Form 10-Q
period 2017-09-30
General Motors Co
filed 2017-10-24
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
(313) 667-1500
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 17, 2017 the number of shares outstanding of common stock was 1,420,407,560 shares.

During the three months ended September 30, 2017 we closed the sale of the Opel and Vauxhall business and certain other assets in Europe (the Opel/Vauxhall Business) to Peugeot, S.A. (PSA Group). The Opel/Vauxhall Business and our European financing subsidiaries and branches (the Fincos, and together with the Opel/Vauxhall Business, the European Business) are presented as discontinued operations in our condensed consolidated financial statements for all periods presented. The transfer of the Fincos is expected to close by the end of the year subject to the receipt of the necessary regulatory approvals and satisfaction of other closing conditions. The assets and liabilities of the Fincos are presented as held for sale as of September 30, 2017, and the assets and liabilities of the European Business are presented as held for sale as of December 31, 2016 in our condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales and revenue
Automotive	$30,466	$36,530	$98,983	$102,862
GM Financial	3,157	2,359	8,890	6,426
Total net sales and revenue	33,623	38,889	107,873	109,288
Costs and expenses
Automotive cost of sales	26,511	31,139	85,161	87,761
GM Financial interest, operating and other expenses	2,892	2,202	8,133	5,938
Automotive selling, general and administrative expense	2,304	2,400	7,141	7,378
Total costs and expenses	31,707	35,741	100,435	101,077
Operating income	1,916	3,148	7,438	8,211
Automotive interest expense	151	145	430	413
Interest income and other non-operating income, net	165	109	277	295
Equity income (Note 7)	500	497	1,585	1,717
Income before income taxes	2,430	3,609	8,870	9,810
Income tax expense (Note 14)	2,316	902	3,637	2,436
Income from continuing operations	114	2,707	5,233	7,374
Income (loss) from discontinued operations, net of tax (Note 2)	(3,096)	5	(3,935)	119
Net income (loss)	(2,982)	2,712	1,298	7,493
Net (income) loss attributable to noncontrolling interests	1	61	(11)	99
Net income (loss) attributable to stockholders	$(2,981)	$2,773	$1,287	$7,592

Net income (loss) attributable to common stockholders	$(2,983)	$2,773	$1,285	$7,592

Earnings per share (Note 17)
Basic earnings per common share – continuing operations	$0.08	$1.79	$3.52	$4.83
Basic earnings (loss) per common share – discontinued operations	$(2.14)	$—	$(2.65)	$0.07
Basic earnings (loss) per common share	$(2.06)	$1.79	$0.87	$4.90
Weighted-average common shares outstanding – basic	1,445	1,550	1,483	1,548

Diluted earnings per common share – continuing operations	$0.08	$1.76	$3.46	$4.73
Diluted earnings (loss) per common share – discontinued operations	$(2.11)	$—	$(2.61)	$0.08
Diluted earnings (loss) per common share	$(2.03)	$1.76	$0.85	$4.81
Weighted-average common shares outstanding – diluted	1,472	1,574	1,507	1,578

Dividends declared per common share	$0.38	$0.38	$1.14	$1.14
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income (loss)	$(2,982)	$2,712	$1,298	$7,493
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	371	(92)	572	(27)
Defined benefit plans	1,213	30	973	79
Other comprehensive income (loss), net of tax	1,584	(62)	1,545	52
Comprehensive income (loss)	(1,398)	2,650	2,843	7,545
Comprehensive (income) loss attributable to noncontrolling interests	3	75	(9)	130
Comprehensive income (loss) attributable to stockholders	$(1,395)	$2,725	$2,834	$7,675

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$12,792	$12,574
Marketable securities (Note 3)	8,454	11,841
Accounts and notes receivable, net	10,013	8,700
GM Financial receivables, net (Note 4; Note 8 at VIEs)	19,399	16,127
Inventories (Note 5)	11,789	11,040
Equipment on operating leases, net (Note 6)	1,632	1,110
Other current assets (Note 8 at VIEs)	4,909	3,633
Current assets held for sale (Note 2)	7,630	11,178
Total current assets	76,618	76,203
Non-current Assets
GM Financial receivables, net (Note 4; Note 8 at VIEs)	21,021	17,001
Equity in net assets of nonconsolidated affiliates (Note 7)	8,820	8,996
Property, net	35,178	32,603
Goodwill and intangible assets, net	5,854	6,149
Equipment on operating leases, net (Note 6; Note 8 at VIEs)	41,775	34,342
Deferred income taxes	30,723	33,172
Other assets (Note 8 at VIEs)	5,005	3,849
Non-current assets held for sale (Note 2)	4,508	9,375
Total non-current assets	152,884	145,487
Total Assets	$229,502	$221,690

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$23,265	$23,333
Short-term debt and current portion of long-term debt (Note 9)
Automotive	1,127	1,060
GM Financial (Note 8 at VIEs)	24,480	22,737
Accrued liabilities	26,603	25,893
Current liabilities held for sale (Note 2)	6,374	12,158
Total current liabilities	81,849	85,181
Non-current Liabilities
Long-term debt (Note 9)
Automotive	12,508	9,500
GM Financial (Note 8 at VIEs)	54,558	41,826
Postretirement benefits other than pensions (Note 12)	5,758	5,803
Pensions (Note 12)	14,119	15,264
Other liabilities	12,743	12,415
Non-current liabilities held for sale (Note 2)	4,490	7,626
Total non-current liabilities	104,176	92,434
Total Liabilities	186,025	177,615
Commitments and contingencies (Note 13)
Equity (Note 16)
Common stock, $0.01 par value	14	15
Additional paid-in capital	25,782	26,983
Retained earnings	24,230	26,168
Accumulated other comprehensive loss	(7,783)	(9,330)
Total stockholders’ equity	42,243	43,836
Noncontrolling interests	1,234	239
Total Equity	43,477	44,075
Total Liabilities and Equity	$229,502	$221,690

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities
Income from continuing operations	$5,233	$7,374
Depreciation, amortization and impairment charges	9,084	7,125
Foreign currency remeasurement and transaction (gains) losses	(12)	143
Undistributed earnings of nonconsolidated affiliates, net	370	400
Pension contributions and OPEB payments	(1,109)	(3,097)
Pension and OPEB income, net	(646)	(587)
Provision for deferred taxes	3,517	2,194
Change in other operating assets and liabilities	(6,061)	(1,271)
Net cash provided by operating activities – continuing operations	10,376	12,281
Net cash provided by operating activities – discontinued operations	64	308
Net cash provided by operating activities	10,440	12,589
Cash flows from investing activities
Expenditures for property	(6,353)	(6,102)
Available-for-sale marketable securities, acquisitions	(4,499)	(8,613)
Trading marketable securities, acquisitions	—	(249)
Available-for-sale marketable securities, liquidations	7,901	8,090
Trading marketable securities, liquidations	—	846
Acquisition of companies/investments, net of cash acquired	(5)	(802)
Purchases of finance receivables, net	(15,134)	(10,389)
Principal collections and recoveries on finance receivables	9,363	7,368
Purchases of leased vehicles, net	(14,809)	(14,959)
Proceeds from termination of leased vehicles	4,649	1,799
Other investing activities	98	200
Net cash used in investing activities – continuing operations	(18,789)	(22,811)
Net cash used in investing activities – discontinued operations (Note 2)	(3,972)	(1,188)
Net cash used in investing activities	(22,761)	(23,999)
Cash flows from financing activities
Net decrease in short-term debt	(374)	(289)
Proceeds from issuance of debt (original maturities greater than three months)	43,048	30,598
Payments on debt (original maturities greater than three months)	(26,034)	(15,294)
Payments to purchase common stock	(2,994)	(1,501)
Proceeds from issuance of GM Financial preferred stock	985	—
Dividends paid	(1,701)	(1,782)
Other financing activities	(271)	(172)
Net cash provided by financing activities – continuing operations	12,659	11,560
Net cash provided by financing activities – discontinued operations	20	585
Net cash provided by financing activities	12,679	12,145
Effect of exchange rate changes on cash, cash equivalents and restricted cash	362	52
Net increase in cash, cash equivalents and restricted cash	720	787
Cash, cash equivalents and restricted cash at beginning of period	15,160	17,332
Cash, cash equivalents and restricted cash at end of period	$15,880	$18,119

Cash, cash equivalents and restricted cash – continuing operations at end of period (Note 3)	$15,315	$17,392
Cash, cash equivalents and restricted cash – discontinued operations at end of period	$565	$727
Significant Non-cash Investing and Financing Activity
Non-cash property additions – continuing operations	$3,833	$3,841
Non-cash property additions – discontinued operations	$—	$847
Non-cash business acquisition – continuing operations (Note 18)	$—	$290
Non-cash proceeds on sale of discontinued operations (Note 2)	$808	$—
Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$15	$27,607	$20,285	$(8,036)	$452	$40,323
Net income	—	—	7,592	—	(99)	7,493
Other comprehensive income	—	—	—	83	(31)	52
Issuance of common stock	—	290	—	—	—	290
Purchase of common stock	—	(820)	(681)	—	—	(1,501)
Exercise of common stock warrants	—	59	—	—	—	59
Stock based compensation	—	105	(16)	—	—	89
Cash dividends paid on common stock	—	—	(1,763)	—	—	(1,763)
Dividends to noncontrolling interests	—	—	—	—	(25)	(25)
Other	—	—	—	—	(2)	(2)
Balance at September 30, 2016	$15	$27,241	$25,417	$(7,953)	$295	$45,015

Balance at January 1, 2017	$15	$26,983	$26,168	$(9,330)	$239	$44,075
Net income	—	—	1,287	—	11	1,298
Other comprehensive income	—	—	—	1,547	(2)	1,545
Purchase of common stock	(1)	(1,476)	(1,517)	—	—	(2,994)
Exercise of common stock warrants	—	42	—	—	—	42
Issuance of GM Financial preferred stock	—	—	—	—	985	985
Stock based compensation	—	293	(25)	—	—	268
Cash dividends paid on common stock	—	—	(1,683)	—	—	(1,683)
Dividends to noncontrolling interests	—	—	—	—	(18)	(18)
Other	—	(60)	—	—	19	(41)
Balance at September 30, 2017	$14	$25,782	$24,230	$(7,783)	$1,234	$43,477

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

On July 31, 2017 we closed the sale of the Opel and Vauxhall business and certain other assets in Europe (the Opel/Vauxhall Business) to Peugeot S.A. (PSA Group). Both the Opel/Vauxhall Business and our European financing subsidiaries and branches (the Fincos, and together with the Opel/Vauxhall Business, the European Business) are presented as discontinued operations in our condensed consolidated financial statements for all periods presented. The assets and liabilities of the Fincos are presented as held for sale as of September 30, 2017, and the assets and liabilities of the European Business are presented as held for sale as of December 31, 2016 in our condensed consolidated financial statements. Unless otherwise indicated, information in these notes to the condensed consolidated financial statements relates to our continuing operations. Refer to Note 2 for additional details regarding the disposal of the Opel/Vauxhall Business and the planned disposals of the Fincos.

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

In May 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which requires us to recognize revenue when a customer obtains control rather than when we have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. ASU 2014-09, as amended, is effective for us beginning January 1, 2018. ASU 2014-09 will affect the amount and timing of certain revenue related transactions primarily resulting from the earlier recognition of certain sales incentives and fixed fee license arrangements. Upon adoption of ASU 2014-09 sales incentives will be recorded at the time of sale rather than at the later of sale or announcement and fixed fee license arrangements will be recognized when the customer is granted access to intellectual property instead of over the contract period. Certain transactions with daily rental car companies may also qualify to be accounted for as a sale as opposed to the current accounting as an operating lease. We expect to adopt the provisions of ASU 2014-09 on a modified retrospective basis through a cumulative adjustment to equity. Upon adoption of ASU 2014-09 we estimate a reduction to Equity of up to $1.0 billion. This estimate is subject to change as a result of future changes in market conditions, incentive program offerings, and dealer inventory levels. We continue to assess the overall impact the adoption of ASU 2014-09 will have on our consolidated financial statements and are continuing to test and refine our processes designed to comply with ASU 2014-09 to permit adoption by January 1, 2018.

In January 2016 the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and which updates certain presentation and disclosure requirements. ASU 2016-01 is effective for us beginning January 1, 2018 and requires a cumulative-effect adjustment for certain items upon adoption. At September 30, 2017 the carrying value of equity investments that are not accounted for under the equity method of accounting totaled approximately $500 million and unrealized gains or losses were insignificant. We do not believe the adoption of ASU 2016-01 will be material to our consolidated financial statements.

In March 2017 the FASB issued ASU 2017-07, "Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07), which requires that the service cost component of net periodic pension and other postretirement benefits (OPEB) (income) expense be presented in the same income statement line item as other employee compensation costs, while the remaining components of net periodic pension and OPEB (income) expense are to be presented outside operating income. ASU 2017-07 is effective for us on a retrospective basis beginning

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

January 1, 2018 and will result in the reclassification of non-service cost components from primarily Automotive cost of sales to Interest income and other non-operating income, net. We expect a resulting decrease to Operating income and an increase to Interest income and other non-operating income, net of approximately $1.3 billion for the year ended December 31, 2016.

In August 2017 the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities" (ASU 2017-12), which simplifies the application of hedge accounting and more closely aligns hedge accounting with companies' risk management strategies thereby making more hedging strategies eligible for hedge accounting. Unlike current guidance, ASU 2017-12 permits hedge accounting for specific risks in hedging relationships involving nonfinancial risk and interest rate risk. ASU 2017-12 is effective for us beginning January 1, 2019, with early adoption permitted. ASU 2017-12 requires a cumulative-effect adjustment for certain items upon adoption. We are currently evaluating the impact the adoption of ASU 2017-12 will have on our consolidated financial statements. The simplifications to the application of hedge accounting may result in the future expansion of our use of hedge accounting.

Note 2. Discontinued Operations
On March 5, 2017 we entered into a Master Agreement (the Agreement) to sell our European Business to PSA Group for net consideration with an estimated value of approximately $2.5 billion. On July 31, 2017 we closed the sale of our Opel/Vauxhall Business to PSA Group. The transfer of the Fincos is expected to close by the end of the year subject to the receipt of the necessary regulatory approvals and satisfaction of other closing conditions.

The net consideration paid at closing for the Opel/Vauxhall Business was $1.4 billion, consisting of (1) $1.1 billion in cash; and (2) $808 million in warrants in PSA Group; partially offset by (3) the $478 million de-risking premium payment made to PSA Group for assuming certain underfunded pension liabilities. The warrants are not exercisable for five years and do not include any governance or voting rights with respect to PSA Group. In addition, we agreed to sell the shares of PSA Group received upon exercise of the warrants within 35 days after exercise. The net consideration to be paid for the Fincos will be 0.8 times their book value at closing, which we estimate will be approximately $1.1 billion based on exchange rates at September 30, 2017, subject to foreign currency fluctuations. The purchase price is subject to certain working capital adjustments as provided in the Agreement.

The total charge from the sale of the European Business is expected to be approximately $6.3 billion, net of tax. During the three months ended September 30, 2017 the Company recorded a charge of $5.4 billion, of which $3.1 billion is recorded in Income (loss) from discontinued operations, net of tax and $2.3 billion is recorded in Income tax expense, as a result of the sale of the Opel/Vauxhall Business. The charge relates to: (1) $4.3 billion of deferred tax assets that will no longer be realizable or that transferred to PSA Group; (2) $1.5 billion related to previously deferred pension losses and payment of the de-risking premium to PSA Group for its assumption of certain underfunded pension liabilities; and (3) other net charges primarily related to contract cancellations, working capital adjustments and certain transitional services and other costs to support the separation of operations to be provided for a period of time following closing; partially offset by proceeds. During the three months ended June 30, 2017 we recognized, on a pre-tax basis, a charge of $836 million in Income (loss) from discontinued operations consisting of (1) a charge of $421 million for the cancellation of production programs resulting from the convergence of vehicle platforms between the European Business and PSA Group; (2) a disposal loss of $324 million as a result of the Fincos being classified as held for sale; and (3) other insignificant charges. We expect to record a disposal loss of approximately $300 million upon sale of the Fincos.

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

We retained net underfunded pension liabilities of $6.8 billion owed primarily to current pensioners and former employees of the European Business with vested pension rights. PSA Group assumed approximately $3.1 billion of net underfunded pension liabilities primarily with respect to active employees of the Opel/Vauxhall Business, and during the three months ended September 30, 2017 the Seller made payments to PSA Group, or one or more pension funding vehicles, of $3.4 billion in respect of these assumed liabilities, which includes pension funding payments for active employees and the de-risking premium payment of $478 million discussed above. At closing we drew upon our three-year unsecured revolving credit facility to fund these payments. We issued debt securities, as described in Note 9, thereafter to repay the amount drawn on our credit facility.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

As part of the retained pension liabilities described above, we retained the United Kingdom defined benefit pension plans in existence at signing related to the Opel/Vauxhall Business, including responsibility for service cost accruals through the closing date. Those plans with active participants closed to future accrual as of July 30, 2017. Any future service cost accruals on and from the closing date will be the responsibility of PSA Group.

We have agreed to purchase from and supply to PSA Group certain vehicles for a period of time following closing. During the three and nine months ended September 30, 2017 Total net sales and revenue from continuing operations include $362 million and purchases and expenses incurred by our continuing operations were insignificant related to transactions with the Opel/Vauxhall Business that would have been eliminated in consolidation prior to the sale of the Opel/Vauxhall Business. During the nine months ended September 30, 2017 cash payments were insignificant and cash receipts of $558 million were recorded in Net cash provided by operating cash flows - continuing operations related to transactions with the Opel/Vauxhall Business.

The following table summarizes the results of the discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Automotive net sales and revenue	$1,553	$4,444	$11,257	$15,011
GM Financial net sales and revenue	147	132	414	418
Total net sales and revenue	1,700	4,576	11,671	15,429
Automotive cost of sales	1,583	4,279	11,049	14,287
GM Financial interest, operating and other expenses	99	104	301	317
Automotive selling, general, and administrative expense	134	324	813	1,011
Other income and (expense) items	(74)	10	(72)	75
Loss from discontinued operations before taxes	190	121	564	111
Loss on sale of discontinued operations before taxes(a)(b)	1,150	—	1,986	—
Total loss from discontinued operations before taxes	1,340	121	2,550	111
Income tax expense (benefit)(b)(c)	1,756	(126)	1,385	(230)
Income (loss) from discontinued operations, net of tax	$(3,096)	$5	$(3,935)	$119
__________

(a)	Includes contract cancellation charges associated with the disposal in the nine months ended September 30, 2017.

(b)	Total loss on sale of discontinued operations, net of tax was $3.1 billion and $3.7 billion for the three and nine months ended September 30, 2017.

(c)	Includes $2.0 billion of deferred tax assets that transferred to PSA Group in the three and nine months ended September 30, 2017.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the assets and liabilities of the Fincos at September 30, 2017 and the European Business at December 31, 2016:

	September 30, 2017	December 31, 2016
Current Assets
Cash and cash equivalents	$242	$386
Accounts and notes receivable, net	65	938
GM Financial receivables, net	6,995	5,938
Inventories	—	2,748
Equipment on operating leases, net	—	786
Other current assets	328	382
Total current assets held for sale	7,630	11,178
Non-current Assets
GM Financial receivables, net	4,308	3,723
Property, net	65	3,217
Deferred income taxes	122	1,920
Other assets	13	515
Total non-current assets held for sale	4,508	9,375
Total Assets Held for Sale	$12,138	$20,553

Current Liabilities
Accounts payable (principally trade)	$178	$3,628
Short-term debt and current portion of long-term debt
Automotive	—	107
GM Financial	6,014	5,124
Accrued liabilities	182	3,299
Total current liabilities held for sale	6,374	12,158
Non-current Liabilities
Long-term debt
Automotive	—	85
GM Financial	4,327	4,189
Pensions	126	2,687
Other liabilities	37	665
Total non-current liabilities held for sale	4,490	7,626
Total Liabilities Held for Sale	$10,864	$19,784

Note 3. Marketable Securities
The following table summarizes the fair value of cash equivalents and marketable securities which approximates cost:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	September 30, 2017	December 31, 2016
Cash and cash equivalents
Cash, cash equivalents and time deposits		$6,124	$5,692
Available-for-sale securities
U.S. government and agencies	2	160	1,158
Corporate debt	2	1,770	2,524
Money market funds	1	2,983	1,801
Sovereign debt	2	1,755	1,399
Total available-for-sale securities – cash equivalents		6,668	6,882
Total cash and cash equivalents		$12,792	$12,574
Marketable securities
U.S. government and agencies	2	$3,285	$5,886
Corporate debt	2	3,720	3,611
Mortgage and asset-backed	2	584	197
Sovereign debt	2	865	2,147
Total available-for-sale securities – marketable securities		$8,454	$11,841
Restricted cash
Cash, cash equivalents and time deposits		$199	$248
Available-for-sale securities, primarily money market funds	1	2,324	1,665
Total restricted cash		$2,523	$1,913

Available-for-sale securities included above with contractual maturities(a)
Due in one year or less		$6,417
Due between one and five years		5,138
Total available-for-sale securities with contractual maturities		$11,555
__________

(a)	Excludes mortgage and asset-backed securities.

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $3.7 billion and $1.6 billion in the three months ended September 30, 2017 and 2016 and $5.1 billion and $5.8 billion in the nine months ended September 30, 2017 and 2016. Net unrealized gains and losses on available-for-sale securities and realized gains and losses on trading securities were insignificant in the three and nine months ended September 30, 2017 and 2016. Cumulative unrealized gains and losses on available-for-sale securities were insignificant at September 30, 2017 and December 31, 2016.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

September 30, 2017
Cash and cash equivalents	$12,792
Restricted cash included in Other current assets	1,940
Restricted cash included in Other assets	583
Total	$15,315

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 4. GM Financial Receivables

	September 30, 2017			December 31, 2016
	Retail	Commercial	Total	Retail	Commercial	Total
Finance receivables, collectively evaluated for impairment, net of fees	$30,052	$9,119	$39,171	$24,480	$7,506	$31,986
Finance receivables, individually evaluated for impairment, net of fees	2,170	27	2,197	1,920	27	1,947
GM Financial receivables	32,222	9,146	41,368	26,400	7,533	33,933
Less: allowance for loan losses	(899)	(49)	(948)	(765)	(40)	(805)
GM Financial receivables, net	$31,323	$9,097	$40,420	$25,635	$7,493	$33,128

Fair value of GM Financial receivables			$40,513			$33,181

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Allowance for loan losses at beginning of period	$893	$828	$805	$749
Provision for loan losses	204	167	573	501
Charge-offs	(287)	(284)	(858)	(826)
Recoveries	135	128	420	403
Effect of foreign currency	3	(2)	8	10
Allowance for loan losses at end of period	$948	$837	$948	$837

The allowance for loan losses on retail and commercial finance receivables included a collective allowance of $617 million and $525 million and a specific allowance of $331 million and $280 million at September 30, 2017 and December 31, 2016.

Retail Finance Receivables We use proprietary scoring systems in the underwriting process that measure the credit quality of retail finance receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO scores or its equivalent) and contract characteristics. We also consider other factors such as employment history, financial stability and capacity to pay. Subsequent to origination we review the credit quality of retail finance receivables based on customer payment activity. In North America, while we historically focused on consumers with lower than prime credit scores, we have expanded our prime lending programs. At September 30, 2017 and December 31, 2016, 39% and 48% of the retail finance receivables in North America were from consumers with sub-prime credit scores, which are defined as FICO scores or its equivalent of less than 620 at the time of loan origination.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date such payment was contractually due. At September 30, 2017 and December 31, 2016 the accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $797 million and $798 million. The following table summarizes the contractual amount of delinquent retail finance receivables, which is not significantly different than the recorded investment of the retail finance receivables:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	September 30, 2017		September 30, 2016
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,176	3.6%	$1,112	4.4%
Greater-than-60 days delinquent	521	1.6%	491	1.9%
Total finance receivables more than 30 days delinquent	1,697	5.2%	1,603	6.3%
In repossession	55	0.2%	57	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,752	5.4%	$1,660	6.5%

At September 30, 2017 and December 31, 2016 retail finance receivables classified as troubled debt restructurings and individually evaluated for impairment were $2.2 billion and $1.9 billion and the allowance for loan losses included $328 million and $276 million of specific allowances on these receivables.

Commercial Finance Receivables Our commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. Dealers in Group VI are subject to additional restrictions on funding, including suspension of lines of credit and liquidation of assets. At September 30, 2017 and December 31, 2016 the commercial finance receivables on non-accrual status were insignificant. The following table summarizes the credit risk profile by dealer risk rating of commercial finance receivables:

		September 30, 2017	December 31, 2016
Group I	– Dealers with superior financial metrics	$1,547	$1,372
Group II	– Dealers with strong financial metrics	3,465	2,526
Group III	– Dealers with fair financial metrics	2,913	2,598
Group IV	– Dealers with weak financial metrics	881	613
Group V	– Dealers warranting special mention due to elevated risks	238	334
Group VI	– Dealers with loans classified as substandard, doubtful or impaired	102	90
		$9,146	$7,533

Note 5. Inventories

	September 30, 2017
	GMNA	GMIO	GMSA	Total
Total productive material, supplies and work in process	$3,587	$720	$649	$4,956
Finished product, including service parts	4,572	1,425	836	6,833
Total inventories	$8,159	$2,145	$1,485	$11,789

	December 31, 2016
	GMNA	GMIO	GMSA	Total
Total productive material, supplies and work in process	$3,277	$970	$761	$5,008
Finished product, including service parts	4,119	1,208	705	6,032
Total inventories	$7,396	$2,178	$1,466	$11,040

Note 6. Equipment on Operating Leases
Equipment on operating leases consists of leases to retail customers that are recorded as operating leases and vehicle sales to daily rental car companies with a guaranteed repurchase obligation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	September 30, 2017	December 31, 2016
Equipment on operating leases	$52,632	$41,851
Less: accumulated depreciation	(9,225)	(6,399)
Equipment on operating leases, net(a)	$43,407	$35,452
__________

(a)	Includes $41.8 billion and $34.3 billion of GM Financial equipment on operating leases, net at September 30, 2017 and December 31, 2016.

Depreciation expense related to equipment on operating leases, net was $1.8 billion and $1.3 billion in the three months ended September 30, 2017 and 2016 and $4.9 billion and $3.3 billion in the nine months ended September 30, 2017 and 2016.

The following table summarizes minimum rental payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2017	2018	2019	2020	2021
Minimum rental receipts under operating leases	$1,800	$6,256	$3,861	$1,182	$110

Note 7. Equity in Net Assets of Nonconsolidated Affiliates

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Automotive China equity income	$459	$459	$1,472	$1,448
Other joint ventures equity income	41	38	113	269
Total Equity income	$500	$497	$1,585	$1,717
There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2016.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$12,161	$10,945	$34,177	$32,417
Automotive China JVs' net income	$964	$956	$2,912	$3,021

Dividends received from our nonconsolidated affiliates were $382 million and an insignificant amount in the three months ended September 30, 2017 and 2016 and $2.0 billion in the nine months ended September 30, 2017 and 2016. At September 30, 2017 and December 31, 2016 we had undistributed earnings of $1.8 billion and $2.2 billion related to our nonconsolidated affiliates.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	September 30, 2017	December 31, 2016
Restricted cash – current	$1,768	$1,302
Restricted cash – non-current	$523	$478
GM Financial receivables, net of fees – current	$13,782	$12,437
GM Financial receivables, net of fees – non-current	$12,411	$11,917
GM Financial equipment on operating leases, net	$23,751	$19,341
GM Financial short-term debt and current portion of long-term debt	$19,207	$17,526
GM Financial long-term debt	$20,981	$16,659

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

Note 9. Automotive and GM Financial Debt

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total automotive debt	$13,635	$14,798	$10,560	$11,399
Fair value utilizing Level 1 inputs		$12,877		$9,515
Fair value utilizing Level 2 inputs		$1,921		$1,884

The fair value of automotive debt measured utilizing Level 1 inputs was based on quoted prices in active markets for identical instruments that a market participant can access at the measurement date. The fair value of automotive debt measured utilizing Level 2 inputs was based on a discounted cash flow model using observable inputs. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread based on our senior unsecured notes that is intended to represent our nonperformance risk. We obtain the benchmark yield curves and yields on unsecured notes from independent sources that are widely used in the financial industry. At September 30, 2017 and December 31, 2016 the fair value of automotive debt exceeded its carrying amount due primarily to a decrease in bond yields compared to yields at the time of issuance.

In August 2017 we issued $3.0 billion in aggregate principal amount of senior unsecured notes with an initial weighted average interest rate of 4.5% and maturity dates ranging from 2020 to 2048. The indentures governing these notes contain terms and covenants customary of these types of securities including limitation on the amount of certain secured debt we may incur. The net proceeds from the issuance of these senior unsecured notes were used to repay the $3.0 billion drawn on our three-year unsecured revolving credit facility in the three months ended September 30, 2017 to fund the payments to PSA Group, or one or more pension funding vehicles, for the assumed net underfunded pension liabilities in connection with the sale of the Opel/Vauxhall Business as described in Note 2.

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$40,775	$40,889	$35,087	$35,162
Unsecured debt	38,263	39,411	29,476	30,045
Total GM Financial debt	$79,038	$80,300	$64,563	$65,207

Fair value utilizing Level 2 inputs		$78,293		$62,951
Fair value utilizing Level 3 inputs		$2,007		$2,256

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged Securitized Assets. Refer to Note 8 for additional information on GM Financial's involvement with VIEs. In the nine months ended September 30, 2017 we entered into new or renewed credit facilities with a total net additional borrowing capacity of $1.7 billion, which had substantially the same terms as existing debt and we issued $18.8 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.09% and maturity dates ranging from 2019 to 2025.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the nine months ended September 30, 2017 we issued $10.6 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 2.87% and maturity dates ranging from 2019 to 2027.

Each of the revolving credit facilities and the indentures governing GM Financial's notes contain terms and covenants including limitations on GM Financial's ability to incur certain liens.

Note 10. Derivative Financial Instruments
Automotive The following table presents the notional amounts based on asset or liability positions of derivative financial instruments in our automotive operations:

	Fair Value Level	September 30, 2017	December 31, 2016
Derivatives designated as hedges(a)
Assets
Cash flow hedges
Foreign currency	2	$—	$803
Commodity	2	73	106
Total assets		$73	$909
Derivatives not designated as hedges(a)
Assets
Foreign currency	2/3	$3,671	$4,483
Commodity	2	553	1,061
PSA warrants(b)	2	47	—
Total assets		$4,271	$5,544
Liabilities
Foreign currency	2/3	$2,025	$470
Commodity	2	70	181
Total liabilities		$2,095	$651
__________

(a)
The fair value of these derivative instruments at September 30, 2017 and December 31, 2016 and the gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016 were insignificant.

(b)	The fair value of the PSA warrants was $903 million at September 30, 2017.

We estimate the fair value of the PSA warrants using a Black-Scholes valuation model. The significant inputs to the model include the PSA stock price and the estimated dividend yield. The estimated dividend yield is adjusted based on the terms of the Agreement. Under the terms of the Agreement we are entitled to the dividends distributed by PSA since the warrants issuance date. Gains or losses as a result of the change in the fair value of the PSA warrants are recorded in Interest income and other non-operating income, net.

GM Financial The following table presents the notional amounts based on asset or liability positions of GM Financial's derivative financial instruments:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	September 30, 2017	December 31, 2016
Derivatives designated as hedges(a)
Assets
Fair value hedges – interest rate swaps	2	$3,500	$—
Cash flow hedges
Interest rate swaps	2/3	2,561	3,070
Foreign currency	2	1,356	—
Total cash flow hedges		3,917	3,070
Total assets		$7,417	$3,070
Liabilities
Fair value hedges – interest rate swaps(b)	2	$7,860	$7,700
Cash flow hedges
Interest rate swaps	2/3	—	500
Foreign currency	2	—	791
Total cash flow hedges		—	1,291
Total liabilities		$7,860	$8,991
Derivatives not designated as hedges(a)
Assets
Interest rate swaps	2/3	$33,218	$7,959
Interest rate caps and floors	2	16,810	9,698
Foreign currency	2	1,182	—
Total assets		$51,210	$17,657
Liabilities
Interest rate swaps	2/3	$12,823	$6,170
Interest rate caps and floors	2	18,467	12,146
Total liabilities		$31,290	$18,316
__________

(a)
The fair value of these derivative instruments at September 30, 2017 and December 31, 2016 and the gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016 were insignificant.

(b)	The fair value of these derivative instruments was $260 million and $276 million at September 30, 2017 and December 31, 2016.

Note 11. Product Warranty and Related Liabilities

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Warranty balance at beginning of period	$8,890	$8,639	$9,069	$8,550
Warranties issued and assumed in period – recall campaigns	173	306	527	627
Warranties issued and assumed in period – product warranty	481	631	1,586	1,717
Payments	(787)	(861)	(2,382)	(2,524)
Adjustments to pre-existing warranties	(317)	101	(405)	390
Effect of foreign currency and other	39	5	84	61
Warranty balance at end of period	$8,479	$8,821	$8,479	$8,821

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at September 30, 2017. Refer to Note 13 for reasonably possible losses on Takata Corporation (Takata) matters.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$79	$45	$4	$96	$80	$4
Interest cost	536	115	51	553	127	50
Expected return on plan assets	(919)	(185)	—	(945)	(179)	—
Amortization of prior service cost (credit)	(1)	2	(3)	(1)	4	(3)
Amortization of net actuarial (gains) losses	(2)	29	8	(6)	34	5
Net periodic pension and OPEB (income) expense	$(307)	$6	$60	$(303)	$66	$56

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$237	$131	$14	$287	$195	$13
Interest cost	1,608	366	149	1,659	384	150
Expected return on plan assets	(2,757)	(528)	—	(2,834)	(538)	—
Amortization of prior service cost (credit)	(3)	4	(10)	(3)	10	(10)
Amortization of net actuarial (gains) losses	(5)	124	24	(19)	104	15
Net periodic pension and OPEB (income) expense	$(920)	$97	$177	$(910)	$155	$168

We made discretionary contributions to our U.S. hourly pension plan of $2.0 billion in the nine months ended September 30, 2016.

Note 13. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation, that arise in connection with our business as a global company. We identify below the material individual proceedings and investigations in connection with which we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At September 30, 2017 and December 31, 2016 total accruals of $1.1 billion and $1.2 billion were recorded in Accrued liabilities and Other liabilities. In many proceedings, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss. Accordingly an adverse outcome from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

Through October 17, 2017 we were aware of over 100 putative class actions pending against GM in various courts in the U.S. and Canada alleging that consumers who purchased or leased vehicles manufactured by GM or General Motors Corporation had been economically harmed by one or more of the recalls announced in 2014 and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). In general, these economic-loss cases seek recovery for purported compensatory damages, such as alleged benefit-of-the-bargain damages or damages related to alleged diminution in value of the vehicles, as well as punitive damages, injunctive relief and other relief. There is also a civil action brought by the Arizona Attorney General relating to the recalls that seeks civil penalties and injunctive relief for alleged violations of state laws.

We also were aware of several hundred actions pending in various courts in the U.S. and Canada alleging injury or death as a result of defects that may be the subject of recalls announced in 2014 (personal injury cases). In general, these personal injury cases seek recovery for purported compensatory damages, punitive damages and other relief. Since 2016, several bellwether trials

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

have taken place in the personal injury cases in the U.S. District Court for the Southern District of New York (Southern District), which is administering a federal multi-district litigation, and in a Texas state court, which is administering a Texas state multi-district litigation (MDL). None of these trials resulted in a finding of liability against GM. An additional personal injury bellwether trial is scheduled in 2018 along with non-bellwether trials in various courts.

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

On September 15, 2016, plaintiffs filed a Fourth Amended Consolidated Complaint amending their economic-loss claims, and GM moved to dismiss certain claims in that Complaint as well. On June 30, 2017, the Southern District issued an order granting in part and denying in part GM’s motion. In its order, among other things, the Southern District reaffirmed its dismissal of plaintiffs’ brand devaluation claim and theory of damages and dismissed the claims of any plaintiff who purchased a vehicle before GM came into existence in July 2009. With respect to plaintiffs’ claims under the laws of certain states that were at issue in the motion, the Court granted GM’s motion to dismiss with respect to certain state law claims but denied it as to other state law claims.

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

On July 13, 2016 the United States Court of Appeals for the Second Circuit (Second Circuit) issued a decision and judgment affirming in part, reversing in part, and vacating portions of the Bankruptcy Court's decision and subsequent judgment. Among other things, the Second Circuit held that the 2009 Sale Order could not be enforced to bar claims against GM asserted by either plaintiffs who purchased used vehicles after the sale closing or against purchasers who asserted claims relating to the ignition switch defect, including pre-closing personal injury claims and economic-loss claims. The Second Circuit also vacated that portion of the Bankruptcy Court judgment enforcing the 2009 Sale Order against plaintiffs with pre-sale claims based on defects other than the ignition switch and remanded that issue to the Bankruptcy Court for further proceedings. In April 2017, the United States Supreme Court denied our petition for certiorari. Certain of these pre-sale claims were resolved through GM's Ignition Switch Recall Compensation Program (Compensation Program) and should not be the subject of additional litigation. For Plaintiffs asserting pre-sale claims related to the ignition switch defect that were not resolved by the Compensation Program, those Plaintiffs must still establish their right to assert successor liability claims and demonstrate that their claims have merit. In August 2017, the MDL court granted our motion to dismiss the successor liability claims of Plaintiffs in seven of the sixteen states at issue on the motion and called for additional briefing to decide whether Plaintiffs' claims can proceed in the other nine states.

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

Three shareholder derivative actions against certain current and former GM directors and officers are pending in the Eastern District. In two of those matters that have been consolidated, the Court issued an Order on August 4, 2017 denying our motion to dismiss without prejudice and granting leave for Plaintiff to file an amended complaint. The court is still considering a motion to dismiss in the other action. Two derivative actions filed in the Circuit Court of Wayne County, Michigan, which have been consolidated, are stayed pending disposition of the federal derivative actions.

In connection with the 2014 recalls, we have from time to time received subpoenas and other requests for information related to investigations by agencies or other representatives of U.S. federal, state and the Canadian governments, including the United States Attorney’s Office for the Southern District of New York (the U.S. Attorney's Office). Ongoing matters or investigations as of September 30, 2017, included litigation initiated by the Arizona Attorney General, litigation initiated by the Orange County

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

District Attorney, and investigations by 49 state attorneys general, and an inquiry from the U.S. General Services Administration which has subsequently been closed in light of our obligations under the Deferred Prosecution Agreement (DPA). Investigations into consumer protection claims by 49 state attorneys general and the litigation initiated by the Orange County District Attorney have been resolved. We believe we are cooperating fully with all reasonable pending requests for information. Such matters could in the future result in the imposition of damages, fines, civil consent orders, civil and criminal penalties or other remedies.

With regard to the investigation by the U.S. Attorney's Office, on September 16, 2015, we entered into the DPA with the U.S. Attorney's Office regarding its investigation of the events leading up to certain recalls regarding faulty ignition switches. Pursuant to the DPA we have paid the United States $900 million as a financial penalty, and we agreed to retain an independent monitor to review and assess our policies, practices or procedures related to statements about motor vehicle safety, the provision of information to those responsible for recall decisions, recall processes and addressing known defects in certified pre-owned vehicles. In addition, the U.S. Attorney's Office agreed to recommend to the Southern District that prosecution of GM on a two-count information filed in the Southern District be deferred for three years. The U.S. Attorney's Office also agreed that if we are in compliance with all of our obligations under the DPA, the U.S. Attorney's Office will, within 30 days after the expiration of the period of deferral (including any extensions thereto), seek dismissal with prejudice of the two-count information filed against GM. For a further description of the terms and conditions of the DPA refer to Note 15 of our 2016 Form 10-K.

The total amount accrued for ignition switch and the various other related recalls at September 30, 2017 reflects amounts for a combination of settled but unpaid matters, and for the remaining unsettled investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls. The amounts accrued for those unsettled investigations, claims, and/or lawsuits represent a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We believe it is probable that we will incur additional liabilities beyond what has already been accrued for at least a portion of the remaining matters, whether through settlement or judgment; however, we are currently unable to estimate an overall amount or range of loss because these matters involve significant uncertainties, including the legal theory or the nature of the investigations, claims and/or lawsuits, the complexity of the facts, the lack of documentation available to us with respect to particular cases or groups of cases, the results of any investigation or litigation and the timing of resolution of the investigation or litigations, including any appeals, further proceedings regarding interpretation and application of the Second Circuit's July 13, 2016 decision and certain common law doctrines, and further proceedings following the Southern District's July 15, 2016 decision and its June 30, 2017 decision on GM's motion to dismiss the Fourth Amended and Consolidated Complaint. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Korea Wage Litigation Commencing on or about September 29, 2010 current and former hourly employees of GM Korea Company (GM Korea) filed eight separate group actions in the Incheon District Court in Incheon, Korea. The cases, which in aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under the Presidential Decree of the Korean Labor Standards Act. On November 23, 2012 the Seoul High Court (an intermediate level appellate court) affirmed a decision of the Incheon District Court in a case involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court). On May 29, 2014 the Supreme Court remanded the case to the Seoul High Court for consideration consistent with earlier Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. On reconsideration, the Seoul High Court held in GM Korea’s favor on October 30, 2015, after which the plaintiffs appealed to the Supreme Court. In July 2014 GM Korea and its labor union also agreed to include bonuses and certain allowances in Ordinary Wages retroactive to March 1, 2014. Therefore our accrual related to these cases was reclassified from a contingent liability to the Pensions liability. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $547 million at September 30, 2017, which relates to periods before March 1, 2014. We are also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation. On November 26 and 27, 2015 the Supreme Court remanded two salary cases to the Seoul High Court for a review of the merits. On September 1, 2017, the Seoul High Court issued a ruling concerning those two salary cases and another salaried worker case. Among other things, the Seoul High Court held that there was no agreement between GM Korea and its salaried workers regarding whether to include fixed bonuses in the calculation of Ordinary Wages. As a result, the workers are not barred from filing retroactive wage claims. On September 13, 2017, GM Korea appealed this ruling to the Supreme Court. At September 30, 2017 the reasonably possible loss for salary cases in excess of amounts accrued was approximately $169 million. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available. These cases are currently pending before various courts in Korea.

GM Brazil Indirect Tax Claim In March 2017 the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces GM Brazil’s gross

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

receipts tax prospectively and, potentially, retrospectively. The retrospective right to recover is under judicial review and we do not expect resolution during 2017. If the Supreme Court of Brazil grants retrospective recovery we estimate potential recoveries of up to $1.5 billion. However, given the remaining uncertainty regarding the ultimate judicial resolution of this matter we are unable to assess the likelihood of any favorable outcome at this time. We have not recorded any amounts relating to the retrospective nature of this matter.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain South American administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security which may range from $200 million to $600 million at September 30, 2017. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2017. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $1.0 billion at September 30, 2017.

Takata Matters On May 4, 2016 the National Highway Traffic Safety Administration (NHTSA) issued an amended consent order requiring Takata to file defect information reports (DIRs) for previously unrecalled front airbag inflators that contain phase-stabilized ammonium nitrate-based propellant without a moisture absorbing desiccant on a multi-year, risk-based schedule through 2019 impacting tens of millions of vehicles produced by numerous automotive manufacturers. NHTSA concluded that the likely root cause of the rupturing of the airbag inflators is a function of time, temperature cycling and environmental moisture.

On May 16, 2016 Takata issued its first DIR in connection with the amended consent order, and on January 3, 2017, Takata issued its second set of DIRs. Although we do not believe there is a safety defect at this time in any unrecalled GM vehicles within the scope of the Takata DIRs, in cooperation with NHTSA we filed Preliminary DIRs on May 27, 2016, updated as of June 13, 2016, covering 2.5 million of certain of our GMT900 vehicles, which are full-size pick-up trucks and sport utility vehicles (SUVs). On November 15, 2016 we filed a petition for inconsequentiality and request for deferral of determination regarding those GMT900 vehicles. On November 28, 2016 NHTSA granted GM's deferral request in connection with this petition. The deferral provided GM until August 31, 2017 to present evidence and analysis that our vehicles do not pose an unreasonable risk to motor vehicle safety.

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

On August 25, 2017, we filed a supplemental brief in support of our petitions that provided NHTSA with the results of our long-term study and testing and the basis for our determination that the inflators in these vehicles do not present an unreasonable risk to safety and that no repair should ultimately be required. In our brief, we requested that NHTSA grant our petitions or, in the alternative, grant an additional deferral period to provide time for further testing.

We believe these vehicles are currently performing as designed and ongoing testing continues to support the belief that the vehicles' unique design and integration mitigates against inflator propellant degradation and rupture risk. For example, the airbag inflators used in the vehicles are a variant engineered specifically for our vehicles, and include features such as greater venting, unique propellant wafer configurations, and machined steel end caps. The inflators are packaged in the instrument panel in such a way as to minimize exposure to moisture from the climate control system. Also, these vehicles have features that minimize the maximum temperature to which the inflator will be exposed, such as larger interior volumes and standard solar absorbing windshields and side glass.

Accordingly, no warranty provision has been made for any repair associated with our vehicles subject to the Preliminary DIRs and amended consent order. However, in the event we are ultimately obligated to repair the vehicles subject to current or future Takata DIRs under the amended consent order in the U.S., we estimate a reasonably possible impact to GM of approximately $1.0 billion.
GM is engaged in discussions with regulators outside the U.S. with respect to Takata inflators. There are differences in vehicle and inflator design between the relevant vehicles sold internationally and those sold in the U.S. We continue to gather and analyze evidence about these inflators and to share our findings with regulators. We were required to recall certain vehicles outside of the U.S. in the three months ended September 30, 2017 to replace Takata inflators in these vehicles. Additional recalls, if any, could be material to our results of operations and cash flows. We continue to monitor the international situation.
Through October 17, 2017 we were aware of two putative class actions pending against GM in federal court in the U.S., one putative class action in Mexico and four putative class actions pending in various Provincial Courts in Canada arising out of allegations that airbag inflators manufactured by Takata are defective. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss. On August 16, 2017, the bankruptcy court hearing the Takata bankruptcy entered an order staying all Takata related litigation against automotive manufacturers, including GM, until November 16, 2017.

Product Liability With respect to product liability claims (other than claims relating to the ignition switch recalls discussed above) involving GM and General Motors Corporation products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. In addition we indemnify dealers for certain product liability related claims, including claims related to products sold by General Motors Corporation's dealers. At September 30, 2017 and December 31, 2016 liabilities of $615 million and $656 million were recorded in Accrued liabilities and Other liabilities for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. In light of vehicle recalls in recent years it is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. We also provide vehicle repurchase guarantees and payment guarantees on commercial loans outstanding with third parties such as dealers. These guarantees terminate in years ranging from 2017 to 2032 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered and our recorded accruals are insignificant. The maximum liability, calculated as future undiscounted payments, was $5.2 billion and $4.3 billion for these guarantees at September 30, 2017 and December 31, 2016, the majority of which relate to the indemnification agreements.

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

In the three months ended September 30, 2017 Income tax expense of $2.3 billion primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $583 million including tax benefits from foreign dividends and $2.3 billion related to the establishment of a valuation allowance on deferred tax assets that will no longer be realizable as a result of the sale of the Opel/Vauxhall Business as described in Note 2, partially offset by tax benefits related to tax settlements. In the three months ended September 30, 2016 Income tax expense of $902 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $1.3 billion, partially offset by tax benefits related to foreign currency losses.

In the nine months ended September 30, 2017 Income tax expense of $3.6 billion primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $2.1 billion including tax benefits from foreign dividends and $2.3 billion related to the establishment of a valuation allowance on deferred tax assets that will no longer be realizable as a result of the sale of the Opel/Vauxhall Business as described in Note 2, partially offset by tax benefits related to tax settlements. In the nine months ended September 30, 2016 Income tax expense of $2.4 billion primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $3.4 billion, partially offset by tax benefits related to foreign currency losses, tax settlements and deductions taken for stock investments in non-U.S. affiliates.

At September 30, 2017 we had $30.1 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances. The net operating losses and income tax credits include U.S. operating loss and tax credit carryforward deferred tax assets of $9.6 billion that expire by 2037 if not utilized; and Non-U.S. operating loss and tax credit carryforward deferred tax assets of $4.9 billion of which $946 million expire by 2037 if not utilized and $4.0 billion can be carried forward indefinitely.

Note 15. Restructuring and Other Initiatives
We have executed various restructuring and other initiatives and we may execute additional initiatives in the future, if necessary, to streamline manufacturing capacity and other costs to improve the utilization of remaining facilities. To the extent these programs involve voluntary separations, no liabilities are generally recorded until offers to employees are accepted. If employees are involuntarily terminated, a liability is generally recorded at the communication date. Related charges are recorded in Automotive cost of sales and Automotive selling, general and administrative expense. The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Balance at beginning of period	$493	$333	$268	$383
Additions, interest accretion and other	43	29	333	369
Payments	(75)	(24)	(150)	(429)
Revisions to estimates and effect of foreign currency	(7)	(30)	3	(15)
Balance at end of period	$454	$308	$454	$308

In the nine months ended September 30, 2017, restructuring and other initiatives primarily include restructuring actions announced in the three months ended June 30, 2017 in GMIO. These actions related primarily to the withdrawal of Chevrolet from the Indian and South African markets by the end of 2017 and the transition of our South Africa manufacturing operations to Isuzu Motors. We intend to continue manufacturing vehicles in India for sale to certain export markets. We recorded charges of $460 million in GMIO primarily consisting of $297 million of asset impairments, sales incentives, inventory provisions and other

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

charges, not reflected in the table above, and $163 million of dealer restructurings, employee separations and other contract cancellation costs, which are reflected in the table above and insignificant costs for separation and other programs in GMNA and GMSA. We expect to complete these programs in 2017.

Other GMIO restructuring programs reflected in the table above include separation and other programs in Australia, Korea and India and the withdrawal of the Chevrolet brand from Europe. Collectively these programs had a total cost since inception in 2013 of $883 million. We expect to complete these programs in 2017 and incur insignificant additional restructuring and other charges.

In the nine months ended September 30, 2016 restructuring and other initiatives related primarily to charges of $240 million in the three months ended March 31, 2016 in GMNA related to the cash severance incentive program to qualified U.S. hourly employees under our 2015 labor agreement with the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW) and insignificant costs for separation and other programs in Australia, Korea and India and the withdrawal of the Chevrolet brand from Europe.

Note 16. Stockholders' Equity and Noncontrolling Interests
At September 30, 2017 and December 31, 2016 we had 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. At September 30, 2017 and December 31, 2016 we had 1.4 billion and 1.5 billion shares of common stock issued and outstanding. In the nine months ended September 30, 2017 and 2016 we purchased 86 million and 48 million shares of our outstanding common stock for $3.0 billion and $1.5 billion as part of the common stock repurchase program announced in March 2015, which our Board of Directors increased and extended in January 2016 and January 2017. Our total dividends paid on common stock were $546 million and $585 million in the three months ended September 30, 2017 and 2016 and $1.7 billion and $1.8 billion in the nine months ended September 30, 2017 and 2016.

In September 2017 GM Financial issued $1.0 billion of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A, $0.01 par value, with a liquidation preference of $1,000 per share. The preferred stock is classified as noncontrolling interests on our condensed consolidated financial statements. Dividends will be paid semi-annually when declared starting March 30, 2018 at a fixed rate of 5.75% or approximately $58 million annually for the first 10 years after issuance, after which, if not called, dividends will be paid based on a floating rate. The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,162)	$(1,959)	$(2,355)	$(2,034)
Other comprehensive income (loss) net of reclassification adjustment, noncontrolling interests and tax(a)(b)	370	(70)	563	5
Balance at end of period	$(1,792)	$(2,029)	$(1,792)	$(2,029)
Defined Benefit Plans
Balance at beginning of period	$(7,208)	$(5,950)	$(6,968)	$(5,999)
Other comprehensive income (loss) before reclassification adjustment, net of tax(a)	87	(3)	(256)	(18)
Reclassification adjustment, net of tax(a)(c)	1,126	33	1,229	97
Other comprehensive income, net of tax(a)	1,213	30	973	79
Balance at end of period	$(5,995)	$(5,920)	$(5,995)	$(5,920)
__________

(a)	The income tax effect was insignificant in the three and nine months ended September 30, 2017 and 2016.

(b)	The reclassification adjustments and noncontrolling interests were insignificant in the three and nine months ended September 30, 2017 and 2016.

(c)
$1.2 billion is included in the loss on sale of the Opel/Vauxhall Business in the three and nine months ended September 30, 2017. An insignificant amount is included in the computation of periodic pension and OPEB (income) expense in the three and nine months ended September 30, 2017 and 2016.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 17. Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Basic earnings per share
Income from continuing operations(a)	$115	$2,768	$5,222	$7,473
Less: cumulative dividends on GM Financial preferred stock	(2)	—	(2)	—
Income from continuing operations attributable to common stockholders	113	2,768	5,220	7,473
Income (loss) from discontinued operations, net of tax	(3,096)	5	(3,935)	119
Net income (loss) attributable to common stockholders	$(2,983)	$2,773	$1,285	$7,592

Weighted-average common shares outstanding	1,445	1,550	1,483	1,548

Basic earnings per common share – continuing operations	$0.08	$1.79	$3.52	$4.83
Basic earnings (loss) per common share – discontinued operations	$(2.14)	$—	$(2.65)	$0.07
Basic earnings (loss) per common share	$(2.06)	$1.79	$0.87	$4.90
Diluted earnings per share
Income from continuing operations attributable to common stockholders – diluted(a)	$113	$2,768	$5,220	$7,472
Income (loss) from discontinued operations, net of tax – diluted	$(3,096)	$5	$(3,935)	$119
Net income (loss) attributable to common stockholders – diluted	$(2,983)	$2,773	$1,285	$7,591

Weighted-average common shares outstanding – basic	1,445	1,550	1,483	1,548
Dilutive effect of warrants and awards under stock incentive plans	27	24	24	30
Weighted-average common shares outstanding – diluted	1,472	1,574	1,507	1,578

Diluted earnings per common share – continuing operations	$0.08	$1.76	$3.46	$4.73
Diluted earnings (loss) per common share – discontinued operations	$(2.11)	$—	$(2.61)	$0.08
Diluted earnings (loss) per common share	$(2.03)	$1.76	$0.85	$4.81
Potentially dilutive securities(b)	6	26	6	26
__________

(a)	Net of Net (income) loss attributable to noncontrolling interests.

(b)	Potentially dilutive securities attributable to outstanding stock options were excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.

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

GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. The demands of customers outside North America are primarily met with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet, GMC, and Holden brands. We also have equity ownership stakes directly or indirectly in entities through various regional subsidiaries, primarily in Asia. These companies design, manufacture and/or market vehicles under the Baojun, Buick, Cadillac, Chevrolet, Jiefang and Wuling brands.

Our automotive operations' interest income and interest expense, Maven, legacy costs from the Opel/Vauxhall Business (primarily pension costs), corporate expenditures including autonomous vehicle-related engineering and other costs and certain nonsegment specific revenues and expenses are recorded centrally in Corporate. Corporate assets consist primarily of cash and cash equivalents, marketable securities, our investment in Lyft, goodwill, intangibles, Maven vehicles and intercompany balances. Retained net underfunded pension liabilities related to the European Business are also recorded in Corporate. All intersegment balances and transactions have been eliminated in consolidation.

Beginning in the three months ended December 31, 2017, we intend to change our reportable segments as a result of planned changes in our organizational structure and the evolution of our business resulting from the sale of the Opel/Vauxhall Business and the various strategic actions taken in the GMIO region. As a result, our GMSA and GMIO segments will be reported as one, combined reportable international segment, GM International (GMI). Our GMNA and GM Financial segments will not be impacted.

The following tables summarize key financial information by segment:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended September 30, 2017
	GMNA	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$24,819	$3,007	$2,569	$80		$30,475	$3,161	$(13)	$33,623
Earnings (loss) before interest and taxes-adjusted	$2,068	$337	$52	$(242)		$2,215	$310	$(2)	$2,523
Automotive interest income									59
Automotive interest expense									(151)
Net (loss) attributable to noncontrolling interests									(1)
Income before income taxes									2,430
Income tax expense									(2,316)
Income from continuing operations									114
Loss from discontinued operations, net of tax									(3,096)
Net loss attributable to noncontrolling interests									1
Net loss attributable to stockholders									$(2,981)

Equity in net assets of nonconsolidated affiliates	$82	$7,618	$1	$—	$—	$7,701	$1,119	$—	$8,820
Total assets(a)	$109,885	$20,551	$7,617	$26,410	$(40,067)	$124,396	$106,142	$(1,036)	$229,502
Depreciation and amortization	$1,210	$101	$65	$11	$—	$1,387	$1,743	$—	$3,130
Impairment charges	$10	$7	$—	$—	$—	$17	$—	$—	$17
Equity income	$2	$457	$—	$—	$—	$459	$41	$—	$500
__________

(a)	Assets in GM Financial include assets classified as held for sale.

	At and For the Three Months Ended September 30, 2016
	GMNA	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$31,085	$3,376	$2,029	$40		$36,530	$2,360	$(1)	$38,889
Earnings (loss) before interest and taxes-adjusted	$3,579	$220	$(118)	$(212)		$3,469	$193	$—	$3,662
Adjustments(a)	$—	$—	$—	$110		$110	$—	$—	110
Automotive interest income									43
Automotive interest expense									(145)
Net (loss) attributable to noncontrolling interests									(61)
Income before income taxes									3,609
Income tax expense									(902)
Income from continuing operations									2,707
Income from discontinued operations, net of tax									5
Net loss attributable to noncontrolling interests									61
Net income attributable to stockholders									$2,773

Equity in net assets of nonconsolidated affiliates	$74	$7,629	$2	$—	$—	$7,705	$940	$—	$8,645
Total assets(b)	$101,846	$20,679	$7,662	$38,535	$(31,339)	$137,383	$82,200	$(2,007)	$217,576
Depreciation and amortization	$1,088	$116	$75	$2	$(1)	$1,280	$1,249	$—	$2,529
Impairment charges	$3	$2	$—	$—	$—	$5	$—	$—	$5
Equity income	$3	$459	$—	$—	$—	$462	$35	$—	$497
__________

(a)	Consists of a net benefit of $110 million for legal related matters related to the ignition switch recall.

(b)	Assets in Corporate and GM Financial include assets classified as held for sale.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Nine Months Ended September 30, 2017
	GMNA	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$82,594	$9,400	$6,826	$306		$99,126	$8,899	$(152)	$107,873
Earnings (loss) before interest and taxes-adjusted	$9,014	$974	$(90)	$(1,029)		$8,869	$895	$(5)	$9,759
Adjustments(a)	$—	$(460)	$(80)	$(114)		$(654)	$—	$—	(654)
Automotive interest income									184
Automotive interest expense									(430)
Net income attributable to noncontrolling interests									11
Income before income taxes									8,870
Income tax expense									(3,637)
Income from continuing operations									5,233
Loss from discontinued operations, net of tax									(3,935)
Net (income) attributable to noncontrolling interests									(11)
Net income attributable to stockholders									$1,287

Depreciation and amortization	$3,499	$327	$208	$23	$(1)	$4,056	$4,757	$—	$8,813
Impairment charges	$59	$204	$3	$5	$—	$271	$—	$—	$271
Equity income	$8	$1,448	$—	$—	$—	$1,456	$129	$—	$1,585
__________

(a)
Consists of charges of $460 million related to restructuring actions in India and South Africa in GMIO; charges of $80 million associated with the deconsolidation of Venezuela in GMSA and charges of $114 million for legal related matters related to the ignition switch recall in Corporate.

	At and For the Nine Months Ended September 30, 2016
	GMNA	GMIO	GMSA	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$87,815	$9,923	$5,011	$113		$102,862	$6,429	$(3)	$109,288
Earnings (loss) before interest and taxes-adjusted	$9,708	$844	$(300)	$(602)		$9,650	$600	$—	$10,250
Adjustments(a)	$—	$—	$—	$(65)		$(65)	$—	$—	(65)
Automotive interest income									137
Automotive interest expense									(413)
Net (loss) attributable to noncontrolling interests									(99)
Income before income taxes									9,810
Income tax expense									(2,436)
Income from continuing operations									7,374
Income from discontinued operations, net of tax									119
Net loss attributable to noncontrolling interests									99
Net income attributable to stockholders									$7,592

Depreciation and amortization	$3,185	$330	$202	$12	$(3)	$3,726	$3,290	$—	$7,016
Impairment charges	$44	$65	$—	$—	$—	$109	$—	$—	$109
Equity income	$162	$1,446	$—	$—	$—	$1,608	$109	$—	$1,717
__________

(a)	Consists of a net charge of $65 million for legal related matters related to the ignition switch recall.

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

During the three months ended September 30, 2017 we closed the sale of the Opel and Vauxhall business and certain other assets in Europe (the Opel/Vauxhall Business) to Peugeot, S.A. (PSA Group). The Opel/Vauxhall Business and our European financing subsidiaries and branches (the Fincos, and together with the Opel/Vauxhall Business, the European Business) are presented as discontinued operations in our condensed consolidated financial statements for all periods presented. The assets and liabilities of the Fincos are presented as held for sale as of September 30, 2017, and the assets and liabilities of the European Business are presented as held for sale as of December 31, 2016 in our condensed consolidated financial statements. In results which were reported prior to the three and nine months ended September 30, 2017, these operations were primarily reported in our GME segment, which is no longer a reportable segment, and GM Financial. Refer to Note 2 to our condensed consolidated financial statements for additional information on the disposition of the European Business.

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

Non-GAAP Measures Unless otherwise indicated, our non-GAAP measures discussed in this MD&A are related to our continuing operations and not our discontinued operations nor assets and liabilities held for sale. Our non-GAAP measures include earnings before interest and taxes (EBIT)-adjusted, presented net of noncontrolling interests, earnings per share (EPS)-diluted-adjusted, effective tax rate-adjusted (ETR-adjusted), return on invested capital-adjusted (ROIC-adjusted) and adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

These non-GAAP measures allow management and investors to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions to understand operating performance without regard to items we do not consider a component of our core operating performance. Furthermore, these non-GAAP measures allow investors the opportunity to measure and monitor our performance against our externally communicated targets and evaluate the investment decisions being made by management to improve ROIC-adjusted. Management uses these measures in its financial, investment and operational decision-making processes, for internal reporting and as part of its forecasting and budgeting processes. Further, our Board of Directors uses certain of these and other measures as key metrics to determine management performance under our performance-based compensation plans. For these reasons we believe these non-GAAP measures are useful for our investors.

EBIT-adjusted is presented net of noncontrolling interests and is used by management and can be used by investors to review our consolidated operating results because it excludes automotive interest income, automotive interest expense and income taxes as well as certain additional adjustments that are not considered part of our core operations. Examples of adjustments to EBIT include but are not limited to impairment charges related to goodwill; impairment charges on long-lived assets and other exit costs resulting from strategic shifts in our operations or discrete market and business conditions; costs arising from the ignition switch recall and related legal matters; and certain currency devaluations associated with hyperinflationary economies. For EBIT-adjusted and our other non-GAAP measures, once we have made an adjustment in the current period for an item, we will also adjust the related non-GAAP measure in any future periods in which there is an impact from the item.

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

ETR-adjusted is used by management and can be used by investors to review the consolidated effective tax rate for our core operations on a consistent basis. ETR-adjusted is calculated as Income tax expense less the income tax related to the adjustments noted above for EBIT-adjusted and the income tax adjustments noted above for EPS-diluted-adjusted divided by Income before income taxes less adjustments.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,
	2017	2016	2017	2016	2017	2016	2016	2015
Net income (loss) attributable to stockholders	$(2,981)	$2,773	$1,660	$2,866	$2,608	$1,953	$1,835	$6,266
(Income) loss from discontinued operations, net of tax	3,096	(5)	770	(106)	69	(8)	120	230
Income tax expense (benefit)	2,316	902	534	877	787	657	303	(3,139)
Gain on extinguishment of debt	—	—	—	—	—	—	—	(449)
Automotive interest expense	151	145	132	144	147	124	150	109
Automotive interest income	(59)	(43)	(68)	(50)	(57)	(44)	(45)	(40)
Adjustments
GMIO restructuring(a)	—	—	460	—	—	—	—	—
Venezuela deconsolidation(b)	—	—	80	—	—	—	—	—
Ignition switch recall and related legal matters(c)	—	(110)	114	115	—	60	235	60
Other	—	—	—	—	—	—	—	(18)
Total adjustments	—	(110)	654	115	—	60	235	42
EBIT-adjusted	$2,523	$3,662	$3,682	$3,846	$3,554	$2,742	$2,598	$3,019
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

(c)
These adjustments were excluded because of the unique events associated with the ignition switch recall. These events included the creation of the Compensation Program, as well as various investigations, inquiries, and complaints from various constituents.

The following table reconciles diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings (loss) per common share	$(2,983)	$(2.03)	$2,773	$1.76	$1,285	$0.85	$7,591	$4.81
Diluted (earnings) loss per common share – discontinued operations	3,096	2.11	(5)	(0.00)	3,935	2.61	(119)	(0.08)
Adjustments(a)	—	—	(110)	(0.07)	654	0.43	65	0.04
Tax effect on adjustments(b)	—	—	41	0.02	(208)	(0.14)	(25)	(0.01)
Tax adjustment(c)	1,828	1.24	—	—	1,828	1.22	—	—
EPS-diluted-adjusted	$1,941	$1.32	$2,699	$1.71	$7,494	$4.97	$7,512	$4.76
__________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for adjustment details.

(b)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction in which the adjustment relates.

(c)
This adjustment represents the tax expense related to the establishment of a valuation allowance on deferred tax assets that will no longer be realizable as a result of the sale of the Opel/Vauxhall Business, partially offset by tax benefits related to tax settlements.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended						Nine Months Ended
	September 30, 2017			September 30, 2016			September 30, 2017			September 30, 2016
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$2,430	$2,316	95.3%	$3,609	$902	25.0%	$8,870	$3,637	41.0%	$9,810	$2,436	24.8%
Adjustments(a)	—	—		(110)	(41)		654	208		65	25
Tax adjustment(b)		(1,828)			—			(1,828)			—
ETR-adjusted	$2,430	$488	20.1%	$3,499	$861	24.6%	$9,524	$2,017	21.2%	$9,875	$2,461	24.9%
__________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for adjustment details.

(b)	Refer to the reconciliation of diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted within this section of MD&A for adjustment details.

We define return on equity (ROE) as Net income attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	September 30, 2017	September 30, 2016
Net income attributable to stockholders	$3.1	$13.9
Average equity	$44.5	$42.7
ROE	7.0%	32.5%

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Four Quarters Ended
	September 30, 2017	September 30, 2016
EBIT-adjusted(a)	$12.4	$13.3
Average equity	$44.5	$42.7
Add: Average automotive debt and interest liabilities (excluding capital leases)	10.8	9.4
Add: Average automotive net pension & OPEB liability	21.2	22.6
Less: Average automotive net income tax asset	(31.7)	(33.1)
ROIC-adjusted average net assets	$44.8	$41.6
ROIC-adjusted	27.6%	31.9%
__________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A.

Overview Our strategic plan includes several major initiatives that we anticipate will help us achieve our goal of 9% to 10% margins on an EBIT-adjusted basis (EBIT-adjusted margins, calculated as EBIT-adjusted divided by Net sales and revenue) by early next decade: earn customers for life by delivering great products to our customers; lead the industry in quality and safety and improve the customer ownership experience; lead in technology and innovation, including electrification, OnStar 4G LTE and connected car, alternative propulsion, urban mobility including ride- and car-sharing through Maven and our investment in Lyft, active safety features and autonomous vehicles; grow our brands, particularly the Cadillac brand in the U.S. and China and the Chevrolet brand globally; continue our growth in China; continue the growth of GM Financial into our full captive automotive financing company; and deliver core operating efficiencies.

In addition to our EBIT-adjusted margin improvement goal, our overall financial targets include expected total annual operational and functional cost savings of $6.5 billion in aggregate through 2018 compared to 2014 costs, of which more than $5 billion has been realized as of September 30, 2017, and which will more than offset our planned incremental investments in brand building, engineering and technology as we launch new products; and execution of our capital allocation program as described in the "Liquidity and Capital Resources" section of this MD&A.

For the year ending December 31, 2017 we expect to continue to generate strong consolidated financial results notwithstanding a more challenging operating environment than expected at the beginning of the year. Raw material costs are on the rise and we continue to take actions to adjust production in response to lower passenger car demand and pricing pressure in North America. We forecast total net sales and revenue, EBIT-adjusted and EBIT-adjusted margins that are generally in line with 2016 results, ROIC-adjusted of greater than 25%, Automotive operating cash flow from continuing operations of approximately $14 billion, adjusted automotive free cash flow from continuing operations of approximately $6 billion, EPS-diluted of between $1.66 and $2.16 and EPS-diluted-adjusted in the middle of the range of $6.00 to $6.50. The following table reconciles expected diluted earnings per common share under U.S. GAAP to expected EPS-diluted-adjusted:

Year Ending December 31, 2017
Diluted earnings per common share	$ 1.66-2.16
Diluted loss per common share – discontinued operations(a)	2.83
Adjustments(b)	0.43
Tax effect on adjustments(c)	(0.14)
Tax adjustment(d)	1.22
EPS-diluted-adjusted	$ 6.00-6.50
__________

(a)
Refer to Overview – PSA Group Transaction for additional details of the components of the total charge associated with the sale of the European Business. The Fincos portion of the charges is subject to interest rate and foreign currency fluctuations and is based on the estimated closing date.

(b)	Refer to the reconciliation of Net income attributable to stockholders under U.S GAAP to EBIT-adjusted within the Non-GAAP Measures section of this MD&A.

(c)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction in which the adjustment relates.

(d)	This adjustment represents the tax provision related to the establishment of valuation allowances, partially offset by tax benefits related to tax settlements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles expected Net automotive cash provided by operating activities from continuing operations under U.S. GAAP to expected adjusted automotive free cash flow from continuing operations (dollars in billions):

Year Ending December 31, 2017
Net automotive cash provided by operating activities – continuing operations	$14
Less: expected capital expenditures	(8)
Adjusted automotive free cash flow – continuing operations	6
Net automotive cash provided by operating activities – discontinued operations	—
Less: expected capital expenditures – discontinued operations	(1)
Adjusted automotive free cash flow	$5

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

GMNA In the nine months ended September 30, 2017 industry sales in North America were 16.1 million units representing a decrease of 1.2% compared to the corresponding period in 2016. U.S. industry sales were 13.1 million units in the nine months ended September 30, 2017 and we expect industry unit sales to be in the low 17 millions for the full year. Consistent with 2016, U.S. industry sales in the second half of the year are projected to be stronger than in the first half of the year.

In the nine months ended September 30, 2017 our vehicle sales in the U.S., our largest market in North America, totaled 2.2 million units for market share of 16.7%, representing an increase of 0.1 percentage points compared to the corresponding period in 2016. We continue to lead the U.S. industry in market share. The increase in our U.S. market share was driven by strong performance in fleet sales, primarily commercial and government.

In the year ending December 31, 2017 we forecast sustained EBIT-adjusted margins of greater than 10% on continued strength of U.S. industry light vehicle sales, key product launches and continued focus on overall cost savings. Based on our current cost structure, we estimate GMNA’s breakeven point at the U.S. industry level to be in the range of 10.0 to 11.0 million units.

In September 2017 the labor contract covering approximately 2,900 employees in Canada expired and Unifor initiated a work stoppage. In October 2017 we entered into a collectively bargained labor agreement with Unifor. The impact of the agreement was not material to our condensed consolidated financial statements.

GMIO In the nine months ended September 30, 2017 China industry sales were 19.4 million units and our market share was 14.2%. We continue to see strength in sales of our Cadillac and Baojun passenger vehicles and SUVs. However, residual effects from the government's partial removal of a purchase tax incentive at the end of 2016, and the rapid growth of SUVs over sedans in the market impacted Buick and Chevrolet performance. Wuling sales were impacted by the market shift away from mini commercial vehicles. In the nine months ended September 30, 2017 our Automotive China JVs generated equity income of $1.5 billion. We expect industry growth in 2017 and a continuation of pricing pressures, which will continue to pressure margins. We continue to expect an increase in vehicle sales in 2017 driven by new launches and expect to sustain strong China equity income and margins by focusing on improvements in vehicle mix, cost efficiencies, and downstream performance optimization.

Many markets in the rest of Asia Pacific, Africa and the Middle East continue to experience negative impacts from economic conditions such as foreign exchange volatility and low oil prices, however, strength in certain markets led to industry sales of 15.7 million units, representing an increase of 2.2% in the nine months ended September 30, 2017 compared to the corresponding period in 2016. Our vehicle sales totaled 0.5 million units leading to a market share of 3.0% in the nine months ended September 30, 2017, a decrease of 0.4 percentage points compared to the corresponding period in 2016.

GM Korea's collective bargaining agreement negotiations began in the second quarter of 2017. Although GM Korea has reached settlements in recent years without work stoppages, there is a potential risk of work stoppages in negotiations which could negatively affect our business.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

GMSA The South American automotive industry continues to be challenged by weak economic conditions and lack of consumer confidence. Despite these challenges, industry sales were 3.1 million units in the nine months ended September 30, 2017 representing a 13.2% increase compared to the corresponding period in 2016. In the nine months ended September 30, 2017 our vehicle sales in Brazil, our largest market in South America, totaled 0.3 million units for market share of 17.5%, representing an increase of 1.2 percentage points compared to the corresponding period in 2016 as we continue to benefit from a refreshed portfolio.

Based on our current cost structure, we estimate GMSA’s breakeven point at the Brazil industry level to be 2.2 million units. For the remainder of 2017, we forecast improved results driven by a modest industry recovery and the strength of our portfolio.

Venezuelan Operations  In May 2017 we deconsolidated our business in Venezuela which resulted in a charge of $0.1 billion during the nine months ended September 30, 2017.

Corporate Through October 17, 2017, we purchased an aggregate of 274 million shares of our common stock under our repurchase program for $9.4 billion, as detailed in the "Liquidity and Capital Resources" section of this MD&A.

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

On May 16, 2016 Takata issued its first DIR in connection with the amended consent order, and on January 3, 2017, Takata issued its second set of DIRs. Although we do not believe there is a safety defect at this time in any unrecalled GM vehicles within the scope of the Takata DIRs, in cooperation with NHTSA we filed Preliminary DIRs on May 27, 2016, updated as of June 13, 2016, covering 2.5 million of certain of our GMT900 vehicles, which are full-size pick-up trucks and SUVs. On November 15, 2016, we filed a petition for inconsequentiality and request for deferral of determination regarding those GMT900 vehicles. On November 28, 2016, NHTSA granted GM’s deferral request in connection with this petition. The deferral provided GM until August 31, 2017 to present evidence and analysis that our vehicles do not pose an unreasonable risk to motor vehicle safety.

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

On August 25, 2017, we filed a supplemental brief in support of our petitions that provided NHTSA with the results of our long-term study and testing and the basis for our determination that the inflators in these vehicles do not present an unreasonable risk to safety and that no repair should ultimately be required. In our brief, we requested that NHTSA grant our petitions or, in the alternative, grant an additional deferral period to provide time for further testing.

We believe these vehicles are currently performing as designed and ongoing testing continues to support the belief that the vehicles' unique design and integration mitigates against inflator propellant degradation and rupture risk. For example, the airbag inflators used in the vehicles are a variant engineered specifically for our vehicles, and include features such as greater venting, unique propellant wafer configurations, and machined steel end caps. The inflators are packaged in the instrument panel in such a way as to minimize exposure to moisture from the climate control system. Also, these vehicles have features that minimize the

GENERAL MOTORS COMPANY AND SUBSIDIARIES

maximum temperature to which the inflator will be exposed, such as larger interior volumes and standard solar absorbing windshields and side glass.

Accordingly, no warranty provision has been made for any repair associated with our vehicles subject to the Preliminary DIRs and amended consent order. However, in the event we are ultimately obligated to repair the vehicles subject to current or future Takata DIRs under the amended consent order in the U.S., we estimate a reasonably possible impact to GM of approximately $1.0 billion.

GM is engaged in discussions with regulators outside the U.S. with respect to Takata inflators. There are differences in vehicle and inflator design between the relevant vehicles sold internationally and those sold in the U.S. We continue to gather and analyze evidence about these inflators and to share our findings with regulators. We were required to recall certain vehicles outside of the U.S. in the three months ended September 30, 2017 to replace Takata inflators in these vehicles. Additional recalls, if any, could be material to our results of operations and cash flows. We continue to monitor the international situation.
Through October 17, 2017 we were aware of two putative class action pending against GM in federal court in the U.S., one putative class action in Mexico and four putative class actions pending in various Provincial Courts in Canada arising out of allegations that airbag inflators manufactured by Takata are defective. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss. On August 16, 2017, the bankruptcy court hearing the Takata bankruptcy entered an order staying all Takata related litigation against automotive manufacturers, including GM, until November 16, 2017.
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

PSA Group Transaction On July 31, 2017 we closed the sale of our Opel/Vauxhall Business to PSA Group. The transfer of the Fincos is expected to close by the end of the year subject to the receipt of the necessary regulatory approvals and satisfaction of other closing conditions.

The net consideration paid at closing for the Opel/Vauxhall Business was $1.4 billion, consisting of (1) $1.1 billion in cash; and (2) $0.8 billion in warrants in PSA Group; partially offset by (3) the $0.5 billion de-risking premium payment made to PSA Group for assuming certain underfunded pension liabilities. In addition, we agreed to sell the shares of PSA Group received upon exercise of the warrants within 35 days after exercise. The net consideration to be paid for the Fincos will be 0.8 times their book value at closing, which we estimate will be approximately $1.1 billion based on exchange rates at September 30, 2017, subject to foreign currency fluctuations. The purchase price is subject to certain working capital adjustments as provided in the Agreement.

The total charge from the sale of the European Business is expected to be approximately $6.3 billion, net of tax. During the three months ended September 30, 2017 the Company recorded a charge of $5.4 billion as a result of the sale of the Opel/Vauxhall Business, of which $3.1 billion is recorded in Income (loss) from discontinued operations, net of tax, and $2.3 billion was treated as an adjustment to both EPS-diluted-adjusted and ETR-adjusted. The charge relates to: (1) $4.3 billion of deferred tax assets that will no longer be realizable or that transferred to PSA Group; (2) $1.5 billion related to previously deferred pension losses and payment of the de-risking premium to PSA Group for its assumption of certain underfunded pension liabilities; and (3) other net charges primarily related to contract cancellations, working capital adjustments and certain transitional services and other costs to support the separation of operations to be provided for a period of time following closing; partially offset by proceeds. During the three months ended June 30, 2017 we recognized, on a pre-tax basis, a charge of $0.8 billion in Income (loss) from discontinued operations consisting of (1) a charge of $0.4 billion for the cancellation of production programs resulting from the convergence of vehicle platforms between the European Business and PSA Group; (2) a disposal loss of $0.3 billion as a result of the Fincos being classified as held for sale; and (3) other insignificant charges. We expect to record a disposal loss of approximately $0.3 billion upon sale of the Fincos.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

representations and warranties or breaches of our covenants in the Agreement and for certain other liabilities. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments.

We retained net underfunded pension liabilities of $6.8 billion owed primarily to current pensioners and former employees of the European Business with vested pension rights. PSA Group assumed approximately $3.1 billion of net underfunded pension liabilities primarily with respect to active employees of the Opel/Vauxhall Business, and during the three months ended September 30, 2017 the Seller made payments of $3.4 billion in respect of these assumed liabilities, which includes pension funding payments for active employees and the de-risking premium payment discussed above. At closing we drew upon our three-year unsecured revolving credit facility to fund these payments. We issued debt securities thereafter to repay the draw on our credit facility.

We also retained the United Kingdom defined benefit pension plans in existence at signing related to the Opel/Vauxhall Business, including responsibility for service cost accruals through the closing date.

We have agreed to purchase from and supply to PSA Group certain vehicles for a period of time following closing and not to engage in certain competing businesses in Europe for a period of three years.

Refer to Note 2 to our condensed consolidated financial statements for additional information.

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

Wholesale vehicle sales data (vehicles in thousands), which represents sales directly to dealers and others, including sales to fleet customers, is the measure that correlates to our revenue from the sale of vehicles, which is the largest component of Automotive net sales and revenue. Wholesale vehicle sales exclude vehicles sold by joint ventures. In the nine months ended September 30, 2017, 39.2% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment:

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
GMNA(a)	762	70.4%	1,030	76.7%	2,596	72.7%	2,908	76.4%
GMIO(b)	136	12.5%	160	11.9%	452	12.7%	500	13.1%
GMSA(a)	185	17.1%	153	11.4%	487	14.6%	400	10.5%
Total	1,083	100.0%	1,343	100.0%	3,535	100.0%	3,808	100.0%

Discontinued operations	90		268		696		904
__________

(a)	Wholesale vehicle sales related to transactions with the European Business were insignificant for the three and nine months ended September 30, 2017 and 2016.

(b)
Wholesale vehicle sales include 37 and 24 vehicles related to transactions with the European Business for the three months ended September 30, 2017 and 2016 and 131 and 94 vehicles for the nine months ended September 30, 2017 and 2016.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended						Nine Months Ended
	September 30, 2017			September 30, 2016			September 30, 2017			September 30, 2016
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,511	781	17.3%	4,553	773	17.0%	13,117	2,196	16.7%	13,365	2,212	16.6%
Other	1,015	144	14.1%	1,021	146	14.3%	2,998	423	14.1%	2,943	416	14.1%
Total North America(a)	5,526	925	16.7%	5,574	919	16.5%	16,115	2,619	16.3%	16,308	2,628	16.1%
Asia/Pacific, Middle East and Africa
China(b)	6,940	982	14.2%	6,568	874	13.3%	19,373	2,748	14.2%	19,565	2,690	13.7%
Other(c)	5,222	148	2.8%	5,056	171	3.4%	15,695	466	3.0%	15,353	524	3.4%
Total Asia/Pacific, Middle East and Africa(a)	12,162	1,130	9.3%	11,624	1,045	9.0%	35,068	3,214	9.2%	34,918	3,214	9.2%
South America
Brazil	601	107	17.8%	525	89	16.9%	1,620	283	17.5%	1,508	246	16.3%
Other	515	72	14.0%	436	64	14.7%	1,447	204	14.1%	1,201	176	14.6%
Total South America(a)	1,116	179	16.1%	961	153	15.9%	3,067	487	15.9%	2,709	422	15.6%
Total in GM markets	18,804	2,234	11.9%	18,159	2,117	11.7%	54,250	6,320	11.6%	53,935	6,264	11.6%
Total Europe	4,356	83	1.9%	4,306	274	6.4%	14,526	684	4.7%	14,096	897	6.4%
Total Worldwide(d)	23,160	2,317	10.0%	22,465	2,391	10.6%	68,776	7,004	10.2%	68,031	7,161	10.5%
United States
Cars	1,573	179	11.4%	1,736	218	12.5%	4,709	541	11.5%	5,264	663	12.6%
Trucks	1,276	347	27.2%	1,248	346	27.8%	3,701	948	25.6%	3,619	956	26.4%
Crossovers	1,662	255	15.4%	1,569	209	13.3%	4,707	707	15.0%	4,482	593	13.2%
Total United States	4,511	781	17.3%	4,553	773	17.0%	13,117	2,196	16.7%	13,365	2,212	16.6%
China(b)
SGMS		497			433			1,307			1,243
SGMW and FAW-GM		485			441			1,441			1,447
Total China	6,940	982	14.2%	6,568	874	13.3%	19,373	2,748	14.2%	19,565	2,690	13.7%
__________

(a)	Sales of Opel/Vauxhall outside of Europe were insignificant in the three and nine months ended September 30, 2017 and 2016.

(b)
Our China sales include the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC GM Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). In the three months ended March 31, 2017, we began using estimated vehicle registrations data as the basis for calculating industry volume and market share in China. In the three and nine months ended September 30, 2016, wholesale volumes were used for Industry, GM and Market Share. Our retail sales in China were 908 and 2,718 in the three and nine months ended September 30, 2016.

(c)	Includes Industry and GM sales in India and South Africa. We intend to phase out sales of Chevrolet in the Indian and South African markets by the end of 2017.

(d)	We do not currently export vehicles to Cuba, Iran, North Korea, Sudan or Syria. Accordingly these countries are excluded from industry sales data and corresponding calculation of market share.

In the nine months ended September 30, 2017 we estimate we had the largest market share in North America and South America, and the number three market share in the Asia/Pacific, Middle East and Africa region.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
GMNA	160	144	501	500
GMIO	91	106	214	234
GMSA	68	43	141	108
Total fleet sales	319	293	856	842

Fleet sales as a percentage of total retail vehicle sales	14.3%	13.8%	13.5%	13.4%

The following table summarizes United States fleet sales (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Daily rental sales	74	69	191	217
Other fleet sales	62	51	226	205
Total fleet sales	136	120	417	422

GM Financial Summary and Outlook GM Financial has expanded its leasing, near prime and prime lending programs in North America; therefore, leasing and prime lending have become a larger percentage of originations and the retail portfolio balance. Based on recent pricing trends for used vehicles in the secondary market that have remained more favorable than previously expected and the temporary impact from Hurricanes Harvey and Irma, we now expect used car prices to decline less than 7% during 2017 compared to 2016. We continue to expect the increased supply of used vehicles to pressure used car prices in 2018. GM Financial continues to expect pre-tax income to double from 2014 earnings of $0.8 billion once full captive penetration levels are achieved. The following table summarizes the residual value as well as the number of units included in GM Financial equipment on operating leases, net by vehicle type (units in thousands):

	September 30, 2017			December 31, 2016
	Residual Value	Units	Unit Percentage	Residual Value	Units	Unit Percentage
Cars	$5,968	460	28.6%	$5,240	420	31.7%
Trucks	6,722	276	17.1%	5,231	224	16.9%
Crossovers	13,107	782	48.5%	10,349	604	45.7%
SUVs	3,456	93	5.8%	2,791	75	5.7%
Total	$29,253	1,611	100.0%	$23,611	1,323	100.0%

GM Financial's retail penetration in North America grew to approximately 40% in the nine months ended September 30, 2017 from approximately 33% in the corresponding period in 2016 as a result of the expanded leasing and lending programs. In the nine months ended September 30, 2017 and 2016 GM Financial's revenue consisted of leased vehicle income of 71% and 64%, retail finance charge income of 24% and 30%, and commercial finance charge income of 3%. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. Refer to the PSA Group Transaction portion of the “Overview” section of this MD&A for a discussion on the Agreement to sell the Fincos to PSA Group.

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

Total Net Sales and Revenue

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2017	September 30, 2016			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$24,819	$31,085	$(6,266)	(20.2)%	$(7.3)	$1.3	$(0.4)	$0.2
GMIO	3,007	3,376	(369)	(10.9)%	$(0.4)	$—	$0.1	$—
GMSA	2,569	2,029	540	26.6%	$0.4	$0.1	$0.1	$(0.1)
Corporate	80	40	40	n.m.				$—
Automotive	30,475	36,530	(6,055)	(16.6)%	$(7.4)	$1.4	$(0.2)	$0.1
GM Financial	3,161	2,360	801	33.9%				$0.8
Eliminations	(13)	(1)	(12)	n.m.				$—
Total net sales and revenue	$33,623	$38,889	$(5,266)	(13.5)%	$(7.4)	$1.4	$(0.2)	$0.9
__________
n.m. = not meaningful

	Nine Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2017	September 30, 2016			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$82,594	$87,815	$(5,221)	(5.9)%	$(8.5)	$3.1	$0.1	$0.1
GMIO	9,400	9,923	(523)	(5.3)%	$(0.8)	$—	$0.3	$—
GMSA	6,826	5,011	1,815	36.2%	$1.0	$0.4	$0.2	$0.2
Corporate	306	113	193	n.m.				$0.2
Automotive	99,126	102,862	(3,736)	(3.6)%	$(8.4)	$3.6	$0.6	$0.5
GM Financial	8,899	6,429	2,470	38.4%				$2.5
Eliminations	(152)	(3)	(149)	n.m.				$(0.1)
Total net sales and revenue	$107,873	$109,288	$(1,415)	(1.3)%	$(8.4)	$3.6	$0.6	$2.8
__________
n.m. = not meaningful

Automotive Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2017	September 30, 2016			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$21,116	$25,727	$4,611	17.9%	$5.2	$(0.7)	$0.1	$—
GMIO	2,858	3,416	558	16.3%	$0.4	$—	$0.2	$0.1
GMSA	2,373	1,965	(408)	(20.8)%	$(0.3)	$(0.1)	$—	$—
Corporate	175	32	(143)	n.m.			$(0.2)	$—
Eliminations	(11)	(1)	10	n.m.			$—	$—
Total automotive cost of sales	$26,511	$31,139	$4,628	14.9%	$5.2	$(0.8)	$0.1	$0.1
__________
n.m. = not meaningful

	Nine Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2017	September 30, 2016			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$68,644	$73,015	$4,371	6.0%	$6.1	$(2.4)	$0.8	$(0.2)
GMIO	9,557	9,814	257	2.6%	$0.7	$(0.3)	$(0.3)	$0.1
GMSA	6,445	4,845	(1,600)	(33.0)%	$(0.8)	$(0.4)	$(0.1)	$(0.3)
Corporate	662	90	(572)	n.m.			$(0.6)	$0.1
Eliminations	(147)	(3)	144	n.m.			$0.1	$—
Total automotive cost of sales	$85,161	$87,761	$2,600	3.0%	$5.9	$(3.1)	$—	$(0.3)
__________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended September 30, 2017 favorable Cost was due primarily to: (1) decreased warranty costs of $0.5 billion; and (2) decreased material and freight costs of $0.2 billion related to carryover vehicles; partially offset by (3) increased material and freight costs of $0.3 billion related to vehicles launched within the last twelve months incorporating significant exterior and/or interior changes (Majors); (4) increased engineering costs of $0.2 billion; and (5) increased manufacturing costs of $0.2 billion.

In the nine months ended September 30, 2017 Cost remained flat due primarily to: (1) increased material and freight costs of $0.8 billion related to Majors; (2) increased engineering costs of $0.8 billion; and (3) charges of $0.4 billion related to restructuring actions in India and South Africa; offset by (4) decreased warranty costs of $0.9 billion; (5) decreased material and freight costs of $0.6 billion related to carryover vehicles; (6) restructuring costs related to UAW cash severance incentive program of $0.2 billion in 2016; and (7) decreased manufacturing costs of $0.2 billion. In the nine months ended September 30, 2017 unfavorable Other was due primarily to the foreign currency effect of $0.3 billion due to the strengthening of the Brazilian Real against the U.S. Dollar.

Automotive selling, general and administrative expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2017	September 30, 2016		%	September 30, 2017	September 30, 2016		%
Automotive selling, general and administrative expense	$2,304	$2,400	$96	4.0%	$7,141	$7,378	$237	3.2%

In the three months ended September 30, 2017 Automotive selling, general and administrative expense decreased due primarily to decreased advertising costs of $0.2 billion, partially offset by a net benefit for legal related matters related to the ignition switch recall in 2016.

In the nine months ended September 30, 2017 Automotive selling, general and administrative expense decreased due primarily to decreased advertising costs of $0.2 billion.

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2017	September 30, 2016		%	September 30, 2017	September 30, 2016		%
Income tax expense	$2,316	$902	$(1,414)	n.m.	$3,637	$2,436	$(1,201)	(49.3)%

In the three months ended September 30, 2017 Income tax expense increased due primarily to the establishment of a valuation allowance related to the sale of the Opel/Vauxhall Business, partially offset by tax benefits related to tax settlements and a decrease in pre-tax earnings.

In the nine months ended September 30, 2017 Income tax expense increased due primarily to the establishment of a valuation allowance related to the sale of the Opel/Vauxhall Business, partially offset by tax benefits related to tax settlements, a decrease in pre-tax earnings, and tax benefits from foreign dividends.

Changes in U.S. or foreign tax laws could impact the value of our deferred tax assets, resulting in asset impairment or write-off. If U.S. tax reform legislation is enacted it could result in a one-time reduction to net deferred tax assets and a related increase to Income tax expense in the period that includes the enactment date of the law change. Given the magnitude of our net deferred tax assets, the income tax charge to earnings could be material.

Discontinued Operations

	Three Months Ended		Favorable / (Unfavorable)		Nine Months Ended		Favorable / (Unfavorable)
	September 30, 2017	September 30, 2016		%	September 30, 2017	September 30, 2016		%
Income (loss) from discontinued operations, net of tax	$(3,096)	$5	$(3,101)	n.m.	$(3,935)	$119	$(4,054)	n.m.
__________
n.m. = not meaningful

In the three months ended September 30, 2017 Income (loss) from discontinued operations, net of tax, decreased due primarily to a disposal loss of $3.1 billion, net of tax, primarily related to deferred tax assets that transferred to PSA Group, previously

GENERAL MOTORS COMPANY AND SUBSIDIARIES

deferred pension losses and payment of the de-risking premium to PSA Group for its assumption of certain underfunded pension liabilities.

In the nine months ended September 30, 2017 Income (loss) from discontinued operations, net of tax, decreased due primarily to a disposal loss of $3.7 billion, net of tax, primarily related to deferred tax assets that transferred to PSA Group, previously deferred pension losses and payment of the de-risking premium to PSA Group for its assumption of certain underfunded pension liabilities; and an increased operating loss of $0.3 billion due primarily to decreased wholesale volumes and unfavorable foreign exchange in the United Kingdom.

GM North America

	Three Months Ended		Favorable / (Unfavorable)%		Variance Due To
	September 30, 2017	September 30, 2016			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$24,819	$31,085	$(6,266)	(20.2)%	$(7.3)	$1.3	$(0.4)		$0.2
EBIT-adjusted	$2,068	$3,579	$(1,511)	(42.2)%	$(2.1)	$0.6	$(0.4)	$0.3	$0.1
EBIT-adjusted margin	8.3%	11.5%	(3.2)%
	(Vehicles in thousands)
Wholesale vehicle sales	762	1,030	(268)	(26.0)%

	Nine Months Ended		Favorable / (Unfavorable)%		Variance Due To
	September 30, 2017	September 30, 2016			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$82,594	$87,815	$(5,221)	(5.9)%	$(8.5)	$3.1	$0.1		$0.1
EBIT-adjusted	$9,014	$9,708	$(694)	(7.1)%	$(2.4)	$0.7	$0.1	$1.3	$(0.3)
EBIT-adjusted margin	10.9%	11.1%	(0.2)%
	(Vehicles in thousands)
Wholesale vehicle sales	2,596	2,908	(312)	(10.7)%

GMNA Total Net Sales and Revenue In the three months ended September 30, 2017 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes due primarily to a decrease in full-size pick-up trucks and crossover vehicles due primarily to planned production downtime to prepare for current and future product launches, planned production downtime associated with a decrease in Chevrolet passenger cars including the Malibu and Cruze to match supply and demand, and a decrease in off-lease rental car sales; and (2) unfavorable pricing for carryovers primarily related to Chevrolet passenger cars; partially offset by (3) favorable Mix associated with a decrease in sales of Chevrolet passenger cars.

In the nine months ended September 30, 2017 Total net sales and revenue decreased due primarily to decreased net wholesale volumes associated with a decrease in off-lease rental car sales and a decrease in Chevrolet passenger cars, partially offset by favorable Mix associated with a decrease in sales of Chevrolet passenger cars and decreased volumes of off-lease rental car sales.

GMNA EBIT-Adjusted In the three months ended September 30, 2017 EBIT-adjusted decreased due primarily to: (1) decreased net wholesale volumes; and (2) unfavorable pricing; partially offset by (3) favorable Mix; and (4) favorable Cost including decreased warranty costs of $0.5 billion and decreased material and freight costs for carryover vehicles of $0.2 billion, partially offset by increased material costs related to Majors of $0.3 billion.

In the nine months ended September 30, 2017 EBIT-adjusted decreased due primarily to: (1) decreased net wholesale volumes; and (2) unfavorable Other due primarily to foreign currency effect resulting from the weakening of the Mexican Peso against the U.S. Dollar; partially offset by (3) favorable Cost including decreased warranty costs of $0.9 billion, decreased material and freight costs related to carryover vehicles of $0.6 billion, decreased restructuring charges of $0.2 billion related to the 2016 UAW cash severance incentive program and decreased manufacturing and advertising costs, partially offset by increased material costs for Majors of $0.8 billion and increased engineering costs of $0.3 billion; and (4) favorable Mix.

GM International Operations

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2017	September 30, 2016		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$3,007	$3,376	$(369)	(10.9)%	$(0.4)	$—	$0.1		$—
EBIT-adjusted	$337	$220	$117	53.2%	$(0.1)	$—	$0.1	$0.2	$(0.1)
EBIT-adjusted margin	11.2%	6.5%	4.7%
Equity income – Automotive China	$459	$459	$—	—%
EBIT (loss)-adjusted – excluding Equity income	$(122)	$(239)	$117	49.0%
	(Vehicles in thousands)
Wholesale vehicle sales	136	160	(24)	(15.0)%

	Nine Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2017	September 30, 2016		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$9,400	$9,923	$(523)	(5.3)%	$(0.8)	$—	$0.3		$—
EBIT-adjusted	$974	$844	$130	15.4%	$(0.1)	$(0.2)	$0.3	$0.3	$(0.1)
EBIT-adjusted margin	10.4%	8.5%	1.9%
Equity income – Automotive China	$1,472	$1,448	$24	1.7%
EBIT (loss)-adjusted – excluding Equity income	$(498)	$(604)	$106	17.5%
	(Vehicles in thousands)
Wholesale vehicle sales	452	500	(48)	(9.6)%

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT-adjusted above.

GMIO Total Net Sales and Revenue In the three months ended September 30, 2017 Total net sales and revenue decreased due primarily to decreased wholesale volumes across our vehicle portfolio in the Middle East due to decreased industry sales, partially offset by favorable pricing in Australia due to carryover vehicles and in Egypt to mitigate the impact of the weakening Egyptian Pound against the U.S. Dollar.

In the nine months ended September 30, 2017 Total net sales and revenue decreased due primarily to decreased wholesale volumes across our vehicle portfolio in the Middle East associated with decreased industry sales and decreased passenger car volumes in Australia due to ceasing production of the Chevrolet Cruze; partially offset by favorable pricing in Egypt to mitigate the impact of the weakening Egyptian Pound against the U.S. Dollar and in Australia due to carryover vehicles.

GMIO EBIT-Adjusted In the three months ended September 30, 2017 EBIT-adjusted increased due primarily to: (1) favorable Cost due to the settlement of labor negotiations in the prior year and decreased selling, general and administrative expenses in Korea and India; and (2) favorable pricing in Australia and Egypt; partially offset by (3) decreased wholesale volumes in the Middle East.

In the nine months ended September 30, 2017 EBIT-adjusted increased due primarily to: (1) favorable Cost due to the settlement of labor negotiations in the prior year and decreased selling, general and administrative expenses in India and the Middle East; and (2) favorable pricing in Egypt and Australia; partially offset by (3) unfavorable Mix in Australia and Korea; and (4) decreased wholesale volumes in the Middle East.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Chinese market through a number of joint ventures and maintaining good relations with our joint venture partners, which are affiliated with the Chinese government, is an important part of our China growth strategy.

The following tables summarize certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Wholesale vehicles including vehicles exported to markets outside of China	963	905	2,842	2,752
Total net sales and revenue	$12,161	$10,945	$34,177	$32,417
Net income	$964	$956	$2,912	$3,021

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$7,488	$8,197
Debt	$391	$246

GM South America

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2017	September 30, 2016		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$2,569	$2,029	$540	26.6%	$0.4	$0.1	$0.1		$(0.1)
EBIT (loss)-adjusted	$52	$(118)	$170	n.m.	$0.1	$—	$0.1	$—	$(0.1)
EBIT (loss)-adjusted margin	2.0%	(5.8)%	7.8%
	(Vehicles in thousands)
Wholesale vehicle sales	185	153	32	20.9%
__________
n.m. = not meaningful

	Nine Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2017	September 30, 2016		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$6,826	$5,011	$1,815	36.2%	$1.0	$0.4	$0.2		$0.2
EBIT (loss)-adjusted	$(90)	$(300)	$210	70.0%	$0.2	$—	$0.2	$(0.1)	$(0.1)
EBIT (loss)-adjusted margin	(1.3)%	(6.0)%	4.7%
	(Vehicles in thousands)
Wholesale vehicle sales	487	400	87	21.8%

GMSA Total Net Sales and Revenue In the three months ended September 30, 2017 Total net sales and revenue increased due primarily to increased wholesale volumes associated with the Chevrolet Onix in Brazil and Argentina.

In the nine months ended September 30, 2017 Total net sales and revenue increased due primarily to: (1) increased wholesale volumes associated with the Chevrolet Onix in Brazil and Argentina; (2) favorable Mix driven by increased sales of the Chevrolet Cruze in Brazil and Argentina; (3) favorable pricing related to carryover vehicles in Argentina and Brazil; and (4) favorable Other due primarily to the foreign currency effect resulting from the strengthening of the Brazilian Real against the U.S. Dollar.

GMSA EBIT (Loss)-Adjusted In the three months ended September 30, 2017 EBIT (loss)-adjusted decreased due primarily to favorable Price and increased wholesale volumes.

In the nine months ended September 30, 2017 EBIT (loss)-adjusted decreased due primarily to favorable Price and increased wholesale volumes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial

	Three Months Ended		Increase / (Decrease)%		Nine Months Ended		Increase/ (Decrease)%
	September 30, 2017	September 30, 2016			September 30, 2017	September 30, 2016
Total revenue	$3,161	$2,360	$801	33.9%	$8,899	$6,429	$2,470	38.4%
Provision for loan losses	$204	$167	$37	22.2%	$573	$501	$72	14.4%
Earnings before income taxes-adjusted	$310	$193	$117	60.6%	$895	$600	$295	49.2%
	(Dollars in billions)
Average debt outstanding	$79.0	$56.9	$22.1	38.8%	$73.3	$52.4	$20.9	39.9%
Effective rate of interest paid	3.4%	3.6%	(0.2)%		3.5%	3.6%	(0.1)%

GM Financial Revenue In the three months ended September 30, 2017 Total revenue increased due primarily to increased leased vehicle income of $0.7 billion due to a larger lease portfolio.

In the nine months ended September 30, 2017 Total revenue increased due primarily to increased leased vehicle income of $2.1 billion due to a larger lease portfolio.

GM Financial Earnings Before Income Taxes-Adjusted In the three months ended September 30, 2017 Earnings before income taxes-adjusted increased due primarily to increased net leased vehicle income of $0.2 billion due primarily to a larger lease portfolio, partially offset by an increase in interest expense due to an increase in average debt outstanding.

In the nine months ended September 30, 2017 Earnings before income taxes-adjusted increased due primarily to increased net leased vehicle income of $0.6 billion due primarily to a larger lease portfolio, partially offset by an increase in interest expense of $0.5 billion due to an increase in average debt outstanding.

Liquidity and Capital Resources We believe that our current level of cash and cash equivalents, marketable securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations and future debt issuances. We also maintain access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on three objectives, which constitute our capital allocation framework: (1) reinvest in our business; (2) maintain a strong investment-grade balance sheet; and (3) return available cash to shareholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $8 billion annually as well as payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls, the settlements of the multidistrict litigation and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (4) dividend payments on our common stock that are declared by our Board of Directors; and (5) payments to purchase shares of our common stock authorized by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and the “Risk Factors” section of our 2016 Form 10-K, some of which are outside of our control.

We continue to monitor and evaluate opportunities to strengthen our competitive position over the long term while maintaining a strong investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations as well as the possibility of acquisitions, dispositions, investments with joint venture partners and strategic alliances that we believe would generate significant advantages and substantially strengthen our business. These actions may negatively impact our liquidity in the short term.

Management's capital allocation framework includes reinvesting in our business at an average target ROIC-adjusted rate of 20% or greater, maintaining a strong investment-grade balance sheet, including a target cash balance of $18 billion, and returning available cash to shareholders. As a result of the sale of the Opel/Vauxhall Business cash of $2 billion became available to accelerate repurchases of our common stock, under our previously announced program, subject to market conditions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

As part of our capital allocation framework we announced in January 2016 that our Board of Directors had authorized a program to purchase up to $4 billion of our common stock before the end of 2017, which was completed at September 30, 2017. We also announced in January 2017 that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date, subsequent to completing the remaining portion of the previously announced program. From inception of the program in 2015 through October 17, 2017 we purchased an aggregate of 274 million shares of our outstanding common stock under our common stock repurchase program for $9.4 billion. In the nine months ended September 30, 2017 we returned total cash to shareholders of $4.7 billion, consisting of dividends paid on our common stock and purchases of our common stock.

In August 2017 we issued $3.0 billion in aggregate principal amount of senior unsecured notes and used the net proceeds to repay the $3.0 billion drawn on our three-year unsecured revolving credit facility to fund the payments to PSA Group, or one or more pension funding vehicles, for the assumed net underfunded pension liabilities in connection with the sale of the Opel/Vauxhall Business. Refer to Note 9 to our condensed consolidated financial statements for additional information on the senior unsecured notes.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. The total size of our credit facilities was $14.5 billion at September 30, 2017 and December 31, 2016, which consisted principally of our two primary revolving credit facilities. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.4 billion at September 30, 2017 and December 31, 2016. GM Financial had access to our revolving credit facilities at September 30, 2017 and December 31, 2016 but did not borrow against them. At September 30, 2017 and December 31, 2016 we had intercompany loans from GM Financial of $0.4 billion and $0.3 billion, which consisted primarily of commercial loans to dealers we consolidate, and we had no intercompany loans to GM Financial. The following table summarizes our automotive available liquidity (dollars in billions):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$8.8	$9.8
Marketable securities	8.5	11.8
Available liquidity	17.3	21.6
Available under credit facilities(a)	14.1	14.2
Total automotive available liquidity	$31.4	$35.8
__________

(a)	Includes the impact of outstanding letters of credit of $0.2 billion at December 31, 2016 under our primary credit facilities which were transferred to PSA Group at closing.

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

Nine Months Ended September 30, 2017
Operating cash flow	$7.3
Capital expenditures	(6.3)
Dividends paid and payments to purchase common stock	(4.7)
Net cash used in investing activities – discontinued operations(a)	(3.6)
Issuance of senior unsecured notes	3.0
Other non-operating	(0.1)
Total change in automotive available liquidity	$(4.4)
__________

(a)
Consists primarily of payments to PSA Group, or one or more pension funding vehicles, of $3.4 billion for the assumed net underfunded pension liabilities in connection with the sale of the Opel/Vauxhall Business, which includes pension funding payments for active employees and the de-risking premium payment of $478 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Cash Flow (Dollars in Billions)

	Nine Months Ended		Change
	September 30, 2017	September 30, 2016
Operating Activities
Income from continuing operations	$4.6	$6.9	$(2.3)
Depreciation, amortization and impairment charges	4.3	3.8	0.5
Pension and OPEB activities	(1.8)	(3.7)	1.9
Working capital	(2.4)	0.4	(2.8)
Equipment on operating leases	(0.7)	0.8	(1.5)
Accrued and other liabilities	(0.8)	—	(0.8)
Income taxes	2.9	1.8	1.1
Undistributed earnings of nonconsolidated affiliates, net	0.5	0.4	0.1
Other	0.7	(0.6)	1.3
Net automotive cash provided by operating activities	$7.3	$9.8	$(2.5)

In the nine months ended September 30, 2017 the decrease in Net automotive cash provided by operating activities was due primarily to: (1) a decrease in Working capital due to lower production volumes; (2) a decrease in Equipment on operating leases due to an increase in units out to daily rental car companies; and (3) a decrease in Accrued and other liabilities due to decreased sales incentives; partially offset by (4) discretionary contributions of $2.0 billion made to our U.S. hourly pension plan in the nine months ended September 30, 2016; (5) an increase in Income taxes due to the establishment of a valuation allowance related to the sale of the Opel/Vauxhall Business, partially offset by tax benefits related to tax settlements and a decrease in pre-tax earnings; and (6) an increase in Other due to several insignificant items.

	Nine Months Ended		Change
	September 30, 2017	September 30, 2016
Investing Activities
Capital expenditures	$(6.3)	$(6.0)	$(0.3)
Acquisitions and liquidations of marketable securities, net	3.4	0.1	3.3
Investment in Lyft	—	(0.5)	0.5
Acquisition of Cruise	—	(0.3)	0.3
Other	0.1	0.1	—
Net automotive cash used in investing activities	$(2.8)	$(6.6)	$3.8

	Nine Months Ended		Change
	September 30, 2017	September 30, 2016
Financing Activities
Issuance of senior unsecured notes	$3.0	$2.0	$1.0
Dividends paid and payments to purchase common stock	(4.7)	(3.3)	(1.4)
Other	(0.3)	(0.2)	(0.1)
Net automotive cash used in financing activities	$(2.0)	$(1.5)	$(0.5)

Adjusted Automotive Free Cash Flow (Dollars in Billions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended
	September 30, 2017	September 30, 2016
Net automotive cash provided by operating activities – continuing operations	$7.3	$9.8
Less: capital expenditures	(6.3)	(6.0)
Adjustment – discretionary pension plan contributions	—	2.0
Adjusted automotive free cash flow – continuing operations(a)	1.0	5.7
Net automotive cash provided by operating activities – discontinued operations	—	0.3
Less: capital expenditures – discontinued operations	(0.7)	(0.8)
Adjusted automotive free cash flow	$0.3	$5.2
__________

(a)	Amounts may not add due to rounding.

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

Automotive Financing – GM Financial Liquidity GM Financial's primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, servicing fees, net distributions from secured debt facilities, including securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured debt facilities, operating expenses and interest costs. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt. In September 2017 GM Financial issued $1.0 billion of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A, $0.01 par value, with a liquidation preference of $1,000 per share. The following table summarizes GM Financial's available liquidity (dollars in billions):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$4.0	$2.8
Borrowing capacity on unpledged eligible assets	12.7	8.3
Borrowing capacity on committed unsecured lines of credit	0.1	0.1
Total GM Financial available liquidity	$16.8	$11.2

In the nine months ended September 30, 2017 available liquidity increased due primarily to an increase in cash and additional capacity on new and renewed secured credit facilities.

GM Financial has the ability to borrow up to $1.0 billion against our three-year, $4.0 billion revolving credit facility and up to $3.0 billion against our five-year, $10.5 billion revolving credit facility.

GM Financial Cash Flow (Dollars in Billions)

	Nine Months Ended		Change
	September 30, 2017	September 30, 2016
Net cash provided by operating activities	$4.8	$3.6	$1.2
Net cash used in investing activities	$(17.6)	$(17.3)	$(0.3)
Net cash provided by financing activities	$14.6	$13.1	$1.5

In the nine months ended September 30, 2017 Net cash provided by operating activities increased due primarily to an increase in net leased vehicle income, partially offset by increased interest expense and operating expenses.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2017 Net cash used in investing activities increased due primarily to: (1) increased purchases and funding of finance receivables of $5.4 billion; partially offset by (2) increased proceeds from the termination of leased vehicles of $2.9 billion; and (3) increased collections on finance receivables of $2.0 billion.

In the nine months ended September 30, 2017 Net cash provided by financing activities increased due primarily to the issuance of preferred stock of $1.0 billion and a net increase in borrowings of $0.6 billion.

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

Forward-Looking Statements In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include among others the following: (1) our ability to deliver new products, services and customer experiences in response to new participants in the automotive industry and to effectively compete in autonomous, ride–sharing and transportation as a service; (2) our ability to fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers; (3) the success of our full-size pick-up trucks and SUVs, which may be affected by increases in the price of oil; (4) global automobile market sales volume, which can be volatile; (5) aggressive competition in China; (6) the international scale and footprint of our operations which exposes us to a variety of domestic and foreign political, economic and regulatory risks, including the risk of changes in existing, the adoption of new, or the introduction of novel interpretations of, laws, regulations, policies or other activities of governments, agencies and similar organizations particularly laws, regulations and policies relating to free trade agreements, vehicle safety including recalls, and, including such actions that may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates; (7) our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (8) our ability to comply with extensive laws and regulations applicable to our industry, including those regarding fuel economy and emissions; (9) costs and risks associated with litigation and government investigations including the potential imposition of damages, substantial fines, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us in connection with various legal proceedings and investigations relating to our various recalls; (10) our ability to comply with the terms of the DPA; (11) our ability to maintain quality control over our vehicles and avoid material vehicle recalls and the cost and effect on our reputation and products; (12) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (13) our dependence on our manufacturing facilities around the world; (14) our highly competitive industry, which is characterized by excess manufacturing capacity and the use of incentives and the introduction of new and improved vehicle models by our competitors; (15) our ability to realize production efficiencies and to achieve reductions in costs as we implement operating effectiveness initiatives throughout our automotive operations; (16) our ability to successfully restructure our operations in various countries; (17) our ability to manage risks related to security breaches and other disruptions to our vehicles, information technology networks and systems; (18) our continued ability to develop captive financing capability through GM Financial; (19) significant increases in our pension expense or projected pension contributions resulting from changes in the value of plan assets, the discount rate applied to value the pension liabilities or mortality or other assumption changes; (20) significant changes in economic, political, regulatory environment, market conditions, foreign currency exchange rates or political stability in the countries in which we operate, particularly China, with the effect of competition from new market entrants; and (21) risks and uncertainties associated with the consummation of the sale of GM Financial's European subsidiaries and branches to PSA Group, including satisfaction of the closing conditions. A further list and description of these risks, uncertainties and other factors can be found in our 2016 Form 10-K and our subsequent filings with the SEC.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended September 30, 2017:

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
July 1, 2017 through July 31, 2017	19,039,928	$35.79	19,005,753	$5.8 billion
August 1, 2017 through August 31, 2017	15,242,410	$35.30	14,933,968	$5.3 billion
September 1, 2017 through September 30, 2017	7,543,150	$38.36	7,535,445	$5.0 billion
Total	41,825,488	$36.07	41,475,166
__________

(a)
Shares purchased consist of shares retained by us for the payment of the exercise price upon the exercise of warrants and shares delivered by employees or directors to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units (RSUs) and Restricted Stock Awards relating to compensation plans. Refer to our 2016 Form 10-K for additional details on warrants outstanding and employee stock incentive plans. In June 2017 our shareholders approved the 2017 Long Term Incentive Plan which authorizes awards of stock options, stock appreciation rights, restricted stock, RSUs, performance awards or other stock-based awards to selected employees, consultants, advisors, and non-employee Directors of the Company.

(b)	In January 2017 we announced that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
1.1
Underwriting Agreement, dated August 2, 2017, by and among General Motors Company, as issuer, and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, as representatives of the several underwriters named therein, (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of General Motors Company filed August 8, 2017)
Incorporated by Reference
3.1
Certificate of Elimination of Series A Fixed Rate Cumulative Perpetual Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed September 1, 2017)
Incorporated by Reference
3.2
Certificate of Elimination of 4.75% Series B Mandatory Convertible Junior Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed September 1, 2017)
Incorporated by Reference
3.3	Restated Certificate of Incorporation, (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010)	Incorporated by Reference
4.1
Fourth Supplemental Indenture, dated as of August 7, 2017, to the Indenture, dated as of September 27, 2013, between General Motors Company, as issuer, and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Company filed August 8, 2017)
Incorporated by Reference
4.2
Calculation Agency Agreement, dated as of August 7, 2017 between General Motors Company and the Bank of New York Mellon, as calculation agent (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of General Motors Company filed August 8, 2017)
Incorporated by Reference
10.1	Amendment Number 2, dated July 30, 2017, to the Master Agreement between General Motors Holdings, LLC and Peugeot S.A.	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Global Business Services and Chief Accounting Officer
Date:	October 24, 2017