Form 10-K
period 2017-12-31
General Motors Co
filed 2018-02-06
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-34960
GENERAL MOTORS COMPANY
(Exact name of registrant as specified in its charter)

STATE OF DELAWARE	27-0756180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Renaissance Center, Detroit, Michigan	48265-3000
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(313) 667-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Warrants (expiring July 10, 2019)	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its company Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “small reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $51.2 billion as of June 30, 2017.
As of January 30, 2018 the number of shares outstanding of common stock was 1,402,630,363 shares.

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
On July 31, 2017 we closed the sale of the Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business) to Peugeot, S.A. (PSA Group). On October 31, 2017 we closed the sale of the European financing subsidiaries and branches (the Fincos, and together with the Opel/Vauxhall Business, the European Business) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. The European Business was previously reported as our GM Europe (GME) segment and part of GM Financial. The European Business is presented as discontinued operations in our consolidated financial statements for all periods presented. The assets and liabilities of the European Business are presented as held for sale in our consolidated financial statements as of December 31, 2016. Unless otherwise indicated, information in this report relates to our continuing operations.

Segment Reporting Data During the three months ended December 31, 2017, we changed our automotive segments as a result of changes in our organizational structure and the evolution of our business resulting from the sale of the Opel/Vauxhall Business and the various strategic actions taken in the GM International Operations (GMIO) region. As a result, our GM South America (GMSA) and GMIO operating segments are now reported as one, combined reportable international segment, GM International (GMI). Our GM North America (GMNA) and GM Financial segments were not impacted. All periods presented have been recast to reflect the changes. Operating segment data and principal geographic area data for the years ended December 31, 2017, 2016 and 2015 are summarized in Note 24 to our consolidated financial statements.

Automotive Our automotive operations meet the demands of our customers through our automotive segments: GMNA and GMI. GMNA meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. GMI primarily meets the demands of customers outside North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet, GMC and Holden brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily in China, with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet, Jiefang and Wuling brands.

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

We present both wholesale and retail vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data, which represents sales directly to dealers and others, including sales to fleet customers, is the measure that correlates to our revenue from the sale of vehicles, which is the largest component of Automotive net sales and revenue. Wholesale vehicle sales exclude vehicles sold by joint ventures. In the year ended December 31, 2017 39% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Years Ended December 31,
	2017		2016		2015
GMNA(a)	3,511	73.5%	3,958	75.9%	3,558	72.2%
GMI(b)	1,267	26.5%	1,255	24.1%	1,372	27.8%
Total	4,778	100.0%	5,213	100.0%	4,930	100.0%

Discontinued operations	696		1,199		1,140
__________

(a)	Wholesale vehicle sales related to transactions with the European Business were insignificant for the years ended December 31, 2017, 2016 and 2015.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(b)	Wholesale vehicle sales include 131, 128 and 181 vehicles related to the transactions with the European Business for the years ended December 31, 2017, 2016 and 2015.

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

Retail vehicle sales data includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Certain joint venture agreements in China allow for the contractual right to report vehicle sales of non-GM trademarked vehicles by those joint ventures. Retail vehicle sales data includes vehicles used by dealers under courtesy transportation programs and vehicles sold through the dealer registration channel, primarily in Europe. This sales channel consists primarily of dealer demonstrator, loaner and self-registered vehicles which are not eligible to be sold as new vehicles after being registered by dealers. Certain fleet sales that are accounted for as operating leases are included in retail vehicle sales at the time of delivery to daily rental car companies. The following table summarizes total industry retail sales, or estimated sales where retail sales volume is not available, of vehicles and our related competitive position by geographic region (vehicles in thousands):

	Years Ended December 31,
	2017			2016			2015
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	17,567	3,002	17.1%	17,886	3,043	17.0%	17,864	3,082	17.3%
Other	3,981	574	14.4%	3,993	587	14.7%	3,666	530	14.5%
Total North America(a)	21,548	3,576	16.6%	21,879	3,630	16.6%	21,530	3,612	16.8%
Asia/Pacific, Middle East and Africa
China(b)	28,250	4,041	14.3%	28,274	3,914	13.8%	25,050	3,730	14.9%
Other(c)	21,067	629	3.0%	20,599	720	3.5%	21,391	899	4.2%
Total Asia/Pacific, Middle East and Africa(a)	49,317	4,670	9.5%	48,873	4,634	9.5%	46,441	4,629	10.0%
South America
Brazil	2,239	394	17.6%	2,050	346	16.9%	2,568	388	15.1%
Other	1,927	275	14.3%	1,623	237	14.6%	1,619	257	15.9%
Total South America(a)	4,166	669	16.1%	3,673	583	15.9%	4,187	645	15.4%
Total in GM markets	75,031	8,915	11.9%	74,425	8,847	11.9%	72,158	8,886	12.3%
Total Europe	19,149	685	3.6%	18,620	1,161	6.2%	17,463	1,099	6.3%
Total Worldwide(d)	94,180	9,600	10.2%	93,045	10,008	10.8%	89,621	9,985	11.1%
United States
Cars	6,145	709	11.5%	6,897	890	12.9%	7,475	931	12.5%
Trucks	5,039	1,328	26.4%	4,911	1,325	27.0%	4,675	1,274	27.2%
Crossovers	6,383	965	15.1%	6,078	828	13.6%	5,714	877	15.4%
Total United States	17,567	3,002	17.1%	17,886	3,043	17.0%	17,864	3,082	17.3%
China(b)
SGMS		1,906			1,806			1,711
SGMW and FAW-GM		2,135			2,108			2,019
Total China	28,250	4,041	14.3%	28,274	3,914	13.8%	25,050	3,730	14.9%
__________

(a)	Sales of Opel/Vauxhall outside of Europe were insignificant in the years ended December 31, 2017, 2016 and 2015.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(b)
Our China sales include the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC GM Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). In the three months ended March 31, 2017 we began using estimated vehicle registrations data as the basis for calculating industry volume and market share in China. In the years ended December 31, 2016 and 2015 wholesale volumes were used for Industry, GM and Market Share. Our retail sales in China were 3,871 and 3,613 in the years ended December 31, 2016 and 2015.

(c)	Includes Industry and GM sales in India and South Africa. As of December 31, 2017 we have ceased sales of Chevrolet for the domestic markets in India and South Africa.

(d)	We do not currently export vehicles to Cuba, Iran, North Korea, Sudan or Syria. Accordingly these countries are excluded from industry sales data and corresponding calculation of market share.

In the year ended December 31, 2017 we estimate we had the largest market share in North America and South America, and the number three market share in the Asia/Pacific, Middle East and Africa region, which included the number two market share in China. Refer to the Overview in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for discussion on changes in market share by region.

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

	Years Ended December 31,
	2017	2016	2015
GMNA	691	707	795
GMI	541	527	468
Total fleet sales	1,232	1,234	1,263

Fleet sales as a percentage of total retail vehicle sales	13.8%	13.9%	14.2%

The following table summarizes United States fleet sales (vehicles in thousands):

	Years Ended December 31,
	2017	2016	2015
Daily rental sales	282	327	400
Other fleet sales	296	269	278
Total fleet sales	578	596	678

Product Pricing Several methods are used to promote our products, including the use of dealer, retail and fleet incentives such as customer rebates and finance rate support. The level of incentives is dependent upon the level of competition in the markets in which we operate and the level of demand for our products.

Cyclical Nature of Business Retail sales are cyclical and production varies from month to month. Vehicle model changeovers occur throughout the year as a result of new market entries. The market for vehicles depends in part on general economic conditions, credit availability and consumer spending.

Relationship with Dealers We market vehicles and automotive parts worldwide primarily through a network of independent authorized retail dealers. These outlets include distributors, dealers and authorized sales, service and parts outlets.

The following table summarizes the number of authorized dealerships:

	December 31, 2017	December 31, 2016	December 31, 2015
GMNA	4,809	4,857	4,886
GMI	7,641	8,598	9,177
Total	12,450	13,455	14,063

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We and our joint ventures enter into a contract with each authorized dealer agreeing to sell to the dealer one or more specified product lines at wholesale prices and granting the dealer the right to sell those vehicles to retail customers from an approved location. Our dealers often offer more than one GM brand at a single dealership in a number of our markets. Authorized dealers offer parts, accessories, service and repairs for GM vehicles in the product lines that they sell using GM parts and accessories. Our dealers are authorized to service GM vehicles under our limited warranty program and those repairs are made only with GM parts. Our dealers generally provide their customers with access to credit or lease financing, vehicle insurance and extended service contracts provided by GM Financial and other financial institutions.

The quality of GM dealerships and our relationship with our dealers and distributors are critical to our success as dealers maintain the primary sales and service interface with the end consumer of our products. In addition to the terms of our contracts with our dealers we are regulated by various country and state franchise laws and regulations that may supersede those contractual terms and impose specific regulatory requirements and standards for initiating dealer network changes, pursuing terminations for cause and other contractual matters.

Research, Product and Business Development and Intellectual Property Costs for research, manufacturing engineering, product engineering and design and development activities relate primarily to developing new products or services or improving existing products or services including activities related to vehicle and greenhouse gas (GHG) emissions control, improved fuel economy, electrification, autonomous vehicles, the safety of drivers and passengers, and urban mobility. Research and development expenses were $7.3 billion, $6.6 billion and $6.0 billion in the years ended December 31, 2017, 2016 and 2015.

Product Development The Product Development organization is responsible for designing and integrating vehicle and powertrain components to maximize part sharing across multiple vehicle segments. Global teams in Design, Program Management, Component & Subsystem Engineering, Product Integrity, Safety, Propulsion Systems and Purchasing & Supply Chain collaborate to meet customer requirements and maximize global economies of scale.

Our global vehicle architecture development is headquartered at our Global Technical Center in Warren, Michigan. Cross-segment part sharing is an essential enabler to our Vehicle Set Strategy, designed to reduce our overall number of global vehicle architectures to four major vehicle sets. As we implement the four vehicle sets, we will continue to leverage our current architecture portfolio to accommodate our customers around the world while achieving our financial goals.

Hybrid, Plug-In, Extended Range and Battery Electric Vehicles We are investing in multiple technologies offering increasing levels of vehicle electrification including eAssist, plug-in hybrid, full hybrid, extended range and zero emission battery electric vehicles that are part of our long-term strategy to reduce petroleum consumption and GHG emissions. We currently offer seven models in the U.S. featuring some form of electrification and continue to develop plug-in hybrid electric vehicle technology and extended range electric vehicles such as the Chevrolet Volt and Bolt EV. In October 2017 we announced our plans to launch more than 20 new Zero Emission Vehicles (ZEVs) in global markets by 2023, including two in the next 18 months.

Car- and Ride-Sharing Our car-sharing brand Maven gives customers access to highly personalized, on-demand mobility services. Maven is available in 18 cities across the U.S. and Canada and has started first pilot operations in Australia. Maven offers three different types of consumer and commercial services. Maven Gig allows members to earn money on their own terms by providing a vehicle that can be used to deliver goods or ride-sharing services provided by Lyft, Inc. (Lyft) and Uber Technologies Inc. Maven City offers vehicles with dedicated parking spots for easy city driving with the cost of gas or electric charging included. Vehicles are available by the hour, day, week or month. Maven Home provides on-site car sharing for residential communities. Through December 31, 2017 Maven has accumulated over 230 million miles driven, 5 million all-electric miles driven, 114,000 reservations and has 104,000 members.

Autonomous Technology We see autonomous technology leading to a future of zero congestion, zero emissions and zero crashes, since more than 90% of crashes are caused by driver error, according to the National Highway Traffic Safety Administration (NHTSA). We are among the leaders in the industry with significant global real-world experience in delivering connectivity, safety and security services to millions of customers through OnStar, LLC (OnStar) and advanced safety features that are the building blocks to more advanced automation features that are driving our leadership position in the development of autonomous technology. An example of advanced automation is Super Cruise, a hands-free driving customer convenience feature that is available on the 2018 Cadillac CT6 sedan.

We are actively testing autonomous vehicles on public roads in San Francisco, California; Scottsdale, Arizona; and Warren, Michigan. Additionally, we plan to develop an integrated network of on-demand autonomous vehicles in the U.S. In November

GENERAL MOTORS COMPANY AND SUBSIDIARIES

2017 we announced that our growing fleet of test vehicles will accumulate a significant number of miles in 2018, and based on our current rate of change we expect commercial launch at scale in dense urban environments in 2019.

Alternative Fuel Vehicles We believe alternative fuels offer significant potential to reduce petroleum consumption and resulting GHG emissions in the transportation sector. By leveraging experience and capability developed around these technologies in our global operations we continue to develop FlexFuel vehicles that can run on ethanol-gasoline blend fuels as well as technologies that support compressed natural gas and liquefied petroleum gas.

We offer a variety of FlexFuel vehicles in the U.S. for the 2018 model year to retail and commercial customers capable of operating on gasoline, E85 ethanol or any combination of the two. In Brazil, a substantial majority of vehicles sold are FlexFuel vehicles capable of running on high ethanol blends. We also market FlexFuel vehicles in other global markets where biofuels are in the marketplace. We support the development of biodiesel blend fuels, which are alternative diesel fuels produced from renewable sources.

Hydrogen Fuel Cell Technology Another part of our long-term strategy to reduce petroleum consumption and GHG emissions is our commitment to the development of our hydrogen fuel cell technology. Our Chevrolet Equinox fuel cell electric vehicle demonstration programs, such as Project Driveway, have accumulated more than 3 million miles of real-world driving. These programs are helping us identify consumer and infrastructure needs to understand the business case for potential production of vehicles with this technology. We are exploring non-traditional automotive uses for fuel cells in several areas, including demonstrations with the U.S. Army and U.S. Navy.

We signed a co-development agreement and established a nonconsolidated JV with Honda Motor Company in 2016 for a next-generation fuel cell system and hydrogen storage technologies, aiming for the 2020 timeframe for commercialization. The collaboration expects to succeed by sharing expertise, economies of scale and common sourcing strategies and builds upon GM's and Honda Motor Company's strengths as leaders in hydrogen fuel cell technology.

OnStar OnStar is a wholly-owned subsidiary of GM serving more than 7 million subscribers. OnStar is a provider of connected safety, security and mobility solutions and advanced information technology and is available on the majority of our 2018 model year vehicles. OnStar's key services include automatic crash response, stolen vehicle assistance, remote door unlock, turn-by-turn navigation, vehicle diagnostics, hands-free calling and 4G LTE wireless connectivity.

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

In some instances, we purchase systems, components, parts and supplies from a single source and may be at an increased risk for supply disruptions. The inability or unwillingness of these sources to supply us with parts and supplies could have a material adverse effect on our production capacity. Refer to Item 1A. Risk Factors for further discussion of these risks. Combined purchases from our two largest suppliers have been approximately 12% of our total purchases in each of the years ended December 31, 2017, 2016 and 2015.

Environmental and Regulatory Matters

Automotive Emissions Control We are subject to laws and regulations that require us to control automotive emissions, including vehicle exhaust emission standards, vehicle evaporative emission standards and onboard diagnostic (OBD) system requirements. Advanced OBD systems are used to identify and diagnose problems with emission control systems. Problems detected by the OBD system and other in-use compliance monitoring activities may increase warranty costs and the likelihood of recall. Emission and OBD requirements have become more stringent as a result of lower emission standards and new diagnostic requirements which have come into force in many markets around the world driven by policy priorities such as air quality, energy security and climate change, often with very little harmonization of the regulations. While we believe all of our products are designed and manufactured

GENERAL MOTORS COMPANY AND SUBSIDIARIES

in material compliance with substantially all vehicle emissions requirements, regulatory authorities may conduct ongoing evaluations of the emissions compliance of products from all manufacturers. This includes vehicle emissions testing, including CO2 and nitrogen oxide emissions testing, and review of emission control designs and strategies.

The U.S. federal government imposes stringent emission control requirements on vehicles sold in the U.S., and various state governments impose additional emission requirements established by California. Canada’s federal government vehicle emission requirements are generally aligned with the U.S. federal requirements. Each model year we must obtain certification for each test group that our vehicles will meet emission requirements from the U.S. Environmental Protection Agency (EPA) before we can sell vehicles in the U.S. and Canada, and from the California Air Resources Board (CARB) before we can sell vehicles in California and other states that have adopted the California emissions requirements.

CARB's latest emission requirements include more stringent exhaust emission and evaporative emission standards including an increase in ZEVs which must be offered for sale in California. CARB has adopted 2018 model year and later requirements for increasing volumes of ZEVs to achieve GHG as well as criteria pollutant emission reductions to help achieve the state's long-term GHG reduction goals. The Canadian Province of Quebec also plans to adopt ZEV requirements starting with the 2018 model year largely based on California program requirements. There is a possibility that additional jurisdictions could adopt ZEV requirements in the future. The EPA has adopted similar exhaust emission and evaporative emission standards which began a multi-year phase-in with the 2017 model year, but do not include ZEV requirements. These new requirements will also increase the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance.

The Clean Air Act permits states that have areas with air quality compliance issues to adopt the California emission standards in lieu of the federal requirements. Thirteen states currently have these standards in effect and 10 of these 13 states have adopted the ZEV requirements.

China implemented the China 5 emission standard nationwide at the beginning of 2017. China 5 is more stringent than the previous program on all levels including overall emission requirements and the time and mileage period for which vehicles need to meet China 5 level performance. China will implement a unique China 6 emission standard that combines elements of both European and U.S. standards, includes more stringent emission requirements and increases the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance. Nationwide implementation for new registrations is expected in July 2020 for China 6a and July 2023 for the more stringent China 6b standard. However, localities can pull ahead China 6 requirements if certain criteria are met. Some cities may implement China 6 as early as January 2019.

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

As a result of the sale of the Opel/Vauxhall Business, GM’s vehicle presence in Europe will be smaller, but GM may be affected by actions taken by regulators related to products sold before the sale of the Opel/Vauxhall Business and future products sold by GM in Europe. For example, in Germany, a number of automotive manufacturers, including our former German subsidiary, have participated in continuing discussions with German and European Union authorities concerning emissions control systems. In the European Union, increased scrutiny of compliance with emissions standards may result in changes to these standards, including implementation of “real world driving” emissions (RDE) tests, as well as stricter interpretations or redefinition of these standards and more rigorous enforcement. This may lead to increased costs, penalties, and lack of certainty related to product portfolio planning, negative publicity or reputation impact for us. In the long-term, we expect that the European Commission will continue devising regulatory requirements on the emission test cycle, RDE, low temperature testing, fuel evaporation and OBD.

Automotive Fuel Economy In the U.S., NHTSA promulgates and enforces Corporate Average Fuel Economy (CAFE) standards for three separate fleets: domestically produced cars, imported cars and light-duty trucks. Manufacturers are subject to substantial civil penalties if they fail to meet the applicable CAFE standard in any model year, after taking into account all available credits for the preceding five model years and expected credits for the three succeeding model years. In addition to federal CAFE reporting, the EPA promulgates and enforces GHG emission standards, which are effectively fuel economy standards because the majority of vehicle GHG emissions are the result of fuel combustion. In addition, CARB has asserted the right to promulgate and enforce its own state GHG standards for motor vehicles, and other states have asserted the right to adopt the California standards. However, CARB has agreed that compliance with the federal EPA light duty GHG program is deemed to be in compliance with the California standards through the 2025 model year.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

China has two fuel economy requirements for passenger vehicles: an individual vehicle pass-fail type approval requirement and a fleet average fuel consumption requirement. The current China Phase 4 fleet fuel consumption requirement is effective from 2016-2020. China Phase 4 is based on curb weight with full compliance to 5.0L/100 km required by 2020. China Phase 4 has continued subsidies for plug-in hybrid, battery electric and fuel cell vehicles. China Phase 5 is currently being developed with a planned start in 2021 with full compliance to 4.0L/100km required by 2025. China recently announced the details of the New Energy Vehicle Mandate. This will require passenger car manufacturers to produce a certain volume of plug-in hybrid, battery electric and fuel cells vehicles to generate "credits" equivalent to 10% in 2019 and 12% in 2020. The number of credits per car is based on the level of E-range and energy efficiency.

Regulators in other jurisdictions have already adopted or are developing fuel economy or carbon dioxide regulations. If regulators in these jurisdictions seek to impose and enforce emission standards that are misaligned with market conditions, we may be forced to take various actions to increase market support programs for more fuel-efficient vehicles and curtail production of certain high-performance cars, trucks and sport utility vehicles (SUVs) in order to achieve compliance. We regularly evaluate our current and future product plans and strategies for compliance with fuel economy and GHG regulations.

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

To mitigate the effects of our worldwide operations on the environment, we are converting as many of our worldwide operations as possible to landfill-free operations which reduces GHG emissions associated with waste disposal. At December 31, 2017, 80 (or approximately 50%) of our manufacturing operations were landfill-free. Additionally, 63 of our non-manufacturing operations are landfill-free. At our landfill-free manufacturing operations approximately 95% of waste materials are composted, reused, or recycled and approximately 4% are converted to energy at waste-to-energy facilities. In 2017 we estimate that our waste reduction program diverted 1.5 million metric tons of waste from landfill, resulting in approximately 6.6 million metric tons of GHG emissions avoided in global manufacturing operations, including construction, demolition and remediation wastes.

In addition to minimizing our impact on the environment, our landfill-free program and total waste reduction commitments generate revenue from the sale of production by-products, reduce our use of material, reduce our carbon footprint and help to reduce the risks and financial liabilities associated with waste disposal.

We continue to search for ways to increase our use of renewable energy and improve our energy efficiency and work to drive growth and scale of renewables. We have committed to meeting the electricity needs of our operations worldwide with renewable energy by 2050. At December 31, 2017 we had implemented projects or signed renewable energy contracts globally that had increased our total renewable energy capacity to over 400 megawatts. In 2017 GM executed two 100 megawatt wind power purchase agreements to match our Ohio and Indiana manufacturing plant load when each of these projects come online in 2018. We continue to seek opportunities for a diversified renewable energy portfolio including wind, solar, and landfill gas. In 2017 Energy Star certified three of our assembly plants and 17 buildings for superior energy management. We also met the EPA Energy Star Challenge for Industry (EPA Challenge) at eight additional sites globally by reducing energy intensity an average of 18% at these sites. To meet the EPA Challenge, industrial sites must reduce energy intensity by 10% within a five year period. In total 71 GM-owned sites have met the EPA Challenge, with many sites achieving the goal multiple times. These efforts minimize our utility expenses and are part of our approach to addressing climate change through setting a GHG emissions reduction target, collecting accurate data, following our business plan and publicly reporting progress against our target.

Chemical Regulations We continually monitor the implementation of chemical regulations to maintain compliance and evaluate their effect on our business, suppliers and the automotive industry.

Globally, governmental agencies continue to introduce new legislation and regulations related to the selection and use of chemicals by mandating broad prohibitions or restrictions and implementing green chemistry, life cycle analysis and product stewardship initiatives. These initiatives give broad regulatory authority to ban or restrict the use of certain chemical substances and potentially affect automobile manufacturers' responsibilities for vehicle components at the end of a vehicle's life, as well as chemical selection for product development and manufacturing. Global treaties and initiatives such as the Stockholm, Basel and Rotterdam Conventions on Chemicals and Waste and the Minamata Convention on Mercury, are driving chemical regulations across signatory countries. In addition, more global jurisdictions are establishing substance standards with regard to Vehicle Interior Air Quality.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Chemical regulations are increasing in North America. In June 2016, the U.S. enacted the Chemical Safety for the 21st Century Act that grants the EPA increased authority to regulate and restrict chemical use in the U.S. and is expected to increase the level of regulation of chemicals in vehicles. Chemical restrictions in Canada continue to progress rapidly as a result of Environment Canada's Chemical Management Plan to assess existing substances and implement risk management controls on any chemical deemed toxic.

China prohibits the use of several chemical substances in vehicles. There are also various regulations in China stipulating the requirements for chemical management. Among other things, these regulations catalogue and restrict the use and the import and export of various chemical substances. The failure of our joint venture partners or our suppliers to comply with these regulations could disrupt production in China or prevent our joint venture partners from selling the affected products in the China market.

These emerging regulations will potentially lead to increases in costs and supply chain complexity. We believe that we are materially in compliance with substantially all of these requirements or expect to be materially in compliance by the required dates.

Safety In the U.S. the National Traffic and Motor Vehicle Safety Act of 1966 prohibits the sale of any new vehicle or equipment in the U.S. that does not conform to applicable vehicle safety standards established by the NHTSA. If we or NHTSA determine that either a vehicle or vehicle equipment does not comply with a safety standard or if a vehicle defect creates an unreasonable safety risk the manufacturer is required to notify owners and provide a remedy. We are required to report certain information relating to certain customer complaints, warranty claims, field reports and notices and claims involving property damage, injuries and fatalities in the U.S. and claims involving fatalities outside the U.S. We are also required to report certain information concerning safety recalls and other safety campaigns outside the U.S.

Outside the U.S. safety standards and recall regulations often have the same purpose as the U.S. standards but may differ in their requirements and test procedures, adding complexity to regulatory compliance.

Automotive Financing - GM Financial GM Financial is our global captive automotive finance company and our global provider of automobile finance solutions. GM Financial conducts its business in North America, South America and through a joint venture in China.

GM Financial provides retail loan and lease lending across the credit spectrum. Additionally GM Financial offers commercial products to dealers that include new and used vehicle inventory financing and dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate. Other commercial products include financing for parts and accessories, dealer fleets and storage centers.

In North America GM Financial's retail automobile finance programs include full credit spectrum lending and leasing. The sub-prime lending program is primarily offered to consumers with FICO scores less than 620 who have limited access to automobile financing through banks and credit unions and is expected to sustain a higher level of credit losses than prime lending. The leasing product is offered through our franchised dealers and primarily targets prime consumers leasing new vehicles. GM Financial has expanded its leasing and prime lending programs through our franchised dealers, and as a result, leasing and prime lending have become a larger percentage of originations and the retail portfolio balance.

Internationally GM Financial’s retail automobile finance programs focus on financing new GM vehicles and select used vehicles.

Generally GM Financial seeks to fund its operations in each country through local sources to minimize currency and country risk. GM Financial primarily finances its loan, lease and commercial origination volume through the use of secured and unsecured credit facilities, through securitization transactions where such markets are developed and through the issuance of unsecured debt in public markets.

Employees At December 31, 2017 we employed 103,000 (57%) hourly employees and 77,000 (43%) salaried employees. At December 31, 2017 51,000 (50%) of our U.S. employees were represented by unions, a majority of which were represented by the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW). The following table summarizes worldwide employment (in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

December 31, 2017
GMNA	124
GMI	47
GM Financial	9
Total Worldwide	180

U.S. - Salaried	52
U.S. - Hourly	51

Executive Officers of the Registrant As of February 6, 2018 the names and ages of our executive officers and their positions with GM are as follows:

Name (Age)	Present GM Position (Effective Date)	Positions Held During the Past Five Years (Effective Date)
Mary T. Barra (56)	Chairman and Chief Executive Officer (2016)	Chief Executive Officer and Member of the Board of Directors (2014) Executive Vice President, Global Product Development, Purchasing & Supply Chain (2013)
Daniel Ammann (45)	President (2014)	Executive Vice President and Chief Financial Officer (2013)
Alan S. Batey (54)	Executive Vice President and President, North America (2014)	Senior Vice President, Global Chevrolet and Brand Chief and U.S. Sales and Marketing (2013)
Alicia Boler-Davis (48)	Executive Vice President, Global Manufacturing (2016)	Senior Vice President, Global Connected Customer Experience (2014) Vice President, Global Quality and U.S. Customer Experience (2012)
Carel Johannes de Nysschen (57)	Executive Vice President and President, Cadillac (2014)	Infiniti Motor Company, President (2012)
Barry L. Engle (54)	Executive Vice President and President, GM International (2018)	Executive Vice President and President, South America (2015) Agility Fuel Systems, CEO (2011)
Craig B. Glidden (60)	Executive Vice President and General Counsel (2015)	LyondellBasell, Executive Vice President and Chief Legal Officer (2009)
Mark L. Reuss (54)	Executive Vice President, Global Product Development, Purchasing & Supply Chain (2014)	Executive Vice President and President, North America (2013)
Charles K. Stevens III (58)	Executive Vice President and Chief Financial Officer (2014)	Chief Financial Officer, GM North America (2010) Interim Chief Financial Officer, GM South America (2011)
Matthew Tsien (57)	Executive Vice President and President, GM China (2014)	GM Consolidated International Operations Vice President, Planning, Program Management & Strategic Alliances China (2012)
Thomas S. Timko (49)	Vice President, Global Business Solutions and Chief Accounting Officer (2017)	Vice President, Controller and Chief Accounting Officer (2013)

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

Website Access to Our Reports Our internet website address is www.gm.com. In addition to the information about us and our subsidiaries contained in this 2017 Form 10-K information about us can be found on our website including information on our corporate governance principles and practices. Our Investor Relations website at www.gm.com/investors contains a significant amount of information about us, including financial and other information for investors. We encourage investors to visit our website, as we frequently update and post new information about our company on our website and it is possible that this information could be deemed to be material information. Our website and information included in or linked to our website are not part of this 2017 Form 10-K.

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

*  *  *  *  *  *  *

Item 1A. Risk Factors

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:

If we do not deliver new products, services and customer experiences in response to new participants in the automotive industry, our business could suffer. We believe that the automotive industry will experience significant and continued change in the coming years. In addition to our traditional competitors, we must also be responsive to the entrance of non-traditional participants in the automotive industry. Industry participants are seeking to disrupt the historic business model of the industry through the introduction of new technologies, new products or services, new business models or new methods of travel. It is strategically significant that we lead the technological disruption occurring in our industry. To successfully execute our long-term strategy, we must continue to develop new products and services, including products and services that are outside of our historically core business, such as autonomous and electric vehicles, data monetization and transportation as a service. The process of designing and developing new technology, products and services is complex, costly, and uncertain and requires extensive capital investment and the ability to retain and recruit talent. In some cases the technologies that we plan to employ are not yet commercially practical and depend on significant future technological advances by us and by our suppliers. There can be no assurance that advances in technology will occur in a timely or feasible way, or that others will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. If we do not accurately predict, prepare for and respond to new kinds of technological innovations, market developments and changing customer needs, our sales, profitability and long-term competitiveness may be harmed.

Our ability to maintain profitability is dependent upon our ability to timely fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers. We operate in a very competitive industry with market participants routinely introducing new and improved vehicle models designed to meet rapidly evolving consumer expectations. Producing new and improved vehicle models competitively and preserving our reputation for designing, building and selling safe high quality cars and trucks is critical to our long-term profitability. Successful launches of our new vehicles are critical to our short-term profitability.

It generally takes two years or more to design and develop a new vehicle, and a number of factors may lengthen that time period. Because of this product development cycle and the various elements that may contribute to consumers’ acceptance of new vehicle designs, including competitors’ product introductions, technological innovations, fuel prices, general economic conditions and changes in quality, safety, reliability and styling demands and preferences, an initial product concept or design may not result in a vehicle that generates sales in sufficient quantities and at high enough prices to be profitable. Our high proportion of fixed costs, both due to our significant investment in property, plant and equipment as well as other requirements of our collective bargaining agreements, which limit our flexibility to adjust personnel costs to changes in demands for our products, may further exacerbate the risks associated with incorrectly assessing demand for our vehicles.
Our profitability is dependent upon the success of crossovers, SUVs and full-size pick-up trucks. While we offer a balanced and complete portfolio of small, mid-size and large cars, crossovers, SUVs and trucks, we generally recognize higher profit margins on our crossovers, SUVs and trucks. Our success is dependent upon our ability to sell higher margin vehicles in sufficient volumes. Any shift in consumer preferences toward smaller, more fuel efficient vehicles, whether as a result of increases in the price of oil or any sustained shortage of oil, including as a result of global political instability or other reasons, could weaken the demand for our higher margin vehicles.

We must successfully address and reduce the costs associated with the manufacture and sale of electric vehicles. We anticipate that electric vehicle sales will become increasingly important to our business. The inability to reduce the costs associated with the manufacture and sale of electric vehicles may negatively impact our earnings and financial condition. In addition, we currently

GENERAL MOTORS COMPANY AND SUBSIDIARIES

benefit from certain government and economic incentives supporting the development and adoption of electric vehicles. The benefits from these incentives could be reduced, eliminated or exhausted, which may negatively affect our ability to sell electric vehicles in sufficient quantities and at high enough prices to be profitable.

Our business is highly dependent upon global automobile market sales volume, which can be volatile. Because we have a high proportion of relatively fixed structural costs, small changes in sales volume can have a disproportionately large effect on our profitability. A number of economic and market conditions drive changes in vehicle sales, including real estate values, levels of unemployment, availability of affordable financing, fluctuations in the cost of fuel, consumer confidence, political unrest and global economic conditions. For discussion of economic and market trends, see the Overview section of Item 7. We cannot predict future economic and market conditions with certainty.

Our significant business in China subjects us to unique operational, competitive and regulatory risks Maintaining a strong position in the Chinese market is a key component of our global growth strategy. Our business in China is subject to aggressive competition from many of the largest global manufacturers and numerous domestic manufacturers. As the size of the Chinese market continues to increase we anticipate that additional competitors, both international and domestic, will seek to enter the Chinese market and that existing market participants will act aggressively to increase their market share. Increased competition may result in price reductions, reduced margins and challenges to gain or hold market share.

In addition to increased competition, Chinese regulators have announced aggressive policy initiatives and quotas for the sale of electric vehicles.

Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our foreign investments and business conducted within China. In order to maintain access to the Chinese market, we may be required to comply with significant technical and other regulatory requirements that are unique to the Chinese market, at times with challenging lead-time to implement such requirements. These actions may increase the cost of doing business in China and reduce our profitability.

A significant amount of our operations are conducted by joint ventures that we cannot operate solely for our benefit. Many of our operations, primarily in China, are carried out by joint ventures. In joint ventures we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions that must further take into consideration our partners' interests. In joint ventures we are required to foster our relationships with our co-owners as well as promote the overall success of the joint venture, and if a co-owner changes, relationships deteriorate or strategic objectives diverge, our success in the joint venture may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, therefore we do not receive all the benefits from our successful joint ventures. In addition, because we share ownership and management with one or more parties, we may have limited control over the actions of a joint venture, particularly when we own a minority interest. As a result, we may be unable to prevent misconduct or other violations of applicable laws by a joint venture. Moreover, a joint venture may not follow the same requirements regarding compliance, internal controls and internal control over financial reporting that we follow. To the extent another party makes decisions that negatively impact the joint venture or internal control issues arise within the joint venture, we may have to take responsive or other action or we may be subject to penalties, fines or other related actions for these activities.

The international scale and footprint of our operations exposes us to additional risks. We manufacture, sell and service products globally and rely upon a global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture our products. Our global operations subject us to extensive domestic and foreign legal and regulatory requirements, and a variety of other political, economic and regulatory risks including: changes in government leadership; changes in laws or regulations impacting our overall business model or restricting our ability to manufacture, purchase or sell products, and political pressures to change any aspect of our business model or practices and source raw materials, components, systems and parts on competitive terms in a manner consistent with our current practice; changes in tax laws; economic tensions between governments and changes in international trade policies, including restrictions on the repatriation of dividends, especially between the U.S. and China, more detailed inspections, new or higher tariffs, for example, on products imported from Mexico into the U.S.; new barriers to entry or domestic preference procurement requirements, changes to or withdrawals from free trade agreements (for example, the North American Free Trade Agreement or NAFTA), or preferences of foreign nationals for domestically manufactured products; changes in foreign currency exchange rates and interest rates; economic downturns in foreign countries or geographic regions where we have significant operations, significant changes in conditions in the countries in which we operate with the effect of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

competition from new market entrants; differing local product preferences and product requirements, including fuel economy, vehicle emissions and safety; impact of compliance with U.S. and other foreign countries’ export controls and economic sanctions; liabilities resulting from U.S. and foreign laws and regulations, including those related to the Foreign Corrupt Practices Act and certain other anti-corruption laws; differing labor regulations and union relationships; and difficulties in obtaining financing in foreign countries for local operations.

Any significant disruption at one of our manufacturing facilities could disrupt our production schedule. We assemble vehicles at various facilities around the world. These facilities are typically designed to produce particular models for particular geographic markets. No single facility is designed to manufacture our full range of vehicles. In some cases certain facilities produce products, systems, components and parts that disproportionately contribute a greater degree to our profitability than others. Should these or other facilities become unavailable either temporarily or permanently for any number of reasons, including labor disruptions, the inability to manufacture there may result in harm to our reputation, increased costs, lower revenues and the loss of customers. We may not be able to easily shift production to other facilities or to make up for lost production. Any new facility needed to replace an inoperable manufacturing facility would need to comply with the necessary regulatory requirements, need to satisfy our specialized manufacturing requirements and require specialized equipment. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available or any losses which may be excluded under our insurance policies.

Any disruption in our suppliers' operations could disrupt our production schedule. Our automotive operations are dependent upon the continued ability of our suppliers to deliver the systems, components, raw materials and parts that we need to manufacture our products. Our use of “just-in-time” manufacturing processes allows us to maintain minimal inventory quantities of systems, components, raw materials and parts. As a result our ability to maintain production is dependent upon our suppliers delivering sufficient quantities of systems, components, raw materials and parts on time to meet our production schedules. In some instances we purchase systems, components, raw materials and parts that ultimately derive from a single source and may be at an increased risk for supply disruptions. Disputes, financial difficulties or solvency problems with our suppliers, including Takata Corporation (Takata), which may be exacerbated by the cost of remediating quality issues with these items, could lead to uncertainty in our supply chain or cause supply disruptions for us which could, in turn, disrupt our operations, including production of certain of our higher margin vehicles. Where we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of systems, components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely.

High prices of raw materials used by us and our suppliers could negatively impact our profitability. Increases in prices for raw materials that we and our suppliers use in manufacturing products, systems, components and parts such as steel, precious metals, non-ferrous metals, including aluminum, copper and plastic parts may lead to higher production costs for parts and components. This could, in turn, negatively impact our future profitability because we may not be able to pass all of those costs on to our customers or require our suppliers to absorb such costs.

We operate in a highly competitive industry that has excess manufacturing capacity and attempts by our competitors to sell more vehicles could have a significant negative effect on our vehicle pricing, market share and operating results. The global automotive industry is highly competitive and overall manufacturing capacity in the industry far exceeds demand. Many manufacturers have relatively high fixed labor costs as well as significant limitations on their ability to close facilities and reduce fixed costs. Many of our competitors have responded to these relatively high fixed costs by providing subsidized financing or leasing programs, offering marketing incentives or reducing vehicle prices. As a result, we are not necessarily able to set our prices to offset higher costs of marketing incentives, commodity or other cost increases, or the impact of adverse currency fluctuations. Our competitors may also seek to benefit from economies of scale by consolidating or entering into other strategic agreements such as alliances intended to enhance their competitiveness.

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

Competitors may independently develop products and services similar to ours, and there are no guarantees that GM's intellectual property rights would prevent competitors from independently developing or selling those product and services. There may be instances where, notwithstanding our intellectual property position, competitive products or services may impact the value of our brands and other intangible assets, and our business may be adversely affected. Moreover, although GM takes

GENERAL MOTORS COMPANY AND SUBSIDIARIES

reasonable steps to maintain the confidentiality of GM proprietary information, there can be no assurance that such efforts will completely deter misappropriation or improper use of our technology. We sometimes face attempts to gain unauthorized access to our information technology networks and systems for the purpose of improperly acquiring our trade secrets or confidential business information. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position. In addition, we may be the target of enforcement of patents by third parties, including aggressive and opportunistic enforcement claims by non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. Although we have taken steps to mitigate such risks, if we are found to infringe any third-party rights, we could be required to pay substantial damages or we could be enjoined from offering some of our products and services.

Security breaches and other disruptions to information technology systems and networked products, including connected vehicles, owned or maintained by us, GM Financial, or third-party vendors or suppliers on our behalf, could interfere with our operations and could compromise the confidentiality of private customer data or our proprietary information.  We rely upon information technology systems and manufacture networked products, some of which are managed by third-parties, to process, transmit and store electronic information, and to manage or support a variety of our business processes, activities and products. Additionally we and GM Financial collect and store sensitive data, including intellectual property, proprietary business information, proprietary business information of our dealers and suppliers, as well as personally identifiable information of our customers and employees, in data centers and on information technology networks. The secure operation of these systems and products, and the processing and maintenance of the information processed by these systems and products, is critical to our business operations and strategy. Despite security measures and business continuity plans, these systems and products may be vulnerable to damage, disruptions or shutdowns caused by attacks by hackers, computer viruses, or breaches due to errors or malfeasance by employees, contractors and others who have access to these systems and products. The occurrence of any of these events could compromise the operational integrity of these systems and products. Similarly, such an occurrence could result in the compromise or loss of the information processed by these systems and products. Such events could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition, such events could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information; disrupt operations; or reduce the competitive advantage we hope to derive from our investment in advanced technologies. We have experienced such events in the past and, although past events were immaterial, future events may occur and may be material.

Portions of our information technology systems also may experience interruptions, delays or cessations of service or produce errors due to regular maintenance efforts, such as systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time-consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to design, manufacture and sell products and services, and interrupt other business processes.

Security breaches and other disruptions of our in-vehicle systems could impact the safety of our customers and reduce confidence in GM and our products. Our vehicles contain complex information technology systems. These systems control various vehicle functions including engine, transmission, safety, steering, navigation, acceleration, braking, window and door lock functions. We have designed, implemented and tested security measures intended to prevent unauthorized access to these systems. However, hackers have reportedly attempted, and may attempt in the future, to gain unauthorized access to modify, alter and use such systems to gain control of, or to change, our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle. Any unauthorized access to or control of our vehicles or their systems or any loss of data could impact the safety of our customers or result in legal claims or proceedings, liability or regulatory penalties. In addition, regardless of their veracity, reports of unauthorized access to our vehicles, their systems or data could negatively affect our brand and harm our business, prospects, financial condition and operating results.

Our products are subject to extensive laws, governmental regulations and policies, that can significantly increase our costs and affect how we do business. We are significantly affected by governmental regulations that can increase costs related to the production of our vehicles and affect our product portfolio. Meeting or exceeding many of these regulations is costly and often technologically challenging with respect to mandated emissions and fuel economy standards, especially where standards may not be harmonized across jurisdictions. We anticipate that the number and extent of these regulations, and the related costs and changes to our product portfolio, may increase significantly in the future. These government regulatory requirements could significantly affect our plans for global product development and given the uncertainty surrounding enforcement and regulatory definitions, may result in substantial costs, including civil or criminal penalties. In addition, an evolving but un-harmonized regulatory framework may limit or dictate the types of vehicles we sell and where we sell them, which can affect revenue. Refer to the "Environmental and Regulatory Matters" section of Item 1. Business for further information on these regulatory requirements. We also expect that manufacturers will continue to be subject to increased scrutiny from regulators globally.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We expect that to comply with fuel economy and emission control requirements we will be required to sell a significant volume of electric vehicles, as well as develop and implement new technologies for conventional internal combustion engines, all at increased cost levels. There are limits on our ability to achieve fuel economy improvements over a given time frame, however. There is no assurance that we will be able to produce and sell vehicles that use such new technologies on a profitable basis or that our customers will purchase such vehicles in the quantities necessary for us to comply with these regulatory programs.

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
Many of our advanced technologies, including autonomous, present novel issues with which domestic and foreign regulators have only limited experience and will be subject to evolving regulatory frameworks. Any current or future regulations in these areas could impact whether and how these technologies are designed and integrated into our products, and may ultimately subject us to increased costs and uncertainty.
We could be materially adversely affected by unusual or significant litigation, governmental investigations or other proceedings.  We are subject to legal proceedings involving various issues, including product liability lawsuits, stockholder litigation and proceedings related to the Ignition Switch Recall. In addition, we are subject to governmental proceedings and investigations. A negative outcome in one or more of these legal proceedings could result in the imposition of damages, including punitive damages, substantial fines, significant reputational harm, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as significant legal and other costs. In addition, we may become obligated to issue up to 30 million shares of our common stock (subject to adjustment to take into account stock dividends, stock splits and other transactions) to the Motors Liquidation Company GUC Trust (GUC Trust) under a provision of the Amended and Restated Master Sale and Purchase Agreement between us and General Motors Corporation and certain of its subsidiaries in the event that allowed general unsecured claims against the GUC Trust, as estimated by the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court), exceed $35.0 billion. At December 31, 2017, the Bankruptcy Court estimated that allowed general unsecured claims were approximately $31.9 billion.
If, in the discretion of the U.S. Attorney’s Office for the Southern District of New York (the U.S. Attorney's Office), we do not comply with the terms of the Deferred Prosecution Agreement (the DPA), the U.S. Attorney's Office may prosecute us for charges alleged by the U.S. Attorney's Office including those relating to faulty ignition switches.  On September 17, 2015 we announced that we entered into the DPA with the U.S. Attorney's Office regarding its investigation of the events leading up to certain recalls announced in February and March of 2014 relating to faulty ignition switches. Under the DPA, we consented to, among other things, the filing of a two-count information (the Information) in the U.S. District Court for the Southern District of New York (the Southern District) charging GM with a scheme to conceal material facts from a government regulator and wire fraud. We pled not guilty to the charges alleged in the Information. The DPA further provides that, in the event the U.S. Attorney's Office determines during the period of deferral of prosecution (or any extensions thereof) that we have violated any provision of the DPA, including violating any U.S. federal law or our obligation to cooperate with and assist the independent monitor (the Monitor), the U.S. Attorney's Office may, in its discretion, either prosecute us on the charges alleged in the Information or impose an extension of the period of deferral of prosecution of up to one additional year. Under such circumstance, the U.S. Attorney's Office would be permitted to rely upon the admissions we made in the DPA and would benefit from our waiver of certain procedural and evidentiary defenses. Such a criminal prosecution could subject us to penalties.
The costs and effect on our reputation of product safety recalls and alleged defects in products and services could materially adversely affect our business.  Government safety standards require manufacturers to remedy certain product safety defects through recall campaigns. Under these standards, we could be subject to civil or criminal penalties or may incur various costs, including significant costs for free repairs. At present, the costs we incur in connection with these recalls typically include the cost of the part being replaced and labor to remove and replace the defective part. The costs to complete a recall or customer satisfaction action could be exacerbated to the extent that such action relates to a global platform. Concerns about the safety of our products, including advanced technologies like autonomous, whether raised internally or by regulators or consumer advocates, and whether or not based on scientific evidence, can result in product delays, recalls, lost sales, governmental investigations, regulatory action, private claims, lawsuits and settlements, and reputational damage. These circumstances can also result in damage to brand image, brand equity and consumer trust in the Company’s products and ability to lead the disruption occurring in the automotive industry.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We currently source a variety of systems, components, raw materials and parts, including but not limited to air bag inflators, from third parties. From time to time these items may have performance, quality or reputational issues that could harm our reputation and cause us to incur significant costs. For example, we are currently conducting recalls for certain Takata air bag inflators used in some of our prior model year vehicles. Further recalls, if any, that may be required to remediate Takata air bag inflators in our vehicles could have a material impact on our business.
For a further discussion of these matters refer to Note 17 to our consolidated financial statements.
We may continue to restructure or divest our operations in various countries, but we may not succeed in doing so.  In 2017, we announced significant restructuring and cost reduction actions to lower our operating costs in response to difficult market and operating conditions in various parts of the world. As we continue to assess our performance throughout our regions, we may take additional restructuring actions to rationalize our operations, which may result in impairments and reduce our profitability in the periods incurred. In addition, we may not realize anticipated savings or benefits from past or future cost reduction actions in full or in part or within the time periods we expect. We are also subject to the risks of labor unrest, negative publicity and business disruption in connection with our cost reduction actions. Failure to realize anticipated savings or benefits from our cost reduction actions could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.
Our future competitiveness and ability to achieve long-term profitability depends on our ability to control our costs, which requires us to successfully implement operating effectiveness initiatives throughout our operations.  We are continuing to implement a number of operating effectiveness initiatives to improve productivity and reduce costs. Our future competitiveness depends upon our continued success in implementing these initiatives throughout our operations. While some of the elements of cost reduction are within our control, others, such as interest rates or return on investments, which influence our expense for pensions, depend more on external factors, and there can be no assurance that such external factors will not materially adversely affect our ability to reduce our costs. Reducing costs may prove difficult due to our focus on increasing advertising and our belief that engineering and other expenses necessary to improve the performance, safety and customer satisfaction of our vehicles and to continue to innovate our technology, product and service offerings to meet changing customer needs and market developments are likely to increase.
We rely on GM Financial to provide financial services to our dealers and customers in a majority of the markets in which we sell vehicles. GM Financial faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations and its ability to provide leasing and financing to retail consumers and commercial lending to our dealers to support additional sales of our vehicles. We rely on GM Financial in North America, South America and China to support leasing and sales of our vehicles to consumers requiring vehicle financing and also to provide commercial lending to our dealers. Any reduction in GM Financial's ability to provide such financial services would negatively affect our efforts to support additional sales of our vehicles and expand our market penetration among consumers and dealers.
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

Our defined benefit pension plans are currently underfunded and our pension funding requirements could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, declining interest rates, changes in laws or regulations, changes in assumptions or investments that do not achieve

GENERAL MOTORS COMPANY AND SUBSIDIARIES

adequate returns. Our employee benefit plans currently hold a significant amount of equity and fixed income securities. A detailed description of the investment funds and strategies and our potential funding requirements are disclosed in Note 16 to our consolidated financial statements, which also describes significant concentrations of risk to the plan investments.

Our future funding requirements for our U.S. defined benefit pension plans depend upon the future performance of assets placed in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans and any changes in laws and regulations. Future funding requirements generally increase if the discount rate decreases or if actual asset returns are lower than expected asset returns, assuming other factors are held constant. We estimate future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions.

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

*  *  *  *  *  *  *

Item 1B. Unresolved Staff Comments

None

*  *  *  *  *  *  *

Item 2. Properties

At December 31, 2017 we had over 100 locations in the U.S. (excluding our automotive financing operations and dealerships) which are primarily for manufacturing, assembly, distribution, warehousing, engineering and testing. We, our subsidiaries or associated companies in which we own an equity interest own most of these properties and/or lease a portion of these properties. Leased properties are primarily composed of warehouses and administration, engineering and sales offices.

We have manufacturing, assembly, distribution, office or warehousing operations in 35 countries, including equity interests in associated companies which perform manufacturing, assembly or distribution operations. The major facilities outside the U.S., which are principally vehicle manufacturing and assembly operations, are located in Argentina, Brazil, Canada, China, Colombia, Ecuador, Mexico, South Korea, Thailand and Vietnam.

GM Financial owns or leases facilities for administration and regional credit centers. GM Financial has 39 facilities, of which 27 are located in the U.S. The major facilities outside the U.S. are located in Brazil, Canada, China and Mexico.

*  *  *  *  *  *  *

Item 3. Legal Proceedings

Refer to the discussion in the Litigation-Related Liability and Tax Administrative Matters section in Note 17 to our consolidated financial statements for information relating to legal proceedings.

*  *  *  *  *  *  *

Item 4. Mine Safety Disclosures

Not applicable

*  *  *  *  *  *  *

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Shares of our common stock are publicly traded on the New York Stock Exchange. The following table summarizes the quarterly price ranges of our common stock based on high and low prices from intraday trades on the New York Stock Exchange:

	Years Ended December 31,
	2017		2016
	High	Low	High	Low
First quarter	$38.55	$33.79	$33.54	$26.69
Second quarter	$35.40	$31.92	$33.41	$27.34
Third quarter	$40.69	$34.45	$32.87	$27.52
Fourth quarter	$46.76	$40.70	$37.74	$30.21

Holders At January 30, 2018 we had 1.4 billion issued and outstanding shares of common stock held by 511 holders of record.

Dividends Our Board of Directors began declaring quarterly dividends on our common stock in the three months ended March 31, 2014. It is anticipated that dividends on our common stock will continue to be declared and paid quarterly. However the declaration of any dividend on our common stock is a matter to be acted upon by our Board of Directors in its sole discretion. Any dividend will be paid out of funds legally available for that purpose. Our payment of dividends in the future, as described further in "Liquidity and Capital Resources" in MD&A, will depend on business conditions, our financial condition, earnings, liquidity and capital requirements and other factors. Refer to Item 6. Selected Financial Data for cash dividends declared on our common stock for the years ended December 31, 2017, 2016 and 2015.

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended December 31, 2017:

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
October 1, 2017 through October 31, 2017	16,530,750	$44.72	16,381,375	$4.3 billion
November 1, 2017 through November 30, 2017	18,779,333	$43.53	16,141,363	$3.6 billion
December 1, 2017 through December 31, 2017	1,631,403	$42.97	1,550,706	$3.5 billion
Total	36,941,486	$44.04	34,073,444
__________

(a)
Shares purchased include authorized shares that were a part of our stock repurchase plan. In addition, shares purchased consist of shares retained by us for the payment of the exercise price upon the exercise of warrants and shares delivered by employees or directors to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units (RSUs), Performance Stock Units (PSUs) and Restricted Stock Awards (RSAs) relating to compensation plans. In June 2017 our shareholders approved the 2017 Long Term Incentive Plan which authorizes awards of stock options, stock appreciation rights, RSAs, RSUs, PSUs or other stock-based awards to selected employees, consultants, advisors, and non-employee Directors of the Company. Refer to Note 22 to our consolidated financial statements for additional details on employee stock incentive plans and Note 20 to our consolidated financial statements for additional details on warrants outstanding.

(b)	In January 2017 we announced that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date.

*  *  *  *  *  *  *

Item 6. Selected Financial Data

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	At and for the Years Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data:
Total net sales and revenue	$145,588	$149,184	$135,725	$137,958	$138,792
Income from continuing operations(a)(b)	$330	$9,269	$9,590	$4,525	$5,960
Basic earnings per common share – continuing operations(a)(b)	$0.23	$6.12	$6.09	$2.06	$3.16
Diluted earnings per common share – continuing operations(a)(b)	$0.22	$6.00	$5.89	$1.95	$2.76
Dividends declared per common share	$1.52	$1.52	$1.38	$1.20	$—
Balance Sheet Data:
Total assets(c)	$212,482	$221,690	$194,338	$177,311	$166,231
Automotive notes and loans payable	$13,502	$10,560	$8,535	$9,084	$6,815
GM Financial notes and loans payable	$80,717	$64,563	$45,479	$29,304	$22,174
Total equity	$36,200	$44,075	$40,323	$36,024	$43,174
_________

(a)
In the year ended December 31, 2017 we recorded tax expense of $7.3 billion related to U.S. tax reform legislation, $2.3 billion related to the establishment of a valuation allowance against deferred tax assets that will no longer be realizable as a result of the sale of the Opel/Vauxhall Business, and charges of $460 million related to restructuring actions in India and South Africa. In the year ended December 31, 2015 we recorded the reversal of deferred tax asset valuation allowances of $3.9 billion in Europe and recorded charges related to the Ignition Switch Recall Compensation Program (Compensation Program) and for various legal matters of approximately $1.6 billion. In the year ended December 31, 2014 we recorded charges of approximately $2.8 billion in Automotive cost of sales related to recall campaigns and courtesy transportation, a catch-up adjustment of $0.9 billion related to the change in estimate for recall campaigns and a charge of $0.4 billion related to the Compensation Program.

(b)
In December 2014 we redeemed all of the remaining shares of our Series A Preferred Stock for $3.9 billion, which reduced Income from continuing operations by $0.8 billion. In September 2013 we purchased 120 million shares of our Series A Preferred Stock held by the UAW Retiree Medical Benefits Trust (New VEBA) for $3.2 billion, which reduced Income from continuing operations by $0.8 billion.

(c)	Total assets includes assets held for sale of $20.6 billion, $20.0 billion, $17.8 billion, and $16.1 billion at December 31, 2016 through 2013, respectively.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Non-GAAP Measures Unless otherwise indicated, our non-GAAP measures discussed in this MD&A are related to our continuing operations and not our discontinued operations or our assets and liabilities held for sale. Our non-GAAP measures include earnings before interest and taxes (EBIT)-adjusted, presented net of noncontrolling interests, earnings per share (EPS)-diluted-adjusted, effective tax rate-adjusted (ETR-adjusted), return on invested capital-adjusted (ROIC-adjusted) and adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

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

EBIT-adjusted EBIT-adjusted is presented net of noncontrolling interests and is used by management and can be used by investors to review our consolidated operating results because it excludes automotive interest income, automotive interest expense and income taxes as well as certain additional adjustments that are not considered part of our core operations. Examples of adjustments to EBIT include but are not limited to impairment charges related to goodwill; impairment charges on long-lived assets and other exit costs resulting from strategic shifts in our operations or discrete market and business conditions; costs arising from the ignition switch recall and related legal matters; and certain currency devaluations associated with hyperinflationary economies. For EBIT-adjusted and our other non-GAAP measures, once we have made an adjustment in the current period for an item, we will also adjust the related non-GAAP measure in any future periods in which there is an impact from the item.

Core EBIT-adjusted Beginning in 2018, we intend to report a Core EBIT-adjusted metric. Core EBIT-adjusted will be used by management and can be used by investors to review our core consolidated operating results. Core EBIT-adjusted begins with EBIT-adjusted and excludes the EBIT-adjusted results of our autonomous vehicle operations, including Cruise Automation Inc. (Cruise), Maven and our investment in Lyft.

EPS-diluted-adjusted EPS-diluted-adjusted is used by management and can be used by investors to review our consolidated diluted EPS results on a consistent basis. EPS-diluted-adjusted is calculated as net income attributable to common stockholders-diluted less income (loss) from discontinued operations on an after-tax basis, adjustments noted above for EBIT-adjusted, gains or losses on the extinguishment of debt obligations on an after-tax basis and certain income tax adjustments divided by weighted-average common shares outstanding-diluted. Examples of income tax adjustments include the establishment or reversal of significant deferred tax asset valuation allowances.

ETR-adjusted ETR-adjusted is used by management and can be used by investors to review the consolidated effective tax rate for our core operations on a consistent basis. ETR-adjusted is calculated as Income tax expense less the income tax related to the adjustments noted above for EBIT-adjusted and the income tax adjustments noted above for EPS-diluted-adjusted divided by Income before income taxes less adjustments.

ROIC-adjusted ROIC-adjusted is used by management and can be used by investors to review our investment and capital allocation decisions. We define ROIC-adjusted as EBIT-adjusted for the trailing four quarters divided by ROIC-adjusted average net assets, which is considered to be the average equity balances adjusted for average automotive debt and interest liabilities, exclusive of capital leases; average automotive net pension and other postretirement benefits (OPEB) liabilities; and average automotive net income tax assets during the same period. Adjustments to the average equity balances exclude assets and liabilities classified as either assets held for sale or liabilities held for sale.

Adjusted automotive free cash flow Adjusted automotive free cash flow is used by management and can be used by investors to review the liquidity of our automotive operations and to measure and monitor our performance against our capital allocation program and evaluate our automotive liquidity against the substantial cash requirements of our automotive operations. We measure adjusted automotive free cash flow as automotive operating cash flow from continuing operations less capital expenditures adjusted for management actions, primarily related to strengthening our balance sheet, such as prepayments of debt and discretionary

GENERAL MOTORS COMPANY AND SUBSIDIARIES

contributions to employee benefit plans. Refer to the “Liquidity and Capital Resources” section of this MD&A for our reconciliation of Net automotive cash provided by operating activities under U.S. GAAP to this non-GAAP measure.

Core adjusted automotive free cash flow Beginning in 2018, we intend to report a Core adjusted automotive free cash flow metric. Core adjusted automotive free cash flow will be used by management and can be used by investors to review the liquidity of our automotive operations and to measure and monitor our performance against our capital allocation program and evaluate our automotive liquidity against the substantial cash requirements of our automotive operations. Core adjusted automotive free cash flow begins with adjusted automotive free cash flow and excludes the cash flows of our autonomous vehicle operations, including Cruise, Maven and our investment in Lyft.

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Years Ended December 31,
	2017	2016	2015
Net income (loss) attributable to stockholders	$(3,864)	$9,427	$9,687
(Income) loss from discontinued operations, net of tax	4,212	1	(25)
Income tax expense (benefit)	11,533	2,739	(1,219)
Gain on extinguishment of debt	—	—	(449)
Automotive interest expense	575	563	423
Automotive interest income	(266)	(182)	(167)
Adjustments
GMI restructuring(a)	460	—	297
Venezuela-related matters(b)	80	—	720
Ignition switch recall and related legal matters(c)	114	300	1,785
Russia exit costs(d)	—	—	438
Other	—	—	(41)
Total adjustments	654	300	3,199
EBIT-adjusted	$12,844	$12,848	$11,449
________

(a)
This adjustment was excluded because of a strategic decision to rationalize our core operations by exiting or significantly reducing our presence in various international markets to focus resources on opportunities expected to deliver higher returns. The adjustment primarily consists of asset impairments, sales incentives, inventory provisions, dealer restructuring, employee separations and other contract cancellation costs in India, South Africa, and Thailand.

(b)
In the year ended December 31, 2017 this adjustment was excluded because we ceased operations and terminated employment relationships in Venezuela. In the year ended December 31, 2015 this adjustment was excluded because of the devaluation of the Venezuela Bolivar Fuerte (BsF) and our inability to transact to obtain U.S. Dollars.

(c)
These adjustments were excluded because of the unique events associated with the ignition switch recall. These events included the creation of the Compensation Program, as well as various investigations, inquiries and complaints from constituents.

(d)
These adjustments were excluded because of our decision to exit the Russia market in 2015. The Russia exit costs primarily consisted of sales incentives, dealer restructuring and other contract cancellation costs and asset impairments.

The following table reconciles diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,
	2017		2016		2015
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings (loss) per common share	$(3,880)	$(2.60)	$9,427	$6.00	$9,686	$5.91
Diluted (earnings) loss per common share – discontinued operations	4,212	2.82	1	—	(25)	(0.02)
Adjustments
Gain on extinguishment of debt	—	—	—	—	(449)	(0.27)
All other adjustments(a)	654	0.44	300	0.19	3,199	1.95
Total adjustments	654	0.44	300	0.19	2,750	1.68
Tax effect on adjustments(b)	(208)	(0.14)	(114)	(0.07)	(201)	(0.13)
Tax adjustments(c)	9,099	6.10	—	—	(4,001)	(2.44)
EPS-diluted-adjusted	$9,877	$6.62	$9,614	$6.12	$8,209	$5.00
________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for adjustment details.

(b)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

(c)
In the year ended December 31, 2017 these adjustments consist of the tax expense of $7.3 billion related to U.S. tax reform legislation and the establishment of a valuation allowance against deferred tax assets of $2.3 billion that will no longer be realizable as a result of the sale of the Opel/Vauxhall Business, partially offset by tax benefits related to tax settlements. In the year ended December 31, 2015 these adjustments primarily consist of the tax benefit related to the valuation allowance reversal in Europe. These adjustments were excluded because impacts of tax legislation and valuation allowances are not considered part of our core operations.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Years Ended December 31,
	2017			2016			2015
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate
Effective tax rate	$11,863	$11,533	97.2%	$12,008	$2,739	22.8%	$8,371	$(1,219)	(14.6)%
Adjustments(a)	654	208		300	114		2,750	201
Tax adjustments(b)		(9,099)			—			4,001
ETR-adjusted	$12,517	$2,642	21.1%	$12,308	$2,853	23.2%	$11,121	$2,983	26.8%
__________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for adjustment details.

(b)	Refer to the reconciliation of diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted within this section of MD&A for adjustment details.

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Years Ended December 31,
	2017	2016	2015
Net income (loss) attributable to stockholders	$(3.9)	$9.4	$9.7
Average equity	$42.2	$43.6	$37.0
ROE	(9.2)%	21.6%	26.2%

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,
	2017	2016	2015
EBIT-adjusted(a)	$12.8	$12.8	$11.4
Average equity	$42.2	$43.6	$37.0
Add: Average automotive debt and interest liabilities (excluding capital leases)	11.6	9.9	8.0
Add: Average automotive net pension & OPEB liability	21.0	22.0	25.8
Less: Average automotive net income tax asset	(29.3)	(32.8)	(33.0)
ROIC-adjusted average net assets	$45.5	$42.7	$37.8
ROIC-adjusted	28.2%	30.1%	30.3%
________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A.

Overview Our management team has adopted a strategic plan to transform GM into the world's most valued automotive company. Our plan includes several major initiatives that we anticipate will redefine the future of personal mobility through our zero crashes, zero emissions, zero congestion vision while also strengthening the core of our business: earning customers for life by delivering winning vehicles, leading the industry in quality and safety and improving the customer ownership experience; leading in technology and innovation, including electrification, autonomous, data monetization and connectivity; growing our brands; making tough, strategic decisions about which markets and products in which we will invest and compete; building profitable adjacent businesses and targeting 10% core margins on an EBIT-adjusted basis.

In addition to our EBIT-adjusted margin improvement goal, our overall financial targets include total annual operational and functional cost savings of $6.5 billion through 2018 compared to 2014 costs, of which approximately $5.5 billion has been realized as of December 31, 2017, and which will more than offset our planned incremental investments in brand building, engineering and technology as we launch new products; and execution of our capital allocation program as described in the "Liquidity and Capital Resources" section of this MD&A.

For the year ending December 31, 2018 we expect EPS-diluted and EPS-diluted-adjusted to be in the mid-six dollar range. We do not consider the potential future impact of adjustments on our expected financial results. We expect core EBIT-adjusted and core adjusted automotive free cash flow to be in line with 2017. Core consists of all operations excluding our autonomous vehicle operations, including Cruise, Maven car sharing entities, and our investment in Lyft.

We face continuing challenges from a market, operating and regulatory standpoint in a number of countries across the globe due to, among other factors, weak economic conditions, competitive pressures, our product portfolio offerings, emissions standards, foreign exchange volatility and political uncertainty. As a result of these conditions, we continue to strategically assess our performance and ability to achieve acceptable returns on our invested capital. Refer to Item1A. Risk Factors for a discussion of these challenges. As we continue to assess our performance, additional restructuring and rationalization actions may be required or determination may be made that the carrying amount of our long-lived assets may not be recoverable in certain of these countries. Such a determination may give rise to future asset impairments or other charges which may have a material impact on our results of operations.

GMNA In the year ended December 31, 2017 industry sales in North America were 21.5 million units representing a decrease of 1.5% compared to the corresponding period in 2016. U.S. industry sales were 17.6 million units in the year ended December 31, 2017.

In the year ended December 31, 2017 our vehicle sales in the U.S., our largest market in North America, totaled 3.0 million units for market share of 17.1%, representing an increase of 0.1 percentage points compared to the corresponding period in 2016. We continue to lead the U.S. industry in market share.

We achieved EBIT-adjusted margins of 10.7% on continued strength of U.S. industry light vehicle sales, key product launches and continued focus on overall cost savings. Based on our current cost structure, we estimate GMNA’s breakeven point at the U.S. industry level to be in the range of 10.0 to 11.0 million units. We expect to sustain an EBIT-adjusted margin of 10% in 2018 on continued strength of U.S. industry light vehicle sales, favorable mix of full-size trucks and crossovers relative to passenger cars, key product launches and continued focus on overall cost savings.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMI In the year ended December 31, 2017 China industry sales were 28.3 million units and our market share was 14.3%. We continue to see strength in sales of our Cadillac and Baojun passenger vehicles and SUVs, as well as positive momentum in Chevrolet sales driven by new product launches. Wuling sales were impacted by the market shift away from mini commercial vehicles. In the year ended December 31, 2017 our Automotive China JVs generated equity income of $2.0 billion. We expect low industry growth in 2018 and continuation of pricing pressures, which will continue to pressure margins. We continue to expect equal to increased vehicle sales in 2018 driven by new launches and expect to sustain strong China equity income by focusing on improvements in vehicle mix, cost efficiencies, and downstream performance optimization.

Many markets across the region continue to improve led by increases in Argentina and Brazil leading to industry sales of 25.2 million units, representing an increase of 4.0% in the year ended December 31, 2017 compared to the corresponding period in 2016. In the year ended December 31, 2017 our retail sales totaled 1.3 million units leading to a market share of 5.1%, representing a decrease of 0.3 percentage points compared to the corresponding period in 2016.

In May 2017 we announced several restructuring actions in GMI which were primarily related to the withdrawal of Chevrolet from the Indian and South African markets at the end of 2017 and the transition of our South African manufacturing operations to Isuzu Motors. These actions occurred as a result of a strategic decision to focus resources on opportunities expected to deliver higher returns. Refer to Note 19 to our consolidated financial statements for additional information related to these restructuring actions. In May 2017 we deconsolidated our business in Venezuela which resulted in a charge of $0.1 billion during the year ended December 31, 2017.

GM Korea Company (GM Korea) entered into a collectively bargained wage agreement which was ratified by its union in January 2018. The impact of the agreement was not material to our consolidated financial statements.

We have had recent discussions with key stakeholders in GM Korea, including its minority owners and union, regarding the need to improve GM Korea's financial and operational performance. As we strategically assess our performance and the manner in which we operate in Korea and certain other countries, additional restructuring and rationalization actions may be required and may have a material impact on our results of operations.

Corporate Beginning in 2012 through January 30, 2018, we purchased an aggregate of 504 million shares of our outstanding common stock for $16.2 billion.

The Ignition Switch Recall has led to various inquiries, investigations, subpoenas, requests for information and complaints from agencies or other representatives of U.S., federal, state and Canadian governments. In addition these and other recalls have resulted in a number of claims and lawsuits. Such lawsuits and investigations could in the future result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies. Refer to Note 17 to our consolidated financial statements for additional information.

Takata Matters In May 2016 NHTSA issued an amended consent order requiring Takata to file defect information reports (DIRs) for previously unrecalled front airbag inflators that contain phased-stabilized ammonium nitrate-based propellant without a moisture absorbing desiccant on a multi-year, risk-based schedule through 2019 impacting tens of millions of vehicles produced by numerous automotive manufacturers. NHTSA concluded that the likely root cause of the rupturing of the airbag inflators is a function of time, temperature cycling and environmental moisture.

Although we do not believe there is a safety defect at this time in any unrecalled GM vehicles within scope of the Takata DIRs, in cooperation with NHTSA we filed Preliminary DIRs on May 27, 2016, updated as of June 13, 2016, covering 2.5 million of certain of our GMT900 vehicles, which are full-size pick-up trucks and SUVs. On November 15, 2016, we filed a petition for inconsequentiality and request for deferral of determination regarding those GMT900 vehicles. On November 28, 2016, NHTSA granted GM’s deferral request in connection with this petition. The deferral provides GM until August 31, 2017 to present evidence and analysis that our vehicles do not pose an unreasonable risk to motor vehicle safety.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

We filed a third set of Preliminary DIRs for certain GMT900 vehicles on January 9, 2018. These January 2018 DIRs are consistent with GM's May 2016 DIRs and January 2017 DIRs. On the same day, we also filed a third petition for inconsequentiality with respect to the vehicles subject to our January 2018 DIRs.

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

GM is engaged in discussions with regulators outside the U.S. with respect to Takata inflators. There are differences in vehicle and inflator design between the relevant vehicles sold internationally and those sold in the U.S. We continue to gather and analyze evidence about these inflators and to share our findings with regulators. We were required to recall certain vehicles sold outside of the U.S. in the three months ended September 30, 2017 to replace Takata inflators in these vehicles. Additional recalls, if any, could be material to our results of operations and cash flows. We continue to monitor the international situation.

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

PSA Group Transaction On July 31, 2017 we closed the sale of our Opel/Vauxhall Business to PSA Group and on October 31, 2017 we closed the sale of the Fincos to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A.

The net consideration paid at closing for the European Business was $2.5 billion, consisting of (1) $2.2 billion in cash; and (2) $0.8 billion in warrants in PSA Group; partially offset by (3) the $0.5 billion de-risking premium payment made to PSA Group for assuming certain underfunded pension liabilities. In addition, we agreed to sell the shares of PSA Group received upon exercise of the warrants within 35 days after exercise. The purchase price is subject to certain working capital adjustments as provided in the Master Agreement (the Agreement).

The total charge from the sale of the European Business was $6.2 billion, net of tax, of which $3.9 billion is recorded in Income (loss) from discontinued operations, net of tax, and $2.3 billion was treated as an adjustment to both EPS-diluted-adjusted and ETR-adjusted. The charge relates to: (1) $4.3 billion of deferred tax assets that will no longer be realizable or that transferred to PSA Group; (2) $1.5 billion related to previously deferred pension losses and payment of the de-risking premium to PSA Group for its assumption of certain underfunded pension liabilities; (3) a pre-tax disposal loss of $0.5 billion as a result of the sale of the Fincos, which includes the recognition of $0.2 billion of foreign currency translation losses; (4) a pre-tax charge of $0.4 billion for the cancellation of production programs resulting from the convergence of vehicle platforms between the European Business and PSA Group; and (5) other costs to support the separation of operations to be provided for a period of time following closing; partially offset by proceeds.

Our wholly owned subsidiary (the Seller) has agreed to indemnify PSA Group for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Agreement and for certain other liabilities, including emissions and product liabilities. The Company has entered into a guarantee for the benefit of PSA Group and pursuant

GENERAL MOTORS COMPANY AND SUBSIDIARIES

to which the Company has agreed to guarantee the Seller's obligation to indemnify PSA Group. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments. We are currently unable to estimate any reasonably possible overall amounts or range of loss that may result from claims made under these indemnities, if any.

PSA Group has provided a number of working capital and other adjustments under the Agreement and other ancillary agreements, many of which are customary in these types of transactions. We currently believe that post-closing adjustments under the Agreement, if any, would not have a material impact on our results of operations.

We retained net underfunded pension liabilities of $6.8 billion owed primarily to current pensioners and former employees of the European Business with vested pension rights. PSA Group assumed, pursuant to the Agreement, approximately $3.1 billion of net underfunded pension liabilities primarily with respect to active employees of the Opel/Vauxhall Business, and during the three months ended September 30, 2017 the Seller made payments of $3.4 billion in respect of these assumed liabilities, which includes pension funding payments for active employees and the de-risking premium payment discussed above. At closing we drew upon our three-year unsecured revolving credit facility to fund these payments. We issued debt securities thereafter to repay the draw on our credit facility. As part of the retained pension liabilities described above, we retained the U.K. defined benefit pension plans in existence at signing related to the Opel/Vauxhall Business, including responsibility for service cost accruals through the closing date.

We have agreed to purchase from and supply to PSA Group certain vehicles for a period of time following closing and not to engage in certain competing businesses in Europe for a period of three years.

Refer to Note 3 to our consolidated financial statements for additional information.

Contingently Issuable Shares  Under the Amended and Restated Master Sale and Purchase Agreement between us and Motors Liquidation Company we may be obligated to issue additional shares (Adjustment Shares) of our common stock in the event that allowed general unsecured claims against the GUC Trust, as estimated by the Bankruptcy Court, exceed $35.0 billion. Refer to Note 17 to our consolidated financial statements for a description of the contingently issuable Adjustment Shares.

Automotive Financing - GM Financial Summary and Outlook GM Financial has expanded its leasing and prime lending programs in North America; therefore, leasing and prime lending have become a larger percentage of the originations and retail portfolio balance. During 2017 we saw used car prices in the U.S. decline approximately 5% as compared to 2016. For 2018, an increasing supply of used vehicles resulting from off-lease returns will continue to pressure used car prices. As a result, we expect a further decline in used car prices in the U.S. between 5% and 6% in 2018 as compared to 2017. GM Financial continues to expect pre-tax income to double from 2014 earnings of $0.8 billion once full captive penetration levels are achieved on a consistent basis. The following table summarizes the residual value as well as the number of units included in GM Financial equipment on operating leases, net by vehicle type (units in thousands):

	December 31, 2017			December 31, 2016
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Cars	$5,701	450	27.2%	$5,240	420	31.7%
Trucks	7,173	285	17.3%	5,231	224	16.9%
Crossovers	13,723	818	49.5%	10,349	604	45.7%
SUVs	3,809	99	6.0%	2,791	75	5.7%
Total	$30,406	1,652	100.0%	$23,611	1,323	100.0%

GM Financial's retail penetration in North America grew to approximately 37% in the year ended December 31, 2017 from approximately 33% in 2016 as a result of the expanded leasing and lending programs. In the year ended December 31, 2017 GM Financial's revenue consisted of leased vehicle income of 71%, retail finance charge income of 23%, and commercial finance charge income of 3%. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles.

Consolidated Results We review changes in our results of operations under five categories: volume, mix, price, cost and other. Volume measures the impact of changes in wholesale vehicle volumes driven by industry volume, market share and changes in dealer stock levels. Mix measures the impact of changes to the regional portfolio due to product, model, trim, country and option

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Total Net Sales and Revenue

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2017	2016		%	Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$111,345	$119,113	$(7,768)	(6.5)%	$(12.2)	$3.5	$0.6	$0.3
GMI	21,920	20,943	977	4.7%	$0.2	$0.2	$0.6	$—
Corporate	342	149	193	n.m.				$0.2
Automotive	133,607	140,205	(6,598)	(4.7)%	$(12.0)	$3.7	$1.3	$0.5
GM Financial	12,151	8,983	3,168	35.3%				$3.2
Eliminations	(170)	(4)	(166)	n.m.				$(0.2)
Total net sales and revenue	$145,588	$149,184	$(3,596)	(2.4)%	$(12.0)	$3.7	$1.3	$3.5
________
n.m. = not meaningful

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2016	2015		%	Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$119,113	$106,744	$12,369	11.6%	$10.8	$0.7	$1.7	$(0.8)
GMI	20,943	22,970	(2,027)	(8.8)%	$(1.7)	$0.2	$1.2	$(1.7)
Corporate	149	150	(1)	(0.7)%				$—
Automotive	140,205	129,864	10,341	8.0%	$9.1	$0.9	$2.9	$(2.5)
GM Financial	8,983	5,867	3,116	53.1%				$3.1
Eliminations	(4)	(6)	2	33.3%				$—
Total net sales and revenue	$149,184	$135,725	$13,459	9.9%	$9.1	$0.9	$2.9	$0.7

Automotive Cost of Sales

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2017	2016		%	Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$92,765	$99,690	$6,925	6.9%	$8.7	$(2.7)	$1.2	$(0.3)
GMI	21,449	20,426	(1,023)	(5.0)%	$(0.1)	$(0.5)	$(0.1)	$(0.3)
Corporate	818	387	(431)	n.m.		$—	$(0.6)	$0.2
Eliminations	(163)	(4)	159	n.m.			$0.2	$—
Total automotive cost of sales	$114,869	$120,499	$5,630	4.7%	$8.6	$(3.1)	$0.6	$(0.4)
________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2016	2015		%	Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$99,690	$88,880	$(10,810)	(12.2)%	$(7.6)	$(1.9)	$(1.7)	$0.4
GMI	20,426	23,694	3,268	13.8%	$1.4	$(0.6)	$0.9	$1.6
Corporate	387	426	39	9.2%			$(0.1)	$0.1
Eliminations	(4)	(5)	(1)	(20.0)%			$—
Total automotive cost of sales	$120,499	$112,995	$(7,504)	(6.6)%	$(6.2)	$(2.6)	$(0.9)	$2.2

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

In the year ended December 31, 2017 favorable Cost was due primarily to: (1) decreased warranty costs of $1.4 billion; (2) decreased employee related costs of $0.8 billion; (3) decreased material and freight costs of $0.7 billion related to carryover vehicles; and (4) decreased restructuring costs related to UAW cash severance incentive program of $0.2 billion in 2016 that did not recur in 2017; partially offset by (5) increased material and freight costs of $1.4 billion related to vehicles launched within the last twelve months incorporating significant exterior and/or interior changes (Majors); (6) increased engineering costs of $0.7 billion; and (7) charges of $0.4 billion related to restructuring actions in India and South Africa. In the year ended December 31, 2017 unfavorable Other was due primarily to the foreign currency effect of $0.4 billion due to the strengthening of the Brazilian Real and other currencies against the U.S. Dollar.

In the year ended December 31, 2016 unfavorable Cost was due primarily to: (1) increased other costs of $2.3 billion primarily manufacturing, engineering, depreciation and amortization and warranty which are inclusive of launch costs; partially offset by (2) decreased material and freight costs of $2.3 billion related to carryover vehicles, partially offset by increased material and freight costs of $1.3 billion related to Majors; and (3) impairments of $0.4 billion related to Thailand and Venezuela in 2015. In the year ended December 31, 2016 favorable Other was due primarily to the foreign currency effect of $2.0 billion due primarily to the BsF devaluation in 2015 and the weakening of the Argentine Peso, Canadian Dollar and other currencies against the U.S. Dollar; and costs related to our exit in Russia of $0.2 billion in 2015.

Automotive Selling, General and Administrative Expense

	Years Ended December 31,			Year Ended 2017 vs. 2016 Change		Year Ended 2016 vs. 2015 Change

	2017	2016	2015	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
Automotive selling, general and administrative expense	$9,575	$10,354	$11,888	$779	7.5%	$1,534	12.9%

In the year ended December 31, 2017 Automotive selling, general and administrative expense decreased due primarily to decreased advertising costs of $0.4 billion and a decrease in net charges of $0.2 billion for legal related matters related to the ignition switch recall.

In the year ended December 31, 2016 Automotive selling, general and administrative expense decreased due primarily to a net decrease in charges of $1.5 billion for matters related to the ignition switch recall and favorable net foreign currency effect of $0.2 billion due primarily to the weakening of various currencies against the U.S. Dollar.

Income Tax Expense (Benefit)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,			Year Ended 2017 vs. 2016 Change		Year Ended 2016 vs. 2015 Change

	2017	2016	2015	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
Income tax expense (benefit)	$11,533	$2,739	$(1,219)	$(8,794)	n.m.	$(3,958)	n.m.
________
n.m. = not meaningful

In the year ended December 31, 2017 Income tax expense increased due primarily to the $7.3 billion tax expense related to U.S. tax reform legislation and the establishment of a $2.3 billion valuation allowance related to the sale of Opel/Vauxhall Business, partially offset by tax benefits related to tax settlements and foreign dividends.

In the year ended December 31, 2016 Income tax expense increased due primarily to the absence of the 2015 income tax benefit from the release of European valuation allowances of $3.9 billion and an increase in income tax expense of $0.6 billion due primarily to an increase in pre-tax income; partially offset by $0.6 billion in tax benefits related to foreign currency losses.

For the year ended December 31, 2017 our ETR-adjusted was 21.1%, and we expect the effective tax rate to be similar for the year ending December 31, 2018.

Refer to Note 18 to our consolidated financial statements for additional information related to Income tax expense (benefit) including information on U.S. tax reform legislation.

Discontinued Operations

	Years Ended December 31,			Year Ended 2017 vs. 2016 Change		Year Ended 2016 vs. 2015 Change

	2017	2016	2015	Favorable/ (Unfavorable)%		Favorable/ (Unfavorable)%
Income (loss) from discontinued operations, net of tax	$(4,212)	$(1)	$25	$(4,211)	n.m.	$(26)	n.m.
________
n.m. = not meaningful

In the year ended December 31, 2017 Income (loss) from discontinued operations, net of tax, decreased due primarily to a disposal loss of $3.9 billion, net of tax, primarily related to deferred tax assets that transferred to PSA Group, previously deferred pension losses and payment of the de-risking premium to PSA Group for its assumption of certain underfunded pension liabilities and the loss as a result of the sale of the Fincos.

GM North America

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2017	2016		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$111,345	$119,113	$(7,768)	(6.5)%	$(12.2)	$3.5	$0.6		$0.3
EBIT-adjusted	$11,889	$12,388	$(499)	(4.0)%	$(3.5)	$0.9	$0.6	$1.8	$(0.3)
EBIT-adjusted margin	10.7%	10.4%	0.3%
	(Vehicles in thousands)
Wholesale vehicle sales	3,511	3,958	(447)	(11.3)%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2016	2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$119,113	$106,744	$12,369	11.6%	$10.8	$0.7	$1.7		$(0.8)
EBIT-adjusted	$12,388	$11,354	$1,034	9.1%	$3.2	$(1.2)	$1.7	$(2.2)	$(0.4)
EBIT-adjusted margin	10.4%	10.6%	(0.2)%
	(Vehicles in thousands)
Wholesale vehicle sales	3,958	3,558	400	11.2%

GMNA Total Net Sales and Revenue In the year ended December 31, 2017 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes associated with a decrease in Chevrolet passenger car sales and a decrease in off-lease rental car sales; partially offset by (2) favorable mix associated with a decrease in sales of Chevrolet passenger cars and decreased volumes of off-lease rental car sales; (3) favorable pricing for Majors of $1.4 billion, partially offset by unfavorable pricing for carryover vehicles of $0.8 billion; and (4) favorable Other due primarily to the foreign currency effect resulting from the strengthening of the Canadian Dollar against the U.S. Dollar.

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

GMNA EBIT-Adjusted The most significant factors which influence profitability are industry volume and market share. While not as significant as industry volume and market share, another factor affecting profitability is the relative mix of vehicles sold. Trucks, crossovers and cars sold currently have a variable profit of approximately 180%, 55% and 15% of our GMNA portfolio on a weighted-average basis.

In the year ended December 31, 2017 EBIT-adjusted decreased due primarily to: (1) decreased net wholesale volumes; and (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Mexican Peso against the U.S. Dollar; partially offset by (3) favorable Cost including decreased warranty costs of $1.4 billion, decreased material and freight costs related to carryover vehicles of $0.7 billion, decreased other employee related costs of $0.7 billion, decreased advertising costs of $0.3 billion and decreased restructuring charges of $0.2 billion related to the 2016 UAW cash severance incentive program, partially offset by increased material costs for Majors of $1.3 billion and increased engineering costs of $0.3 billion; (4) favorable mix; and (5) favorable pricing.

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

GM International

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2017	2016		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$21,920	$20,943	$977	4.7%	$0.2	$0.2	$0.6		$—
EBIT-adjusted	$1,300	$767	$533	69.5%	$—	$(0.3)	$0.6	$0.3	$(0.2)
EBIT-adjusted margin	5.9%	3.7%	2.2%
Equity income — Automotive China	$1,976	$1,973	$3	0.2%
EBIT (loss)-adjusted — excluding Equity income	$(676)	$(1,206)	$530	43.9%
	(Vehicles in thousands)
Wholesale vehicle sales	1,267	1,255	12	1.0%

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2016	2015		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$20,943	$22,970	$(2,027)	(8.8)%	$(1.7)	$0.2	$1.2		$(1.7)
EBIT-adjusted	$767	$665	$102	15.3%	$(0.3)	$(0.5)	$1.1	$0.5	$(0.7)
EBIT-adjusted margin	3.7%	2.9%	0.8%
Equity income — Automotive China	$1,973	$2,057	$(84)	(4.1)%
EBIT (loss)-adjusted —excluding Equity income	$(1,206)	$(1,392)	$186	13.4%
	(Vehicles in thousands)
Wholesale vehicle sales	1,255	1,372	(117)	(8.5)%

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the year ended December 31, 2017 Total net sales and revenue increased due primarily to: (1) favorable pricing related to carryover vehicles in Argentina and Brazil and in Egypt to mitigate the impact of the weakening Egyptian Pound against the U.S. Dollar; (2) favorable mix driven by the increased sales of Chevrolet Cruze in Brazil and Argentina; and (3) increased wholesale volumes associated with the Chevrolet Onix in Brazil and Argentina, partially offset by decreased wholesale volumes across multiple product lines in Asia/Pacific, the Middle East and Africa; (4) flat Other due primarily to the foreign currency effect resulting from the strengthening of the Brazilian Real and Korean Won against the U.S. Dollar, offset by the depreciation of the Argentinian Peso and Egyptian Pound against the U.S. Dollar and decreased parts and accessories sales in the Middle East.
In the year ended December 31, 2016 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes across multiple product lines in Egypt, South Africa, the Middle East, Brazil and Venezuela, partially offset by increased sales of the Chevrolet Spark and Malibu in Korea and the Middle East; and (2) unfavorable Other of $1.7 billion due primarily to the foreign currency effect resulting from the weakening of all currencies across South America, the Egyptian Pound and South African Rand against the U.S. Dollar; partially offset by (3) favorable pricing related to carryover vehicles due primarily to high inflation in Argentina.

GMI EBIT-Adjusted In the year ended December 31, 2017 EBIT-adjusted increased due primarily to: (1) favorable pricing; and (2) favorable Cost due to decreased employee related costs and selling, general and administrative expenses across the region; partially offset by (3) unfavorable mix driven by decreased high-margin sales in the Middle East.

In the year ended December 31, 2016 EBIT-adjusted increased due primarily to: (1) favorable pricing; and (2) favorable Cost due to lower engineering expenses and material and freight performance related to carryover vehicles; partially offset by (3) unfavorable mix due primarily to the lack of vehicle sales in Venezuela and decreased sales of full-size trucks and SUVs in the Middle East as a result of a weaker economy due to low oil prices; and (4) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of all currencies across South America, the Egyptian Pound and South African Rand against the U.S. Dollar.

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

The following tables summarize certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Years Ended December 31,
	2017	2016	2015
Wholesale vehicles including vehicles exported to markets outside of China	4,140	4,013	3,794
Total net sales and revenue	$50,065	$47,150	$44,959
Net income	$3,984	$4,117	$4,290

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$9,202	$8,197
Debt	$381	$246

GM Financial

	Years Ended December 31,			2017 vs. 2016 Change		2016 vs. 2015 Change
	2017	2016	2015	Amount	%	Amount	%
Total revenue	$12,151	$8,983	$5,867	$3,168	35.3%	$3,116	53.1%
Provision for loan losses	$757	$644	$603	$113	17.5%	$41	6.8%
Earnings before income taxes-adjusted	$1,196	$763	$679	$433	56.7%	$84	12.4%
	(Dollars in billions)
Average debt outstanding	$74.9	$54.8	$36.2	$20.1	36.7%	$18.6	51.4%
Effective rate of interest paid	3.4%	3.6%	4.0%	(0.2)%		(0.4)%

GM Financial Revenue In the year ended December 31, 2017 Total revenue increased due primarily to increased leased vehicle income of $2.7 billion due to a larger lease portfolio and increased finance charge income of $0.4 billion due to growth in the retail and commercial finance receivables portfolios.

In the year ended December 31, 2016 Total revenue increased due primarily to increased leased vehicle income of $3.1 billion due to a larger lease portfolio.

GM Financial Earnings Before Income Taxes-Adjusted In the year ended December 31, 2017 Earnings before income taxes-adjusted increased due primarily to: (1) increased net leased vehicle income of $0.8 billion due primarily to a larger lease portfolio; and (2) increased finance charge income; partially offset by (3) increased interest expense of $0.6 billion due to an increase in average debt outstanding.

In the year ended December 31, 2016 Earnings before income taxes-adjusted increased due primarily to: (1) increased net leased vehicle income of $0.8 billion due primarily to a larger lease portfolio; partially offset by (2) increased interest expense of $0.5 billion due to an increase in average debt outstanding; and (3) increased operating expenses of $0.2 billion.

Liquidity and Capital Resources We believe that our current level of cash and cash equivalents, marketable securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations and future debt issuances. We also maintain access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on three objectives: (1) reinvest in our business; (2) maintain a strong investment-grade balance sheet; and (3) return available cash to shareholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $8.5 billion annually as well as payments for engineering and product

GENERAL MOTORS COMPANY AND SUBSIDIARIES

development activities; (2) payments associated with previously announced vehicle recalls, the settlements of the multidistrict litigation and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (4) dividend payments on our common stock that are declared by our Board of Directors; and (5) payments to purchase shares of our common stock authorized by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Item 1A. Risk Factors, some of which are outside of our control.

We continue to monitor and evaluate opportunities to strengthen our competitive position over the long-term while maintaining a strong investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations as well as the possibility of acquisitions, dispositions, investments with joint venture partners and strategic alliances that we believe would generate significant advantages and substantially strengthen our business. These actions may negatively impact our liquidity in the short term.

Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors, not less than once annually. Management reaffirmed and our Board of Directors approved the capital allocation program, which includes reinvesting in our business at an average target ROIC-adjusted rate of 20% or greater, maintaining a strong investment-grade balance sheet, including a target cash balance of $18 billion, and returning available cash to shareholders.

As part of our capital allocation program, we announced in January 2016 that our Board of Directors had authorized a program to purchase up to $4 billion of our common stock before the end of 2017, which was completed in the three months ended September 30, 2017. We also announced in January 2017 that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date, subsequent to completing the remaining portion of the previously announced programs. We completed $1.5 billion of the $5 billion program in the three months ended December 31, 2017. From inception of the program in 2015 through January 30, 2018 we had purchased an aggregate of 299 million shares of our outstanding common stock under our common stock repurchase program for $10.5 billion. In the year ended December 31, 2017, we returned total cash to shareholders of $6.7 billion, consisting of dividends paid on our common stock and purchases of our common stock.

In August 2017 we issued $3.0 billion in aggregate principal amount of senior unsecured notes and used the net proceeds to repay the $3.0 billion drawn on our three-year unsecured revolving credit facility to fund the payments to PSA Group, or one or more pension funding vehicles, for the assumed net underfunded pension liabilities in connection with the sale of the Opel/Vauxhall Business. Refer to Note 14 to our consolidated financial statements for additional information on the senior unsecured notes.

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable securities and funds available under credit facilities. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Approximately 90% of our cash and marketable securities were managed within North America and at our regional treasury centers at December 31, 2017. We have used and will continue to use other methods including intercompany loans to utilize these funds across our global operations as needed.

Our cash equivalents and marketable securities balances are primarily denominated in U.S. Dollars and include investments in U.S. government and agency obligations, foreign government securities, time deposits, corporate debt securities and mortgage and asset-backed securities. Our investment guidelines, which we may change from time to time, prescribe certain minimum credit worthiness thresholds and limit our exposures to any particular sector, asset class, issuance or security type. The majority of our current investments in debt securities are with A/A2 or better rated issuers.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. The total size of our credit facilities was $14.5 billion at December 31, 2017 and 2016, which consisted principally of our two primary revolving credit facilities. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.4 billion at December 31, 2017 and 2016. GM Financial had access to our revolving credit facilities at December 31, 2017 and 2016 but did not borrow against them. Refer to Note 14 to our consolidated financial statements for additional information on credit facilities. At December 31, 2017 and 2016 we had intercompany loans from GM Financial of $0.4 billion and $0.3 billion, which consisted primarily of commercial loans to dealers we consolidate, and we had no intercompany loans to GM Financial.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

As a means to access the strong liquidity available in our China JVs, from time to time, we may borrow from our joint ventures to provide additional liquidity to support our operations and capital investment. In the three months ending March 31, 2018, we expect to borrow approximately $1.3 billion from SAIC General Motors Corp., Ltd. (SGM) pursuant to a short-term unsecured note payable.

The following table summarizes our automotive available liquidity (dollars in billions):

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$11.2	$9.8
Marketable securities	8.3	11.8
Available liquidity(a)	19.6	21.6
Available under credit facilities(b)	14.1	14.2
Total automotive available liquidity(a)	$33.6	$35.8
__________

(a)	Amounts do not add due to rounding.

(b)	Excludes outstanding letters of credit of $0.2 billion at December 31, 2016 under our primary credit facilities which were transferred to PSA Group at closing.

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

Year Ended December 31, 2017
Operating cash flow	$13.9
Capital expenditures	(8.4)
Dividends paid and payments to purchase common stock	(6.7)
Net cash used in investing activities – discontinued operations(a)	(3.6)
Issuance of senior unsecured notes	3.0
Other non-operating	(0.4)
Total change in automotive available liquidity	$(2.2)
__________

(a)
Consists primarily of payments to PSA Group, or one or more pension funding vehicles, of $3.4 billion for the assumed net underfunded pension liabilities in connection with the sale of the Opel/Vauxhall Business, which includes pension funding payments for active employees and the de-risking premium payment of $455 million, partially offset by proceeds.

Automotive Cash Flow (Dollars in Billions)

	Years Ended December 31,			2017 vs. 2016 Change	2016 vs. 2015 Change
	2017	2016	2015
Operating Activities
Income (loss) from continuing operations	$(0.8)	$8.6	$9.0	$(9.4)	$(0.4)
Depreciation, amortization and impairments charges	5.7	5.1	5.2	0.6	(0.1)
Pension and OPEB activities	(2.6)	(4.2)	(1.5)	1.6	(2.7)
Working capital	1.8	2.2	0.3	(0.4)	1.9
Equipment on operating leases	(0.3)	0.8	0.5	(1.1)	0.3
Accrued and other liabilities	(2.3)	1.0	(1.0)	(3.3)	2.0
Income taxes	10.9	2.1	(2.0)	8.8	4.1
GM Financial dividend	0.6	—	—	0.6	—
Other	0.9	(1.1)	0.2	2.0	(1.3)
Net automotive cash provided by operating activities	$13.9	$14.5	$10.7	$(0.6)	$3.8

In the year ended December 31, 2017 the decrease in Net automotive cash provided by operating activities was due primarily to unfavorable impacts from: (1) decreased Income (loss) from continuing operations partially offset by the add back of $7.3 billion

GENERAL MOTORS COMPANY AND SUBSIDIARIES

as a result of U.S. tax reform legislation and the establishment of a $2.3 billion valuation allowance related to the sale of the Opel/Vauxhall Business; (2) a decrease in Accrued and other liabilities due to increased sales allowance payments; (3) a decrease in Equipment on operating leases due to an increase in units out to daily rental car companies; and (4) a decrease in Working capital due to lower production volumes, partially offset by accelerated cash receipts from GM Financial and other external sources totaling $0.5 billion; partially offset by (5) discretionary contributions of $2.0 billion made to our U.S. hourly pension plan in the year ended December 31, 2016; and (6) an increase in Other due to several insignificant items.

In the year ended December 31, 2016 the increase in Net automotive cash provided by operating activities was due primarily to: (1) an increase in Income taxes due primarily to the reversal of valuation allowances in 2015; (2) an increase in Accrued and other liabilities due primarily to an increase in sales incentives of $1.6 billion; (3) an increase in Working capital due primarily to increased accounts payable due to increased production volumes and decreased inventories due to lower repurchased rental car activity; partially offset by (4) a decrease in Pension and OPEB activities due primarily to discretionary contributions of $2.0 billion made to our U.S. hourly pension plan in the year ended December 31, 2016 and pension income from the refinement to the discount rate methodology for service and interest cost; and (5) a decrease in Other due primarily to foreign exchange and an increase in deposits.

	Years Ended December 31,			2017 vs. 2016 Change	2016 vs. 2015 Change
	2017	2016	2015
Investing Activities
Capital expenditures	$(8.4)	$(8.3)	$(6.7)	$(0.1)	$(1.6)
Acquisitions and liquidations of marketable securities, net	3.5	(3.7)	0.9	7.2	(4.6)
Investment in Lyft	—	(0.5)	—	0.5	(0.5)
Acquisition of Cruise	—	(0.3)	—	0.3	(0.3)
Other	0.2	0.2	—	—	0.2
Net automotive cash used in investing activities	$(4.7)	$(12.6)	$(5.8)	$7.9	$(6.8)

	Years Ended December 31,			2017 vs. 2016 Change	2016 vs. 2015 Change
	2017	2016	2015
Financing Activities
Issuance of senior unsecured notes	$3.0	$2.0	$—	$1.0	$2.0
Payments to purchase common stock	(4.5)	(2.5)	(3.5)	(2.0)	1.0
Dividends paid	(2.2)	(2.3)	(2.2)	0.1	(0.1)
Other	(0.5)	(0.3)	(0.1)	(0.2)	(0.2)
Net automotive cash used in financing activities	$(4.2)	$(3.1)	$(5.8)	$(1.1)	$2.7

Adjusted Automotive Free Cash Flow (Dollars in Billions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,
	2017	2016	2015
Net automotive cash provided by operating activities – continuing operations	$13.9	$14.5	$10.7
Less: capital expenditures – continuing operations	(8.4)	(8.3)	(6.7)
Adjustments
Discretionary U.S. pension plan contributions	—	2.0	—
U.K. pension plan contribution(a)	0.2	—	—
GM Financial dividend(a)	(0.6)	—	—
Total adjustments	(0.4)	2.0	—
Adjusted automotive free cash flow – continuing operations(b)	5.2	8.2	4.0
Net automotive cash used in operating activities – discontinued operations	—	(0.1)	(0.7)
Less: capital expenditures – discontinued operations	(0.7)	(1.1)	(1.0)
Adjusted automotive free cash flow(b)	$4.5	$6.9	$2.3
__________

(a)	These cash flows were excluded because they resulted from the sale of the European Business.

(b)	Amounts do not add due to rounding.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). All four credit rating agencies currently rate our corporate credit at investment grade. The following table summarizes our credit ratings at January 30, 2018:

	Corporate	Revolving Credit Facilities	Senior Unsecured	Outlook
DBRS Limited	BBB	BBB	N/A	Stable
Fitch	BBB	BBB	BBB	Stable
Moody's	Investment Grade	Baa2	Baa3	Stable
S&P	BBB	BBB	BBB	Stable

Rating actions taken by each of the credit rating agencies from January 1, 2017 through January 30, 2018 were as follows: (1) Moody’s upgraded our revolving credit facilities rating to Baa2 from Baa3, and revised their outlook to Stable from Positive in January 2017. Also in January 2017 our senior unsecured bonds were upgraded to Baa3 from Ba1 and remain notched below our revolving credit facilities rating; (2) S&P upgraded our corporate rating, revolving credit facilities rating and senior unsecured rating to BBB from BBB- and revised their outlook to Stable from Positive in January 2017; and (3) Fitch upgraded our corporate rating, revolving credit facilities rating and senior unsecured rating to BBB from BBB– and revised their outlook to Stable from Positive in June 2017.

Automotive Financing – GM Financial Liquidity GM Financial's primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, servicing fees, net distributions from secured debt facilities, including securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured debt facilities, operating expenses, and interest costs. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt between secured and unsecured debt. In September 2017 GM Financial issued $1.0 billion of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A, $0.01 par value, with a liquidation preference of $1,000 per share. The following table summarizes GM Financial's available liquidity (dollars in billions):

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$4.3	$2.8
Borrowing capacity on unpledged eligible assets	12.5	8.3
Borrowing capacity on committed unsecured lines of credit	0.1	0.1
Available liquidity	$16.9	$11.2

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2017 available liquidity increased due primarily to an increase in cash and additional net borrowing capacity on new and renewed secured credit facilities, resulting from the issuance of securitizations, unsecured debt and preferred stock.

GM Financial has the ability to borrow up to $1.0 billion against our three-year, $4.0 billion revolving credit facility and up to $3.0 billion against our five-year, $10.5 billion revolving credit facility. We have a support agreement with GM Financial which, among other things, establishes commitments of funding from us to GM Financial. This agreement also provides that we will continue to own all of GM Financial’s outstanding voting shares so long as any unsecured debt securities remain outstanding at GM Financial. In addition we are required to use our commercially reasonable efforts to ensure GM Financial remains a subsidiary borrower under our corporate revolving credit facilities.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At December 31, 2017 secured, committed unsecured and uncommitted unsecured credit facilities totaled $26.0 billion, $0.1 billion and $2.4 billion with advances outstanding of $4.7 billion, an insignificant amount and $2.4 billion.

GM Financial Cash Flow (Dollars in Billions)

	Years Ended December 31,			2017 vs. 2016 Change	2016 vs. 2015 Change
	2017	2016	2015
Net cash provided by operating activities	$6.5	$4.7	$2.7	$1.8	$2.0
Net cash used in investing activities	$(21.9)	$(23.7)	$(21.2)	$1.8	$(2.5)
Net cash provided by financing activities	$16.1	$19.1	$17.9	$(3.0)	$1.2

In the years ended December 31, 2017 and 2016 Net cash provided by operating activities increased due primarily to an increase in net leased vehicle income, partially offset by increased interest expense and operating expenses.

In the year ended December 31, 2017 Net cash used in investing activities decreased due primarily to: (1) increased proceeds from the termination of leased vehicles of $4.1 billion; (2) increased collections and recoveries on retail finance receivables of $3.0 billion; and (3) decreased purchases of leased vehicles of $0.3 billion; partially offset by (4) increased net purchases of retail finance receivables of $5.5 billion.

In the year ended December 31, 2016 Net cash used in investing activities increased due primarily to: (1) increased purchases of leased vehicles of $4.4 billion; and (2) increased purchases and funding of finance receivables of $1.9 billion; partially offset by (3) increased proceeds from the termination of leased vehicles of $1.5 billion; (4) increased collections on finance receivables of $1.4 billion; and (5) prior year impact of cash used for the acquisition of the equity interest in SAIC-GMAC of $0.9 billion.

In the year ended December 31, 2017 Net cash provided by financing activities decreased due primarily to an increase in repayments of $12.4 billion and a special dividend payment to GM of $0.6 billion, partially offset by an increase in borrowings of $9.0 billion and the issuance of preferred stock of $1.0 billion.

In the year ended December 31, 2016 Net cash provided by financing activities increased due primarily to a net increase in borrowings.

Off-Balance Sheet Arrangements We do not currently utilize off-balance sheet securitization arrangements. All trade or finance receivables and related obligations subject to securitization programs are recorded on our consolidated balance sheets at December 31, 2017 and 2016. Refer to Note 17 of our consolidated financial statements for detailed information related to guarantees we have provided and for our noncancelable operating lease obligations.

Contractual Obligations and Other Long-Term Liabilities We have minimum commitments under contractual obligations, including purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including fixed or minimum quantities to be purchased or fixed minimum price provisions and the approximate timing of the transaction. Based on these definitions, the following table includes only those contracts which include fixed or minimum obligations. The majority of our purchases are not included in the table as they are made under purchase orders which are requirements based and accordingly do not specify minimum quantities. The

GENERAL MOTORS COMPANY AND SUBSIDIARIES

following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at December 31, 2017:

	Payments Due by Period
	2018	2019-2020	2021-2022	2023 and after	Total
Automotive debt	$2,252	$553	$54	$10,423	$13,282
Automotive Financing debt	24,502	33,185	13,125	10,477	81,289
Capital lease obligations	276	187	68	188	719
Automotive interest payments(a)	693	1,209	1,147	8,452	11,501
Automotive Financing interest payments(b)	2,373	2,802	1,319	1,144	7,638
Postretirement benefits(c)	243	268	3	—	514
Operating lease obligations, net	222	377	231	206	1,036
Other contractual commitments:
Material	1,090	522	147	144	1,903
Marketing	840	441	54	31	1,366
Rental car repurchases	2,113	—	—	—	2,113
Other	1,056	612	100	246	2,014
Total contractual commitments(d)	$35,660	$40,156	$16,248	$31,311	$123,375

Non-contractual benefits(e)	$269	$648	$858	$9,696	$11,471
__________

(a)
Amounts include automotive interest payments based on contractual terms and current interest rates on our debt and capital lease obligations. Automotive interest payments based on variable interest rates were determined using the interest rate in effect at December 31, 2017.

(b)
GM Financial interest payments were determined using the interest rate in effect at December 31, 2017 for floating rate debt and the contractual rates for fixed rate debt. GM Financial interest payments on floating rate tranches of the securitization notes payable were converted to a fixed rate based on the floating rate plus any expected hedge payments.

(c)
Amounts include OPEB payments under the current U.S. contractual labor agreements through 2019 and Canada labor agreements through 2021. These agreements are generally renegotiated in the year of expiration. Amounts do not include pension funding obligations, which are discussed in Note 16 to our consolidated financial statements.

(d)
Amounts do not include future cash payments for long-term purchase obligations and other accrued expenditures (unless specifically listed in the table above) which were recorded in Accounts payable or Accrued liabilities at December 31, 2017.

(e)
Amounts include all expected future payments for both current and expected future service at December 31, 2017 for OPEB obligations for salaried and hourly employees extending beyond the current North American union contract agreements, workers' compensation and extended disability benefits. Amounts do not include pension funding obligations, which are discussed in Note 16 to our consolidated financial statements.

The table above does not reflect product warranty and related liabilities, certified pre-owned extended warranty and free maintenance of $9.1 billion and unrecognized tax benefits of $1.6 billion due to the uncertainty regarding the future cash outflows potentially associated with these amounts.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In December 2017 an investment policy study was completed for the U.S. pension plans. As a result of changes to our capital market assumptions, primarily those related to the fixed income asset class, the weighted-average long-term rate of return on assets increased from 6.2% at December 31, 2016 to 6.6% at December 31, 2017. The assumption change related to the fixed income asset class is expected to increase the return on assets by $0.3 billion in 2018. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

Another key assumption in determining net pension and OPEB expense is the assumed discount rate used to discount plan obligations. We estimate the assumed discount rate for U.S. plans using a cash flow matching approach, which uses projected cash flows matched to spot rates along a high quality corporate bond yield curve to determine the weighted-average discount rate for the calculation of the present value of cash flows. We apply the individual annual yield curve rates instead of the assumed discount rate to determine the service cost and interest cost, which more specifically links the cash flows related to service cost and interest cost to bonds maturing in their year of payment.

We have reviewed the mortality improvement tables published by the Society of Actuaries in the three months ended December 31, 2017 and determined that our current assumptions are appropriate to measure our December 31, 2017 U.S. pension plan obligations.

Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effects of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to pension expense over future periods. The unamortized pre-tax actuarial loss on our pension plans was $4.0 billion and $3.8 billion at December 31, 2017 and 2016. The year-over-year change is primarily due to the decrease in discount rates partially offset by assumption changes and the increase in actual return on assets. At December 31, 2017 $2.4 billion of the unamortized pre-tax actuarial loss is outside the corridor (10% of the projected benefit obligation (PBO)) and subject to amortization. The weighted-average amortization period is approximately fifteen years resulting in amortization expense of $0.2 billion in 2018.

The underfunded status of the U.S. pension plans decreased by $1.4 billion in the year ended December 31, 2017 to $5.8 billion due primarily to: (1) a favorable effect of actual returns on plan assets of $6.5 billion; (2) other favorable changes including contributions, demographic gains and assumption changes of $0.4 billion; partially offset by (3) an unfavorable effect due to a decrease in the discount rate of $3.2 billion; and (4) service and interest cost of $2.3 billion.

The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant:

	U.S. Plans(a)		Non-U.S. Plans(a)
	Effect on 2018 Pension Expense	Effect on December 31, 2017 PBO	Effect on 2018 Pension Expense	Effect on December 31, 2017 PBO
25 basis point decrease in discount rate	-$100	+$1,780	+$17	+$688
25 basis point increase in discount rate	+$90	-$1,700	-$12	-$652
25 basis point decrease in expected rate of return on assets	+$150	N/A	+$35	N/A
25 basis point increase in expected rate of return on assets	-$150	N/A	-$35	N/A
__________

(a)	The sensitivity does not include the effects of the individual annual yield curve rates applied for the calculation of the service and interest cost.

Refer to Note 16 to our consolidated financial statements for additional information on pension contributions, investment strategies, assumptions, the change in benefit obligations and related plan assets, pension funding requirements and future net benefit payments. Refer to Note 2 to our consolidated financial statements for a discussion of the inputs used to determine fair value for each significant asset class or category.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

At December 31, 2017 total deferred tax assets were $30.7 billion and valuation allowances against those deferred tax assets were $6.7 billion. Refer to Note 18 to our consolidated financial statements for additional information on the composition of these valuation allowances and for information on the impact of U.S. tax reform legislation.

Valuation of GM Financial Equipment on Operating Leases Assets and Residuals GM Financial has investments in leased vehicles recorded as operating leases, which relate to vehicle leases to retail customers with lease terms which typically range from two to five years. At the beginning of the lease an estimate is made of the expected residual value at the end of the lease term. The expected residual value is based on third-party data which considers inputs including recent auction values, the expected future volume of returning leased vehicles, used car prices, manufacturer incentive programs and fuel prices. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a money factor. Since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the customer returns the vehicle at the end of the lease term and the value of the vehicle is below the expected residual value estimated at the inception of the lease.

The following table summarizes vehicles included in GM Financial equipment on operating leases, net (vehicles in thousands):

	December 31, 2017	December 31, 2016
Cars	450	420
Trucks	285	224
Crossovers	818	604
SUVs	99	75
Total	1,652	1,323

At December 31, 2017 the estimated residual value of our leased assets at the end of the lease term was $30.4 billion. We periodically review the adequacy of the depreciation rates. If we believe that the expected residual values of the leased assets have changed, we revise the depreciation rate to ensure the net investment in the operating leases reflects the revised estimate of expected residual value at the end of the lease term. Such adjustments to the depreciation rate would result in a change in depreciation expense on leased assets which is recorded prospectively on a straight-line basis. The following table illustrates the effect of a 1% change in the estimated residual values at December 31, 2017, which would increase or decrease depreciation expense over the remaining term of our operating lease portfolio, holding all other assumptions constant:

Impact to Depreciation Expense
Cars	$57
Trucks	72
Crossovers	137
SUVs	38
Total	$304

We also evaluate the carrying value of the operating leases aggregated by vehicle make, year and model into leased asset groups, check for indicators of impairment and test for impairment to the extent necessary in accordance with applicable accounting standards. A leased asset group is considered impaired if impairment indicators exist and the undiscounted expected future cash flows (including the expected residual value) are lower than the carrying value of the asset group. We believe no impairment indicators existed during 2017, 2016 or 2015.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The estimates related to recall campaigns accrued at the time of vehicle sale are established by applying a frequency times severity approach that considers the number of recall campaigns, the number of vehicles per recall campaign, the assumed number of vehicles that will be brought in by customers for repair (take rate) and the cost per vehicle for each recall campaign. These estimates consider the nature, frequency and magnitude of historical recall campaigns. Costs associated with recall campaigns not accrued at the time of vehicle sale are estimated based on the estimated cost of repairs and the estimated vehicles to be repaired. Depending on part availability and time to complete repairs we may, from time to time, offer courtesy transportation at no cost to our customers. These estimates are re-evaluated on an ongoing basis and based on the best available information. Revisions are made when necessary based on changes in these factors.

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

Sales Incentives The estimated effect of sales incentives offered to dealers and end customers is recorded as a reduction of Automotive net sales and revenue at the later of the time of sale or announcement of an incentive program to dealers. There may be numerous types of incentives available at any particular time, including a choice of incentives for a specific model. Incentive programs are generally brand specific, model specific or sales region specific and are for specified time periods, which may be extended. Significant factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product, the product mix, the rate of customer acceptance of any incentive program and the likelihood that an incentive program will be extended, all of which are estimated based on historical experience and assumptions concerning customer behavior and future market conditions. When an incentive program is announced, the number of vehicles in dealer inventory eligible for the incentive program is determined and a reduction of Automotive net sales and revenue is recorded in the period in which the program is announced. If the actual number of affected vehicles differs from this estimate, or if a different mix of incentives is actually paid, the reduction in Automotive net sales and revenue due to incentives could be affected. There are a multitude of inputs affecting the calculation of the estimate for sales incentives and an increase or decrease in any of these variables could have a significant effect on recorded sales incentives. On January 1, 2018, the date of our adoption of Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09), sales incentives began to be recorded at the time of sale rather than at the later of sale or announcement. This change affected our processes for estimating and recording sales incentives. Refer to Note 2 to our consolidated financial statements for additional information on the adoption ASU 2014-09.

Forward-Looking Statements In this 2017 Form 10-K and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include among others the following: (1) our ability to deliver new products, services and customer experiences in response to new participants in the automotive industry; (2) our ability to timely fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers; (3) the success of our crossovers, SUVs and full-size pick-up trucks; (4) our ability to reduce the costs associated with the manufacture and sale of electric vehicles; (5) global automobile market sales volume, which can be volatile; (6) our significant business in China which subjects us to unique operational, competitive and regulatory risks; (7) our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (8) the international scale and footprint of our operations which exposes us to a variety of political, economic and regulatory risks, including the risk of changes in government leadership and laws (including tax laws), economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, changes in foreign exchange rates, economic downturns in foreign countries, differing local product preferences and product requirements, compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor

GENERAL MOTORS COMPANY AND SUBSIDIARIES

regulations and difficulties in obtaining financing in foreign countries; (9) any significant disruption at one of our manufacturing facilities could disrupt our production schedule; (10) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (11) prices of raw materials used by us and our suppliers; (12) our highly competitive industry, which is characterized by excess manufacturing capacity and the use of incentives and the introduction of new and improved vehicle models by our competitors; (13) the possibility that competitors may independently develop products and services similar to ours and there are no guarantees that our intellectual property rights would prevent competitors from independently developing or selling those products or services; (14) our ability to manage risks related to security breaches and other disruptions to our vehicles, information technology networks and systems; (15) our ability to comply with extensive laws and regulations applicable to our industry, including those regarding fuel economy and emissions; (16) costs and risks associated with litigation and government investigations; (17) our ability to comply with the terms of the DPA; (18) the cost and effect on our reputation of product safety recalls and alleged defects in products and services; (19) our ability to successfully and cost-effectively restructure our operations in various countries with minimal disruption; (20) our ability to realize production efficiencies and to achieve reductions in costs; (21) our continued ability to develop captive financing capability through GM Financial; and (22) significant increases in our pension expense or projected pension contributions resulting from changes in the value of plan assets or the discount rate applied to value the pension liabilities or mortality or other assumption changes. A further list and description of these risks, uncertainties and other factors can be found in this 2017 Form 10-K and our subsequent filings with the SEC.

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

Automotive The following analyses provide quantitative information regarding exposure to foreign currency exchange rate risk and interest rate risk. Sensitivity analysis is used to measure the potential loss in the fair value of financial instruments with exposure to market risk. The models used assume instantaneous, parallel shifts in exchange rates and interest rate yield curves. For options and other instruments with nonlinear returns, models appropriate to these types of instruments are utilized to determine the effect of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, due primarily to the assumption that interest rates change in a parallel fashion and that spot exchange rates change instantaneously. In addition the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled and do not contemplate the effects of correlations between foreign currency pairs, offsetting long-short positions in currency pairs or other exposures such as interest rates which may significantly reduce the potential loss in value.

Foreign Currency Exchange Rate Risk We have foreign currency exposures related to buying, selling and financing in currencies other than the functional currencies of our operations. At December 31, 2017 our most significant foreign currency exposures were the U.S. Dollar/Canadian Dollar, U.S. Dollar/Mexican Peso, Euro/U.S. Dollar, U.S. Dollar/Chinese Yuan, Australian Dollar/U.S. Dollar and U.S. Dollar/Argentine Peso. Derivative instruments such as foreign currency forwards, swaps and options are used primarily to hedge exposures with respect to forecasted revenues, costs and commitments denominated in foreign currencies. Such contracts had remaining maturities of up to 12 months at December 31, 2017.

The net fair value liability of financial instruments with exposure to foreign currency risk was $0.8 billion at December 31, 2017 and 2016. These amounts are calculated utilizing a population of foreign currency exchange derivatives and foreign currency denominated debt and exclude the offsetting effect of foreign currency cash, cash equivalents and other assets. The potential loss in fair value for such financial instruments from a 10% adverse change in all quoted foreign currency exchange rates would have been $0.1 billion and $0.2 billion at December 31, 2017 and 2016.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. We had foreign currency derivatives in asset positions with notional amounts of $2.8 billion and $5.3 billion and in liability positions with notional amounts of $1.2 billion and $0.5 billion at December 31, 2017 and 2016. The fair value of these derivative financial instruments was insignificant. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial condition.

The following table summarizes the amounts of automotive foreign currency translation and transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2017	2016
Translation (gains) losses recorded in Accumulated other comprehensive loss	$(275)	$176
Transaction and remeasurement losses recorded in earnings	$43	$225

Interest Rate Risk We are subject to market risk from exposure to changes in interest rates related to certain financial instruments, primarily debt, capital lease obligations and certain marketable securities. We did not have any interest rate swap positions to manage interest rate exposures in our automotive operations at December 31, 2017 and 2016. The fair value liability of debt and capital leases was $15.1 billion and $11.4 billion at December 31, 2017 and 2016. The potential increase in fair value resulting from a 10% decrease in quoted interest rates would have been $0.7 billion and $0.5 billion at December 31, 2017 and 2016.

We had marketable securities of $8.3 billion and $11.8 billion classified as available-for-sale at December 31, 2017 and 2016. The potential decrease in fair value from a 50 basis point increase in interest rates would have had an insignificant effect at December 31, 2017 and 2016.

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

Quantitative Disclosure We have historically presented a quantitative measure of our interest rate risk in a tabular disclosure of our interest-sensitive assets and liabilities. With the expansion of our International and North America Asset Liability Committees in 2015 to incorporate more asset-liability management strategies, we now measure the sensitivity of our net interest income to changes in interest rates by using interest rate scenarios that assume a hypothetical, instantaneous parallel shift of one hundred basis points in all interest rates across all maturities, as well as a base case that assumes that rates perform at the current market forward curve. However, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. Therefore, the actual impact to economic value of equity could be higher or lower than the results detailed in the table below. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements.

Under these interest rate scenarios, we are asset-sensitive, meaning that we expect more assets than liabilities to re-price within the next twelve months. During a period of rising interest rates, the interest earned on our assets will increase more than the interest paid on our debt, which would initially increase our net interest income. During a period of falling interest rates, we would expect

GENERAL MOTORS COMPANY AND SUBSIDIARIES

our net interest income to initially decrease. The following table presents our net interest income sensitivity to interest rate movement:

	Years Ended December 31,
	2017	2016
One hundred basis points instantaneous increase in interest rates	$19.4	$(43.9)
One hundred basis points instantaneous decrease in interest rates(a)	$(19.4)	$43.9
__________

(a)
Net interest income sensitivity given a one hundred basis point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

Additional Model Assumptions The sensitivity analysis presented is our best estimate of the effect of the hypothetical interest rate scenarios; however, our actual results could differ. Our estimates are also based on assumptions including the amortization and prepayment of the finance receivable portfolio, originations of finance receivables and leases, refinancing of maturing debt, replacement of maturing derivatives and exercise of options embedded in debt and derivatives. Our prepayment projections are based on historical experience. If interest rates or other factors change, our actual prepayment experience could be different than projected.

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

GM Financial had foreign currency swaps in asset positions with notional amounts of $2.8 billion and an insignificant amount and in liability positions with notional amounts of an insignificant amount and $0.8 billion at December 31, 2017 and 2016. The fair value of these derivative financial instruments was insignificant.

The following table summarizes GM Financial's foreign currency translation and transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2017	2016
Translation (gains) losses recorded in Accumulated other comprehensive loss	$(474)	$144
Transaction and remeasurement losses recorded in earnings	$9	$4

*  *  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of General Motors Company:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of General Motors Company and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 6, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
February 6, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of General Motors Company:

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of General Motors Company and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
February 6, 2018
We have served as the Company's auditor since 1918.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Net sales and revenue
Automotive	$133,449	$140,205	$129,864
GM Financial	12,139	8,979	5,861
Total net sales and revenue	145,588	149,184	135,725
Costs and expenses
Automotive cost of sales	114,869	120,499	112,995
GM Financial interest, operating and other expenses	11,128	8,369	5,304
Automotive selling, general and administrative expense	9,575	10,354	11,888
Total costs and expenses	135,572	139,222	130,187
Operating income	10,016	9,962	5,538
Automotive interest expense	575	563	423
Interest income and other non-operating income, net	290	327	614
Gain on extinguishment of debt	—	—	449
Equity income (Note 8)	2,132	2,282	2,193
Income before income taxes	11,863	12,008	8,371
Income tax expense (benefit) (Note 18)	11,533	2,739	(1,219)
Income from continuing operations	330	9,269	9,590
Income (loss) from discontinued operations, net of tax (Note 3)	(4,212)	(1)	25
Net income (loss)	(3,882)	9,268	9,615
Net loss attributable to noncontrolling interests	18	159	72
Net income (loss) attributable to stockholders	$(3,864)	$9,427	$9,687

Net income (loss) attributable to common stockholders	$(3,880)	$9,427	$9,687

Earnings per share (Note 21)
Basic earnings per common share – continuing operations	$0.23	$6.12	$6.09
Basic earnings (loss) per common share – discontinued operations	$(2.88)	$—	$0.02
Basic earnings (loss) per common share	$(2.65)	$6.12	$6.11
Weighted-average common shares outstanding – basic	1,465	1,540	1,586

Diluted earnings per common share – continuing operations	$0.22	$6.00	$5.89
Diluted earnings (loss) per common share – discontinued operations	$(2.82)	$—	$0.02
Diluted earnings (loss) per common share	$(2.60)	$6.00	$5.91
Weighted-average common shares outstanding – diluted	1,492	1,570	1,640
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$(3,882)	$9,268	$9,615
Other comprehensive income (loss), net of tax (Note 20)
Foreign currency translation adjustments and other	747	(384)	(955)
Defined benefit plans	570	(969)	1,011
Other comprehensive income (loss), net of tax	1,317	(1,353)	56
Comprehensive income (loss)	(2,565)	7,915	9,671
Comprehensive loss attributable to noncontrolling interests	20	218	53
Comprehensive income (loss) attributable to stockholders	$(2,545)	$8,133	$9,724

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$15,512	$12,574
Marketable securities (Note 4)	8,313	11,841
Accounts and notes receivable (net of allowance of $278 and $212)	8,164	8,700
GM Financial receivables, net (Note 5; Note 12 at VIEs)	20,521	16,127
Inventories (Note 6)	10,663	11,040
Equipment on operating leases, net (Note 7)	1,106	1,110
Other current assets (Note 4; Note 12 at VIEs)	4,465	3,633
Current assets held for sale (Note 3)	—	11,178
Total current assets	68,744	76,203
Non-current Assets
GM Financial receivables, net (Note 5; Note 12 at VIEs)	21,208	17,001
Equity in net assets of nonconsolidated affiliates (Note 8)	9,073	8,996
Property, net (Note 9)	36,253	32,603
Goodwill and intangible assets, net (Note 11)	5,849	6,149
Equipment on operating leases, net (Note 7; Note 12 at VIEs)	42,882	34,342
Deferred income taxes (Note 18)	23,544	33,172
Other assets (Note 4; Note 12 at VIEs)	4,929	3,849
Non-current assets held for sale (Note 3)	—	9,375
Total non-current assets	143,738	145,487
Total Assets	$212,482	$221,690
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$23,929	$23,333
Short-term debt and current portion of long-term debt (Note 14)
Automotive	2,515	1,060
GM Financial (Note 12 at VIEs)	24,450	22,737
Accrued liabilities (Note 13)	25,996	25,893
Current liabilities held for sale (Note 3)	—	12,158
Total current liabilities	76,890	85,181
Non-current Liabilities
Long-term debt (Note 14)
Automotive	10,987	9,500
GM Financial (Note 12 at VIEs)	56,267	41,826
Postretirement benefits other than pensions (Note 16)	5,998	5,803
Pensions (Note 16)	13,746	15,264
Other liabilities (Note 13)	12,394	12,415
Non-current liabilities held for sale (Note 3)	—	7,626
Total non-current liabilities	99,392	92,434
Total Liabilities	176,282	177,615
Commitments and contingencies (Note 17)
Equity (Note 20)
Common stock, $0.01 par value	14	15
Additional paid-in capital	25,371	26,983
Retained earnings	17,627	26,168
Accumulated other comprehensive loss	(8,011)	(9,330)
Total stockholders’ equity	35,001	43,836
Noncontrolling interests	1,199	239
Total Equity	36,200	44,075
Total Liabilities and Equity	$212,482	$221,690

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Income from continuing operations	$330	$9,269	$9,590
Depreciation, amortization and impairment charges	12,261	9,819	7,487
Foreign currency remeasurement and transaction losses	52	229	806
Undistributed earnings of nonconsolidated affiliates, net	(132)	(15)	(145)
Pension contributions and OPEB payments	(1,636)	(3,454)	(1,587)
Pension and OPEB (income) expense, net	(934)	(769)	83
Provision (benefit) for deferred taxes	10,880	2,228	(2,046)
Change in other operating assets and liabilities (Note 25)	(3,015)	580	(1,208)
Other operating activities	(468)	(894)	(370)
Net cash provided by operating activities – continuing operations	17,338	16,993	12,610
Net cash used in operating activities – discontinued operations	(10)	(386)	(841)
Net cash provided by operating activities	17,328	16,607	11,769
Cash flows from investing activities
Expenditures for property	(8,453)	(8,384)	(6,813)
Available-for-sale marketable securities, acquisitions	(5,503)	(15,182)	(8,113)
Trading marketable securities, acquisitions	—	(262)	(1,250)
Available-for-sale marketable securities, liquidations	9,007	10,871	8,463
Trading marketable securities, liquidations	—	872	1,758
Acquisition of companies/investments, net of cash acquired	(41)	(804)	(927)
Purchases of finance receivables, net	(19,325)	(14,378)	(13,888)
Principal collections and recoveries on finance receivables	12,578	9,899	8,548
Purchases of leased vehicles, net	(19,180)	(19,495)	(15,096)
Proceeds from termination of leased vehicles	6,667	2,554	1,095
Other investing activities	178	162	15
Net cash used in investing activities – continuing operations	(24,072)	(34,147)	(26,208)
Net cash used in investing activities – discontinued operations (Note 3)	(3,500)	(1,496)	(1,502)
Net cash used in investing activities	(27,572)	(35,643)	(27,710)
Cash flows from financing activities
Net decrease in short-term debt	(140)	(282)	(61)
Proceeds from issuance of debt (original maturities greater than three months)	52,187	42,036	31,547
Payments on debt (original maturities greater than three months)	(33,592)	(20,727)	(13,469)
Payments to purchase common stock	(4,492)	(2,500)	(3,520)
Proceeds from issuance of GM Financial preferred stock	985	—	—
Dividends paid	(2,233)	(2,368)	(2,242)
Other financing activities	(305)	(163)	(159)
Net cash provided by financing activities – continuing operations	12,410	15,996	12,096
Net cash provided by financing activities – discontinued operations	174	1,081	1,512
Net cash provided by financing activities	12,584	17,077	13,608
Effect of exchange rate changes on cash, cash equivalents and restricted cash	348	(213)	(1,524)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,688	(2,172)	(3,857)
Cash, cash equivalents and restricted cash at beginning of period	15,160	17,332	21,189
Cash, cash equivalents and restricted cash at end of period	$17,848	$15,160	$17,332

Cash, cash equivalents and restricted cash – continuing operations at end of period (Note 4)	$17,848	$14,487	$16,588
Cash, cash equivalents and restricted cash – discontinued operations at end of period	$—	$673	$744
Significant Non-cash Investing and Financing Activity
Non-cash property additions – continuing operations	$3,996	$3,897	$3,970
Non-cash property additions – discontinued operations	$—	$868	$706
Non-cash business acquisition – continuing operations (Note 10)	$—	$290	$—
Non-cash proceeds on sale of discontinued operations (Note 3)	$808	$—	$—

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$16	$28,937	$14,577	$(8,073)	$567	$36,024
Net income	—	—	9,687	—	(72)	9,615
Other comprehensive income	—	—	—	37	19	56
Purchase of common stock	(1)	(1,745)	(1,774)	—	—	(3,520)
Exercise of common stock warrants	—	46	—	—	—	46
Stock based compensation	—	369	(31)	—	—	338
Cash dividends paid on common stock	—	—	(2,174)	—	—	(2,174)
Dividends declared or paid to noncontrolling interests	—	—	—	—	(75)	(75)
Other	—	—	—	—	13	13
Balance at December 31, 2015	15	27,607	20,285	(8,036)	452	40,323
Net income	—	—	9,427	—	(159)	9,268
Other comprehensive loss	—	—	—	(1,294)	(59)	(1,353)
Issuance of common stock	—	290	—	—	—	290
Purchase of common stock	—	(1,320)	(1,180)	—	—	(2,500)
Exercise of common stock warrants	—	89	—	—	—	89
Stock based compensation	—	317	(27)	—	—	290
Cash dividends paid on common stock	—	—	(2,337)	—	—	(2,337)
Dividends declared or paid to noncontrolling interests	—	—	—	—	(31)	(31)
Other	—	—	—	—	36	36
Balance at December 31, 2016	15	26,983	26,168	(9,330)	239	44,075
Net loss	—	—	(3,864)	—	(18)	(3,882)
Other comprehensive income	—	—	—	1,319	(2)	1,317
Purchase of common stock	(1)	(2,063)	(2,428)	—	—	(4,492)
Exercise of common stock warrants	—	43	—	—	—	43
Issuance of GM Financial preferred stock	—	—	—	—	985	985
Stock based compensation	—	468	(34)	—	—	434
Cash dividends paid on common stock	—	—	(2,215)	—	—	(2,215)
Dividends declared or paid to noncontrolling interests	—	—	—	—	(18)	(18)
Other	—	(60)	—	—	13	(47)
Balance at December 31, 2017	$14	$25,371	$17,627	$(8,011)	$1,199	$36,200

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation
General Motors Company was incorporated as a Delaware corporation in 2009. We design, build and sell cars, trucks, crossovers and automobile parts worldwide. We also provide automotive financing services through GM Financial. We analyze the results of our continuing operations through the following segments: GMNA, GMI and GM Financial. Nonsegment operations and Maven, our ride- and car-sharing business, are classified as Corporate. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures including autonomous vehicle-related engineering costs and certain nonsegment specific revenues and expenses.

On July 31, 2017 we closed the sale of our Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business) to Peugeot, S.A. (PSA Group). On October 31, 2017 we closed the sale of our European financing subsidiaries and branches (the Fincos, and together with the Opel/Vauxhall Business, the European Business) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. The European Business is presented as discontinued operations in our consolidated financial statements for all periods presented. The assets and liabilities of the European Business are presented as held for sale in our consolidated financial statements as of December 31, 2016. Unless otherwise indicated, information in these notes to the consolidated financial statements relates to our continuing operations. Refer to Note 3 for additional details regarding the disposal of the European Business.

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

Note 2. Significant Accounting Policies
The accounting policies that follow are utilized by our automotive and automotive financing operations, unless otherwise indicated.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

Advertising and Promotion Expenditures Advertising and promotion expenditures, which are expensed as incurred in Automotive selling, general and administrative expense, were $4.3 billion, $4.6 billion and $4.4 billion in the years ended December 31, 2017, 2016 and 2015.

Research and Development Expenditures Research and development expenditures, which are expensed as incurred in Automotive cost of sales, were $7.3 billion, $6.6 billion and $6.0 billion in the years ended December 31, 2017, 2016 and 2015. We enter into cost sharing arrangements with third parties or nonconsolidated affiliates for product-related research, engineering, design and development activities. Cost sharing payments and fees related to these arrangements are presented in Automotive cost of sales.

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

Fair Value Measurements A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy: Level 1 – Quoted prices for identical instruments in active markets; Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose significant inputs are observable; and Level 3 – Instruments whose significant inputs are unobservable. Financial instruments are transferred in and/or out of Level 1, 2 or 3 at the beginning of the accounting period in which there is a change in the valuation inputs.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

Accounts and Notes Receivable Accounts and notes receivable primarily consists of amounts that are due and payable from our customers for the sale of vehicles, parts, and accessories. We evaluate the collectability of receivables each reporting period and record an allowance for doubtful accounts representing our estimate of probable losses. Additions to the allowance are charged to bad debt expense reported in Automotive selling, general and administrative expense and were insignificant in the years ended December 31, 2017, 2016 and 2015.

GM Financial Receivables Finance receivables are carried at amortized cost, net of allowance for loan losses. GM Financial uses a combination of forecasting models and management judgment to determine the collective allowance for loan losses. Factors that are considered when estimating the collective allowance include historical delinquency migration to loss, probability of default and loss given default. The loss confirmation period is a key assumption within the models and represents the average amount of time from when a loss event first occurs to when the receivable is charged off. GM Financial also considers an evaluation of overall portfolio credit quality based on various indicators.

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

Inventories Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less cost to sell, and considers general market and economic conditions, periodic reviews of current profitability of vehicles, product warranty costs and the effect of current and expected incentive offers at the balance sheet date. Net realizable value for off-lease and other vehicles is current auction sales proceeds less disposal and warranty costs. Productive material, supplies, work in process and service parts are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete.

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

Equipment on operating leases, net consists of vehicle leases to retail customers with lease terms of two to five years and vehicles leased to rental car companies with lease terms that average seven months. We are exposed to changes in the residual values of these assets. The residual values represent estimates of the values of the leased vehicles at the end of the lease contracts and are determined based on forecasted auction proceeds when there is a reliable basis to make such a determination. Realization of the residual values is dependent on the future ability to market the vehicles under prevailing market conditions. The adequacy of the estimate of the residual value is evaluated over the life of the lease and adjustments may be made to the extent the expected value of the vehicle at lease termination changes. Adjustments may be in the form of revisions to the depreciation rate or recognition of an impairment charge. Impairment is determined to exist if an impairment indicator exists and the expected future cash flows, which include estimated residual values, are lower than the carrying amount of a leased vehicle asset group. If the carrying amount

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

is considered impaired an impairment charge is recorded for the amount by which the carrying amount exceeds fair value of the leased vehicle asset group. Fair value is determined primarily using the anticipated cash flows, including estimated residual values.

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

Property, net Property, plant and equipment, including internal use software, is recorded at cost. Major improvements that extend the useful life or add functionality are capitalized. The gross amount of assets under capital leases is included in property, plant and equipment. Expenditures for repairs and maintenance are charged to expense as incurred. We depreciate depreciable property using the straight-line method. Leasehold improvements are amortized over the period of lease or the life of the asset, whichever is shorter. The amortization of the assets under capital leases is included in depreciation expense. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are eliminated and any resulting gain or loss is recorded in earnings. Impairment charges related to property are recorded in Automotive cost of sales, Automotive selling, general and administrative expense or GM Financial interest, operating and other expenses.

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

Goodwill Goodwill is not amortized but rather tested for impairment annually on October 1 or when events occur or circumstances change that would trigger such a review. A multi-step impairment test is used to identify potential goodwill impairment. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. Because the fair value of goodwill can be measured only as a residual amount and cannot be determined directly we calculate the implied goodwill for those reporting units failing Step 1 in the same manner that goodwill is recognized in a business combination pursuant to Accounting Standards Codification (ASC) 805.

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

Valuation of Long-Lived Assets The carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business is evaluated for impairment when events and circumstances warrant. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds fair value. Product-specific long-lived asset groups and non-product specific long-lived assets are separately tested for impairment on an asset group basis. Fair value is determined using either the market or sales comparison approach, cost approach or anticipated cash flows

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held for use until disposition.

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

The benefit obligation for pension plans in Canada, the U.K. and Germany represents 92% of the non-U.S. pension benefit obligation at December 31, 2017. The discount rates for plans in Canada, the U.K. and Germany are determined using a cash flow matching approach similar to the U.S.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

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

Stock Incentive Plans Our stock incentive plans include RSUs, RSAs, PSUs and stock options. We measure and record compensation expense based on the fair value of our common stock on the date of grant for RSUs, RSAs and PSUs with performance conditions and the grant date fair value of stock options and PSUs with market conditions are determined utilizing a lattice model or the Black-Scholes formula. Compensation cost for awards that do not have an established accounting grant date is based on the fair value of our common stock at the end of each reporting period. We record compensation cost for RSUs, RSAs, PSUs and service-based stock options on a straight-line basis over the entire vesting period, or for retirement eligible employees over the requisite service period. We use the graded vesting method to record compensation cost for stock options with market conditions over the lesser of the vesting period or the time period an employee becomes eligible to retain the award at retirement. The liability for stock incentive plan awards settled in cash is remeasured to fair value at the end of each reporting period.

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

We record uncertain tax positions on the basis of a two-step process whereby we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and for those tax positions that meet the more likely than not criteria, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in Income tax expense (benefit).

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

Gains and losses arising from foreign currency transactions and the effects of remeasurements discussed in the preceding paragraph are recorded in Automotive cost of sales and GM Financial interest, operating and other expenses unless related to Automotive debt, which are recorded in Interest income and other non-operating income, net. Foreign currency transaction and remeasurement losses were $52 million, $229 million and $806 million in the years ended December 31, 2017, 2016 and 2015.

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

Automotive We utilize options, swaps and forward contracts to manage foreign currency, commodity price and interest rate risks. The change in fair value of option and forward contracts not designated as hedges is recorded in Interest income and other non-operating income, net. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.

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

We estimate the fair value of the PSA warrants using a Black-Scholes formula. The significant inputs to the model include the PSA stock price and the estimated dividend yield. The estimated dividend yield is adjusted based on the terms of the Agreement. Under the terms of the Agreement upon exercise of the warrants we are entitled to receive any dividends by PSA between the issuance date and the conversion date. Gains or losses as a result of the change in the fair value of the PSA warrants are recorded in Interest income and other non-operating income, net.

Automotive Financing - GM Financial GM Financial utilizes interest rate derivative instruments to manage interest rate risk and foreign currency derivative instruments to manage foreign currency risk. The change in fair value of the derivative instruments not designated as hedges is recorded in GM Financial interest, operating and other expenses. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.

Certain interest rate swap agreements have been designated as fair value hedges of fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. If the swap has been designated as a fair value hedge, the changes in the fair value of the hedged debt are recorded in GM Financial interest, operating and other expenses. The change in fair value of the related derivative (excluding accrued interest) is also recorded in GM Financial interest, operating and other expenses.

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

Accounting Standards Not Yet Adopted In May 2014 the Financial Accounting Standards Board (FASB) issued ASU 2014-09, which requires us to recognize revenue when a customer obtains control rather than when we have transferred substantially all risks and rewards of a good or service and requires expanded disclosures. ASU 2014-09, as amended, became effective for us on January 1, 2018. ASU 2014-09 affected the amount and timing of certain revenue related transactions primarily resulting from the earlier recognition of certain sales incentives and fixed fee technology arrangements. Upon adoption of ASU 2014-09 sales incentives are recorded at the time of sale rather than at the later of sale or announcement and fixed fee technology arrangements are recognized when access to intellectual property is granted instead of over the contract period. Certain transactions with daily rental car companies may also qualify to be accounted for as a sale as opposed to the current accounting as an operating lease. We

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

adopted the provisions of ASU 2014-09 on a modified retrospective basis through a cumulative adjustment to Equity. The adoption impact of ASU 2014-09 will be a reduction to Equity of approximately $1.0 billion effective January 1, 2018.

In January 2016 the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in Net income and which updates certain presentation and disclosure requirements. ASU 2016-01 became effective for us beginning January 1, 2018 and required a cumulative-effect adjustment for certain items upon adoption. The adoption of ASU 2016-01 was not material to our consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02, "Leases" (ASU 2016-02), which requires us as the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of lease assets and liabilities for those leases currently classified as operating leases. The accounting for leases where we are the lessor remains largely unchanged. ASU 2016-02 is effective for us beginning January 1, 2019 with early adoption permitted. We are continuing to assess the impact of ASU 2016-02 as we proceed with implementation activities to permit adoption on January 1, 2019. We expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under noncancelable operating leases are disclosed in Note 17.

In June 2016 the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), that requires entities to use a new impairment model based on expected losses. Under this new model an entity would recognize an impairment allowance equal to its current estimate of credit losses on financial assets measured at amortized cost. ASU 2016-13 is effective for us beginning January 1, 2020 with early adoption permitted. Credit losses under the new model will consider relevant information about past events, current conditions and reasonable and supportable forecasts, resulting in recognition of lifetime expected credit losses by GM Financial upon loan origination as compared to our current accounting that recognizes credit losses as incurred. We are currently evaluating new processes to calculate credit losses in accordance with ASU 2016-13 that, once completed, will determine the impact on our consolidated financial statements which at the date of adoption will increase the allowance for credit losses with a resulting negative adjustment to Retained earnings.

In August 2016 the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Payments" (ASU 2016-15), clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows. The adoption of ASU 2016-15 on January 1, 2018 did not have a material impact on our consolidated financial statements.

In March 2017 the FASB issued ASU 2017-07, "Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07), which requires that the service cost component of net periodic pension and OPEB (income) expense be presented in the same income statement line item as other employee compensation costs, while the remaining components of net periodic pension and OPEB (income) expense are to be presented outside operating income. ASU 2017-07 became effective for us on a retrospective basis on January 1, 2018 and will result in a decrease to Operating income and an increase to Interest income and other non-operating income, net of $1.3 billion for the years ended December 31, 2017 and 2016.

In August 2017 the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities" (ASU 2017-12), which simplifies the application of hedge accounting and more closely aligns hedge accounting with companies' risk management strategies thereby making more hedging strategies eligible for hedge accounting. ASU 2017-12 permits hedge accounting for specific risks in hedging relationships involving nonfinancial risk and interest rate risk. The simplifications to the application of hedge accounting may result in the future expansion of our use of hedge accounting. ASU 2017-12 became effective for us on January 1, 2018. ASU 2017-12 expanded disclosure requirements and required a cumulative-effect adjustment for certain items upon adoption. The adoption of ASU 2017-12 was not material to our consolidated financial statements.

Note 3. Discontinued Operations
On March 5, 2017 we entered into the Agreement to sell our European Business to PSA Group. On July 31, 2017 we closed the sale of our Opel/Vauxhall Business to PSA Group and on October 31, 2017 we closed the sale of the Fincos to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The net consideration paid at closing for the European Business was $2.5 billion, consisting of (1) $2.2 billion in cash; and (2) $808 million in warrants in PSA Group; partially offset by (3) the $455 million de-risking premium payment made to PSA Group for assuming certain underfunded pension liabilities. The warrants are not exercisable for five years and do not include any governance or voting rights with respect to PSA Group. In addition, we agreed to sell the shares of PSA Group received upon exercise of the warrants within 35 days after exercise. The purchase price is subject to certain working capital adjustments as provided in the Agreement.

The total charge from the sale of the European Business was $6.2 billion, net of tax, of which $3.9 billion is recorded in Income (loss) from discontinued operations, net of tax, and $2.3 billion is recorded in Income tax expense. The charge relates to: (1) $4.3 billion of deferred tax assets that will no longer be realizable or that transferred to PSA Group; (2) $1.5 billion related to previously deferred pension losses and payment of the de-risking premium to PSA Group for its assumption of certain underfunded pension liabilities; (3) a pre-tax disposal loss of $525 million as a result of the sale of the Fincos, which includes the recognition of $197 million of foreign currency translation losses; (4) a pre-tax charge of $421 million for the cancellation of production programs resulting from the convergence of vehicle platforms between the European Business and PSA Group; and (5) other insignificant costs to support the separation of operations to be provided for a period of time following closing; partially offset by proceeds.

Refer to Note 17 to our consolidated financial statements for further details related to the working capital adjustments and indemnity provided by the Seller to PSA Group.

We retained net underfunded pension liabilities of $6.8 billion owed primarily to current pensioners and former employees of the European Business with vested pension rights. PSA Group assumed, pursuant to the Agreement, approximately $3.1 billion of net underfunded pension liabilities primarily with respect to active employees of the Opel/Vauxhall Business, and during the year ended December 31, 2017 the Seller made payments to PSA Group, or one or more pension funding vehicles, of $3.4 billion in respect of these assumed liabilities, which includes pension funding payments for active employees and the de-risking premium payment of $455 million discussed above. At closing we drew upon our three-year unsecured revolving credit facility to fund these payments. We issued debt securities, as described in Note 14, thereafter to repay the amount drawn on our credit facility. As part of the retained pension liabilities described above, we retained the U.K. defined benefit pension plans in existence at signing related to the Opel/Vauxhall Business, including responsibility for service cost accruals through the closing date. Those plans with active participants closed to future accrual as of July 30, 2017. Any future service cost accruals on and from the closing date will be the responsibility of PSA Group.

We have agreed to purchase from and supply to PSA Group certain vehicles for a period of time following closing. During the year ended December 31, 2017 Total net sales and revenue of $853 million and purchases and expenses of $218 million related to transactions with the Opel/Vauxhall Business that would have been eliminated in consolidation prior to the sale of the Opel/Vauxhall Business were included in continuing operations. During the year ended December 31, 2017 cash payments were $242 million and cash receipts of $1.2 billion were recorded in Net cash provided by operating cash flows - continuing operations related to transactions with the Opel/Vauxhall Business.

The following table summarizes the results of the European Business operations:

	Years Ended December 31,
	2017	2016	2015
Automotive net sales and revenue	$11,257	$19,704	$19,075
GM Financial net sales and revenue	466	552	573
Total net sales and revenue	11,723	20,256	19,648
Automotive cost of sales	11,049	18,894	18,343
GM Financial interest, operating and other expenses	342	423	429
Automotive selling, general, and administrative expense	813	1,356	1,517
Other income and (expense) items	(72)	93	(12)
Loss from discontinued operations before taxes	553	324	653
Loss on sale of discontinued operations before taxes(a)(b)	2,176	—	—
Total loss from discontinued operations before taxes	2,729	324	653
Income tax expense (benefit)(b)(c)	1,483	(323)	(678)
Income (loss) from discontinued operations, net of tax	$(4,212)	$(1)	$25
__________

(a)	Includes contract cancellation charges associated with the disposal for the year ended December 31, 2017.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(b)	Total loss on sale of discontinued operations, net of tax was $3.9 billion for the year ended December 31, 2017.

(c)	Includes $2.0 billion of deferred tax assets that transferred to PSA Group in the year ended December 31, 2017.

The following table summarizes the assets and liabilities of the European Business at December 31, 2016:

December 31, 2016
Current Assets
Cash and cash equivalents	$386
Accounts and notes receivable, net	938
GM Financial receivables, net	5,938
Inventories	2,748
Equipment on operating leases, net	786
Other current assets	382
Total current assets held for sale	11,178
Non-current Assets
GM Financial receivables, net	3,723
Property, net	3,217
Deferred income taxes	1,920
Other assets	515
Total non-current assets held for sale	9,375
Total Assets Held for Sale	$20,553

Current Liabilities
Accounts payable (principally trade)	$3,628
Short-term debt and current portion of long-term debt
Automotive	107
GM Financial	5,124
Accrued liabilities	3,299
Total current liabilities held for sale	12,158
Non-current Liabilities
Long-term debt
Automotive	85
GM Financial	4,189
Pensions	2,687
Other liabilities	665
Total non-current liabilities held for sale	7,626
Total Liabilities Held for Sale	$19,784

Note 4. Marketable Securities
The following table summarizes the fair value of cash equivalents and marketable securities which approximates cost:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	December 31, 2017	December 31, 2016
Cash and cash equivalents
Cash, cash equivalents and time deposits		$6,962	$5,692
Available-for-sale securities
U.S. government and agencies	2	750	1,158
Corporate debt	2	3,032	2,524
Money market funds	1	2,814	1,801
Sovereign debt	2	1,954	1,399
Total available-for-sale securities – cash equivalents		8,550	6,882
Total cash and cash equivalents		$15,512	$12,574
Marketable securities
U.S. government and agencies	2	$3,310	$5,886
Corporate debt	2	3,665	3,611
Mortgage and asset-backed	2	635	197
Sovereign debt	2	703	2,147
Total available-for-sale securities – marketable securities		$8,313	$11,841
Restricted cash
Cash, cash equivalents and time deposits		$219	$248
Available-for-sale securities, primarily money market funds	1	2,117	1,665
Total restricted cash		$2,336	$1,913

Available-for-sale securities included above with contractual maturities(a)
Due in one year or less		$8,539
Due between one and five years		4,875
Total available-for-sale securities with contractual maturities		$13,414
__________

(a)	Excludes mortgage and asset-backed securities.

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $5.6 billion, $8.5 billion and $7.9 billion in the years ended December 31, 2017, 2016 and 2015. Net unrealized gains and losses on available-for-sale securities and realized gains and losses on trading securities were insignificant in the years ended December 31, 2017, 2016 and 2015. Cumulative unrealized gains and losses on available-for-sale securities were insignificant at December 31, 2017 and 2016.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$15,512	$12,574
Restricted cash included in Other current assets	1,745	1,382
Restricted cash included in Other assets	591	531
Total	$17,848	$14,487

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 5. GM Financial Receivables

	December 31, 2017			December 31, 2016
	Retail	Commercial	Total	Retail	Commercial	Total
Finance receivables, collectively evaluated for impairment, net of fees	$30,486	$9,935	$40,421	$24,480	$7,506	$31,986
Finance receivables, individually evaluated for impairment, net of fees	2,228	22	2,250	1,920	27	1,947
GM Financial receivables	32,714	9,957	42,671	26,400	7,533	33,933
Less: allowance for loan losses	(889)	(53)	(942)	(765)	(40)	(805)
GM Financial receivables, net	$31,825	$9,904	$41,729	$25,635	$7,493	$33,128

Fair value of GM Financial receivables			$41,735			$33,181

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

	Years Ended December 31,
	2017	2016	2015
Allowance for loan losses at beginning of period	$805	$749	$668
Provision for loan losses	757	644	603
Charge-offs	(1,173)	(1,137)	(969)
Recoveries	552	542	469
Effect of foreign currency	1	7	(22)
Allowance for loan losses at end of period	$942	$805	$749

The allowance for loan losses on retail and commercial finance receivables included a collective allowance of $611 million, $525 million and $524 million and a specific allowance of $331 million, $280 million and $225 million at December 31, 2017, 2016 and 2015.

Retail Finance Receivables We use proprietary scoring systems in the underwriting process that measure the credit quality of retail finance receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO scores or their equivalent) and contract characteristics. We also consider other factors such as employment history, financial stability and capacity to pay. Subsequent to origination we review the credit quality of retail finance receivables based on customer payment activity. While we have historically focused on consumers with lower than prime credit scores, we have expanded our prime lending programs. At December 31, 2017 and 2016 33% and 41% of retail finance receivables were from consumers with sub-prime credit scores, which are defined as FICO scores or equivalent scores of less than 620 at the time of loan origination.

We purchase retail finance contracts from automobile dealers without recourse, and accordingly, the dealer has no liability to GM Financial if the consumer defaults on the contract. Finance receivables are collateralized by vehicle titles and GM Financial has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $778 million and $798 million at December 31, 2017 and 2016. The following table summarizes the contractual amount of delinquent retail finance receivables, which is not significantly different than the recorded investment of the retail finance receivables:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2017		December 31, 2016
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,334	4.1%	$1,220	4.6%
Greater-than-60 days delinquent	559	1.7%	532	2.0%
Total finance receivables more than 30 days delinquent	1,893	5.8%	1,752	6.6%
In repossession	27	—%	47	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,920	5.8%	$1,799	6.8%

Retail finance receivables classified as TDRs and individually evaluated for impairment were $2.2 billion and $1.9 billion and the allowance for loan losses included $328 million and $276 million of specific allowances on these receivables at December 31, 2017 and 2016.

Commercial Finance Receivables Our commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. Dealers in Group VI are subject to additional restrictions on funding, including suspension of lines of credit and liquidation of assets. The commercial finance receivables on non-accrual status were insignificant at December 31, 2017 and 2016. The following table summarizes the credit risk profile by dealer risk rating of the commercial finance receivables:

		December 31, 2017	December 31, 2016
Group I	– Dealers with superior financial metrics	$1,915	$1,372
Group II	– Dealers with strong financial metrics	3,465	2,526
Group III	– Dealers with fair financial metrics	3,239	2,598
Group IV	– Dealers with weak financial metrics	997	613
Group V	– Dealers warranting special mention due to elevated risks	260	334
Group VI	– Dealers with loans classified as substandard, doubtful or impaired	81	90
		$9,957	$7,533
Note 6. Inventories

	December 31, 2017	December 31, 2016
Total productive material, supplies and work in process	$4,203	$5,008
Finished product, including service parts	6,460	6,032
Total inventories	$10,663	$11,040

Note 7. Equipment on Operating Leases
Equipment on operating leases consists of leases to retail customers that are recorded as operating leases and vehicle sales to daily rental car companies with a guaranteed repurchase obligation.

	December 31, 2017	December 31, 2016
Equipment on operating leases	$53,947	$41,851
Less: accumulated depreciation	(9,959)	(6,399)
Equipment on operating leases, net(a)	$43,988	$35,452
__________

(a)	Includes $42.9 billion and $34.3 billion of GM Financial equipment on operating leases, net in the years ended December 31, 2017 and 2016.

Depreciation expense related to equipment on operating leases, net was $6.7 billion, $4.7 billion and $2.5 billion in the years ended December 31, 2017, 2016 and 2015.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes minimum rental payments due to GM Financial on leases to retail customers:

	2018	2019	2020	2021	2022
Minimum rental receipts under operating leases	$6,848	$4,530	$1,759	$189	$12

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

	Years Ended December 31,
	2017	2016	2015
Automotive China equity income	$1,976	$1,973	$2,057
Other joint ventures equity income	156	309	136
Total Equity income	$2,132	$2,282	$2,193

Investments in Nonconsolidated Affiliates

	December 31, 2017	December 31, 2016
Automotive China carrying amount	$7,832	$7,859
Other investments carrying amount	1,241	1,137
Total equity in net assets of nonconsolidated affiliates	$9,073	$8,996

The carrying amount of our investments in certain joint ventures exceeded our share of the underlying net assets by $4.3 billion at December 31, 2017 and 2016 due primarily to goodwill from the application of fresh-start reporting and the purchase of additional interests in nonconsolidated affiliates.

The following table summarizes our direct ownership interests in our China JVs:

	December 31, 2017	December 31, 2016
Automotive China JVs
SAIC General Motors Corp., Ltd. (SGM)	50%	50%
FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%	50%
SAIC General Motors Sales Co., Ltd.	49%	49%
SAIC GM Wuling Automobile Co., Ltd. (SGMW)	44%	44%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
SAIC GM (Shenyang) Norsom Motors Co., Ltd. (SGM Norsom)	25%	25%
SAIC GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
SAIC GM Dong Yue Powertrain Co., Ltd. (SGM DYPT)	25%	25%
Shanghai Chengxin Used Car Operation and Management Co., Ltd. (Shanghai Chengxin Used Car)	—%	33%
Other joint ventures
SAIC-GMAC	35%	35%

SGM is a joint venture we established with Shanghai Automotive Industry Corporation (SAIC) (50%). SGM has interests in three other joint ventures in China: SGM Norsom, SGM DY and SGM DYPT. These three joint ventures are jointly held by SGM (50%), SAIC (25%) and ourselves. These four joint ventures are engaged in the production, import and sale of a range of products under the Buick, Chevrolet and Cadillac brands. SGM also has interests in Shanghai OnStar (20%) and SAIC-GMAC (20%). Shanghai Automotive Group Finance Company Ltd., a subsidiary of SAIC, owns 45% of SAIC-GMAC.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Summarized Financial Data of Nonconsolidated Affiliates

	December 31, 2017			December 31, 2016
	Automotive China JVs	Others	Total	Automotive China JVs	Others	Total
Summarized Balance Sheet Data
Current assets	$17,370	$13,484	$30,854	$17,325	$8,383	$25,708
Non-current assets	14,188	3,409	17,597	12,712	5,991	18,703
Total assets	$31,558	$16,893	$48,451	$30,037	$14,374	$44,411

Current liabilities	$22,642	$12,255	$34,897	$21,428	$7,277	$28,705
Non-current liabilities	1,639	1,903	3,542	1,393	3,898	5,291
Total liabilities	$24,281	$14,158	$38,439	$22,821	$11,175	$33,996

Noncontrolling interests	$871	$1	$872	$856	$1	$857

	Years Ended December 31,
	2017	2016	2015
Summarized Operating Data
Automotive China JVs' net sales	$50,065	$47,150	$44,959
Others' net sales	2,542	2,412	3,571
Total net sales	$52,607	$49,562	$48,530

Automotive China JVs' net income	$3,984	$4,117	$4,290
Others' net income	648	378	435
Total net income	$4,632	$4,495	$4,725

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

	Years Ended December 31,
	2017	2016	2015
Automotive sales and revenue	$923	$889	$1,745
Automotive purchases, net	$674	$803	$7
Dividends received	$2,000	$2,120	$2,047
Operating cash flows	$2,321	$2,512	$3,853

	December 31, 2017	December 31, 2016
Accounts and notes receivable, net	$780	$807
Accounts payable	$534	$553
Undistributed earnings	$2,184	$2,172

Note 9. Property

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Estimated Useful Lives in Years	December 31, 2017	December 31, 2016
Land		$1,647	$1,587
Buildings and improvements	5-40	7,471	6,217
Machinery and equipment	3-27	23,915	21,613
Special tools	1-13	21,113	19,359
Construction in progress		6,188	4,493
Total property		60,334	53,269
Less: accumulated depreciation		(24,081)	(20,666)
Total property, net		$36,253	$32,603

The amount of capitalized software included in Property, net was $1.2 billion and $1.1 billion at December 31, 2017 and 2016. The amount of interest capitalized and excluded from Automotive interest expense related to Property, net was insignificant in the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
Depreciation and amortization expense	$4,966	$4,622	$3,904
Impairment charges	$199	$68	$628
Capitalized software amortization expense(a)	$459	$458	$374
__________

(a)	Included in depreciation and amortization expense.

Note 10. Acquisition of Business
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

Note 11. Goodwill and Intangible Assets
Goodwill of $1.9 billion consisted of $1.4 billion recorded in GM Financial and $490 million included in Corporate at December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$8,092	$7,735	$357	$8,399	$7,940	$459
Brands	4,302	1,044	3,258	4,311	921	3,390
Dealer network, customer relationships and other	1,310	933	377	1,356	912	444
Total intangible assets	$13,704	$9,712	$3,992	$14,066	$9,773	$4,293

Our amortization expense related to intangible assets was $278 million, $325 million, and $324 million in the years ended December 31, 2017, 2016 and 2015.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Amortization expense related to intangible assets is estimated to be approximately $175 million in each of the next five years.

Note 12. Variable Interest Entities
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

	December 31, 2017	December 31, 2016
Restricted cash – current	$1,740	$1,302
Restricted cash – non-current	$527	$478
GM Financial receivables, net of fees – current	$15,141	$12,437
GM Financial receivables, net of fees – non-current	$12,944	$11,917
GM Financial equipment on operating leases, net	$22,222	$19,341
GM Financial short-term debt and current portion of long-term debt	$18,972	$17,526
GM Financial long-term debt	$20,356	$16,659

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

Note 13. Accrued and Other Liabilities

	December 31, 2017	December 31, 2016
Accrued liabilities
Dealer and customer allowances, claims and discounts	$8,523	$8,847
Deposits primarily from rental car companies	2,113	2,023
Deferred revenue	3,400	2,695
Product warranty and related liabilities	2,994	3,236
Payrolls and employee benefits excluding postemployment benefits	2,594	2,915
Other	6,372	6,177
Total accrued liabilities	$25,996	$25,893
Other liabilities
Deferred revenue	$2,887	$2,285
Product warranty and related liabilities	5,338	5,833
Employee benefits excluding postemployment benefits	680	899
Postemployment benefits including facility idling reserves	574	757
Other	2,915	2,641
Total other liabilities	$12,394	$12,415

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2017	2016	2015
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$9,069	$8,550	$8,871
Warranties issued and assumed in period – recall campaigns	678	899	878
Warranties issued and assumed in period – product warranty	2,123	2,338	2,108
Payments	(3,129)	(3,375)	(3,670)
Adjustments to pre-existing warranties	(495)	636	578
Effect of foreign currency and other	86	21	(215)
Warranty balance at end of period	$8,332	$9,069	$8,550

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at December 31, 2017. Refer to Note 17 for reasonably possible losses on Takata matters.

Note 14. Automotive and GM Financial Debt

	December 31, 2017	December 31, 2016
Secured debt	$204	$108
Unsecured debt	12,579	9,742
Capital leases	719	710
Total automotive debt(a)	$13,502	$10,560

Fair value utilizing Level 1 inputs	$13,202	$9,515
Fair value utilizing Level 2 inputs	1,886	1,884
Fair value of automotive debt	$15,088	$11,399

Available under credit facility agreements	$14,067	$14,181
Interest rate range on outstanding debt(b)	0.0-21.8%	0.0-18.0%
Weighted-average interest rate on outstanding short-term debt(b)	4.7%	10.7%
Weighted-average interest rate on outstanding long-term debt(b)	5.2%	5.2%
__________

(a)	Includes net discount and debt issuance costs of $499 million and $491 million at December 31, 2017 and 2016.

(b)
Includes coupon rates on debt denominated in various foreign currencies and interest free loans and the impact of reclassification of $1.5 billion of senior unsecured notes from long-term to short-term in the year ended December 31, 2017.

The fair value of automotive debt measured utilizing Level 1 inputs was based on quoted prices in active markets for identical instruments that a market participant can access at the measurement date. The fair value of automotive debt measured utilizing Level 2 inputs was based on a discounted cash flow model using observable inputs. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread based on our senior unsecured notes that is intended to represent our nonperformance risk. We obtain the benchmark yield curves and yields on unsecured notes from independent sources that are widely used in the financial industry. At December 31, 2017 and December 31, 2016 the fair value of automotive debt exceeded its carrying amount due primarily to a decrease in bond yields compared to yields at the time of issuance.

In August 2017 we issued $3.0 billion in aggregate principal amount of senior unsecured notes with an initial weighted average interest rate of 4.5% and maturity dates ranging from 2020 to 2048. The indentures governing these notes contain terms and covenants customary of these types of securities including limitation on the amount of certain secured debt we may incur. The net proceeds from the issuance of these senior unsecured notes were used to repay the $3.0 billion drawn on our three-year unsecured revolving credit facility in the three months ended September 30, 2017 to fund the payments to PSA Group, or one or more pension funding vehicles, for the assumed net underfunded pension liabilities in connection with the sale of the Opel/Vauxhall Business as described in Note 3.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$39,887	$39,948	$35,087	$35,162
Unsecured debt	40,830	41,989	29,476	30,045
Total GM Financial debt	$80,717	$81,937	$64,563	$65,207

Fair value utilizing Level 2 inputs		$79,623		$62,951
Fair value utilizing Level 3 inputs		$2,314		$2,256

The fair value of GM Financial debt measured utilizing Level 2 inputs was based on quoted market prices for identical instruments and if unavailable, quoted market prices of similar instruments. For debt with original maturity or revolving period of 18 months or less par value is considered to be a reasonable estimate of fair value. The fair value of GM Financial debt measured utilizing Level 3 inputs was based on the discounted future net cash flows expected to be settled using current risk-adjusted rates.

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged Securitized Assets. Refer to Note 12 for additional information on GM Financial's involvement with VIEs. GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain secured credit facilities. The weighted-average interest rate on secured debt was 2.37% at December 31, 2017. The revolving credit facilities have maturity dates ranging from 2018 to 2023 and securitization notes payable have maturity dates ranging from 2019 to 2025. At the end of the revolving period, if not renewed, the debt of revolving credit facilities will amortize over a defined period. In the year ended December 31, 2017 we entered into new or renewed credit facilities with a total net additional borrowing capacity of $2.9 billion, which had substantially the same terms as existing debt and we issued $22.4 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.10% and maturity dates ranging from 2019 to 2025.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. Senior notes outstanding at December 31, 2017 are due beginning in 2018 through 2027 and have a weighted-average interest rate of 3.27%. In the year ended December 31, 2017 we issued $12.7 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 2.85% and maturity dates ranging from 2019 to 2027.

In January 2018 we issued $1.65 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.26% and maturity dates ranging from 2023 to 2028.

Each of the revolving credit facilities and the indentures governing GM Financial's notes contain terms and covenants including limitations on GM Financial's ability to incur certain liens.

The terms of advances on credit facilities and other unsecured debt have original maturities of up to four years. The weighted-average interest rate on credit facilities and other unsecured debt was 7.28% at December 31, 2017.

	Years Ended December 31,
	2017	2016	2015
Automotive interest expense	$575	$563	$423
Automotive Financing - GM Financial interest expense	2,566	1,972	1,460
Total interest expense	$3,141	$2,535	$1,883

The following table summarizes contractual maturities including capital leases at December 31, 2017:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Automotive	Automotive Financing(a)	Total
2018	$2,528	$24,502	$27,030
2019	154	18,489	18,643
2020	586	14,696	15,282
2021	59	7,802	7,861
2022	63	5,323	5,386
Thereafter	10,611	10,477	21,088
	$14,001	$81,289	$95,290
________

(a)	Secured debt, credit facilities and other unsecured debt are based on expected payoff date. Senior notes principal amounts are based on maturity.

At December 31, 2017 future interest payments on automotive capital lease obligations were $280 million. GM Financial had no capital lease obligations at December 31, 2017.

Compliance with Debt Covenants Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Some of GM Financial’s secured and unsecured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability or GM Financial's ability to obtain additional borrowings. No technical defaults or covenant violations existed at December 31, 2017.

Note 15. Derivative Financial Instruments
Automotive The following table presents the notional amounts based on asset or liability positions of derivative financial instruments in our automotive operations:

	Fair Value Level	December 31, 2017	December 31, 2016
Derivatives designated as hedges(a)
Assets
Cash flow hedges
Foreign currency	2	$—	$803
Commodity	2	—	106
Total assets		$—	$909
Derivatives not designated as hedges(a)
Assets
Foreign currency	2/3	$2,834	$4,483
Commodity	2	606	1,061
PSA Warrants(b)	2	48	—
Total assets		$3,488	$5,544
Liabilities
Foreign currency	2/3	$1,188	$470
Commodity	2	—	181
Total liabilities		$1,188	$651
__________

(a)
The fair value of these derivative instruments at December 31, 2017 and 2016 and the gains/losses included in our consolidated income statements and statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015 were insignificant.

(b)	The fair value of the PSA warrants was $764 million at December 31, 2017.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial The following table presents the notional amounts based on asset or liability positions of GM Financial's derivative financial instruments:

	Fair Value Level	December 31, 2017	December 31, 2016
Derivatives designated as hedges(a)
Assets
Fair value hedges – interest rate swaps	2	$1,250	$—
Cash flow hedges
Interest rate swaps	2/3	2,177	3,070
Foreign currency	2	1,574	—
Total cash flow hedges		3,751	3,070
Total assets		$5,001	$3,070
Liabilities
Fair value hedges – interest rate swaps(b)	2	$9,860	$7,700
Cash flow hedges
Interest rate swaps	2/3	—	500
Foreign currency	2	—	791
Total cash flow hedges		—	1,291
Total liabilities		$9,860	$8,991
Derivatives not designated as hedges(a)
Assets
Interest rate swaps(c)	2/3	$38,741	$7,959
Interest rate caps and floors	2	16,840	9,698
Foreign currency	2	1,201	—
Total assets		$56,782	$17,657
Liabilities
Interest rate swaps	2/3	$8,404	$6,170
Interest rate caps and floors	2	17,953	12,146
Total liabilities		$26,357	$18,316
__________

(a)
The fair value of these derivative instruments at December 31, 2017 and 2016 and the gains/losses included in our consolidated income statements and statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015 were insignificant.

(b)	The fair value of these derivative instruments was $290 million and $276 million at December 31, 2017 and 2016.

(c)	The fair value of these derivative instruments was $260 million and insignificant at December 31, 2017 and 2016.

Note 16. Pensions and Other Postretirement Benefits
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The funding policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable laws and regulations or to directly pay benefit payments where appropriate. In the year ended December 31, 2017 all legal funding requirements were met. In the year ended December 31, 2016 we made a discretionary contribution to our U.S. hourly pension plan of $2.0 billion. The following table summarizes contributions made to the defined benefit pension plans:

	Years Ended December 31,
	2017	2016	2015
U.S. hourly and salaried	$77	$2,054	$95
Non-U.S.	1,153	1,022	1,108
Total	$1,230	$3,076	$1,203

We expect to contribute approximately $70 million to our U.S. non-qualified plans and approximately $900 million to our non-U.S. pension plans in 2018.

Based on our current assumptions, over the next five years we expect no significant mandatory contributions to our U.S. qualified pension plans and mandatory contributions totaling $1.2 billion to our Canada and U.K. pension plans.

Other Postretirement Benefit Plans Certain hourly and salaried defined benefit plans provide postretirement medical, dental, legal service and life insurance to eligible U.S. and Canadian retirees and their eligible dependents. Certain other non-U.S. subsidiaries have postretirement benefit plans, although most non-U.S. employees are covered by government sponsored or administered programs. We made contributions to the U.S. OPEB plans of $323 million, $335 million and $340 million in the years ended December 31, 2017, 2016 and 2015. Plan participants' contributions were insignificant in the years ended December 31, 2017, 2016 and 2015.

Defined Contribution Plans We have defined contribution plans for eligible U.S. salaried and hourly employees that provide discretionary matching contributions. Contributions are also made to certain non-U.S. defined contribution plans. We made contributions to our defined contribution plans of $650 million, $589 million and $530 million in the years ended December 31, 2017, 2016 and 2015.

Significant Plan Amendments, Benefit Modifications and Related Events

Other Remeasurements The Society of Actuaries (SOA) issued new mortality improvement tables in the three months ended December 31, 2017. These did not result in any change in our current assumptions to measure our December 31, 2017 U.S. pension plan obligations. We incorporated the mortality improvement tables issued by the SOA in the three months ended December 31, 2016 that lowered life expectancies and thereby indicated the amount of estimated aggregate benefit payments to our U.S. pension plans' participants was decreasing. This change in assumption decreased the December 31, 2016 U.S. pension and OPEB plans' obligations by $888 million.

Pension and OPEB Obligations and Plan Assets

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Change in benefit obligations
Beginning benefit obligation	$68,827	$21,156	$6,180	$71,486	$21,008	$6,066
Service cost	203	180	19	220	255	18
Interest cost	2,145	473	202	2,212	527	201
Actuarial losses	2,885	561	311	416	1,328	230
Benefits paid	(5,067)	(1,369)	(426)	(5,507)	(1,458)	(400)
Foreign currency translation adjustments	—	1,953	78	—	(445)	45
Curtailments, settlements and other	(543)	(165)	10	—	(59)	20
Ending benefit obligation	68,450	22,789	6,374	68,827	21,156	6,180
Change in plan assets
Beginning fair value of plan assets	61,622	12,799	—	61,072	12,794	—
Actual return on plan assets	6,549	1,025	—	4,004	750	—
Employer contributions	77	1,153	406	2,054	1,022	378
Benefits paid	(5,067)	(1,369)	(426)	(5,507)	(1,458)	(400)
Foreign currency translation adjustments	—	1,007	—	—	(229)	—
Settlements and other	(542)	(120)	20	(1)	(80)	22
Ending fair value of plan assets	62,639	14,495	—	61,622	12,799	—
Ending funded status	$(5,811)	$(8,294)	$(6,374)	$(7,205)	$(8,357)	$(6,180)
Amounts recorded in the consolidated balance sheets
Non-current assets	$—	$67	$—	$—	$91	$—
Current liabilities	(71)	(355)	(376)	(73)	(316)	(377)
Non-current liabilities	(5,740)	(8,006)	(5,998)	(7,132)	(8,132)	(5,803)
Net amount recorded	$(5,811)	$(8,294)	$(6,374)	$(7,205)	$(8,357)	$(6,180)
Amounts recorded in Accumulated other comprehensive loss
Net actuarial gain (loss)	$114	$(4,163)	$(1,186)	$55	$(3,852)	$(901)
Net prior service (cost) credit	23	(26)	55	27	(30)	54
Total recorded in Accumulated other comprehensive loss	$137	$(4,189)	$(1,131)	$82	$(3,882)	$(847)

The following table summarizes the total accumulated benefit obligations (ABO), the ABO and fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the PBO and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets:

	December 31, 2017		December 31, 2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
ABO	$68,437	$22,650	$68,813	$20,836
Plans with ABO in excess of plan assets
ABO	$68,437	$21,679	$68,813	$20,172
Fair value of plan assets	$62,639	$13,408	$61,622	$12,046
Plans with PBO in excess of plan assets
PBO	$68,450	$21,822	$68,827	$20,458
Fair value of plan assets	$62,639	$13,411	$61,622	$12,009

The following table summarizes the components of net periodic pension and OPEB expense along with the assumptions used to determine benefit obligations:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.		U.S.	Non-U.S.
Components of expense
Service cost	$315	$199	$19	$381	$273	$18	$406	$306	$24
Interest cost	2,145	473	202	2,212	527	201	2,754	689	238
Expected return on plan assets	(3,677)	(750)	—	(3,778)	(733)	—	(3,896)	(794)	—
Amortization of net actuarial (gains) losses	(6)	157	23	(25)	137	19	8	188	37
Curtailments, settlements and other(a)	(37)	8	(5)	(4)	16	(13)	(4)	141	(14)
Net periodic pension and OPEB (income) expense	$(1,260)	$87	$239	$(1,214)	$220	$225	$(732)	$530	$285
Weighted-average assumptions used to determine benefit obligations(b)
Discount rate	3.53%	2.66%	3.52%	3.92%	2.88%	3.93%	4.06%	3.36%	4.13%
Weighted-average assumptions used to determine net expense(b)
Discount rate	3.35%	2.94%	3.39%	3.36%	3.14%	3.49%	3.73%	3.30%	3.83%
Expected rate of return on plan assets	6.23%	5.82%	N/A	6.33%	6.07%	N/A	6.38%	6.32%	N/A
_________

(a)	The curtailment charges recorded in the year ended December 31, 2015 were due primarily to the GM Canada hourly pension plan that was remeasured as a result of a voluntary separation program.

(b)	The rate of compensation increase does not have a significant effect on our U.S. pension and OPEB plans.

U.S. pension plan service cost includes administrative expenses and Pension Benefit Guarantee Corporation premiums which were insignificant in the years ended December 31, 2017, 2016 and 2015. Weighted-average assumptions used to determine net expense are determined at the beginning of the period and updated for remeasurements. Non-U.S. pension plan administrative expenses included in service cost were insignificant in the years ended December 31, 2017, 2016 and 2015.

Estimated amounts to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in the year ending December 31, 2018 based on December 31, 2017 plan measurements are $166 million, consisting primarily of amortization of the net actuarial loss in the non-U.S. pension plans.

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

We continue to pursue various options to fund and de-risk our pension plans, including continued changes to the pension asset portfolio mix to reduce funded status volatility. The strategic asset mix and risk mitigation strategies for the plans are tailored specifically for each plan. Individual plans have distinct liabilities, liquidity needs and regulatory requirements. Consequently there are different investment policies set by individual plan fiduciaries. Although investment policies and risk mitigation strategies may differ among plans, each investment strategy is considered to be appropriate in the context of the specific factors affecting each plan.

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

Derivatives may be used to provide cost effective solutions for rebalancing investment portfolios, increasing or decreasing exposure to various asset classes and for mitigating risks, primarily interest rate, equity and currency risks. Equity and fixed income managers are permitted to utilize derivatives as efficient substitutes for traditional securities. Interest rate derivatives may be used to adjust portfolio duration to align with a plan's targeted investment policy and equity derivatives may be used to protect equity positions from downside market losses. Alternative investment managers are permitted to employ leverage, including through the use of derivatives, which may alter economic exposure.

In December 2017 an investment policy study was completed for the U.S. pension plans. As a result of changes to our capital market assumptions, the weighted-average long-term rate of return on assets increased from 6.2% at December 31, 2016 to 6.6% at December 31, 2017. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

Target Allocation Percentages The following table summarizes the target allocations by asset category for U.S. and non-U.S. defined benefit pension plans:

	December 31, 2017		December 31, 2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity	15%	18%	15%	21%
Debt	61%	56%	61%	51%
Other(a)	24%	26%	24%	28%
Total	100%	100%	100%	100%
__________

(a)	Primarily includes private equity, real estate and absolute return strategies which mainly consist of hedge funds.

Assets and Fair Value Measurements The following tables summarize the fair value of U.S. and non-U.S. defined benefit pension plan assets by asset class:

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Pension Plan Assets
Common and preferred stocks	$8,892	$17	$2	$8,911	$8,288	$35	$3	$8,326
Government and agency debt securities(a)	—	12,116	—	12,116	—	11,374	—	11,374
Corporate and other debt securities	—	26,122	—	26,122	—	25,452	—	25,452
Other investments, net	552	119	395	1,066	486	288	403	1,177
Net plan assets subject to leveling	$9,444	$38,374	$397	48,215	$8,774	$37,149	$406	46,329
Plan assets measured at net asset value
Investment funds				6,632				6,509
Private equity and debt investments				3,539				4,012
Real estate investments				3,351				3,634
Total plan assets measured at net asset value				13,522				14,155
Other plan assets, net(b)				902				1,138
Net plan assets				$62,639				$61,622

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Non-U.S. Pension Plan Assets
Common and preferred stocks	$578	$1	$6	$585	$978	$3	$—	$981
Government and agency debt securities(a)	—	3,853	—	3,853	—	3,221	—	3,221
Corporate and other debt securities	—	2,566	—	2,566	—	2,040	3	2,043
Other investments, net	23	149	438	610	37	153	429	619
Net plan assets subject to leveling	$601	$6,569	$444	7,614	$1,015	$5,417	$432	6,864
Plan assets measured at net asset value
Investment funds				5,346				4,428
Private equity and debt investments				570				546
Real estate investments				1,097				1,092
Total plan assets measured at net asset value				7,013				6,066
Other plan assets (liabilities), net(b)				(132)				(131)
Net plan assets				$14,495				$12,799
__________

(a)	Includes U.S. and sovereign government and agency issues.

(b)	Cash held by the plans, net of amounts receivable/payable for unsettled security transactions and payables for investment manager fees, custody fees and other expenses.

The activity attributable to U.S. and non-U.S. Level 3 defined benefit pension plan investments was insignificant in the years ended December 31, 2017 and 2016.

Investment Fund Strategies Investment funds include hedge funds, funds of hedge funds, equity funds and fixed income funds. Hedge funds and funds of hedge funds managers typically seek to achieve their objectives by allocating capital across a broad array of funds and/or investment managers. Equity funds invest in U.S. common and preferred stocks as well as similar equity securities issued by companies incorporated, listed or domiciled in developed and/or emerging market countries. Fixed income funds include investments in high quality funds and, to a lesser extent, high yield funds. High quality fixed income funds invest in government securities, investment-grade corporate bonds and mortgage and asset-backed securities. High yield fixed income funds invest in high yield fixed income securities issued by corporations which are rated below investment grade. Other investment funds also included in this category primarily represent multi-strategy funds that invest in broadly diversified portfolios of equity, fixed income and derivative instruments.

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

Benefit Payments Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our Cash and cash equivalents. The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service:

	Pension Benefits		Global OPEB Plans
	U.S. Plans	Non-U.S. Plans
2018	$5,288	$1,458	$379
2019	$5,053	$1,323	$374
2020	$4,895	$1,302	$368
2021	$4,758	$1,276	$365
2022	$4,639	$1,233	$362
2023 - 2027	$21,553	$5,759	$1,817

Note 17. Commitments and Contingencies

Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations in connection with which we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At December 31, 2017 and 2016, accruals were $930 million and $1.2 billion and were recorded in Accrued liabilities and Other liabilities. In many proceedings, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss. Accordingly an adverse outcome from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

Economic-Loss Claims We are aware of over 100 putative class actions pending against GM in various courts in the U.S. and Canada alleging that consumers who purchased or leased vehicles manufactured by GM or Motors Liquidation Company (formerly known as General Motors Corporation) had been economically harmed by one or more of the 2014 recalls and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). In general, these economic-loss cases seek recovery for purported compensatory damages, such as alleged benefit-of-the-bargain damages or damages related to alleged diminution in value of the vehicles, as well as punitive damages, injunctive relief and other relief. There is also a civil action brought by the Arizona Attorney General relating to the 2014 recalls that seeks civil penalties and injunctive relief for alleged violations of state laws.

Many of the pending economic-loss claims have been transferred to, and consolidated in, a single federal court, the Southern District. These plaintiffs have asserted economic-loss claims under federal and state laws, including claims relating to recalled vehicles manufactured by GM and claims asserting successor liability relating to certain recalled vehicles manufactured by Motors Liquidation Company. The Southern District has dismissed various of these claims, including claims under the Racketeer Influenced and Corrupt Organization Act, claims for recovery for alleged reduction in the value of their vehicles due to damage to GM’s reputation and brand as a result of the ignition switch matter, and claims of plaintiffs who purchased a vehicle before GM came into existence in July 2009. The Southern District also dismissed certain state law claims at issue.

In August 2017 the Southern District granted our motion to dismiss the successor liability claims of plaintiffs in seven of the sixteen states at issue on the motion and called for additional briefing to decide whether Plaintiffs' claims can proceed in the other

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

nine states. In December 2017 the Southern District granted GM's motion and dismissed successor liability claims of plaintiffs in an additional state, but found that there are genuine issues of material fact that prevent summary judgment for GM in eight other states. In January 2018, GM moved for reconsideration of certain portions of the Southern District's summary judgment ruling.

Personal Injury Claims We also are aware of several hundred actions pending in various courts in the U.S. and Canada alleging injury or death as a result of defects that may be the subject of the 2014 recalls (personal injury cases). In general, these cases seek recovery for purported compensatory damages, punitive damages and other relief. Since 2016, several bellwether trials of personal injury cases have taken place in the Southern District and in a Texas state court, which is administering a Texas state multi-district litigation. None of these trials resulted in a finding of liability against GM.

Appellate Litigation Regarding Successor Liability Ignition Switch Claims In 2015 the Bankruptcy Court issued a decision precluding claims against us based upon pre-sale accidents, claims based upon the acts or conduct by Motors Liquidation Company and claims asserting successor liability for obligations owed by Motors Liquidation Company (successor liability claims), except for claims asserting liabilities that had been expressly assumed by us in the Amended and Restated Master Sale and Purchase Agreement, and certain claims arising solely out of our own independent post-sale acts.

In 2016 the United States Court of Appeals for the Second Circuit (Second Circuit) held that the Bankruptcy Court's 2009 order approving the sale of substantially all of the assets of Motors Liquidation Company to GM free and clear of, among other things, successor liability claims could not be enforced to bar claims against GM asserted by either plaintiffs who purchased used vehicles after the sale or against purchasers who asserted claims relating to the ignition switch defect, including pre-sale personal injury claims and economic-loss claims. In 2017, the United States Supreme Court denied our petition for certiorari. Certain of these pre-sale claims were resolved through GM's Compensation Program. Plaintiffs asserting pre-sale claims related to the ignition switch defect that were not resolved by the Compensation Program must still establish their right to assert successor liability claims and demonstrate that their claims have merit.

Contingently Issuable Shares  Under the Amended and Restated Master Sale and Purchase Agreement between us and Motors Liquidation Company we may be obligated to issue Adjustment Shares of our common stock in the event that allowed general unsecured claims against the GUC Trust, as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum number of shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions). At December 31, 2017, the Bankruptcy Court estimated that allowed general unsecured claims were approximately $31.9 billion. In August 2017, a group of plaintiffs’ attorneys alleged that they had entered into an agreement to settle “late claims” against the GUC Trust (i.e., claims filed after the deadline established by the Bankruptcy Court). Although the Bankruptcy Court ruled in January 2018 that the alleged agreement was not binding or enforceable, litigation continues over whether late claims can be asserted against the GUC Trust. If such late claims are allowed by the Bankruptcy Court and if such late claims are allowed in certain aggregate amounts sought by plaintiffs, then GM may be required to issue Adjustment Shares to the GUC Trust. We are currently unable to estimate any reasonably possible loss or range of loss that may result from this matter.

Securities and Derivative Matters In a putative shareholder class action filed in the United States District Court for the Eastern District of Michigan (Eastern District) on behalf of purchasers of our common stock from November 17, 2010 to July 24, 2014, the lead plaintiff alleged that GM and several current and former officers and employees made material misstatements and omissions relating to problems with the ignition switch and other matters in SEC filings and other public statements. In 2016 the Eastern District entered a judgment approving a class-wide settlement of the class action for $300 million. One shareholder filed an appeal of the decision approving the settlement. The United States Court of Appeals for the Sixth Circuit affirmed the judgment approving the settlement in November 2017. The objector subsequently filed petitions for rehearing and for en banc review before the entire Sixth Circuit. Both of those petitions remain pending.

Three shareholder derivative actions against certain current and former GM directors and officers are pending in the Eastern District. In two of those actions, the Eastern District has stayed GM's deadline to respond pending the decision of the Delaware Supreme Court in an unrelated case concerning a potentially dispositive legal issue. The court is still considering a motion to dismiss in the other action. Two derivative actions filed in the Circuit Court of Wayne County, Michigan, which have been consolidated, are also stayed pending disposition of the federal derivative actions.

Government Matters In connection with the 2014 recalls, we have from time to time received subpoenas and other requests for information related to investigations by agencies or other representatives of U.S. federal, state and the Canadian governments. Various governmental actions were conclusively resolved in 2017, including an investigation by the SEC, the investigations into consumer protection claims by 49 state attorneys general and the litigation initiated by the Orange County District Attorney. GM

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

is cooperating with all reasonable pending requests for information. Any existing governmental matters or investigations could in the future result in the imposition of damages, fines, civil consent orders, civil and criminal penalties or other remedies.

Deferred Prosecution Agreement In September 2015, GM entered into the DPA with the U.S. Attorney's Office regarding its investigation of the events leading up to certain recalls regarding faulty ignition switches.

Under the DPA we consented to the filing of the Information in the Southern District charging GM with a scheme to conceal material facts from a government regulator, in violation of Title 18, United States Code, Section 1001, and wire fraud, in violation of Title 18, United States Code, Section 1343. We have pled not guilty to the charges alleged in the Information. Pursuant to the DPA we paid the United States $900 million as a financial penalty.

Pursuant to the DPA, the U.S. Attorney’s Office agreed to recommend to the Southern District that prosecution of GM on the Information be deferred for three years. The U.S. Attorney’s Office also agreed that if we are in compliance with all of our obligations under the DPA, the U.S. Attorney’s Office will, within 30 days after the expiration of the period of deferral (including any extensions thereto), seek dismissal with prejudice of the Information. The DPA further provides that, in the event the U.S. Attorney’s Office determines during the period of deferral of prosecution (or any extensions thereof) that we have violated any provision of the DPA, the U.S. Attorney’s Office may in its discretion either prosecute GM on the charges alleged in the Information or impose an extension of the period of deferral of prosecution of up to one additional year, but in no event will the total term of the deferral-of-prosecution period under the DPA exceed four years.

In the DPA, we also agreed to retain the Monitor for a period of three years to review and assess our policies, practices or procedures related to statements about motor vehicle safety, the provision of information to those responsible for recall decisions, recall processes and addressing known defects in certified pre-owned vehicles. The U.S. Attorney's Office has the authority to lengthen the Monitor's term up to one year if the U.S. Attorney's Office determines that GM has violated the DPA. Likewise, the U.S. Attorney's Office may shorten the Monitor's term if the U.S. Attorney's Office determines that a monitor is no longer necessary. GM is required to pay the compensation and expenses of the Monitor and of the persons hired under his authority. The Monitor commenced his term in November 2015.

The total amount accrued for the 2014 recalls at December 31, 2017 reflects amounts for a combination of settled but unpaid matters, and for the remaining unsettled investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls to the extent that such matters are probable and can be reasonably estimated. The amounts accrued for those unsettled investigations, claims, and/or lawsuits represent a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We believe it is probable that we will incur additional liabilities beyond what has already been accrued for at least a portion of the remaining matters, whether through settlement or judgment; however, we are currently unable to estimate an overall amount or range of loss because these matters involve significant uncertainties, including the legal theory or the nature of the investigations, claims and/or lawsuits, the complexity of the facts, the lack of documentation available with respect to particular cases or groups of cases, the results of any investigation or litigation and the timing of resolution of the investigation or litigations, including any appeals. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Korea Wage Litigation We are party to litigation with current and former hourly employees of GM Korea in the appellate court and Incheon District Court in Incheon, Korea. The group actions, which in the aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under Korean regulations. In 2012 the Seoul High Court (an intermediate level appellate court) affirmed a decision in one of these group actions involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court). In 2014 the Supreme Court remanded the case to the Seoul High Court for consideration consistent with earlier Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. In 2015, on reconsideration, the Seoul High Court held in GM Korea's favor, after which the plaintiffs appealed to the Supreme Court. In 2014 GM Korea and its labor union agreed to include bonuses and certain allowances in Ordinary Wages retroactive to March 1, 2014. Therefore our accrual related to these group actions was reclassified from a contingent liability to the Pensions liability. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $592 million at December 31, 2017.

GM Korea is also party to litigation with current and former salaried employees over allegations relating to ordinary wages regulation. In September 2017, the Seoul High Court issued a ruling concerning two salary cases and another salaried worker case.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Among other things, the Seoul High Court held that there was no agreement between GM Korea and its salaried workers regarding whether to include fixed bonuses in the calculation of ordinary wages. As a result, the workers are not barred from filing retroactive wage claims. GM Korea appealed this ruling to the Seoul Supreme Court. At December 31, 2017 we identified a reasonably possible loss for salary cases in excess of the amounts accrued of approximately $185 million. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available.

GM Brazil Indirect Tax Claim In March 2017, the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces GM Brazil’s gross receipts tax prospectively and, potentially, retrospectively. The retrospective right to recover is under judicial review. If the Supreme Court of Brazil grants retrospective recovery we estimate potential recoveries of up to $1.4 billion. However, given the remaining uncertainty regarding the ultimate judicial resolution of this matter, we are unable to assess the likelihood of any favorable outcome at this time. We have not recorded any amounts relating to the retrospective nature of this matter.

PSA Group Transaction Our wholly owned subsidiary (The Seller) has agreed to indemnify PSA Group for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Agreement and for certain other liabilities including emissions and product liabilities. The Company has entered into a guarantee for the benefit of PSA Group and pursuant to which the Company has agreed to guarantee the Seller's obligation to indemnify PSA Group. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments. We are currently unable to estimate any reasonably possible overall amounts or range of loss that may result from claims made under these indemnities, if any.

PSA Group has provided a number of working capital and other adjustments under the Agreement and other ancillary agreements, many of which are customary in these types of transactions. We currently believe that post-closing adjustments under the Agreement, if any, would not have a material impact on our results of operations.

Other Litigation-Related Liability and Tax Administrative Matters Various other legal actions, including class actions, governmental investigations, claims and proceedings are pending against us or our related companies or joint ventures, including matters arising out of alleged product defects; employment-related matters; product and workplace safety, vehicle emissions, including CO2 and nitrogen oxide, fuel economy, and related governmental regulations; product warranties; financial services; dealer, supplier and other contractual relationships; government regulations relating to payments to foreign companies; government regulations relating to competition issues; tax-related matters not subject to the provision of ASC 740, Income Taxes (indirect tax-related matters); product design, manufacture and performance; consumer protection laws; and environmental protection laws, including laws regulating air emissions, water discharges, waste management and environmental remediation.

There are several putative class actions pending against GM in federal courts in the U.S. and in the Provincial Courts in Canada alleging that various vehicles sold including model year 2011-2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal and state emission standards. GM also faces a series of additional lawsuits based primarily on allegations in the Duramax suit, including putative shareholder class actions claiming violations of federal securities law. The securities and shareholder demand lawsuits have been voluntarily stayed by the plaintiffs. At this stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security which may range from $250 million to $650 million at December 31, 2017. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2017. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $1.0 billion at December 31, 2017.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Takata Matters In May 2016 NHTSA issued an amended consent order requiring Takata to file DIRs for previously unrecalled front airbag inflators that contain phased-stabilized ammonium nitrate-based propellant without a moisture absorbing desiccant on a multi-year, risk-based schedule through 2019 impacting tens of millions of vehicles produced by numerous automotive manufacturers. NHTSA concluded that the likely root cause of the rupturing of the airbag inflators is a function of time, temperature cycling and environmental moisture.

Although we do not believe there is a safety defect at this time in any unrecalled GM vehicles within scope of the Takata DIRs, in cooperation with NHTSA we filed Preliminary DIRs on May 27, 2016, updated as of June 13, 2016, covering 2.5 million of certain of our GMT900 vehicles, which are full-size pick-up trucks and SUVs. On November 15, 2016 we filed a petition for inconsequentiality and request for deferral of determination regarding those GMT900 vehicles. On November 28, 2016 NHTSA granted GM's deferral request in connection with this petition. The deferral provided GM until August 31, 2017 to present evidence and analysis that our vehicles do not pose an unreasonable risk to motor vehicle safety.

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

We filed a third set of Preliminary DIRs for certain GMT900 vehicles on January 9, 2018. These January 2018 DIRs are consistent with GM's May 2016 DIRs and January 2017 DIRs. On the same day, we also filed a third petition for inconsequentiality with respect to the vehicles subject to our January 2018 DIRs.

We believe these vehicles are currently performing as designed and ongoing testing continues to support the belief that the vehicles' unique design and integration mitigates against inflator propellant, degradation and rupture risk. For example, the airbag inflators used in the vehicles are a variant engineered specifically for our vehicles, and include features such as greater venting, unique propellant wafer configurations, and machined steel end caps. The inflators are packaged in the instrument panel in such a way as to minimize exposure to moisture from the climate control system. Also, these vehicles have features that minimize the maximum temperature to which the inflator will be exposed, such as larger interior volumes and standard solar absorbing windshields and side glass.

Accordingly, no warranty provision has been made for any repair associated with our vehicles subject to the Preliminary DIRs and amended consent order. However, in the event we are ultimately obligated to repair the vehicles subject to current or future Takata DIRs under the amended consent order in the U.S., we estimate a reasonably possible impact to GM of approximately $1.0 billion.

GM is engaged in discussions with regulators outside the U.S. with respect to Takata inflators. There are differences in vehicle and inflator design between the relevant vehicles sold internationally and those sold in the U.S. We continue to gather and analyze evidence about these inflators and to share our findings with regulators. We were required to recall certain vehicles sold outside of the U.S. in the three months ended September 30, 2017 to replace Takata inflators in these vehicles. Additional recalls, if any, could be material to our results of operations and cash flows. We continue to monitor the international situation.

Through January 30, 2018 we are aware of one putative class action pending against GM in federal court in the U.S., one putative class action in Mexico and three putative class actions pending in various Provincial Courts in Canada arising out of allegations that airbag inflators manufactured by Takata are defective. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss. On August 16, 2017, the bankruptcy court hearing the Takata bankruptcy entered an order staying all Takata related litigation against automotive manufacturers, including GM, through February 2018.

Product Liability With respect to product liability claims (other than claims relating to the ignition switch recalls discussed above) involving our and General Motors Corporation products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. In addition we indemnify

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

dealers for certain product liability related claims including products sold by General Motors Corporation's dealers. At December 31, 2017 and 2016 liabilities of $595 million and $656 million were recorded in Accrued liabilities and Other liabilities for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. We also provide vehicle repurchase guarantees and payment guarantees on commercial loans outstanding with third parties such as dealers. These guarantees terminate in years ranging from 2018 to 2032 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered and our recorded accruals are insignificant. The maximum liability, calculated as future undiscounted payments, was $5.1 billion and $4.3 billion for these guarantees at December 31, 2017 and 2016, the majority of which relate to the indemnification agreements.

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

Credit Cards Credit card programs offer rebates that can be applied primarily against the purchase or lease of our vehicles. At December 31, 2017 and 2016 our redemption liability was insignificant, our deferred revenue was $283 million and $286 million, and qualified cardholders had rebates available, net of deferred program revenue, of $1.5 billion and $1.9 billion. Our redemption liability and deferred revenue are recorded in Accrued liabilities and Other liabilities.

Noncancelable Operating Leases The following table summarizes our minimum commitments under noncancelable operating leases having initial terms in excess of one year, primarily for property:

	2018	2019	2020	2021	2022	Thereafter
Minimum commitments(a)	$284	$268	$222	$189	$123	$372
Sublease income	(62)	(63)	(50)	(43)	(38)	(166)
Net minimum commitments	$222	$205	$172	$146	$85	$206
__________

(a)	Certain leases contain escalation clauses and renewal or purchase options.

Rental expense under operating leases was $284 million, $270 million and $317 million in the years ended December 31, 2017, 2016 and 2015.

Note 18. Income Taxes

	Years Ended December 31,
	2017	2016	2015
U.S. income	$8,399	$9,989	$6,994
Non-U.S. income (loss)	1,332	(263)	(816)
Income before income taxes and equity income	$9,731	$9,726	$6,178

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Years Ended December 31,
	2017	2016	2015
Current income tax expense (benefit)
U.S. federal	$18	$(126)	$5
U.S. state and local	83	65	5
Non-U.S.	552	572	817
Total current income tax expense	653	511	827
Deferred income tax expense (benefit)
U.S. federal	7,831	1,865	1,735
U.S. state and local	(187)	264	243
Non-U.S.	3,236	99	(4,024)
Total deferred income tax expense (benefit)	10,880	2,228	(2,046)
Total income tax expense (benefit)	$11,533	$2,739	$(1,219)

Provisions are made for estimated U.S. and non-U.S. income taxes which may be incurred on the reversal of our basis differences in investments in foreign subsidiaries and corporate joint ventures not deemed to be indefinitely reinvested. Taxes have not been provided on basis differences in investments primarily as a result of earnings in foreign subsidiaries which are deemed indefinitely reinvested of $2.8 billion and $2.4 billion at December 31, 2017 and 2016. Additional basis differences related to investments in nonconsolidated China JVs exist of $4.1 billion at December 31, 2017 and 2016 as a result of fresh-start reporting. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable. The non-U.S. deferred income tax benefit in the year ended December 31, 2015 relates primarily to the release of valuation allowances in Europe.

	Years Ended December 31,
	2017	2016	2015
Income tax expense at U.S. federal statutory income tax rate	$3,406	$3,404	$2,162
State and local tax expense	(76)	190	173
Non-U.S. income taxed at other than 35%	(145)	(61)	37
U.S. tax on Non-U.S. income	(941)	(894)	(151)
Change in valuation allowances	2,712	237	(3,554)
Change in tax laws	7,194	147	29
Research and manufacturing incentives	(313)	(266)	(367)
Settlements of prior year tax matters	(256)	(46)	—
Realization of basis differences in affiliates	—	(94)	—
Foreign currency remeasurement	23	(2)	209
Financial penalty under the DPA(a)	—	—	315
Other adjustments	(71)	124	(72)
Total income tax expense (benefit)	$11,533	$2,739	$(1,219)
_________

(a)	Refer to Note 17 for additional information on the DPA.

Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2017 and 2016 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured based on tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	December 31, 2017	December 31, 2016
Deferred tax assets
Postretirement benefits other than pensions	$1,948	$2,720
Pension and other employee benefit plans	3,285	5,141
Warranties, dealer and customer allowances, claims and discounts	5,675	8,074
Property, plant and equipment	—	397
U.S. capitalized research expenditures	4,413	6,127
U.S. operating loss and tax credit carryforwards(a)	8,578	8,987
Non-U.S. operating loss and tax credit carryforwards(b)	5,103	4,406
Miscellaneous	1,697	1,733
Total deferred tax assets before valuation allowances	30,699	37,585
Less: valuation allowances	(6,690)	(3,908)
Total deferred tax assets	24,009	33,677
Deferred tax liabilities
Property, plant and equipment	418	—
Intangible assets	735	1,027
Total deferred tax liabilities	1,153	1,027
Net deferred tax assets	$22,856	$32,650
_________

(a)	At December 31, 2017 U.S. operating loss and tax credit carryforwards of $8.6 billion expire by 2037 if not utilized.

(b)	At December 31, 2017 Non-U.S. operating loss and tax credit carryforwards of $925 million expire by 2037 if not utilized and the remaining balance of $4.2 billion may be carried forward indefinitely.

Valuation Allowances During the year ended December 31, 2017 there was a $2.3 billion increase in the valuation allowance related to deferred tax assets that will no longer be realizable as a result of the sale of the Opel/Vauxhall Business as described in Note 3. At December 31, 2017 valuation allowances against deferred tax assets of $6.7 billion were comprised of cumulative losses and tax credits, primarily in Germany, Spain and South Korea.

At December 31, 2016 valuation allowances against deferred tax assets of $3.9 billion were comprised of cumulative losses and tax credits, primarily in Spain, South Korea and certain U.S. states.

Uncertain Tax Positions The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$1,182	$1,337	$1,705
Additions to current year tax positions	160	49	53
Additions to prior years' tax positions	448	96	114
Reductions to prior years' tax positions	(195)	(192)	(349)
Reductions in tax positions due to lapse of statutory limitations	(44)	(103)	(119)
Settlements	(11)	(1)	(3)
Other	17	(4)	(64)
Ending balance	$1,557	$1,182	$1,337

At December 31, 2017 and 2016 there were $390 million and $682 million of unrecognized tax benefits that if recognized would favorably affect our effective tax rate in the future. In the years ended December 31, 2017, 2016 and 2015 income tax related interest and penalties were insignificant. At December 31, 2017 and 2016 we had liabilities of $152 million and $160 million for income tax related interest and penalties.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

At December 31, 2017 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

Other Matters Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2007 to 2017 with various significant tax jurisdictions. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. Given the global nature of our operations there is a risk that transfer pricing disputes may arise.

The Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. We recognized the tax effects of the Tax Act in the year ended December 31, 2017 and recorded $7.3 billion in tax expense which relates almost entirely to the remeasurement of deferred tax assets to the 21% tax rate. Upon completion of our 2017 U.S. income tax return in 2018 we may identify additional remeasurement adjustments to our recorded deferred tax assets. We will continue to assess our provision for income taxes as future guidance is issued but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

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

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$268	$383	$627
Additions, interest accretion and other	330	412	545
Payments	(315)	(490)	(360)
Revisions to estimates and effect of foreign currency	(56)	(37)	(429)
Balance at end of period	$227	$268	$383

In the year ended December 31, 2017 restructuring and other initiatives primarily include restructuring actions announced in the three months ended June 30, 2017 in GMI. These actions related primarily to the withdrawal of Chevrolet from the Indian and South African markets at the end of 2017 and the transition of our South Africa manufacturing operations to Isuzu Motors. We intend to continue manufacturing vehicles in India for sale to certain export markets. We recorded charges of $460 million in GMI primarily consisting of $297 million of asset impairments, sale incentives, inventory provisions and other charges, not reflected in the table above, and $163 million of dealer restructurings, employee separations and other contract cancellation costs, which are reflected in the table above. We completed these programs in GMI in 2017.

Other GMI restructuring programs reflected in the table above include separation and other programs in Australia, Korea and India and the withdrawal of the Chevrolet brand from Europe. Collectively, these programs had a total cost of $892 million since inception in 2013 through the completion of the programs in the year ended December 31, 2017.

In the year ended December 31, 2016 restructuring and other initiatives related primarily to charges of $240 million in the three months ended March 31, 2016 in GMNA related to the cash severance incentive program to qualified U.S. hourly employees under our 2015 labor agreement with the UAW and insignificant costs for separation and other programs in Australia, Korea and India and the withdrawal of Chevrolet brand from Europe.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the year ended December 31, 2015 restructuring and other initiatives related primarily to the reversal of the U.S. Supplemental Unemployment Benefit Plan accrual for temporary layoff benefits of $317 million resulting from a plan amendment in the 2015 UAW Agreement in GMNA and costs incurred of $324 million related to the separation and other programs in Australia, Korea, Thailand, Indonesia, India and the exit of Russia and the withdrawal of the Chevrolet brand from Europe.

Note 20. Stockholders’ Equity and Noncontrolling Interests

Preferred and Common Stock We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. At December 31, 2017 and 2016 we had 1.4 billion and 1.5 billion shares of common stock issued and outstanding.

Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our dividends declared per common share were $1.52, $1.52 and $1.38 and our total dividends paid on common stock were $2.2 billion, $2.3 billion and $2.2 billion for the years ended December 31, 2017, 2016 and 2015. Holders of common stock are entitled to one vote per share on all matters submitted to our stockholders for a vote. The liquidation rights of holders of our common stock are secondary to the payment or provision for payment of all our debts and liabilities and to holders of our preferred stock, if any such shares are then outstanding.
In the years ended December 31, 2017, 2016 and 2015 we purchased 120 million, 77 million and 102 million shares of our outstanding common stock for $4.5 billion, $2.5 billion and $3.5 billion as part of the common stock repurchase program announced in March 2015, which our Board of Directors increased and extended in January 2016 and January 2017.

Warrants At December 31, 2016 we had 42 million warrants outstanding that we issued in July 2009. The warrants are exercisable at any time prior to July 10, 2019 at an exercise price of $18.33 per share. We had 22 million warrants outstanding at December 31, 2017.

GM Financial Preferred Stock In September 2017 GM Financial issued $1.0 billion of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A, $0.01 par value, with a liquidation preference of $1,000 per share. The preferred stock is classified as noncontrolling interests in our consolidated financial statements. Dividends will be paid semi-annually when declared starting March 30, 2018 at a fixed rate of 5.75% or approximately $58 million annually for the first 10 years after issuance, after which, if the notes have not been redeemed, dividends will be paid based on a floating rate.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Years Ended December 31,
	2017	2016	2015
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,355)	$(2,034)	$(1,064)
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment, net of tax(a)(b)	560	(317)	(1,168)
Reclassification adjustment, net of tax(a)(c)	189	(4)	198
Other comprehensive income (loss), net of tax(a)	749	(321)	(970)
Balance at end of period	$(1,606)	$(2,355)	$(2,034)
Defined Benefit Plans
Balance at beginning of period	$(6,968)	$(5,999)	$(7,006)
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment(b)	(798)	(1,546)	813
Tax expense (benefit)	(98)	(459)	41
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment, net of tax(b)	(700)	(1,087)	772
Reclassification adjustment, net of tax(a)(d)	1,270	118	235
Other comprehensive income (loss), net of tax	570	(969)	1,007
Balance at end of period	$(6,398)	$(6,968)	$(5,999)
__________

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(a)	The income tax effect was insignificant in the years ended December 31, 2017, 2016 and 2015.

(b)	The noncontrolling interests are insignificant in the years ended December 31, 2017, 2016 and 2015.

(c)	The reclassification adjustment for the year ended December 31, 2015 is related to the exit of Russia and is included in Automotive cost of sales.

(d)
$1.2 billion is included in the loss on sale of the Opel/Vauxhall Business in the year ended December 31, 2017. An insignificant amount is included in the computation of periodic pension and OPEB (income) expense in the years ended December 31, 2017, 2016 and 2015.

Note 21. Earnings Per Share
Basic and diluted earnings (loss) per share are computed by dividing Net income (loss) attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted earnings (loss) per share is computed by giving effect to all potentially dilutive securities that are outstanding.

	Years Ended December 31,
	2017	2016	2015
Basic earnings per share
Income from continuing operations(a)	$348	$9,428	$9,662
Less: cumulative dividends on GM Financial preferred stock	(16)	—	—
Income from continuing operations attributable to common stockholders	332	9,428	9,662
Income (loss) from discontinued operations, net of tax	(4,212)	(1)	25
Net income (loss) attributable to common stockholders	$(3,880)	$9,427	$9,687

Weighted-average common shares outstanding	1,465	1,540	1,586

Basic earnings per common share – continuing operations	$0.23	$6.12	$6.09
Basic earnings (loss) per common share – discontinued operations	$(2.88)	$—	$0.02
Basic earnings (loss) per common share	$(2.65)	$6.12	$6.11
Diluted earnings per share
Income from continuing operations attributable to common stockholders – diluted(a)	$332	$9,428	$9,661
Income (loss) from discontinued operations, net of tax – diluted	$(4,212)	$(1)	$25
Net income (loss) attributable to common stockholders – diluted	$(3,880)	$9,427	$9,686

Weighted-average common shares outstanding – basic	1,465	1,540	1,586
Dilutive effect of warrants and awards under stock incentive plans	27	30	54
Weighted-average common shares outstanding – diluted	1,492	1,570	1,640

Diluted earnings per common share – continuing operations	$0.22	$6.00	$5.89
Diluted earnings (loss) per common share – discontinued operations	$(2.82)	$—	$0.02
Diluted earnings (loss) per common share	$(2.60)	$6.00	$5.91

Potentially dilutive securities(b)	—	—	72
__________

(a)	Net of Net (income) loss attributable to noncontrolling interests.

(b)	Potentially dilutive securities attributable to outstanding warrants and stock options were excluded from the computation of diluted EPS because the securities would have had an antidilutive effect.

Note 22. Stock Incentive Plans
We grant to certain employees RSUs, RSAs, PSUs and stock options (collectively, stock incentive awards) under our 2016 Equity Incentive Plan and 2017 Long-Term Incentive Plan (LTIP) and prior to the 2017 LTIP, under our 2014 and 2009 LTIPs. The 2017 LTIP was approved by stockholders in June 2017 and replaced the 2014 LTIP. Shares awarded under the plans are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plans such as retirement, death or disability.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

RSU awards granted either cliff vest or ratably vest generally over a three-year service period, as defined in the terms of each award. PSU awards vest at the end of a three-year performance period, based on performance criteria determined by the Executive Compensation Committee of the Board of Directors at the time of award. The number of shares earned may equal, exceed or be less than the targeted number of shares depending on whether the performance criteria are met, surpassed or not met. Stock options expire 10 years from the grant date. Our performance-based stock options vest ratably over 55 months based on the performance of our common stock relative to that of a specified peer group. Our service-based stock options vest ratably over 19 months to three years.

In connection with our acquisition described in Note 10, RSAs and PSUs were granted. The RSAs vest ratably, generally over a three-year service period. The PSUs are contingent upon achievement of specific technology and commercialization milestones.

Stock Incentive Awards

	Stock Incentive Awards(a)
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
Units outstanding at January 1, 2017	55.1	$19.77	2.5
Granted	16.7	$26.75
Settled	(16.3)	$24.65
Forfeited or expired	(2.6)	$26.67
Units outstanding at December 31, 2017	52.9	$21.75	2.0
__________

(a)	Includes the target amount of PSUs.

Our weighted-average assumptions used to value our stock options are a dividend yield of 4.43% and 4.60%, expected volatility of 25.0% and 26.1%, a risk-free interest rate of 1.97% and 2.00%, and an expected option life of 5.84 and 6.59 years for options issued during the years ended December 31, 2017 and 2015. There were no stock options issued during the year ended December 31, 2016.

Total compensation expense related to the above awards was $585 million, $627 million and $422 million in the years ended December 31, 2017, 2016 and 2015.

At December 31, 2017 the total unrecognized compensation expense for nonvested equity awards granted was $278 million. This expense is expected to be recorded over a weighted-average period of 1.7 years. The total fair value of stock incentive awards vested was $421 million, $325 million and $228 million in the years ended December 31, 2017, 2016 and 2015.

Note 23. Supplementary Quarterly Financial Information (Unaudited)

The following tables summarize supplementary quarterly financial information:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017
Total net sales and revenue	$37,266	$36,984	$33,623	$37,715
Automotive gross margin	$5,081	$4,786	$3,955	$4,758
Income (loss) from continuing operations	$2,686	$2,433	$114	$(4,903)
(Loss) from discontinued operations, net of tax	$(69)	$(770)	$(3,096)	$(277)
Net income (loss) attributable to stockholders	$2,608	$1,660	$(2,981)	$(5,151)
Basic earnings (loss) per common share – continuing operations	$1.78	$1.62	$0.08	$(3.46)
Basic (loss) per common share – discontinued operations	$(0.05)	$(0.51)	$(2.14)	$(0.19)
Diluted earnings (loss) per common share – continuing operations	$1.75	$1.60	$0.08	$(3.46)
Diluted (loss) per common share – discontinued operations	$(0.05)	$(0.51)	$(2.11)	$(0.19)

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the three months ended June 30, 2017, September 30, 2017 and December 31, 2017, we collectively recorded a total charge of $6.2 billion as a result of the sale of the European Business, of which $3.9 billion is recorded in Income (loss) from discontinued operations, net of tax, and $2.3 billion is related to Income tax expense. In the three months ended December 31, 2017, the Company recorded a $7.3 billion tax expense related to the U.S. tax reform legislation.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016
Total net sales and revenue	$33,016	$37,383	$38,889	$39,896
Automotive gross margin	$4,405	$5,305	$5,391	$4,605
Income from continuing operations	$1,923	$2,744	$2,707	$1,895
Income (loss) from discontinued operations, net of tax	$8	$106	$5	$(120)
Net income attributable to stockholders	$1,953	$2,866	$2,773	$1,835
Basic earnings per common share – continuing operations	$1.25	$1.78	$1.79	$1.29
Basic earnings (loss) per common share – discontinued operations	$0.01	$0.07	$—	$(0.08)
Diluted earnings per common share – continuing operations	$1.23	$1.74	$1.76	$1.27
Diluted earnings (loss) per common share – discontinued operations	$0.01	$0.07	$—	$(0.08)

Note 24. Segment Reporting
We report segment information consistent with the way the chief operating decision maker evaluates the operating results and performance of the Company. During the three months ended December 31, 2017, we changed our automotive segments as a result of changes in our organizational structure and the evolution of our business resulting from the sale of the Opel/Vauxhall Business and the various strategic actions taken in the GMIO region. As a result, our GMSA and GMIO operating segments are now reported as one, combined reportable international segment, GMI. Our GMNA and GM Financial segments were not impacted. All periods presented have been recast to reflect the changes.

We analyze the results of our business through the following segments: GMNA, GMI and GM Financial. As discussed in Note 3, the European Business is presented as discontinued operations and is excluded from our segment results for all periods presented. The European Business was previously reported as our GME segment and part of GM Financial. The chief operating decision maker evaluates the operating results and performance of our automotive segments through earnings before interest and income taxes-adjusted, which is presented net of noncontrolling interests. The chief operating decision maker evaluates GM Financial through earnings before income taxes-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategic initiatives. Our automotive manufacturing operations are integrated within the segments, benefit from broad-based trade agreements and are subject to regulatory requirements. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles attract customers to dealer showrooms and help maintain sales volumes for other, more profitable vehicles and contribute towards meeting required fuel efficiency standards. As a result of these and other factors, we do not manage our business on an individual brand or vehicle basis.

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

GMNA meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. GMI primarily meets the demands of customers outside North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet, GMC, and Holden brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily China, with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet, Jiefang and Wuling brands.

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

The following tables summarize key financial information by segment:

	At and For the Year Ended December 31, 2017
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$111,345	$21,920	$342		$133,607	$12,151	$(170)	$145,588
Earnings (loss) before interest and taxes-adjusted	$11,889	$1,300	$(1,534)		$11,655	$1,196	$(7)	$12,844
Adjustments(a)	$—	$(540)	$(114)		$(654)	$—	$—	(654)
Automotive interest income								266
Automotive interest expense								(575)
Net (loss) attributable to noncontrolling interests								(18)
Income before income taxes								11,863
Income tax expense								(11,533)
Income from continuing operations								330
Loss from discontinued operations, net of tax								(4,212)
Net loss attributable to noncontrolling interests								18
Net loss attributable to stockholders								$(3,864)
Equity in net assets of nonconsolidated affiliates	$68	$7,818	$—	$—	$7,886	$1,187	$—	$9,073
Total assets	$99,846	$27,712	$31,267	$(42,750)	$116,075	$97,251	$(844)	$212,482
Expenditures for property	$7,704	$607	$48	$—	$8,359	$94	$—	$8,453
Depreciation and amortization	$4,654	$708	$33	$(1)	$5,394	$6,573	$—	$11,967
Impairment charges	$78	$211	$5	$—	$294	$—	$—	$294
Equity income	$8	$1,951	$—	$—	$1,959	$173	$—	$2,132
__________

(a)
Consists of charges of $460 million related to restructuring actions in India and South Africa in GMI; charges of $80 million associated with the deconsolidation of Venezuela in GMI and charges of $114 million for legal related matters related to the ignition switch recall in Corporate.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Year Ended December 31, 2016
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$119,113	$20,943	$149		$140,205	$8,983	$(4)	$149,184
Earnings (loss) before interest and taxes-adjusted	$12,388	$767	$(1,073)		$12,082	$763	$3	$12,848
Adjustments(a)	$—	$—	$(300)		$(300)	$—	$—	(300)
Automotive interest income								182
Automotive interest expense								(563)
Net (loss) attributable to noncontrolling interests								(159)
Income before income taxes								12,008
Income tax expense								(2,739)
Income from continuing operations								9,269
Loss from discontinued operations, net of tax								(1)
Net loss attributable to noncontrolling interests								159
Net income attributable to stockholders								$9,427
Equity in net assets of nonconsolidated affiliates	$74	$7,978	$—	$—	$8,052	$944	$—	$8,996
Total assets(b)	$103,879	$27,273	$39,042	$(35,139)	$135,055	$87,947	$(1,312)	$221,690
Expenditures for property	$7,338	$943	$12	$(2)	$8,291	$93	$—	$8,384
Depreciation and amortization	$4,292	$702	$19	$(5)	$5,008	$4,678	$—	$9,686
Impairment charges	$65	$68	$—	$—	$133	$—	$—	$133
Equity income	$159	$1,971	$—	$—	$2,130	$152	$—	$2,282
__________

(a)	Consists of a net charge of $300 million for legal related matters related to the ignition switch recall.

(b)	Assets in Corporate and GM Financial include assets classified as held for sale.

	At and For the Year Ended December 31, 2015
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$106,744	$22,970	$150		$129,864	$5,867	$(6)	$135,725
Earnings (loss) before interest and taxes-adjusted	$11,354	$665	$(1,248)		$10,771	$679	$(1)	$11,449
Adjustments(a)	$47	$(1,461)	$(1,785)		$(3,199)	$—	$—	(3,199)
Automotive interest income								167
Automotive interest expense								(423)
Gain on extinguishment of debt								449
Net (loss) attributable to noncontrolling interests								(72)
Income before income taxes								8,371
Income tax benefit								1,219
Income from continuing operations								9,590
Income from discontinued operations, net of tax								25
Net loss attributable to noncontrolling interests								72
Net income attributable to stockholders								$9,687
Equity in net assets of nonconsolidated affiliates	$94	$8,115	$—	$—	$8,209	$986	$—	$9,195
Total assets(b)	$92,651	$27,351	$31,335	$(21,916)	$129,421	$66,081	$(1,164)	$194,338
Expenditures for property	$5,697	$982	$66	$(5)	$6,740	$73	$—	$6,813
Depreciation and amortization	$3,755	$707	$16	$(3)	$4,475	$2,278	$—	$6,753
Impairment charges	$370	$364	$—	$—	$734	$—	$—	$734
Equity income	$20	$2,057	$—	$—	$2,077	$116	$—	$2,193
__________

(a)
Consists primarily of costs related to the Russia exit of $438 million in GMI, which is net of noncontrolling interests; asset impairment charges of $297 million related to our Thailand subsidiaries in GMI; Venezuela currency devaluation and asset impairment charges of $720 million in GMI; charges related to the ignition switch recall including the Compensation Program of $195 million and various settlements and legal related matters of approximately $1.6 billion in Corporate; and other of $41 million.

(b)	Assets in Corporate and GM Financial include assets classified as held for sale.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Automotive revenue is attributed to geographic areas based on the country of sale. GM Financial revenue is attributed to the geographic area where the financing is originated. The following table summarizes information concerning principal geographic areas:

	At and For the Years Ended December 31,
	2017		2016		2015
	Net Sales and Revenue	Long-Lived Assets	Net Sales and Revenue	Long-Lived Assets	Net Sales and Revenue	Long-Lived Assets
Automotive
U.S.	$100,674	$24,473	$110,661	$22,241	$100,082	$21,091
Non-U.S.	32,775	12,715	29,544	11,258	29,782	9,649
GM Financial
U.S.	10,489	40,674	7,462	32,506	4,357	18,501
Non-U.S.	1,650	2,467	1,517	2,050	1,504	1,749
Total consolidated	$145,588	$80,329	$149,184	$68,055	$135,725	$50,990

No individual country other than the U.S. represented more than 10% of our total Net sales and revenue or Long-lived assets.

Note 25. Supplemental Information for the Consolidated Statements of Cash Flows
The following table summarizes the sources (uses) of cash provided by Change in other operating assets and liabilities and Cash paid for income taxes and interest:

	Years Ended December 31,
	2017	2016	2015
Accounts receivable	$1,402	$(1,249)	$(16)
Wholesale receivables funded by GM Financial, net	(2,099)	(2,184)	(820)
Inventories	440	(75)	(1,209)
Automotive equipment on operating leases	(263)	785	520
Change in other assets	108	(939)	(572)
Accounts payable	(362)	3,195	1,658
Income taxes payable	(3)	(162)	88
Accrued and other liabilities	(2,238)	1,209	(857)
Total	$(3,015)	$580	$(1,208)
Cash paid for income taxes and interest
Cash paid for income taxes	$656	$676	$740
Cash paid for interest (net of amounts capitalized) – Automotive	$501	$460	$333
Cash paid for interest (net of amounts capitalized) – GM Financial	2,571	1,761	1,204
Total cash paid for interest (net of amounts capitalized)	$3,072	$2,221	$1,537

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2017. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2017, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2017. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2017.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ MARY T. BARRA	/s/ CHARLES K. STEVENS III
Mary T. Barra Chairman and Chief Executive Officer	Charles K. Stevens III Executive Vice President and Chief Financial Officer
February 6, 2018	February 6, 2018

*  *  *  *  *  *  *

Item 9B. Other Information
None
*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART III

Items 10, 11, 12, 13 and 14

Information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2017 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except disclosure of our executive officers, which is included in Item 1 of this report.

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
1.1
Underwriting Agreement, dated August 2, 2017, by and among General Motors Company, as issuer, and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC, as representatives of the several underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K of General Motors Company filed August 8, 2017
Incorporated by Reference
2.1
Master Agreement, dated as of March 5, 2017, between General Motors Holdings, LLC and Peugeot S.A., incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of General Motors Company filed April 28, 2017**
Incorporated by Reference
3.1
Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference
3.2
Amended and Restated Bylaws of General Motors Company, dated as of December 13, 2017, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed December 19, 2017
Incorporated by Reference
3.3
Certificate of Elimination of Series A Fixed Rate Cumulative Perpetual Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed September 1, 2017

Incorporated by Reference
3.4
Certificate of Elimination of 4.75% Series B Mandatory Convertible Junior Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed September 1, 2017

Incorporated by Reference
4.1
Indenture dated as of September 27, 2013, between General Motors Company and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of General Motors Company filed April 30, 2014
Incorporated by Reference
4.2
First Supplemental Indenture dated as of September 27, 2013 to the Indenture dated as of September 27, 2013 between General Motors Company and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of General Motors Company filed May 22, 2014

Incorporated by Reference
4.3
Second Supplemental Indenture dated as of November 12, 2014 to the Indenture dated as of September 27, 2013 between General Motors Company and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K of General Motors Company filed November 12, 2014
Incorporated by Reference
4.4
Third Supplemental Indenture, dated as of February 23, 2016, to the Indenture, dated as of September 27, 2013, between General Motors Company, as issuer, and The Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Company filed February 23, 2016

Incorporated by Reference
4.5
Fourth Supplemental Indenture, dated as of August 7, 2017, to the Indenture, dated as of September 27, 2013, between General Motors Company, as issuer, and The Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Company filed August 8, 2017

Incorporated by Reference
4.6
Calculation Agency Agreement, dated as of August 7, 2017 between General Motors Company and the Bank of New York Mellon, as calculation agent, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of General Motors Company filed August 8, 2017

Incorporated by Reference
10.1
Stockholders Agreement, dated as of October 15, 2009 between General Motors Company, the United States Department of the Treasury, Canada GEN Investment Corporation (fka 7176384 Canada Inc.), the UAW Retiree Medical Benefits Trust, and, for limited purposes, General Motors LLC, incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K of General Motors Company filed November 16, 2009
Incorporated by Reference
10.2*
Equity Registration Rights Agreement, dated as of October 15, 2009, between General Motors Company, the United States Department of Treasury, Canada GEN Investment Corporation (fka 7176384 Canada Inc.), the UAW Retiree Medical Benefits Trust, Motors Liquidation Company, and, for limited purposes, General Motors LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Motors Liquidation Company filed October 21, 2009
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
Incorporated by Reference
10.15*	General Motors LLC U.S. Executive Severance Program, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed February 3, 2016	Incorporated by Reference
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
10.17†
Amended and Restated Master Agreement, dated as of December 19, 2012, between General Motors Holdings LLC and Peugeot S.A., incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2014
Incorporated by Reference
10.18†
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
10.19†
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
10.21*
Form of Non-Qualified Stock Option Agreement under the 2014 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed July 30, 2015
Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.22*
Form of General Motors Company Restricted Stock Unit Award Agreement under the 2014 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Motors Company filed April 21, 2016
Incorporated by Reference
10.23*
Form of General Motors Company Performance Stock Unit Award Agreement under the 2014 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of General Motors Company filed April 21, 2016
Incorporated by Reference
10.24*	Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of General Motors Company filed April 21, 2016	Incorporated by Reference
10.25*	General Motors Company 2017 Short-Term Incentive Plan	Filed Herewith
10.26*	General Motors Company 2017 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of General Motors Company filed June 16, 2017	Incorporated by Reference
10.27*
Form of Non-Qualified Stock Option Award Agreement under the General Motors Company 2017 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Company filed June 12, 2017

Incorporated by Reference
10.28*
Form of General Motors Company Performance Share Unit Award Agreement under the 2014 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed April 28, 2017

Incorporated by Reference
10.29
Amendment, dated May 2, 2017 to the Master Agreement between General Motors Holdings, LLC and Peugeot S.A., incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Motors Company filed July 25, 2017
Incorporated by Reference
10.30
Amendment Number 2, dated July 30, 2017, to the Master Agreement between General Motors Holdings, LLC and Peugeot S.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed October 24, 2017

Incorporated by Reference
10.31	Amendment Number 3, dated October 30, 2017, to the Master Agreement between General Motors Holdings, LLC and Peugeot S.A.	Filed Herewith
12	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the Years Ended December 31, 2017, 2016, 2015, 2014 and 2013	Filed Herewith
16.1	Letter from Deloitte & Touche LLP, incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K of General Motors Company filed September 29, 2017	Incorporated by Reference
21	Subsidiaries and Joint Ventures of the Registrant as of December 31, 2017	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm for audited financial statements of General Motors Company	Filed Herewith
24	Power of Attorney for Directors of General Motors Company	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
_________

†	Certain confidential portions have been omitted pursuant to a granted request for confidential treatment, which has been separately filed with the SEC.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.
**	The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

* * * * * * *
Item 16. Form 10-K Summary

None
*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ MARY T. BARRA
Mary T. Barra Chairman and Chief Executive Officer
Date:	February 6, 2018

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 6th day of February 2018 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ MARY T. BARRA	Chairman and Chief Executive Officer
Mary T. Barra

/s/ CHARLES K. STEVENS III	Executive Vice President and Chief Financial Officer
Charles K. Stevens III

/s/ THOMAS S. TIMKO	Vice President, Global Business Solutions and Chief Accounting Officer
Thomas S. Timko

/s/ THEODORE M. SOLSO*	Lead Director
Theodore M. Solso

/s/ LINDA R. GOODEN*	Director
Linda R. Gooden

/s/ JOSEPH JIMENEZ*	Director
Joseph Jimenez

/s/ JANE L. MENDILLO*	Director
Jane L. Mendillo

/s/ ADMIRAL MICHAEL G. MULLEN, USN (ret.)*	Director
Admiral Michael G. Mullen, USN (ret.)

/s/ JAMES J. MULVA*	Director
James J. Mulva

/s/ PATRICIA F. RUSSO*	Director
Patricia F. Russo

/s/ THOMAS M. SCHOEWE*	Director
Thomas M. Schoewe

/s/ CAROL M. STEPHENSON*	Director
Carol M. Stephenson

*By:	/s/ RICK HANSEN
Rick Hansen
Attorney-in-Fact