Form 10-Q
period 2018-03-31
General Motors Co
filed 2018-04-26
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 13, 2018 the number of shares outstanding of common stock was 1,409,232,569 shares.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net sales and revenue
Automotive	$32,691	$34,519
GM Financial	3,408	2,747
Total net sales and revenue (Note 3)	36,099	37,266
Costs and expenses
Automotive cost of sales	30,184	29,761
GM Financial interest, operating and other expenses	3,014	2,566
Automotive selling, general and administrative expense	2,372	2,356
Total costs and expenses	35,570	34,683
Operating income	529	2,583
Automotive interest expense	150	147
Interest income and other non-operating income, net	549	482
Equity income (Note 8)	648	555
Income before income taxes	1,576	3,473
Income tax expense (Note 15)	466	787
Income from continuing operations	1,110	2,686
Loss from discontinued operations, net of tax (Note 19)	70	69
Net income	1,040	2,617
Net (income) loss attributable to noncontrolling interests	6	(9)
Net income attributable to stockholders	$1,046	$2,608

Net income attributable to common stockholders	$1,032	$2,608

Earnings per share (Note 18)
Basic earnings per common share – continuing operations	$0.78	$1.78
Basic loss per common share – discontinued operations	$0.05	$0.05
Basic earnings per common share	$0.73	$1.73
Weighted-average common shares outstanding – basic	1,408	1,505

Diluted earnings per common share – continuing operations	$0.77	$1.75
Diluted loss per common share – discontinued operations	$0.05	$0.05
Diluted earnings per common share	$0.72	$1.70
Weighted-average common shares outstanding – diluted	1,430	1,532

Dividends declared per common share	$0.38	$0.38
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$1,040	$2,617
Other comprehensive income, net of tax (Note 17)
Foreign currency translation adjustments and other	34	108
Defined benefit plans	(7)	(29)
Other comprehensive income, net of tax	27	79
Comprehensive income	1,067	2,696
Comprehensive (income) loss attributable to noncontrolling interests	7	(8)
Comprehensive income attributable to stockholders	$1,074	$2,688

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$14,256	$15,512
Marketable securities (Note 4)	7,110	8,313
Accounts and notes receivable, net	10,769	8,164
GM Financial receivables, net (Note 5; Note 9 at VIEs)	21,157	20,521
Inventories (Note 6)	11,461	10,663
Equipment on operating leases, net (Note 7)	789	1,106
Other current assets (Note 4; Note 9 at VIEs)	5,893	4,465
Total current assets	71,435	68,744
Non-current Assets
GM Financial receivables, net (Note 5; Note 9 at VIEs)	22,146	21,208
Equity in net assets of nonconsolidated affiliates (Note 8)	9,883	9,073
Property, net	37,321	36,253
Goodwill and intangible assets, net	5,790	5,849
Equipment on operating leases, net (Note 7; Note 9 at VIEs)	43,444	42,882
Deferred income taxes	23,538	23,544
Other assets (Note 4; Note 9 at VIEs)	5,169	4,929
Total non-current assets	147,291	143,738
Total Assets	$218,726	$212,482

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$26,039	$23,929
Short-term debt and current portion of long-term debt (Note 10)
Automotive	4,341	2,515
GM Financial (Note 9 at VIEs)	25,006	24,450
Accrued liabilities	27,330	25,996
Total current liabilities	82,716	76,890
Non-current Liabilities
Long-term debt (Note 10)
Automotive	10,957	10,987
GM Financial (Note 9 at VIEs)	58,514	56,267
Postretirement benefits other than pensions (Note 13)	5,927	5,998
Pensions (Note 13)	13,209	13,746
Other liabilities	11,945	12,394
Total non-current liabilities	100,552	99,392
Total Liabilities	183,268	176,282
Commitments and contingencies (Note 14)
Equity (Note 17)
Common stock, $0.01 par value	14	14
Additional paid-in capital	25,337	25,371
Retained earnings	17,028	17,627
Accumulated other comprehensive loss	(8,081)	(8,011)
Total stockholders’ equity	34,298	35,001
Noncontrolling interests	1,160	1,199
Total Equity	35,458	36,200
Total Liabilities and Equity	$218,726	$212,482

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities
Income from continuing operations	$1,110	$2,686
Depreciation, amortization and impairment charges	3,581	2,743
Foreign currency remeasurement and transaction losses	243	144
Undistributed earnings of nonconsolidated affiliates, net	(648)	(555)
Pension contributions and OPEB payments	(400)	(382)
Pension and OPEB income, net	(300)	(200)
Provision for deferred taxes	365	1,036
Change in other operating assets and liabilities	(3,503)	(3,674)
Net cash provided by operating activities – continuing operations	448	1,798
Net cash provided by operating activities – discontinued operations	—	243
Net cash provided by operating activities	448	2,041
Cash flows from investing activities
Expenditures for property	(2,272)	(1,730)
Available-for-sale marketable securities, acquisitions	(914)	(1,316)
Available-for-sale marketable securities, liquidations	2,062	2,914
Purchases of finance receivables, net	(4,925)	(5,402)
Principal collections and recoveries on finance receivables	3,478	2,808
Purchases of leased vehicles, net	(4,496)	(4,727)
Proceeds from termination of leased vehicles	2,379	1,079
Other investing activities	(40)	1
Net cash used in investing activities – continuing operations	(4,728)	(6,373)
Net cash provided by (used in) investing activities – discontinued operations (Note 19)	166	(432)
Net cash used in investing activities	(4,562)	(6,805)
Cash flows from financing activities
Net increase (decrease) in short-term debt	120	(360)
Proceeds from issuance of debt (original maturities greater than three months)	11,334	11,280
Payments on debt (original maturities greater than three months)	(6,832)	(5,141)
Payments to purchase common stock	(100)	—
Dividends paid	(566)	(573)
Other financing activities	(187)	(144)
Net cash provided by financing activities – continuing operations	3,769	5,062
Net cash used in financing activities – discontinued operations	—	(15)
Net cash provided by financing activities	3,769	5,047
Effect of exchange rate changes on cash, cash equivalents and restricted cash	44	103
Net increase (decrease) in cash, cash equivalents and restricted cash	(301)	386
Cash, cash equivalents and restricted cash at beginning of period	17,848	15,160
Cash, cash equivalents and restricted cash at end of period	$17,547	$15,546

Cash, cash equivalents and restricted cash – continuing operations at end of period (Note 4)	$17,547	$14,955
Cash, cash equivalents and restricted cash – discontinued operations at end of period	$—	$591
Significant Non-cash Investing and Financing Activity
Non-cash property additions – continuing operations	$2,675	$1,981
Non-cash property additions – discontinued operations	$—	$288

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2017	$15	$26,983	$26,168	$(9,330)	$239	$44,075
Net income	—	—	2,608	—	9	2,617
Other comprehensive income	—	—	—	80	(1)	79
Exercise of common stock warrants	—	4	—	—	—	4
Stock based compensation	—	24	(8)	—	—	16
Cash dividends paid on common stock	—	—	(573)	—	—	(573)
Other	—	1	—	—	(5)	(4)
Balance at March 31, 2017	$15	$27,012	$28,195	$(9,250)	$242	$46,214

Balance at January 1, 2018	$14	$25,371	$17,627	$(8,011)	$1,199	$36,200
Adoption of accounting standards (Note 1)	—	—	(1,046)	(98)	—	(1,144)
Net income	—	—	1,046	—	(6)	1,040
Other comprehensive income	—	—	—	28	(1)	27
Purchase of common stock	—	(44)	(56)	—	—	(100)
Cash dividends paid on common stock	—	—	(536)	—	—	(536)
Dividends to noncontrolling interests	—	—	—	—	(30)	(30)
Other	—	10	(7)	—	(2)	1
Balance at March 31, 2018	$14	$25,337	$17,028	$(8,081)	$1,160	$35,458

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation
General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells cars, trucks, crossovers and automobile parts worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our continuing operations through the following segments: GM North America (GMNA), GM International (GMI), and GM Financial. Nonsegment operations and Maven, our ride- and car-sharing business, are classified as Corporate. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures including autonomous vehicle-related engineering costs and certain nonsegment specific revenues and expenses.

On July 31, 2017 we closed the sale of the Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business) to Peugeot, S.A. (PSA Group). On October 31, 2017 we closed the sale of the European financing subsidiaries and branches (the Fincos, and together with the Opel/Vauxhall Business, the European Business) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. The European Business is presented as discontinued operations in our condensed consolidated financial statements for all periods presented. Unless otherwise indicated, information in this report relates to our continuing operations. Refer to Note 19 for additional information on our discontinued operations.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Form 10-K. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions.

Principles of Consolidation The Principles of Consolidation supplements information presented in our 2017 Form 10-K for the adoption on January 1, 2018 of Accounting Standards Update (ASU) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01). We consolidate entities that we control due to ownership of a majority voting interest and we consolidate variable interest entities (VIEs) when we have variable interests and are the primary beneficiary. We continually evaluate our involvement with VIEs to determine when these criteria are met. Our share of earnings or losses of nonconsolidated affiliates is included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over the operating and financial decisions of the affiliate. Beginning January 1, 2018 we no longer use the cost method of accounting.

Recently Adopted Accounting Standards

Effective January 1, 2018 we adopted ASU 2014-09, "Revenue from Contracts with Customers" as amended (ASU 2014-09), as incorporated into Accounting Standards Codification (ASC) 606, on a modified retrospective basis by recognizing a cumulative effect adjustment to the opening balance of Retained earnings. Under ASU 2014-09 sales incentives will now be recorded at the time of sale rather than at the later of sale or announcement, thereby resulting in the shifting of incentive amounts to an earlier quarter and fixed fee license arrangements will now be recognized when access to intellectual property is granted instead of over the contract period. We currently expect the retiming of quarterly incentive amounts to offset for the year ending December 31, 2018. Actual incentive spending is dependent upon future market conditions.

Beginning January 1, 2018, certain transfers to daily rental companies are accounted for as sales when ownership of the vehicle is not expected to transfer back to us. Such transactions were previously accounted for as operating leases. Transfers that occurred prior to January 2018 continue to be accounted for as operating leases because at the original time of transfer an expectation existed that ownership of the vehicle would transfer back to us.

The following table summarizes the financial statement line items within our condensed consolidated income statement and balance sheet significantly impacted by ASU 2014-09:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended March 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Income Statement
Automotive net sales and revenue	$32,691	$31,558	$1,133
Automotive cost of sales	$30,184	$29,465	$719
Income before income taxes	$1,576	$1,131	$445
Net income attributable to stockholders	$1,046	$702	$344

	March 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Balance Sheet
Equipment on operating leases, net	$789	$1,495	$(706)
Deferred income taxes	$23,538	$23,195	$343
Accrued liabilities	$27,330	$26,113	$1,217
Other liabilities	$11,945	$12,191	$(246)
Retained earnings	$17,028	$18,019	$(991)

Effective January 1, 2018 we adopted ASU 2016-01, on a modified retrospective basis, with a $182 million cumulative effect adjustment recorded to the opening balance of Retained earnings to adjust an investment previously carried at cost to its fair value. ASU 2016-01 requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in Net income.

In the three months ended March 31, 2018 we adopted ASU 2017-12, "Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities" (ASU 2017-12), on a modified retrospective basis and adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02), on a modified retrospective basis. ASU 2018-02 provides the option to reclassify stranded tax effects related to the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act) in accumulated other comprehensive income to retained earnings. The adjustment relates to the change in the U.S. corporate income tax rate. The cumulative effect of the adjustments to the opening balance of Retained earnings for these adopted standards was $108 million.

The following table summarizes the changes to our condensed consolidated balance sheet for the adoption of ASU 2014-09, ASU 2016-01, ASU 2017-12 and ASU 2018-02:

	December 31, 2017	Adjustment due to ASU 2014-09	Adjustment due to ASU 2016-01, ASU 2017-12 and ASU 2018-02	January 1, 2018
Deferred income taxes	$23,544	$444	$(63)	$23,925
Other assets	$4,929	$195	$242	$5,366
GM Financial short-term debt and current portion of long-term debt	$24,450	$—	$(13)	$24,437
Accrued liabilities	$25,996	$2,328	$—	$28,324
Other liabilities	$12,394	$(235)	$—	$12,159
Retained earnings	$17,627	$(1,336)	$290	$16,581
Accumulated other comprehensive loss	$(8,011)	$—	$(98)	$(8,109)

Effective January 1, 2018, we adopted ASU 2016-15, "Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Payments" (ASU 2016-15), which clarified guidance on the classification of certain cash receipts and payments in the statement of cash flows. The adoption of ASU 2016-15 did not have a material impact on our condensed consolidated financial statements, and prior periods were not restated.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Effective January 1, 2018, we adopted ASU 2017-07, "Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07) on a retrospective basis, which requires that the service cost component of net periodic pension and other postretirement benefits (OPEB) (income) expense be presented in the same income statement line item as other employee compensation costs. The remaining components of net periodic pension and OPEB (income) expense are now presented outside operating income. Amounts previously reflected in Operating income were reclassified to Interest income and other non-operating income, net in accordance with the provisions of ASU 2017-07. Refer to Note 13 for amounts that were reclassified.

Note 2. Significant Accounting Policies

The information presented on Revenue Recognition, Equipment on Operating Leases, Marketable Debt Securities, Equity Investments and Derivative Financial Instruments supplements the Significant Accounting Policies information presented in our 2017 Form 10-K for the adoption of our recently adopted accounting standards which became effective January 1, 2018. See our 2017 Form 10-K for a description of our significant accounting policies in effect prior to the adoption of the new accounting standards.

Revenue Recognition We adopted ASU 2014-09, which requires us to recognize revenue when a customer obtains control rather than when we have transferred substantially all risks and rewards of a good or service. We adopted ASU 2014-09 by applying the modified retrospective method to all noncompleted contracts as of the date of adoption. See Note 1 for additional information pertaining to the adoption of ASU 2014-09. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The following accounting policies became effective upon the adoption of ASU 2014-09.

Automotive Automotive net sales and revenue represents the amount of consideration to which we expect to be entitled in exchange for vehicle, parts and accessories and services and other sales. The consideration recognized represents the amount received, typically shortly after the sale to a customer, net of estimated dealer and customer sales incentives we reasonably expect to pay. Significant factors in determining our estimates of incentives include forecasted sales volume, product type, product mix, customer behavior and assumptions concerning market conditions. Historical experience is also considered when establishing our future expectations. Subsequent adjustments to incentive estimates are possible as facts and circumstances change over time. A portion of the consideration received is deferred for separate performance obligations, such as maintenance and vehicle connectivity, that will be provided to our customers at a future date. Taxes assessed by various government entities, such as sales, use and value-added taxes, collected at the time of the vehicle sale are excluded from Automotive net sales and revenue. Shipping and handling activities that occur after control of the vehicle transfers to the dealer are recognized at the time of sale and presented in Automotive cost of sales.

Vehicle, Parts and Accessories For the majority of vehicle and accessories sales our customers obtain control and we recognize revenue when the vehicle transfers to the dealer, which generally occurs when the vehicle is released to the carrier responsible for transporting it to a dealer. Revenue is recognized on the sale of parts upon delivery to the customer.

Certain transfers to daily rental companies are accounted for as sales, with revenue recognized at the time of transfer. Such transactions were previously accounted for as operating leases. At the time of transfer, we defer revenue for remarketing obligations, record a residual value guarantee and reflect a deposit liability for amounts expected to be returned once the remarketing services are complete. Deferred revenue is recognized in earnings upon completion of the remarketing service. Transfers that occurred prior to January 1, 2018 and future transfers containing a substantive purchase obligation continue to be accounted for as operating leases and rental income is recognized over the estimated term of the lease.

Used Vehicles Proceeds from the auction of vehicles returned from daily rental car companies are recognized in Automotive net sales and revenue upon transfer of control of the vehicle to the customer and the related vehicle carrying value is recognized in Automotive cost of sales.

Services and Other Services and other revenue primarily consists of revenue from vehicle-related service arrangements and after-sale services such as maintenance, vehicle connectivity and extended service warranties. For those service arrangements that are bundled with a vehicle sale, a portion of the revenue from the sale is allocated to the service component and recognized as deferred revenue within Accrued liabilities or Other liabilities. We recognize revenue for bundled services and services sold separately as services are performed, typically over a period of less than three years.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Automotive Financing - GM Financial Finance charge income earned on receivables is recognized using the effective interest method. Fees and commissions (including incentive payments) received and direct costs of originating loans are deferred and amortized over the term of the related finance receivables using the effective interest method and are removed from the condensed consolidated balance sheets when the related finance receivables are sold, charged off or paid in full. Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy and accounts in repossession. Payments received on nonaccrual loans are first applied to any fees due, then to any interest due and then any remaining amounts are recorded to principal. Interest accrual generally resumes once an account has received payments bringing the delinquency to less than 60 days past due. Accrual of finance charge income on commercial finance receivables is generally suspended on accounts that are more than 90 days delinquent, upon receipt of a bankruptcy notice from a borrower, or where reasonable doubt exists about the full collectability of contractually agreed upon principal and interest. Payments received on nonaccrual loans are first applied to principal. Interest accrual resumes once an account has received payments bringing the account fully current and collection of contractual principal and interest is reasonably assured (including amounts previously charged off).

Income from operating lease assets, which includes lease origination fees, net of lease origination costs and incentives, is recorded as operating lease revenue on a straight-line basis over the term of the lease agreement.

Equipment on Operating Leases Equipment on operating leases, net consists of vehicle leases to retail customers with lease terms of two to five years and vehicle sales to rental car companies that are expected to be repurchased in an average of seven months. We are exposed to changes in the residual values of these assets. The residual values represent estimates of the values of the leased vehicles at the end of the lease contracts and are determined based on forecasted auction proceeds when there is a reliable basis to make such a determination. Realization of the residual values is dependent on the future ability to market the vehicles under prevailing market conditions. The adequacy of the estimate of the residual value is evaluated over the life of the arrangement and adjustments may be made to the extent the expected value of the vehicle changes. Adjustments may be in the form of revisions to the depreciation rate or recognition of an impairment charge. Impairment is determined to exist if an impairment indicator exists and the expected future cash flows, which include estimated residual values, are lower than the carrying amount of the vehicle's asset group. If the carrying amount is considered impaired an impairment charge is recorded for the amount by which the carrying amount exceeds fair value of the vehicle's asset group. Fair value is determined primarily using the anticipated cash flows, including estimated residual values. In our automotive finance operations when a leased vehicle is returned or repossessed the asset is recorded in Other assets at the lower of cost or estimated selling price, less costs to sell. Upon disposition a gain or loss is recorded in GM Financial interest, operating and other expenses for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset.

Marketable Debt Securities We classify marketable debt securities as either available-for-sale or trading. Various factors, including turnover of holdings and investment guidelines, are considered in determining the classification of securities. Available-for-sale debt securities are recorded at fair value with unrealized gains and losses recorded net of related income taxes in Accumulated other comprehensive loss until realized. Trading debt securities are recorded at fair value with changes in fair value recorded in Interest income and other non-operating income, net. We determine realized gains and losses for all debt securities using the specific identification method.

We measure the fair value of our marketable debt securities using a market approach where identical or comparable prices are available and an income approach in other cases. If quoted market prices are not available, fair values of securities are determined using prices from a pricing service, pricing models, quoted prices of securities with similar characteristics or discounted cash flow models. These prices represent non-binding quotes. Our pricing service utilizes industry-standard pricing models that consider various inputs. We conduct an annual review of our pricing service and believe the prices received from our pricing service are a reliable representation of exit prices.

An evaluation is made quarterly to determine if unrealized losses related to non-trading investments in debt securities are other-than-temporary. Factors considered include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and the intent to sell or likelihood to be forced to sell the debt security before any anticipated recovery.

Equity Investments When events and circumstances warrant, equity investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other-than-temporary. Impairment charges related to equity method investments are recorded in Equity income. Equity investments that are not accounted for under the equity method of accounting are measured at fair value with changes in fair value recorded in Interest income and other non-operating income, net.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Derivative Financial Instruments The following changes to our accounting policies became effective upon adoption of ASU 2017-12.

Automotive Certain foreign currency and commodity forward contracts have been designated as cash flow hedges. The risk being hedged is the foreign currency and commodity price risk related to forecasted transactions. If the contract has been designated as a cash flow hedge, the change in the fair value of the cash flow hedge is deferred in Accumulated other comprehensive loss and is recognized in Automotive cost of sales along with the earnings effect of the hedged item when the hedged item affects earnings.

Automotive Financing - GM Financial Certain interest rate swap and foreign currency swap agreements have been designated as cash flow hedges. The risk being hedged is the foreign currency and interest rate risk related to forecasted transactions. If the contract has been designated as a cash flow hedge, the change in the fair value of the cash flow hedge is deferred in Accumulated other comprehensive loss and is recognized in GM Financial interest, operating and other expenses along with the earnings effect of the hedged item when the hedged item affects earnings. Changes in the fair value of amounts excluded from the assessment of effectiveness are recorded currently in earnings and are presented in the same income statement line as the earnings effect of the hedged item.

Note 3. Revenue
The following table disaggregates our revenue by major source:

	Three Months Ended March 31, 2018
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations	Total
Vehicle, parts and accessories	$25,882	$4,605	$9	$30,496	$—	$(7)	$30,489
Used vehicles	1,155	47	—	1,202	—	(17)	1,185
Services and other	781	196	40	1,017	—	—	1,017
Automotive net sales and revenue	27,818	4,848	49	32,715	—	(24)	32,691
Leased vehicle income	—	—	—	—	2,447	—	2,447
Finance charge income	—	—	—	—	866	(2)	864
Other income	—	—	—	—	98	(1)	97
GM Financial net sales and revenue	—	—	—	—	3,411	(3)	3,408
Net sales and revenue	$27,818	$4,848	$49	$32,715	$3,411	$(27)	$36,099

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales decreased revenue by an insignificant amount during the three months ended March 31, 2018.

Deferred revenue consists primarily of maintenance, extended warranty and other service contracts. We recognized revenue of $383 million related to previously deferred revenue during the three months ended March 31, 2018. We expect to recognize revenue of $1.1 billion in the nine months ending December 31, 2018 and $780 million, $404 million and $476 million in the years ending December 31, 2019, 2020 and thereafter related to deferred revenue as of March 31, 2018.

Note 4. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt and equity securities which approximates cost:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	March 31, 2018	December 31, 2017
Cash and cash equivalents
Cash and time deposits		$8,405	$6,962
Available-for-sale debt securities
U.S. government and agencies	2	—	750
Corporate debt	2	2,374	3,032
Sovereign debt	2	337	1,954
Total available-for-sale debt securities – cash equivalents		2,711	5,736
Money market funds	1	3,140	2,814
Total cash and cash equivalents		$14,256	$15,512
Marketable debt securities
U.S. government and agencies	2	$2,272	$3,310
Corporate debt	2	3,362	3,665
Mortgage and asset-backed	2	642	635
Sovereign debt	2	834	703
Total available-for-sale debt securities – marketable securities		$7,110	$8,313
Restricted cash
Cash and cash equivalents		$232	$219
Money market funds	1	3,059	2,117
Total restricted cash		$3,291	$2,336

Available-for-sale debt securities included above with contractual maturities(a)
Due in one year or less		$4,494
Due between one and five years		4,685
Total available-for-sale debt securities with contractual maturities		$9,179
__________

(a)	Excludes mortgage and asset-backed securities.

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $920 million and $626 million in the three months ended March 31, 2018 and 2017. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three months ended March 31, 2018 and 2017. Cumulative unrealized gains and losses on available-for-sale debt securities were insignificant at March 31, 2018 and December 31, 2017.

Investments in equity securities where market quotations are not available are accounted for at fair value primarily using Level 3 inputs. The fair value of these securities at March 31, 2018 and unrealized gains and losses recognized in the three months ended March 31, 2018 were insignificant. Refer to Note 1 for additional details on the adoption of ASU 2016-01.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

March 31, 2018
Cash and cash equivalents	$14,256
Restricted cash included in Other current assets	2,713
Restricted cash included in Other assets	578
Total	$17,547

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 5. GM Financial Receivables

	March 31, 2018			December 31, 2017
	Retail	Commercial	Total	Retail	Commercial	Total
Finance receivables, collectively evaluated for impairment, net of fees	$32,020	$9,973	$41,993	$30,486	$9,935	$40,421
Finance receivables, individually evaluated for impairment, net of fees	2,199	23	2,222	2,228	22	2,250
GM Financial receivables	34,219	9,996	44,215	32,714	9,957	42,671
Less: allowance for loan losses	(858)	(54)	(912)	(889)	(53)	(942)
GM Financial receivables, net	$33,361	$9,942	$43,303	$31,825	$9,904	$41,729

Fair value of GM Financial receivables			$43,035			$41,735

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

	Three Months Ended
	March 31, 2018	March 31, 2017
Allowance for loan losses at beginning of period	$942	$805
Provision for loan losses	136	211
Charge-offs	(295)	(298)
Recoveries	123	143
Effect of foreign currency	6	6
Allowance for loan losses at end of period	$912	$867

The allowance for loan losses on retail and commercial finance receivables included a collective allowance of $601 million and $611 million and a specific allowance of $311 million and $331 million at March 31, 2018 and December 31, 2017.

Retail Finance Receivables We use proprietary scoring systems in the underwriting process that measure the credit quality of retail finance receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO scores or their equivalent) and contract characteristics. We also consider other factors such as employment history, financial stability and capacity to pay. Subsequent to origination we review the credit quality of retail finance receivables based on customer payment activity. At March 31, 2018 and December 31, 2017, 31% and 33% of retail finance receivables were from consumers with sub-prime credit scores, which are defined as FICO scores or equivalent scores of less than 620 at the time of loan origination.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $852 million and $778 million at March 31, 2018 and December 31, 2017. The following table summarizes the contractual amount of delinquent retail finance receivables, which is not significantly different than the recorded investment of the retail finance receivables:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2018		March 31, 2017
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,265	3.7%	$995	3.4%
Greater-than-60 days delinquent	605	1.7%	430	1.4%
Total finance receivables more than 30 days delinquent	1,870	5.4%	1,425	4.8%
In repossession	53	0.2%	46	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,923	5.6%	$1,471	5.0%

Retail finance receivables classified as troubled debt restructurings and individually evaluated for impairment were $2.2 billion and the allowance for loan losses included $307 million and $328 million of specific allowances on these receivables at March 31, 2018 and December 31, 2017.

Commercial Finance Receivables Our commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. Dealers in Group VI are subject to additional restrictions on funding, including suspension of lines of credit and liquidation of assets. The commercial finance receivables on non-accrual status were insignificant at March 31, 2018 and December 31, 2017. The following table summarizes the credit risk profile by dealer risk rating of the commercial finance receivables:

		March 31, 2018	December 31, 2017
Group I	– Dealers with superior financial metrics	$1,784	$1,915
Group II	– Dealers with strong financial metrics	3,670	3,465
Group III	– Dealers with fair financial metrics	3,161	3,239
Group IV	– Dealers with weak financial metrics	1,048	997
Group V	– Dealers warranting special mention due to elevated risks	268	260
Group VI	– Dealers with loans classified as substandard, doubtful or impaired	65	81
		$9,996	$9,957

Note 6. Inventories

	March 31, 2018	December 31, 2017
Total productive material, supplies and work in process	$4,736	$4,203
Finished product, including service parts	6,725	6,460
Total inventories	$11,461	$10,663

Note 7. Equipment on Operating Leases
Equipment on operating leases consists of leases to retail customers that are recorded as operating leases and vehicle sales to daily rental car companies with an expected repurchase obligation.

	March 31, 2018	December 31, 2017
Equipment on operating leases	$54,759	$53,947
Less: accumulated depreciation	(10,526)	(9,959)
Equipment on operating leases, net(a)	$44,233	$43,988
__________

(a)	Includes $43.4 billion and $42.9 billion of GM Financial equipment on operating leases, net at March 31, 2018 and December 31, 2017.

Depreciation expense related to equipment on operating leases, net was $1.8 billion and $1.5 billion in the three months ended March 31, 2018 and 2017.

The following table summarizes minimum rental payments due to GM Financial on leases to retail customers:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Year Ending December 31,
	2018	2019	2020	2021	2022
Minimum rental receipts under operating leases	$5,241	$5,064	$2,336	$346	$19

Note 8. Equity in Net Assets of Nonconsolidated Affiliates

	Three Months Ended
	March 31, 2018	March 31, 2017
Automotive China equity income	$597	$504
Other joint ventures equity income	51	51
Total Equity income	$648	$555
There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$13,719	$11,201
Automotive China JVs' net income	$1,177	$1,046
Dividends received from our nonconsolidated affiliates were insignificant in the three months ended March 31, 2018 and 2017. We had undistributed earnings of $2.8 billion and $2.2 billion related to our nonconsolidated affiliates at March 31, 2018 and December 31, 2017. Refer to Note 10 for information related to borrowing from a nonconsolidated affiliate.

Note 9. Variable Interest Entities
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

	March 31, 2018	December 31, 2017
Restricted cash – current	$2,027	$1,740
Restricted cash – non-current	$512	$527
GM Financial receivables, net of fees – current	$15,069	$15,141
GM Financial receivables, net of fees – non-current	$12,750	$12,944
GM Financial equipment on operating leases, net	$20,525	$22,222
GM Financial short-term debt and current portion of long-term debt	$17,674	$18,972
GM Financial long-term debt	$21,352	$20,356

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 10. Automotive and GM Financial Debt

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total automotive debt	$15,298	$16,141	$13,502	$15,088
Fair value utilizing Level 1 inputs		$12,484		$13,202
Fair value utilizing Level 2 inputs		$3,657		$1,886

The fair value of automotive debt measured utilizing Level 1 inputs was based on quoted prices in active markets for identical instruments that a market participant can access at the measurement date. The fair value of automotive debt measured utilizing Level 2 inputs was based on a discounted cash flow model using observable inputs. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread based on our senior unsecured notes that is intended to represent our nonperformance risk. We obtain the benchmark yield curves and yields on unsecured notes from independent sources that are widely used in the financial industry. At March 31, 2018 and December 31, 2017 the fair value of automotive debt exceeded its carrying amount due primarily to a decrease in bond yields compared to yields at the time of issuance.

In the three months ended March 31, 2018 we borrowed $1.3 billion from SAIC General Motors Corp., Ltd. (SGM) pursuant to a short-term unsecured note payable due in June 2018 to provide additional liquidity to support our operations. Upon repayment, we expect to receive a dividend from SGM.

In April 2018 we amended and restated our two existing revolving credit facilities and entered into a third facility, increasing our aggregate borrowing capacity from $14.5 billion to $16.5 billion. These facilities consist of a 364-day, $2.0 billion facility, a three-year, $4.0 billion facility and a five-year, $10.5 billion facility. The facilities are available to us as well as certain wholly owned subsidiaries, including GM Financial. The three-year, $4.0 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a letter of credit sub-facility of $1.1 billion. The five-year, $10.5 billion facility allows for borrowings in U.S. Dollars and other currencies. The 364-day, $2.0 billion facility allows for borrowing in U.S. Dollars only. We have allocated the 364-day, $2.0 billion facility for exclusive use by GM Financial.

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$39,441	$39,395	$39,887	$39,948
Unsecured debt	44,079	44,738	40,830	41,989
Total GM Financial debt	$83,520	$84,133	$80,717	$81,937

Fair value utilizing Level 2 inputs		$81,931		$79,623
Fair value utilizing Level 3 inputs		$2,202		$2,314

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

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 9 for additional information on GM Financial's involvement with VIEs. In the three months ended March 31, 2018 we issued $4.7 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.59% and maturity dates ranging from 2022 to 2025.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the three months ended March 31, 2018 we issued $3.4 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 2.30% and maturity dates ranging from 2021 to 2028.

In April 2018 we issued $2.5 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.80% and maturity dates ranging from 2021 to 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Each of the revolving credit facilities and the indentures governing GM Financial's notes contain terms and covenants including limitations on GM Financial's ability to incur certain liens.

Note 11. Derivative Financial Instruments
Automotive The following table presents the notional amounts based on asset or liability positions of derivative financial instruments in our automotive operations:

	Fair Value Level	March 31, 2018	December 31, 2017
Derivatives not designated as hedges(a)
Assets
Foreign currency	2	$2,984	$2,834
Commodity	2	418	606
PSA warrants(b)	2	49	48
Total assets		$3,451	$3,488
Liabilities
Foreign currency	2	$2,102	$1,188
__________

(a)
The fair value of these derivative instruments at March 31, 2018 and December 31, 2017 and the gains/losses included in our condensed consolidated income statements for the three months ended March 31, 2018 and 2017 were insignificant, unless otherwise noted.

(b)	The fair value of the PSA warrants located in Other assets was $909 million and $764 million at March 31, 2018 and December 31, 2017.

We estimate the fair value of the PSA warrants using a Black-Scholes formula. The significant inputs to the model include the PSA stock price and the estimated dividend yield. The estimated dividend yield is adjusted based on the terms of the Master Agreement (the Agreement). Under the terms of the Agreement upon exercise of the warrants we are entitled to receive any dividends by PSA between the issuance date and the conversion date. Gains or losses as a result of the change in the fair value of the PSA warrants are recorded in Interest income and other non-operating income, net.

GM Financial The following table presents the notional amounts based on asset or liability positions of GM Financial's derivative financial instruments:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	March 31, 2018	December 31, 2017
Derivatives designated as hedges(a)
Assets
Fair value hedges – interest rate contracts	2	$833	$1,250
Cash flow hedges
Interest rate contracts	2	1,794	2,177
Foreign currency	2	1,413	1,574
Total cash flow hedges		3,207	3,751
Total assets		$4,040	$5,001
Liabilities
Fair value hedges – interest rate contracts(b)(c)	2	$8,947	$9,860
Cash flow hedges – foreign currency	2	815	—
Total liabilities		$9,762	$9,860
Derivatives not designated as hedges(a)
Assets
Interest rate contracts(d)	2	$51,310	$55,581
Foreign currency	2	1,230	1,201
Total assets		$52,540	$56,782
Liabilities
Interest rate contracts(c)(e)	2	$39,896	$26,357
Foreign currency	2	738	—
Total liabilities		$40,634	$26,357
__________

(a)
The fair value of these derivative instruments at March 31, 2018 and December 31, 2017 and the gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three months ended March 31, 2018 and 2017 were insignificant, unless otherwise noted.

(b)	The fair value of these derivative instruments located in Other liabilities was $396 million and $290 million at March 31, 2018 and December 31, 2017.

(c)	Amounts accrued for interest payments in a net receivable position are included in Other assets.

(d)	The fair value of these derivative instruments located in Other assets was $464 million and $329 million at March 31, 2018 and December 31, 2017.

(e)	The fair value of these derivative instruments located in Other liabilities was $514 million and $207 million at March 31, 2018 and December 31, 2017.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	March 31, 2018
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
GM Financial long-term debt	$13,672	$602
__________

(a)	Includes $163 million of hedging adjustments remaining on hedged items for which hedge accounting has been discontinued.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 12. Product Warranty and Related Liabilities

	Three Months Ended
	March 31, 2018	March 31, 2017
Warranty balance at beginning of period	$8,332	$9,069
Warranties issued and assumed in period – recall campaigns	183	163
Warranties issued and assumed in period – product warranty	521	566
Payments	(735)	(809)
Adjustments to pre-existing warranties	(82)	40
Effect of foreign currency and other	(86)	34
Warranty balance at end of period	$8,133	$9,063

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at March 31, 2018. Refer to Note 14 for reasonably possible losses on Takata Corporation (Takata) matters.

Note 13. Pensions and Other Postretirement Benefits

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$83	$66	$5	$79	$46	$4
Interest cost	513	120	50	536	125	49
Expected return on plan assets	(973)	(212)	—	(919)	(171)	—
Amortization of prior service cost (credit)	(1)	1	(4)	(1)	1	(3)
Amortization of net actuarial (gains) losses	2	37	13	(1)	47	8
Net periodic pension and OPEB (income) expense	$(376)	$12	$64	$(306)	$48	$58

The non-service cost components of the net periodic pension and OPEB income of $421 million and $329 million in the three months ended March 31, 2018 and 2017 are presented in Interest income and other non-operating income, net. We elected to use the 2017 amounts disclosed above as the practical expedient for determining the retrospective presentation. Refer to Note 1 for additional details on the adoption of ASU 2017-07.

We expect to contribute approximately $1.2 billion to our non-U.S. pension plans in 2018, inclusive of the Korea payment of pension obligations for separated employees. Refer to Note 16 for additional information.

Note 14. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations in connection with which we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At March 31, 2018 and December 31, 2017 accruals of $941 million and $930 million were recorded in Accrued liabilities and Other liabilities. In many proceedings, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss. Accordingly an adverse outcome from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

Many of the pending economic-loss claims have been transferred to, and consolidated in, a single federal court, the U.S. District Court for the Southern District of New York (Southern District). These plaintiffs have asserted economic-loss claims under federal and state laws, including claims relating to recalled vehicles manufactured by GM and claims asserting successor liability relating to certain recalled vehicles manufactured by Motors Liquidation Company. The Southern District has dismissed various of these claims, including claims under the Racketeer Influenced and Corrupt Organization Act, claims for recovery for alleged reduction in the value of plaintiffs' vehicles due to damage to GM’s reputation and brand as a result of the ignition switch matter, and claims of plaintiffs who purchased a vehicle before GM came into existence in July 2009. The Southern District also dismissed certain state law claims at issue.

In August 2017 the Southern District granted our motion to dismiss the successor liability claims of plaintiffs in seven of the sixteen states at issue on the motion and called for additional briefing to decide whether Plaintiffs' claims can proceed in the other nine states. In December 2017 the Southern District granted GM's motion and dismissed successor liability claims of plaintiffs in an additional state, but found that there are genuine issues of material fact that prevent summary judgment for GM in eight other states. In January 2018, GM moved for reconsideration of certain portions of the Southern District's December 2017 summary judgment ruling. That motion was granted in April 2018, holding that plaintiffs cannot advance successor liability claims in any state where New York law applies.

Personal Injury Claims We also are aware of several hundred actions pending in various courts in the U.S. and Canada alleging injury or death as a result of defects that may be the subject of the 2014 recalls (personal injury cases). In general, these cases seek recovery for purported compensatory damages, punitive damages and other relief. Since 2016, several bellwether trials of personal injury cases have taken place in the Southern District and in a Texas state court, which is administering a Texas state multi-district litigation (MDL). None of these trials resulted in a finding of liability against GM. We are currently preparing for two additional bellwether trials in the MDL.

Appellate Litigation Regarding Successor Liability Ignition Switch Claims In 2015 the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court) issued a decision precluding claims against us based upon pre-sale accidents, claims based upon the acts or conduct by Motors Liquidation Company and claims asserting successor liability for obligations owed by Motors Liquidation Company (successor liability claims), except for claims asserting liabilities that had been expressly assumed by us in the Amended and Restated Master Sale and Purchase Agreement, and certain claims arising solely out of our own independent post-sale acts.

In 2016, the United States Court of Appeals for the Second Circuit (Second Circuit) held that the Bankruptcy Court's 2009 order approving the sale of substantially all of the assets of Motors Liquidation Company to GM free and clear of, among other things, successor liability claims could not be enforced to bar claims against GM asserted by either plaintiffs who purchased used vehicles after the sale or against purchasers who asserted claims relating to the ignition switch defect, including pre-sale personal injury claims and economic-loss claims. In 2017, the United States Supreme Court denied our petition for certiorari. Certain of these pre-sale claims were resolved through GM's Compensation Program. Plaintiffs asserting pre-sale claims related to the ignition switch defect that were not resolved by the Compensation Program must still establish their right to assert successor liability claims and demonstrate that their claims have merit.

Contingently Issuable Shares  Under the Amended and Restated Master Sale and Purchase Agreement between us and Motors Liquidation Company we may be obligated to issue additional shares (Adjustment Shares) of our common stock in the event that allowed general unsecured claims against the Motors Liquidation Company GUC Trust (GUC Trust), as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum number of shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions). On December 31, 2017, the GUC Trust stated in public filings that allowed general unsecured claims were approximately $31.9 billion. In August 2017, a group of plaintiffs’ attorneys alleged that they had an agreement to settle “late claims” against the GUC Trust (i.e., claims filed after the deadline established by the Bankruptcy Court). Although the Bankruptcy Court ruled in January 2018 that the alleged settlement agreement was not binding or enforceable, litigation continues over whether late claims can be asserted against the GUC Trust. On April 25, 2018, the GUC Trust filed a letter with the Bankruptcy Court alleging that it had signed a settlement agreement with certain economic loss plaintiffs and certain of the ignition switch pre-closing accident plaintiffs (the parties seeking to assert late claims). Details of the settlement were not disclosed, and the GUC Trust stated that the settlement agreement would be submitted to the Bankruptcy Court for approval on

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

or before May 2, 2018. If such late claims are allowed by the Bankruptcy Court for certain aggregate amounts sought by plaintiffs, then GM may be required to issue Adjustment Shares to the GUC Trust. We are currently unable to estimate any reasonably possible loss or range of loss that may result from this matter.

Securities and Derivative Matters In a putative shareholder class action filed in the United States District Court for the Eastern District of Michigan (Eastern District) on behalf of purchasers of our common stock from November 17, 2010 to July 24, 2014, the lead plaintiff alleged that GM and several current and former officers and employees made material misstatements and omissions relating to problems with the ignition switch and other matters in SEC filings and other public statements. In 2016 the Eastern District entered a judgment approving a class-wide settlement of the class action for $300 million. One shareholder filed an appeal of the decision approving the settlement. The United States Court of Appeals for the Sixth Circuit affirmed the judgment approving the settlement in November 2017. The objector subsequently filed petitions for rehearing and for en banc review before the entire Sixth Circuit. Both of those petitions were denied.

Three shareholder derivative actions against certain current and former GM directors and officers are pending in the Eastern District. In the first two cases, which are consolidated, the parties are currently briefing a motion to dismiss the plaintiffs' amended complaint. The Eastern District dismissed the third action in March 2018. In addition, two derivative actions filed in the Circuit Court of Wayne County, Michigan, which have been consolidated, are also stayed pending disposition of the federal derivative actions.

Government Matters In connection with the 2014 recalls, we have from time to time received subpoenas and other requests for information related to investigations by agencies or other representatives of U.S. federal, state and the Canadian governments. In March 2018, we conclusively resolved a civil action initiated by the Arizona Attorney General. GM is cooperating with all reasonable pending requests for information. Any existing governmental matters or investigations could in the future result in the imposition of damages, fines, civil consent orders, civil and criminal penalties or other remedies.

Deferred Prosecution Agreement In September 2015, GM entered into the Deferred Prosecution Agreement (DPA) with the U.S. Attorney's Office of the Southern District of New York (U.S. Attorney's Office) regarding its investigation of the events leading up to certain recalls regarding faulty ignition switches.

Pursuant to the DPA we paid the United States $900 million as a financial penalty, and we agreed to retain an independent monitor to review and assess our policies, practices or procedures related to statements about motor vehicle safety, the provision of information to those responsible for recall decisions, recall processes and addressing known defects in certified pre-owned vehicles. In addition, the U.S. Attorney's Office agreed to recommend to the Southern District that prosecution of GM on a two-count information (the Information) filed in the Southern District be deferred for three years. The U.S. Attorney's Office also agreed that if we are in compliance with all of our obligations under the DPA, the U.S. Attorney's Office will, within 30 days after the expiration of the period of deferral (including any extensions thereto), seek dismissal with prejudice of the Information. For a further description of the terms and conditions of the DPA refer to Note 17 of our 2017 Form 10-K.

The total amount accrued for the 2014 recalls at March 31, 2018 reflects amounts for a combination of settled but unpaid matters, and for the remaining unsettled investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls to the extent that such matters are probable and can be reasonably estimated. The amounts accrued for those unsettled investigations, claims, and/or lawsuits represent a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We believe it is probable that we will incur additional liabilities beyond what has already been accrued for at least a portion of the remaining matters, whether through settlement or judgment; however, we are currently unable to estimate an overall amount or range of loss because these matters involve significant uncertainties, including the legal theory or the nature of the investigations, claims and/or lawsuits, the complexity of the facts, the lack of documentation available to us with respect to particular cases or groups of cases, the results of any investigation or litigation and the timing of resolution of the investigation or litigations, including any appeals. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Korea Wage Litigation GM Korea Company (GM Korea) is party to litigation with current and former hourly employees in the appellate court and Incheon District Court in Incheon, Korea. The group actions, which in the aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under Korean regulations. In 2012 the Seoul High Court (an intermediate level appellate court) affirmed a decision in one of these group actions involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court). In 2014, the Supreme Court largely agreed with GM’s legal arguments

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

and remanded the case to the Seoul High Court for consideration consistent with earlier Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. In 2015, on reconsideration, the Seoul High Court held in GM Korea’s favor, after which the plaintiffs appealed to the Supreme Court. The Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $600 million at March 31, 2018. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory framework change.

GM Korea is also party to litigation with current and former salaried employees over allegations relating to ordinary wages regulation and whether to include fixed bonuses in the calculation of ordinary wages. In 2017, the Seoul High Court held that certain workers are not barred from filing retroactive wage claims. GM Korea appealed this ruling to the Supreme Court. The Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $200 million at March 31, 2018. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory framework change.

GM Korea is also party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. At March 31, 2018, we recorded an insignificant accrual covering certain asserted claims. We estimate that the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $150 million at March 31, 2018. We have discussed with other stakeholders our concerns that any additional claims from current or former subcontract workers would significantly jeopardize the success of the viability plan we have proposed for GM Korea. We believe that the stakeholders have a strong incentive to find a solution that will not undermine the viability plan, but cannot be certain how these asserted claims and any additional claims by either current or former subcontract workers will be resolved.

GM Brazil Indirect Tax Claim In March 2017 the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces GM Brazil’s gross receipts tax prospectively and, potentially, retrospectively. The retrospective right to recover is under judicial review. If the Supreme Court of Brazil grants retrospective recovery, we estimate potential recoveries of up to $1.4 billion. However, given the remaining uncertainty regarding the ultimate judicial resolution of this matter we are unable to assess the likelihood of any favorable outcome at this time. We have not recorded any amounts relating to the retrospective nature of this matter.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security which may range from $250 million to $650 million at March 31, 2018. Some of the matters may involve compensatory, punitive or other treble

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2018. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $1.0 billion at March 31, 2018.

Takata Matters In May 2016 the National Highway Traffic Safety Administration (NHTSA) issued an amended consent order requiring Takata to file defect information reports (DIRs) for previously unrecalled front airbag inflators that contain phased-stabilized ammonium nitrate-based propellant without a moisture absorbing desiccant on a multi-year, risk-based schedule through 2019 impacting tens of millions of vehicles produced by numerous automotive manufacturers. NHTSA concluded that the likely root cause of the rupturing of the airbag inflators is a function of time, temperature cycling and environmental moisture.

Although we do not believe there is a safety defect at this time in any unrecalled GM vehicles within scope of the Takata DIRs, in cooperation with NHTSA we have filed Preliminary DIRs covering certain of our GMT900 vehicles, which are full-size pickup trucks and sport utility vehicles (SUVs). We have also filed petitions for inconsequentiality with respect to the vehicles subject to those Preliminary DIRs. NHTSA has consolidated our petitions and will rule on them at the same time.

While these petitions have been pending, we have provided NHTSA with the results of our long-term studies and the studies performed by third-party experts, all of which form the basis for our determination that the inflators in these vehicles do not present an unreasonable risk to safety and that no repair should ultimately be required.

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
GM is engaged in discussions with regulators outside the U.S. with respect to Takata inflators. There are significant differences in vehicle and inflator design between the relevant vehicles sold internationally and those sold in the U.S. We continue to gather and analyze evidence about these inflators and to share our findings with regulators. We were required to recall certain vehicles sold outside of the U.S. in the three months ended March 31, 2018 to replace Takata inflators in these vehicles. Additional recalls, if any, could be material to our results of operations and cash flows. We continue to monitor the international situation.
Through April 17, 2018 we are aware of three putative class actions pending against GM in federal court in the U.S., one putative class action in Mexico and three putative class actions pending in various Provincial Courts in Canada arising out of allegations that airbag inflators manufactured by Takata are defective. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

Product Liability With respect to product liability claims (other than claims relating to the ignition switch recalls discussed above) involving our and General Motors Corporation products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. In addition we indemnify dealers for certain product liability related claims including products sold by General Motors Corporation's dealers. At March 31, 2018 and December 31, 2017 liabilities of $576 million and $595 million were recorded in Accrued liabilities and Other liabilities for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. We also provide vehicle repurchase guarantees and payment guarantees on commercial loans outstanding with third parties such as dealers. These guarantees terminate in years ranging from 2018 to 2032 or upon the occurrence of specific events

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

or are ongoing. We believe that the related potential costs incurred are adequately covered and our recorded accruals are insignificant. The maximum liability, calculated as future undiscounted payments, was $5.1 billion for these guarantees at March 31, 2018 and December 31, 2017, the majority of which relate to the indemnification agreements.

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

Note 15. Income Taxes
For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. We have open tax years from 2008 to 2017 with various significant tax jurisdictions.

In the three months ended March 31, 2018 Income tax expense of $466 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. The recorded effective tax rate is higher than the applicable statutory tax rate due primarily to losses incurred in jurisdictions for which a valuation allowance is recorded. In the three months ended March 31, 2017 Income tax expense of $787 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $898 million including tax benefits from foreign dividends, partially offset by tax benefits related to tax settlements.

At March 31, 2018 we had $22.8 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances.

The Tax Act was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. We recognized the tax effects of the Tax Act in the three months ended December 31, 2017 and recorded $7.3 billion in tax expense. The tax expense relates almost entirely to the remeasurement of deferred tax assets to the 21% tax rate. Upon completion of our 2017 U.S. income tax return later in 2018 we may identify additional remeasurement adjustments to our recorded deferred tax assets. We will continue to assess our provision for income taxes as future guidance is issued but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

Note 16. Restructuring and Other Initiatives
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

	Three Months Ended
	March 31, 2018	March 31, 2017
Balance at beginning of period	$227	$268
Additions, interest accretion and other	455	40
Payments	(37)	(22)
Revisions to estimates and effect of foreign currency	(12)	10
Balance at end of period	$633	$296

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the three months ended March 31, 2018 restructuring and other initiatives primarily included the closure of a facility by the end of May 2018 and other restructuring actions in Korea. We recorded charges of $900 million in GMI consisting of $464 million in non-cash asset impairments, not reflected in the table above, and $436 million in employee separation charges, which are reflected in the table above, in the three months ended March 31, 2018. We expect to incur approximately $100 million in additional employee separation charges and approximately $800 million in cash outflows for employee separations and statutory pension payments, primarily in the three months ending June 30, 2018. Restructuring and other initiatives were insignificant in the three months ended March 31, 2017.

Note 17. Stockholders' Equity and Noncontrolling Interests
We had 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance and 1.4 billion shares of common stock issued and outstanding at March 31, 2018 and December 31, 2017. In the three months ended March 31, 2018 we purchased three million shares of our outstanding common stock for $100 million as part of the common stock repurchase program announced in March 2015, which our Board of Directors increased and extended in January 2016 and January 2017. We did not purchase shares of our outstanding common stock in the three months ended March 31, 2017. Our total dividends paid on common stock were $536 million and $573 million in the three months ended March 31, 2018 and 2017.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended
	March 31, 2018	March 31, 2017
Foreign Currency Translation Adjustments
Balance at beginning of period	$(1,606)	$(2,355)
Other comprehensive income and noncontrolling interests, net of reclassification adjustment, tax and impact of adoption of accounting standards(a)(b)(c)(d)	108	91
Balance at end of period	$(1,498)	$(2,264)

Defined Benefit Plans
Balance at beginning of period	$(6,398)	$(6,968)
Other comprehensive loss before reclassification adjustment, net of tax and impact of adoption of accounting standards(c)(d)	(170)	(77)
Reclassification adjustment, net of tax(c)	44	48
Other comprehensive loss, net of tax and impact of adoption of accounting standards(c)(d)	(126)	(29)
Balance at end of period	$(6,524)	$(6,997)
__________

(a)	The noncontrolling interests were insignificant in the three months ended March 31, 2018 and 2017.

(b)	The reclassification adjustment was insignificant in the three months ended March 31, 2018 and 2017.

(c)	The income tax effect was insignificant in the three months ended March 31, 2018 and 2017.

(d)	Refer to Note 1 for additional information on adoption of accounting standards.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 18. Earnings Per Share

	Three Months Ended
	March 31, 2018	March 31, 2017
Basic earnings per share
Income from continuing operations(a)	$1,116	$2,677
Less: cumulative dividends on GM Financial preferred stock	(14)	—
Income from continuing operations attributable to common stockholders	1,102	2,677
Loss from discontinued operations, net of tax	70	69
Net income attributable to common stockholders	$1,032	$2,608

Weighted-average common shares outstanding	1,408	1,505

Basic earnings per common share – continuing operations	$0.78	$1.78
Basic loss per common share – discontinued operations	$0.05	$0.05
Basic earnings per common share	$0.73	$1.73
Diluted earnings per share
Income from continuing operations attributable to common stockholders – diluted(a)	$1,102	$2,677
Loss from discontinued operations, net of tax – diluted	$70	$69
Net income attributable to common stockholders – diluted	$1,032	$2,608

Weighted-average common shares outstanding – basic	1,408	1,505
Dilutive effect of warrants and awards under stock incentive plans	22	27
Weighted-average common shares outstanding – diluted	1,430	1,532

Diluted earnings per common share – continuing operations	$0.77	$1.75
Diluted loss per common share – discontinued operations	$0.05	$0.05
Diluted earnings per common share	$0.72	$1.70
Potentially dilutive securities(b)	4	—
__________

(a)	Net of Net (income) loss attributable to noncontrolling interests.

(b)
Potentially dilutive securities attributable to outstanding stock options and Restricted Stock Units (RSUs) were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

Note 19. Discontinued Operations
On March 5, 2017 we entered into the Agreement to sell our European Business to PSA Group. On July 31, 2017 we closed the sale of our Opel/Vauxhall Business to PSA Group, and on October 31, 2017 we closed the sale of the Fincos to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. For a further description of the terms and conditions of the Agreement refer to Note 3 of our 2017 Form 10-K.

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

In 2017, PSA Group provided a number of post-closing working capital and other adjustments under the Agreement and other ancillary agreements. During the three months ended March 31, 2018, we reached final agreement with PSA Group with respect to these adjustments, as well as certain other matters related to the European Business. The cost of resolving these matters is classified in discontinued operations and was insignificant.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

We will purchase from and supply to PSA Group certain vehicles for a period of time following closing. Total net sales and revenue of $607 million and purchases and expenses of $476 million related to transactions with the Opel/Vauxhall Business were included in continuing operations during the three months ended March 31, 2018. Cash payments were $426 million and cash receipts of $811 million were recorded in Net cash provided by (used in) operating activities – continuing operations related to transactions with the Opel/Vauxhall Business during the three months ended March 31, 2018.

The following table summarizes the results of the European Business operations:

	Three Months Ended
	March 31, 2018	March 31, 2017
Automotive net sales and revenue	$—	$4,699
GM Financial net sales and revenue	—	128
Total net sales and revenue	—	4,827
Automotive cost of sales	—	4,560
GM Financial interest, operating and other expenses	—	100
Automotive selling, general, and administrative expense	—	326
Other income items	—	3
Loss from discontinued operations before taxes	—	156
Loss on sale of discontinued operations before taxes	70	—
Total loss from discontinued operations before taxes	70	156
Income tax expense (benefit)	—	(87)
Loss from discontinued operations, net of tax	$70	$69

Note 20. Segment Reporting

We analyze the results of our business through the following segments: GMNA, GMI and GM Financial. As discussed in Note 1, the European Business is presented as discontinued operations and is excluded from our segment results for all periods presented. The European Business was previously reported as our GM Europe (GME) segment and part of GM Financial. The chief operating decision maker evaluates the operating results and performance of our automotive segments through earnings before interest and income taxes-adjusted, which is presented net of noncontrolling interests. The chief operating decision maker evaluates GM Financial through earnings before income taxes-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategic initiatives. Our automotive manufacturing operations are integrated within the segments, benefit from broad-based trade agreements and are subject to regulatory requirements. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles attract customers to dealer showrooms and help maintain sales volumes for other, more profitable vehicles and contribute towards meeting required fuel efficiency standards. As a result of these and other factors, we do not manage our business on an individual brand or vehicle basis.

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

Our automotive operations' interest income and interest expense, Maven, legacy costs from the Opel/Vauxhall Business (primarily pension costs), corporate expenditures including autonomous vehicle-related engineering and other costs and certain nonsegment

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

specific revenues and expenses are recorded centrally in Corporate. Corporate assets consist primarily of cash and cash equivalents, marketable securities, our investment in Lyft, Inc. (Lyft), goodwill, intangibles, Maven vehicles and intercompany balances. Retained net underfunded pension liabilities related to the European Business are also recorded in Corporate. All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment:

	At and For the Three Months Ended March 31, 2018
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$27,818	$4,848	$49		$32,715	$3,411	$(27)	$36,099
Earnings (loss) before interest and taxes-adjusted	$2,233	$189	$(259)		$2,163	$443	$4	$2,610
Adjustments(a)	$—	$(942)	$—		$(942)	$—	$—	(942)
Automotive interest income								64
Automotive interest expense								(150)
Net (loss) attributable to noncontrolling interests								(6)
Income before income taxes								1,576
Income tax expense								(466)
Income from continuing operations								1,110
(Loss) from discontinued operations, net of tax								(70)
Net loss attributable to noncontrolling interests								6
Net income attributable to stockholders								$1,046

Equity in net assets of nonconsolidated affiliates	$77	$8,525	$—	$—	$8,602	$1,281	$—	$9,883
Total assets	$101,247	$28,981	$26,902	$(38,354)	$118,776	$101,210	$(1,260)	$218,726
Depreciation and amortization	$1,109	$153	$12	$—	$1,274	$1,823	$—	$3,097
Impairment charges	$25	$459	$—	$—	$484	$—	$—	$484
Equity income	$2	$594	$—	$—	$596	$52	$—	$648
__________

(a)	Consists of charges related to restructuring actions in Korea in GMI.

	At and For the Three Months Ended March 31, 2017
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Financial	Eliminations	Total
Net sales and revenue	$29,338	$5,138	$174		$34,650	$2,748	$(132)	$37,266
Earnings (loss) before interest and taxes-adjusted	$3,471	$178	$(323)		$3,326	$228	$—	$3,554
Adjustments	$—	$—	$—		$—	$—	$—	—
Automotive interest income								57
Automotive interest expense								(147)
Net income attributable to noncontrolling interests								9
Income before income taxes								3,473
Income tax expense								(787)
Income from continuing operations								2,686
(Loss) from discontinued operations, net of tax								(69)
Net (income) attributable to noncontrolling interests								(9)
Net income attributable to stockholders								$2,608

Equity in net assets of nonconsolidated affiliates	$77	$8,341	$—	$—	$8,418	$998	$—	$9,416
Total assets(a)	$105,968	$27,955	$39,872	$(36,154)	$137,641	$94,684	$(1,532)	$230,793
Depreciation and amortization	$1,102	$191	$2	$(1)	$1,294	$1,428	$—	$2,722
Impairment charges	$15	$1	$5	$—	$21	$—	$—	$21
Equity income	$5	$504	$—	$—	$509	$46	$—	$555
__________

(a)	Assets in Corporate and GM Financial include assets classified as held for sale.

*  *  *  *  *  *  *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Basis of Presentation This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the audited consolidated financial statements and notes thereto included in our 2017 Form 10-K.

The European Business is presented as discontinued operations in our condensed consolidated financial statements for all periods presented. Unless otherwise indicated, information in this report relates to our continuing operations.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our 2017 Form 10-K for a discussion of these risks and uncertainties. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions.

Non-GAAP Measures Unless otherwise indicated, our non-GAAP measures discussed in this MD&A are related to our continuing operations and not our discontinued operations. Our non-GAAP measures include earnings before interest and taxes (EBIT)-adjusted, presented net of noncontrolling interests, Core EBIT-adjusted, EPS-diluted-adjusted, effective tax rate-adjusted (ETR-adjusted), return on invested capital-adjusted (ROIC-adjusted), adjusted automotive free cash flow and Core adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

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

EBIT-adjusted EBIT-adjusted is presented net of noncontrolling interests and is used by management and can be used by investors to review our consolidated operating results because it excludes automotive interest income, automotive interest expense and income taxes as well as certain additional adjustments that are not considered part of our core operations. Examples of adjustments to EBIT include but are not limited to impairment charges on long-lived assets and other exit costs resulting from strategic shifts in our operations or discrete market and business conditions; costs arising from the ignition switch recall and related legal matters; and certain currency devaluations associated with hyperinflationary economies. For EBIT-adjusted and our other non-GAAP measures, once we have made an adjustment in the current period for an item, we will also adjust the related non-GAAP measure in any future periods in which there is a significant impact from the item.

Core EBIT-adjusted Core EBIT-adjusted is used by management and can be used by investors to review our core consolidated operating results. Core EBIT-adjusted begins with EBIT-adjusted and excludes the EBIT-adjusted results of our autonomous vehicle operations, including Cruise Automation Inc. (Cruise), Maven and our investment in Lyft.

EPS-diluted-adjusted EPS-diluted-adjusted is used by management and can be used by investors to review our consolidated diluted EPS results on a consistent basis. EPS-diluted-adjusted is calculated as net income attributable to common stockholders-diluted less income (loss) from discontinued operations on an after-tax basis, adjustments noted above for EBIT-adjusted and certain income tax adjustments divided by weighted-average common shares outstanding-diluted. Examples of income tax adjustments include the establishment or reversal of significant deferred tax asset valuation allowances.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

during the same period. Adjustments to the average equity balances exclude assets and liabilities classified as either assets held for sale or liabilities held for sale.

Adjusted automotive free cash flow Adjusted automotive free cash flow is used by management and can be used by investors to review the liquidity of our automotive operations and to measure and monitor our performance against our capital allocation program and evaluate our automotive liquidity against the substantial cash requirements of our automotive operations. We measure adjusted automotive free cash flow as automotive operating cash flow from continuing operations less capital expenditures adjusted for management actions. Management actions can include voluntary events such as discretionary contributions to employee benefit plans or nonrecurring specific events such as a plant closure that are considered special for EBIT-adjusted purposes. Refer to the "Liquidity and Capital Resources" section of this MD&A for our reconciliation of Net automotive cash provided by (used in) operating activities under U.S. GAAP to this non-GAAP measure.

Core adjusted automotive free cash flow Core adjusted automotive free cash flow is used by management and can be used by investors to review the liquidity of our automotive operations and to measure and monitor our performance against our capital allocation program and evaluate our automotive liquidity against the substantial cash requirements of our automotive operations. Core adjusted automotive free cash flow begins with adjusted automotive free cash flow from continuing operations and excludes the free cash flows of our autonomous vehicle operations, including Cruise, Maven and our investment in Lyft.

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,
	2018	2017	2017	2016	2017	2016	2017	2016
Net income (loss) attributable to stockholders	$1,046	$2,608	$(5,151)	$1,835	$(2,981)	$2,773	$1,660	$2,866
(Income) loss from discontinued operations, net of tax	70	69	277	120	3,096	(5)	770	(106)
Income tax expense	466	787	7,896	303	2,316	902	534	877
Automotive interest expense	150	147	145	150	151	145	132	144
Automotive interest income	(64)	(57)	(82)	(45)	(59)	(43)	(68)	(50)
Adjustments
GMI restructuring(a)	942	—	—	—	—	—	540	—
Ignition switch recall and related legal matters(b)	—	—	—	235	—	(110)	114	115
Total adjustments	942	—	—	235	—	(110)	654	115
EBIT-adjusted	$2,610	$3,554	$3,085	$2,598	$2,523	$3,662	$3,682	$3,846
_________

(a)
These adjustments were excluded because of a strategic decision to rationalize our core operations by exiting or significantly reducing our presence in various international markets to focus resources on opportunities expected to deliver higher returns. The adjustment in the three months ended March 31, 2018 primarily consists of asset impairments and employee separation costs in Korea. The adjustment in the three months ended June 30, 2017 primarily consists of asset impairments and other restructuring actions in India, South Africa and Venezuela.

(b)	These adjustments were excluded because of the unique events associated with the ignition switch recall, which included various investigations, inquiries, and complaints from constituents.

The following table reconciles EBIT-adjusted to Core EBIT-adjusted:

	Three Months Ended		Year Ended
	March 31, 2018	March 31, 2017	December 31, 2017
EBIT-adjusted(a)	$2,610	$3,554	$12,844
EBIT loss-adjusted – autonomous vehicle operations	188	148	706
Core EBIT-adjusted	$2,798	$3,702	$13,550
________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A.

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31, 2018		March 31, 2017
	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$1,032	$0.72	$2,608	$1.70
Diluted loss per common share – discontinued operations	70	0.05	69	0.05
Adjustment – GMI restructuring	942	0.66	—	—
EPS-diluted-adjusted	$2,044	$1.43	$2,677	$1.75

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended
	March 31, 2018			March 31, 2017
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$1,576	$466	29.6%	$3,473	$787	22.7%
Adjustment – GMI restructuring	942	—		—	—
ETR-adjusted	$2,518	$466	18.5%	$3,473	$787	22.7%

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	March 31, 2018	March 31, 2017
Net income (loss) attributable to stockholders	$(5.4)	$10.1
Average equity	$39.3	$44.8
ROE	(13.8)%	22.5%

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	March 31, 2018	March 31, 2017
EBIT-adjusted(a)	$11.9	$13.7
Average equity	$39.3	$44.8
Add: Average automotive debt and interest liabilities (excluding capital leases)	12.7	10.0
Add: Average automotive net pension & OPEB liability	20.6	21.5
Less: Average automotive net income tax asset	(26.9)	(32.4)
ROIC-adjusted average net assets	$45.7	$43.9
ROIC-adjusted	26.0%	31.1%
__________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A.

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

In addition to our EBIT-adjusted margin improvement goal, our overall financial targets include total annual operational and functional cost savings of $6.5 billion through 2018 compared to 2014 costs, of which approximately $5.7 billion has been realized as of March 31, 2018, and which will more than offset our planned incremental investments in brand building, engineering and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

technology as we launch new products; and execution of our capital allocation program as described in the "Liquidity and Capital Resources" section of this MD&A.

For the year ending December 31, 2018 we expect EPS-diluted-adjusted to be in the mid-six dollar range. We do not consider the potential future impact of adjustments on our expected financial results. We expect Core EBIT-adjusted and Core adjusted automotive free cash flow to be in line with 2017. Core EBIT-adjusted was $13.6 billion and Core adjusted automotive free cash flow was $5.7 billion in the year ended December 31, 2017. Core consists of all operations excluding our autonomous vehicle operations, including Cruise, Maven car sharing entities, and our investment in Lyft. The following table reconciles expected diluted earnings per common share under U.S. GAAP to expected EPS-diluted-adjusted:

Year Ending December 31, 2018
Diluted earnings per common share	$ 5.52-5.82
Diluted loss per common share – discontinued operations(a)	0.05
Adjustment – GMI restructuring	0.73
Tax effect on adjustment(b)	—
EPS-diluted-adjusted	$ 6.30-6.60
__________

(a)	Refer to Note 19 to our condensed consolidated financial statements for further details.

(b)	The tax effect of the adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction in which the adjustment relates.

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

GMNA Industry sales in North America were 5.1 million units in the three months ended March 31, 2018, representing an increase of 1.2% compared to the corresponding period in 2017. U.S. industry sales were 4.2 million units in the three months ended March 31, 2018 and we expect industry unit sales of approximately 17 million for the full year.

Our vehicle sales in the U.S., our largest market in North America, totaled 0.7 million units for a market share of 17.0% in the three months ended March 31, 2018, representing an increase of 0.2 percentage points compared to the corresponding period in 2017. We continue to lead the U.S. industry in market share.

In the year ending December 31, 2018 we expect to sustain an EBIT-adjusted margin of approximately 10% on continued strength of U.S. industry light vehicle sales, key product launches and continued focus on overall cost savings. Based on our current cost structure, we continue to estimate GMNA’s breakeven point at the U.S. industry level to be in the range of 10.0 to 11.0 million units.

GMI China industry sales were 6.7 million units in the three months ended March 31, 2018 representing an 8.0% increase compared to the corresponding period in 2017. Our China retail volumes totaled 1.0 million units for market share of 14.8% in the three months ended March 31, 2018, which was flat compared to the corresponding period in 2017. We continue to see strength in sales of our Cadillac and Baojun passenger vehicles and SUVs, as well as positive momentum in Chevrolet sales driven by new product launches. Wuling sales were impacted by the market shift away from mini commercial vehicles. Our Automotive China JVs generated equity income of $0.6 billion in the three months ended March 31, 2018. We expect low industry growth in 2018 and a continuation of pricing pressures, which will continue to pressure margins. We continue to expect equal to increased vehicle sales in 2018 driven by new launches and expect to sustain strong China equity income by focusing on improvements in vehicle mix, cost efficiencies, and downstream performance optimization.

Outside of China, many markets across the segment continue to improve, resulting in industry sales of 6.6 million units, representing an increase of 4.1% in the three months ended March 31, 2018 compared to the corresponding period in 2017. This increase was due primarily to increases in India, Brazil and Argentina. Our retail vehicle sales totaled 0.3 million units for a market share of 4.2% in the three months ended March 31, 2018, representing a decrease of 0.6 percentage points compared to the corresponding period in 2017.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In February 2018 we announced our decision to close a facility by the end of May 2018 and other restructuring actions in Korea. We recorded charges of $0.9 billion consisting of $0.5 billion in non-cash asset impairments and $0.4 billion in employee separation charges in the three months ended March 31, 2018. We expect to incur approximately $0.1 billion of additional employee separation charges in the three months ending June 30, 2018. The charges are considered special for EBIT-adjusted, EPS-diluted-adjusted and adjusted automotive free cash flow reporting purposes. We expect to incur approximately $0.8 billion in cash outflows, primarily in the three months ending June 30, 2018 for employee separations and statutory pension payments. Refer to Note 16 to our condensed consolidated financial statements for information related to these restructuring actions.
In early 2018 we proposed a viability plan to lower GM Korea's manufacturing capacity and operating costs in response to difficult market and operating conditions. In April 2018 GM Korea reached an agreement with its labor union in furtherance of the viability plan. That agreement is conditional upon GM Korea reaching a definitive agreement with the Korea Development Bank (KDB), one of GM Korea's minority owners, to provide financial support necessary for GM Korea's continued operations. On April 26, 2018, the KDB tentatively agreed to invest $750 million in GM Korea. That tentative agreement remains subject to further negotiations but is expected to be executed in the three months ending June 30, 2018.
Corporate Beginning in 2012 through April 13, 2018, we purchased an aggregate of 507 million shares of our outstanding common stock under our common stock repurchase programs for $16.3 billion.

The ignition switch recall has led to various inquiries, investigations, subpoenas, requests for information and complaints from agencies or other representatives of U.S. federal, state and Canadian governments. In addition, these and other recalls have resulted in a number of claims and lawsuits. Such lawsuits and investigations could in the future result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies. Refer to Note 14 to our condensed consolidated financial statements for additional information.

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

Although we do not believe there is a safety defect at this time in any unrecalled GM vehicles within scope of the Takata DIRs, in cooperation with NHTSA we have filed Preliminary DIRs covering certain of our GMT900 vehicles, which are full-size pickup trucks and SUVs. We have also filed petitions for inconsequentiality with respect to the vehicles subject to those Preliminary DIRs. NHTSA has consolidated our petitions and will rule on them at the same time.

While these petitions have been pending, we have provided NHTSA with the results of our long-term studies and the studies performed by third-party experts, all of which form the basis for our determination that the inflators in these vehicles do not present an unreasonable risk to safety and that no repair should ultimately be required.

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

GM is engaged in discussions with regulators outside the U.S. with respect to Takata inflators. There are significant differences in vehicle and inflator design between the relevant vehicles sold internationally and those sold in the U.S. We continue to gather and analyze evidence about these inflators and to share our findings with regulators. We were required to recall certain vehicles sold outside of the U.S. in the three months ended March 31, 2018 to replace Takata inflators in these vehicles. Additional recalls, if any, could be material to our results of operations and cash flows. We continue to monitor the international situation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

On June 26, 2017, Takata filed for bankruptcy protection in the United States and Japan. On April 11, 2018 the sale of Takata to Key Safety Systems, Inc. was finalized, and as a result we received a restitution payment.

Contingently Issuable Shares  Under the Amended and Restated Master Sale and Purchase Agreement between us and Motors Liquidation Company we may be obligated to issue Adjustment Shares of our common stock in the event that allowed general unsecured claims against the GUC Trust, as estimated by the Bankruptcy Court, exceed $35.0 billion. Refer to Note 14 to our condensed consolidated financial statements for a description of the contingently issuable Adjustment Shares.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and retail vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data, which represents sales directly to dealers and others, including sales to fleet customers, is the measure that correlates to our revenue from the sale of vehicles, which is the largest component of Automotive net sales and revenue. Wholesale vehicle sales exclude vehicles sold by joint ventures. In the three months ended March 31, 2018, 34.9% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Three Months Ended
	March 31, 2018		March 31, 2017
GMNA(a)	893	77.0%	940	75.9%
GMI(b)	266	23.0%	299	24.1%
Total	1,159	100.0%	1,239	100.0%

Discontinued operations	—		303
__________

(a)	Wholesale vehicle sales related to transactions with the European Business were insignificant for the three months ended March 31, 2017.

(b)	Wholesale vehicle sales include 48 vehicles related to transactions with the European Business for the three months ended March 31, 2017.

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

Retail vehicle sales data includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Certain joint venture agreements in China allow for the contractual right to report vehicle sales of non-GM trademarked vehicles by those joint ventures. Retail vehicle sales data includes vehicles used by dealers under courtesy transportation programs and vehicles sold through the dealer registration channel. This sales channel consists primarily of dealer demonstrator, loaner and self-registered vehicles which are not eligible to be sold as new vehicles after being registered by dealers. Certain fleet sales that are accounted for as operating leases are included in retail vehicle sales at the time of delivery to daily rental car companies. The following table summarizes total industry retail sales, or estimated sales where retail sales volume is not available, of vehicles and our related competitive position by geographic region (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended
	March 31, 2018			March 31, 2017
	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,202	716	17.0%	4,105	690	16.8%
Other	862	111	13.0%	898	126	14.1%
Total North America(a)	5,064	827	16.3%	5,003	816	16.3%
Asia/Pacific, Middle East and Africa
China(b)	6,671	986	14.8%	6,177	913	14.8%
Other(c)	5,558	115	2.1%	5,440	157	2.9%
Total Asia/Pacific, Middle East and Africa(a)	12,229	1,101	9.0%	11,617	1,070	9.2%
South America
Brazil	546	92	16.8%	472	82	17.3%
Other	537	75	14.0%	467	66	14.1%
Total South America(a)	1,083	167	15.5%	939	148	15.7%
Total in GM markets	18,376	2,095	11.4%	17,559	2,034	11.6%
Total Europe	5,015	1	—%	5,070	310	6.1%
Total Worldwide(d)	23,391	2,096	9.0%	22,629	2,344	10.4%
United States
Cars	1,347	146	10.9%	1,503	179	11.9%
Trucks	1,207	300	24.8%	1,157	292	25.2%
Crossovers	1,648	270	16.4%	1,445	219	15.1%
Total United States	4,202	716	17.0%	4,105	690	16.8%
China(b)
SGMS		457			386
SGMW and FAW-GM		529			527
Total China	6,671	986	14.8%	6,177	913	14.8%
__________

(a)	Sales of Opel/Vauxhall outside of Europe were insignificant in the three months ended March 31, 2018 and 2017.

(b)
Our China sales include the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC GM Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). We use estimated vehicle registrations data as the basis for calculating industry volume and market share in China.

(c)	Includes Industry and GM sales in India and South Africa. As of December 31, 2017 we have ceased sales of Chevrolet for the domestic markets in India and South Africa.

(d)	We do not currently export vehicles to Cuba, Iran, North Korea, Sudan or Syria. Accordingly these countries are excluded from industry sales data and corresponding calculation of market share.

In the three months ended March 31, 2018 we estimate we had the largest market share in North America and South America, and the number three market share in the Asia/Pacific, Middle East and Africa region, which included the number two market share in China.

The sales and market share data provided in the table above includes both fleet vehicle sales and sales to retail customers. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than sales to retail customers. Prior to January 1, 2018 a significant portion of the sales to daily rental car companies were recorded as operating leases under U.S. GAAP with no recognition of revenue at the date of initial delivery due to guaranteed repurchase obligations. Beginning January 1, 2018, a significant portion of the sales to daily rental car companies are recorded as sales. The following table summarizes estimated fleet sales and those sales as a percentage of total retail vehicle sales (vehicles in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
GMNA	188	168
GMI	75	89
Total fleet sales	263	257

Fleet sales as a percentage of total retail vehicle sales	12.6%	12.6%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes United States fleet sales (vehicles in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Daily rental sales	79	72
Other fleet sales	85	71
Total fleet sales	164	143

GM Financial Summary and Outlook GM Financial has expanded its leasing and prime lending programs in North America; therefore, leasing and prime lending have become a larger percentage of the originations and retail portfolio balance. The industry supply of used vehicles resulting from off-lease returns is expected to continue to increase through 2019. As a result, we expect a decline in used car prices in the U.S. between 5% and 6% in 2018 as compared to 2017, although we have experienced stronger results than anticipated in the three months ended March 31, 2018. The following table summarizes the residual value as well as the number of units included in GM Financial equipment on operating leases, net by vehicle type (units in thousands):

	March 31, 2018			December 31, 2017
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Cars	$5,518	430	25.6%	$5,701	450	27.2%
Trucks	7,317	292	17.4%	7,173	285	17.3%
Crossovers	14,201	852	50.8%	13,723	818	49.5%
SUVs	3,939	103	6.2%	3,809	99	6.0%
Total	$30,975	1,677	100.0%	$30,406	1,652	100.0%

GM Financial's retail penetration in North America declined to approximately 39% in the three months ended March 31, 2018 from approximately 48% in the corresponding period in 2017 due to lower lease share and down payment assistance being offered on fewer vehicles, with a smaller incentive per vehicle. In the three months ended March 31, 2018 GM Financial's revenue consisted of leased vehicle income of 72%, retail finance charge income of 22%, and commercial finance charge income of 4%. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles.

Consolidated Results We review changes in our results of operations under five categories: volume, mix, price, cost and other. Volume measures the impact of changes in wholesale vehicle volumes driven by industry volume, market share and changes in dealer stock levels. Mix measures the impact of changes to the regional portfolio due to product, model, trim, country and option penetration in current year wholesale vehicle volumes. Price measures the impact of changes related to Manufacturer’s Suggested Retail Price and various sales allowances. Cost includes primarily: (1) material and freight; (2) manufacturing, engineering, advertising, administrative and selling and warranty expense; and (3) non-vehicle related activity. Other includes primarily foreign exchange and non-vehicle related automotive revenues as well as equity income or loss from our nonconsolidated affiliates. Refer to the regional sections of this MD&A for additional information. We adopted ASU 2014-09 on a modified retrospective basis effective January 1, 2018. The impacts of the new standard are reflected in this MD&A. Refer to Note 1 of our condensed consolidated financial statements for additional information.

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	March 31, 2018	March 31, 2017			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$27,818	$29,338	$(1,520)	(5.2)%	$(1.3)	$(0.7)	$0.3	$0.2
GMI	4,848	5,138	(290)	(5.6)%	$(0.5)	$0.2	$0.1	$(0.1)
Corporate	49	174	(125)	(71.8)%				$(0.1)
Automotive	32,715	34,650	(1,935)	(5.6)%	$(1.8)	$(0.4)	$0.4	$—
GM Financial	3,411	2,748	663	24.1%				$0.7
Eliminations	(27)	(132)	105	79.5%		$—		$0.1
Total net sales and revenue	$36,099	$37,266	$(1,167)	(3.1)%	$(1.8)	$(0.5)	$0.4	$0.7

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	March 31, 2018	March 31, 2017			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$24,294	$24,534	$240	1.0%	$0.9	$0.1	$(0.6)	$(0.2)
GMI	5,772	5,083	(689)	(13.6)%	$0.4	$—	$(1.0)	$(0.1)
Corporate	143	276	133	48.2%		$—	$0.1	$—
Eliminations	(25)	(132)	(107)	(81.1)%		$—	$(0.1)
Total automotive cost of sales	$30,184	$29,761	$(423)	(1.4)%	$1.3	$0.1	$(1.6)	$(0.3)

In the three months ended March 31, 2018 unfavorable Cost was due primarily to: (1) charges of $0.9 billion primarily related to asset impairments and employee separation costs in Korea; (2) increased material and freight costs of $0.5 billion related to vehicles launched within the last twelve months incorporating significant exterior and/or interior changes (Majors); and (3) increased raw material costs related to carryover vehicles of $0.2 billion; partially offset by (4) favorable material performance of $0.2 billion related to carryover vehicles. In the three months ended March 31, 2018 unfavorable Other was due primarily to the foreign currency effect of $0.3 billion due to the strengthening of various currencies against the U.S. Dollar.

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2018	March 31, 2017		%
Income tax expense	$466	$787	$321	40.8%

In the three months ended March 31, 2018 Income tax expense decreased due primarily to a decrease in pretax income and changes resulting from U.S. tax reform.

GM North America

	Three Months Ended		Favorable / (Unfavorable)%		Variance Due To
	March 31, 2018	March 31, 2017			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$27,818	$29,338	$(1,520)	(5.2)%	$(1.3)	$(0.7)	$0.3		$0.2
EBIT-adjusted	$2,233	$3,471	$(1,238)	(35.7)%	$(0.4)	$(0.5)	$0.3	$(0.5)	$(0.1)
EBIT-adjusted margin	8.0%	11.8%	(3.8)%
	(Vehicles in thousands)
Wholesale vehicle sales	893	940	(47)	(5.0)%

GMNA Total Net Sales and Revenue In the three months ended March 31, 2018 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes due to a decrease in sales of passenger cars and full-size trucks due to planned downtime, partially offset by an increase in sales of fleet vehicles, inclusive of the new revenue standard impacts; (2) unfavorable mix associated with the decrease in full-size trucks; partially offset by (3) favorable pricing for Majors of $0.5 billion, partially offset by unfavorable pricing for carryover vehicles of $0.2 billion, inclusive of the new revenue standard impacts; and (4) favorable Other due primarily to the foreign currency effect resulting from the strengthening of the Canadian Dollar and Mexican Peso against the U.S. Dollar.

GMNA EBIT-Adjusted In the three months ended March 31, 2018 EBIT-adjusted decreased due primarily to: (1) unfavorable Cost due to increased material costs for Majors of $0.5 billion, increased raw material costs of $0.2 billion related to carryover vehicles, partially offset by favorable materials performance of $0.2 billion related to carryover vehicles; (2) unfavorable mix due to a decrease in sales of full-size trucks; and (3) decreased net wholesale volumes; partially offset by (4) favorable pricing.

GM International

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	March 31, 2018	March 31, 2017		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$4,848	$5,138	$(290)	(5.6)%	$(0.5)	$0.2	$0.1		$(0.1)
EBIT-adjusted	$189	$178	$11	6.2%	$(0.1)	$0.2	$0.1	$(0.1)	$(0.1)
EBIT-adjusted margin	3.9%	3.5%	0.4%
Equity income — Automotive China	$597	$504	$93	18.5%
EBIT (loss)-adjusted — excluding Equity income	$(408)	$(326)	$(82)	(25.2)%
	(Vehicles in thousands)
Wholesale vehicle sales	266	299	(33)	(11.0)%

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the three months ended March 31, 2018 Total net sales and revenue decreased due primarily to decreased wholesale volumes in Korea and Asia/Pacific due to the withdrawal from the Indian and South African markets in 2017, partially offset by favorable mix driven by increased sales of the Chevrolet Tracker in Brazil and SUVs in the Middle East.

GMI EBIT-Adjusted In the three months ended March 31, 2018 EBIT-adjusted increased due primarily to: (1) favorable mix driven by decreased low-margin sales in Korea and increased sales of SUVs in the Middle East; partially offset by (2) decreased wholesale volumes in Asia/Pacific; and (3) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Argentine Peso against the U.S. Dollar.

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

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Wholesale vehicles including vehicles exported to markets outside of China	1,066	992
Total net sales and revenue	$13,719	$11,201
Net income	$1,177	$1,046

GM Financial

	Three Months Ended		Increase/ (Decrease)%
	March 31, 2018	March 31, 2017
Total revenue	$3,411	$2,748	$663	24.1%
Provision for loan losses	$136	$211	$(75)	(35.5)%
Earnings before income taxes-adjusted	$443	$228	$215	94.3%
	(Dollars in billions)
Average debt outstanding	$81.5	$67.0	$14.5	21.6%
Effective rate of interest paid	3.6%	3.6%	—%

GM Financial Revenue In the three months ended March 31, 2018 Total revenue increased due primarily to increased leased vehicle income of $0.5 billion due to a larger lease portfolio.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial Earnings Before Income Taxes-Adjusted In the three months ended March 31, 2018 Earnings before income taxes-adjusted increased due primarily to increased net leased vehicle income of $0.2 billion due primarily to a larger lease portfolio, partially offset by an increase in interest expense due to an increase in average debt outstanding.

Liquidity and Capital Resources We believe that our current level of cash and cash equivalents, marketable securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations and future debt issuances. We also maintain access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on three objectives: (1) reinvest in our business; (2) maintain a strong investment-grade balance sheet; and (3) return available cash to shareholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $8.5 billion annually as well as payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls, the settlements of the multidistrict litigation and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (4) dividend payments on our common stock that are declared by our Board of Directors; and (5) payments to purchase shares of our common stock authorized by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A, Item 1A. Risk Factors, and the “Risk Factors” section of our 2017 Form 10-K, some of which are outside of our control.

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

Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors, not less than once annually. Management reaffirmed and our Board of Directors approved the capital allocation program, which includes reinvesting in our business at an average target ROIC-adjusted rate of 20% or greater, maintaining a strong investment-grade balance sheet, including a target average cash balance of $18 billion, and returning available cash to shareholders.

As part of our capital allocation program, our Board of Directors authorized programs to purchase $9 billion in aggregate of our common stock which were completed in the three months ended September 30, 2016 and 2017. We announced in January 2017 that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date, subsequent to completing the remaining portion of the previously announced programs. We completed $1.6 billion of the $5 billion program through March 31, 2018, which included $0.1 billion purchased in the three months ended March 31, 2018 in conjunction with the sale of GM common stock by the UAW Retiree Medical Benefits Trust. From inception of the program in 2015 through April 13, 2018 we had purchased an aggregate of 302 million shares of our outstanding common stock under our common stock repurchase program for $10.6 billion. We returned total cash to shareholders of $0.6 billion, consisting of dividends paid on our common stock and purchases of our common stock in the three months ended March 31, 2018.

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable securities and funds available under credit facilities. The amount of available liquidity is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. There have been no significant changes in the management of our liquidity, including the allocation of our available liquidity, the composition of our portfolio and our investment guidelines since December 31, 2017. Refer to the “Liquidity and Capital Resources” section of MD&A in our 2017 Form 10-K.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. The total size of our credit facilities was $14.5 billion at March 31, 2018 and December 31, 2017, which consisted principally of our two primary revolving credit facilities. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.4 billion at March 31, 2018 and December 31, 2017. GM Financial had access to our revolving credit facilities at March 31, 2018 and December 31, 2017 but did not borrow against them. We had intercompany loans from GM Financial of $0.5 billion and $0.4 billion at March 31, 2018 and December 31, 2017, which consisted primarily of commercial loans to dealers we consolidate, and we had no intercompany loans to GM Financial.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In April 2018 we amended and restated our two existing revolving credit facilities and entered into a third facility, increasing our aggregate borrowing capacity from $14.5 billion to $16.5 billion. These facilities consist of a 364-day, $2.0 billion facility, a three-year, $4.0 billion facility and a five-year, $10.5 billion facility. The facilities are available to us as well as certain wholly owned subsidiaries, including GM Financial. The three-year, $4.0 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a letter of credit sub-facility of $1.1 billion. The five-year, $10.5 billion facility allows for borrowings in U.S. Dollars and other currencies. The 364-day, $2.0 billion facility allows for borrowing in U.S. Dollars only. We have allocated the 364-day, $2.0 billion facility for exclusive use by GM Financial. Total automotive available credit under the facility remains unchanged at $14.5 billion.

As a means to access the strong liquidity available in our China JVs, from time to time, we may borrow from our joint ventures to provide additional liquidity to support our operations and capital investment. In the three months ended March 31, 2018, we borrowed $1.3 billion from SGM pursuant to a short-term unsecured note payable due in June 2018. Upon repayment, we expect to receive a dividend from SGM. The China JVs have sufficient cash on hand to fund ongoing operations.

The following table summarizes our automotive available liquidity (dollars in billions):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$10.1	$11.2
Marketable securities	7.1	8.3
Available liquidity(a)	17.2	19.6
Available under credit facilities	14.1	14.1
Total automotive available liquidity(a)	$31.3	$33.6
__________

(a)	Amounts do not add due to rounding.

The following table summarizes the changes in our automotive available liquidity (dollars in billions):

Three Months Ended March 31, 2018
Operating cash flow	$(1.2)
Capital expenditures	(2.3)
Dividends paid and payments to purchase common stock	(0.6)
Issuance of unsecured note payable to SGM	1.3
Other non-operating	0.5
Total change in automotive available liquidity	$(2.3)

Automotive Cash Flow (Dollars in Billions)

	Three Months Ended		Change
	March 31, 2018	March 31, 2017
Operating Activities
Income from continuing operations	$0.7	$2.5	$(1.8)
Depreciation, amortization and impairment charges	1.8	1.3	0.5
Pension and OPEB activities	(0.7)	(0.6)	(0.1)
Working capital	(2.0)	(1.0)	(1.0)
Equipment on operating leases, net	0.3	(0.3)	0.6
Accrued and other liabilities	(1.1)	(1.6)	0.5
Income taxes	0.4	0.7	(0.3)
Undistributed earnings of nonconsolidated affiliates, net	(0.6)	(0.5)	(0.1)
Other	0.0	0.6	(0.6)
Net automotive cash provided by (used in) operating activities	$(1.2)	$1.1	$(2.3)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2018 the decrease in Net automotive cash provided by (used in) operating activities was due primarily to: (1) unfavorable impacts from decreased Income from continuing operations, net of impairments and restructuring accruals of $0.9 billion due primarily to Korea restructuring charges; and (2) unfavorable Working capital due primarily to unfavorable accounts receivable and other timing items; partially offset by (3) the re–timing of cash receipts and payments with GM Financial as well as other external sources totaling $0.6 billion.

	Three Months Ended		Change
	March 31, 2018	March 31, 2017
Investing Activities
Capital expenditures	$(2.3)	$(1.7)	$(0.6)
Acquisitions and liquidations of marketable securities, net	1.1	1.6	(0.5)
Other	0.1	—	0.1
Net automotive cash used in investing activities	$(1.1)	$(0.1)	$(1.0)

	Three Months Ended		Change
	March 31, 2018	March 31, 2017
Financing Activities
Dividends paid and payments to purchase common stock	$(0.6)	$(0.6)	$—
Issuance of unsecured note payable to SGM	1.3	—	1.3
Other	0.3	—	0.3
Net automotive cash provided by (used in) financing activities	$1.0	$(0.6)	$1.6

Adjusted Automotive Free Cash Flow (Dollars in Billions)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net automotive cash provided by (used in) operating activities – continuing operations	$(1.2)	$1.1
Less: capital expenditures – continuing operations	(2.3)	(1.7)
Adjusted automotive free cash flow – continuing operations	(3.5)	(0.6)
Net automotive cash provided by operating activities – discontinued operations	—	0.3
Less: capital expenditures – discontinued operations	—	(0.3)
Adjusted automotive free cash flow	$(3.5)	$(0.6)

Core Adjusted Automotive Free Cash Flow (Dollars in Billions)

	Three Months Ended		Year Ended
	March 31, 2018	March 31, 2017	December 31, 2017
Adjusted automotive free cash flow – continuing operations(a)	$(3.5)	$(0.6)	$5.2
Net automotive cash used in operating activities – autonomous vehicle operations	0.2	0.1	0.5
Capital expenditures – autonomous vehicle operations	—	—	—
Core adjusted automotive free cash flow	$(3.3)	$(0.5)	$5.7
__________

(a)	Refer to the reconciliation of Adjusted automotive free cash flow within this section of MD&A.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating, Moody's Investor Service and Standard & Poor's. In March 2018 DBRS Limited revised their outlook to Positive from Stable. All other credit ratings remained unchanged since December 31, 2017.

Automotive Financing – GM Financial Liquidity GM Financial's primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, servicing fees, net distributions from credit facilities, securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. GM Financial's primary

GENERAL MOTORS COMPANY AND SUBSIDIARIES

uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured debt facilities, operating expenses and interest costs. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt between secured and unsecured debt. The following table summarizes GM Financial's available liquidity (dollars in billions):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$4.2	$4.3
Borrowing capacity on unpledged eligible assets	14.1	12.5
Borrowing capacity on committed unsecured lines of credit	0.1	0.1
Total GM Financial available liquidity	$18.4	$16.9

In the three months ended March 31, 2018 available liquidity increased due primarily to an increase in receivables eligible to be pledged and a decrease in advances outstanding on secured revolving credit facilities.

GM Financial had the ability to borrow against our revolving credit facilities but did not borrow against them as of March 31, 2018. GM Financial's borrowing ability was revised with our amended and restated credit facilities in April 2018. Refer to the Automotive Liquidity section of this MD&A for additional details.

GM Financial Cash Flow (Dollars in Billions)

	Three Months Ended		Change
	March 31, 2018	March 31, 2017
Net cash provided by operating activities	$1.7	$1.3	$0.4
Net cash used in investing activities	$(3.6)	$(6.9)	$3.3
Net cash provided by financing activities	$2.8	$5.7	$(2.9)

In the three months ended March 31, 2018 Net cash provided by operating activities increased due primarily to an increase in net leased vehicle income, partially offset by increased interest expense and operating expenses.

In the three months ended March 31, 2018 Net cash used in investing activities decreased due primarily to: (1) increased proceeds from the termination of leased vehicles of $1.3 billion; (2) decreased purchases and funding of finance receivables of $1.0 billion; (3) increased collections on finance receivables of $0.8 billion; and (4) decreased purchases of leased vehicles of $0.2 billion

In the three months ended March 31, 2018 Net cash provided by financing activities decreased due primarily to a decrease in borrowings, net of payments, of $2.9 billion.

Critical Accounting Estimates The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A section in our 2017 Form 10-K, as supplemented by the subsequent discussion of sales incentives for the adoption of ASU 2014-09. Refer to Note 1 to our condensed consolidated financial statements for additional information on the adoption of ASU 2014-09.

Sales Incentives The estimated effect of sales incentives offered to dealers and end customers is recorded as a reduction of Automotive net sales and revenue at the time of sale. There may be numerous types of incentives available at any particular time. Incentive programs are generally brand specific, model specific or sales region specific and are for specified time periods, which may be extended. Significant factors used in estimating the cost of incentives include forecasted sales volume, product type, product mix, customer behavior and assumptions concerning market conditions. Historical experience is also considered when establishing our future expectations. A change in any of these factors affecting the estimate could have a significant effect on recorded sales incentives. Subsequent adjustments to incentive estimates are possible as facts and circumstances change over time, which could affect the revenue previously recognized in Automotive net sales and revenue.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Forward-Looking Statements In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include among others the following: (1) our ability to deliver new products, services and customer experiences in response to new participants in the automotive industry; (2) our ability to timely fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers; (3) the success of our crossovers, SUVs and full-size pickup trucks; (4) our ability to reduce the costs associated with the manufacture and sale of electric vehicles; (5) global automobile market sales volume, which can be volatile; (6) our significant business in China which subjects us to unique operational, competitive and regulatory risks; (7) our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (8) the international scale and footprint of our operations which exposes us to a variety of political, economic and regulatory risks, including the risk of changes in government leadership and laws (including tax laws), economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, changes in foreign exchange rates, economic downturns in foreign countries, differing local product preferences and product requirements, compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations and difficulties in obtaining financing in foreign countries; (9) any significant disruption at one of our manufacturing facilities could disrupt our production schedule; (10) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (11) prices of raw materials used by us and our suppliers; (12) our highly competitive industry, which is characterized by excess manufacturing capacity and the use of incentives and the introduction of new and improved vehicle models by our competitors; (13) the possibility that competitors may independently develop products and services similar to ours and there are no guarantees that our intellectual property rights would prevent competitors from independently developing or selling those products or services; (14) our ability to manage risks related to security breaches and other disruptions to our vehicles, information technology networks and systems; (15) our ability to comply with extensive laws and regulations applicable to our industry, including those regarding fuel economy and emissions; (16) costs and risks associated with litigation and government investigations; (17) our ability to comply with the terms of the DPA; (18) the cost and effect on our reputation of product safety recalls and alleged defects in products and services; (19) our ability to successfully and cost-effectively restructure our operations in various countries, including Korea with minimal disruption to our supply chain and operations, globally; (20) our ability to realize production efficiencies and to achieve reductions in costs; (21) our continued ability to develop captive financing capability through GM Financial; and (22) significant increases in our pension expense or projected pension contributions resulting from changes in the value of plan assets or the discount rate applied to value the pension liabilities or mortality or other assumption changes. A further list and description of these risks, uncertainties and other factors can be found in our 2017 Form 10-K and our subsequent filings with the SEC.

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

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since December 31, 2017. Refer to Item 7A of our 2017 Form 10-K.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2018. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

Refer to the discussion in the "Litigation-Related Liability and Tax Administrative Matters" section in Note 14 to our condensed consolidated financial statements and the 2017 Form 10-K for information relating to legal proceedings.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We must successfully restructure our operations in Korea. In early 2018, we announced significant restructuring actions and proposed a viability plan to lower GM Korea's manufacturing capacity and operating costs in response to difficult market and operating conditions. In April 2018, GM Korea reached an agreement with its labor union addressing the need to improve GM Korea's financial and operational performance. That agreement is conditional upon GM Korea reaching a definitive agreement with the KDB, one of GM Korea's minority owners, to provide financial support necessary for GM Korea's continued operations. On April 26, 2018, the KDB tentatively agreed to invest $750 million in GM Korea. That tentative agreement remains subject to further negotiations but is expected to be executed in the three months ending June 30, 2018. In the event this tentative agreement is not consummated, we may be required to take further actions to address GM Korea’s financial and operational performance, which could have a material adverse impact on our financial performance. Refer to Note 14 and Note 16 to our condensed consolidated financial statements and the MD&A for additional information on the financial impact of recent actions taken in GM Korea and to Item 1A. Risk Factors of our 2017 Form 10-K for a description of additional risks that could affect our results of operations and financial condition.

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended March 31, 2018:

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
January 1, 2018 through January 31, 2018	113,532	$43.75	—	$3.5 billion
February 1, 2018 through February 28, 2018	6,554,595	$40.86	2,518,257	$3.4 billion
March 1, 2018 through March 31, 2018	660,232	$41.05	—	$3.4 billion
Total	7,328,359	$40.92	2,518,257
__________

(a)
Shares purchased include authorized shares that were a part of our stock repurchase plan. In addition, shares purchased consist of shares retained by us for the payment of the exercise price upon the exercise of warrants and shares delivered by employees or directors to us for the payment of taxes resulting from issuance of common stock upon the vesting of RSUs, Performance Stock Units (PSUs) and Restricted Stock Awards relating to compensation plans. Refer to our 2017 Form 10-K for additional details on warrants outstanding and employee stock incentive plans.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
10.1	Form of PSU Award Agreement	Filed Herewith
10.2	Form of Option Award Agreement	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	April 26, 2018