Form 10-Q
period 2018-06-30
General Motors Co
filed 2018-07-25
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 13, 2018 the number of shares outstanding of common stock was 1,410,888,316 shares.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales and revenue
Automotive	$33,275	$33,998	$65,966	$68,517
GM Financial	3,485	2,986	6,893	5,733
Total net sales and revenue (Note 3)	36,760	36,984	72,859	74,250
Costs and expenses
Automotive and other cost of sales	30,071	29,535	60,255	59,296
GM Financial interest, operating and other expenses	2,996	2,675	6,010	5,241
Automotive and other selling, general and administrative expense	2,216	2,477	4,588	4,833
Total costs and expenses	35,283	34,687	70,853	69,370
Operating income	1,477	2,297	2,006	4,880
Automotive interest expense	159	132	309	279
Interest income and other non-operating income, net	930	272	1,479	754
Equity income (Note 8)	637	530	1,285	1,085
Income before income taxes	2,885	2,967	4,461	6,440
Income tax expense (Note 15)	519	534	985	1,321
Income from continuing operations	2,366	2,433	3,476	5,119
Loss from discontinued operations, net of tax (Note 19)	—	770	70	839
Net income	2,366	1,663	3,406	4,280
Net (income) loss attributable to noncontrolling interests	24	(3)	30	(12)
Net income attributable to stockholders	$2,390	$1,660	$3,436	$4,268

Net income attributable to common stockholders	$2,375	$1,660	$3,407	$4,268

Earnings per share (Note 18)
Basic earnings per common share – continuing operations	$1.68	$1.62	$2.47	$3.40
Basic loss per common share – discontinued operations	$—	$0.51	$0.05	$0.56
Basic earnings per common share	$1.68	$1.11	$2.42	$2.84
Weighted-average common shares outstanding – basic	1,410	1,497	1,409	1,501

Diluted earnings per common share – continuing operations	$1.66	$1.60	$2.43	$3.35
Diluted loss per common share – discontinued operations	$—	$0.51	$0.05	$0.55
Diluted earnings per common share	$1.66	$1.09	$2.38	$2.80
Weighted-average common shares outstanding – diluted	1,431	1,519	1,430	1,525

Dividends declared per common share	$0.38	$0.38	$0.76	$0.76
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$2,366	$1,663	$3,406	$4,280
Other comprehensive loss, net of tax (Note 17)
Foreign currency translation adjustments and other	(328)	93	(294)	201
Defined benefit plans	234	(211)	227	(240)
Other comprehensive loss, net of tax	(94)	(118)	(67)	(39)
Comprehensive income	2,272	1,545	3,339	4,241
Comprehensive (income) loss attributable to noncontrolling interests	28	(4)	35	(12)
Comprehensive income attributable to stockholders	$2,300	$1,541	$3,374	$4,229

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$15,087	$15,512
Marketable securities (Note 4)	6,924	8,313
Accounts and notes receivable, net	9,663	8,164
GM Financial receivables, net (Note 5; Note 9 at VIEs)	22,005	20,521
Inventories (Note 6)	10,833	10,663
Equipment on operating leases, net (Note 7)	690	1,106
Other current assets (Note 4; Note 9 at VIEs)	5,249	4,465
Total current assets	70,451	68,744
Non-current Assets
GM Financial receivables, net (Note 5; Note 9 at VIEs)	22,996	21,208
Equity in net assets of nonconsolidated affiliates (Note 8)	8,788	9,073
Property, net	38,003	36,253
Goodwill and intangible assets, net	5,720	5,849
Equipment on operating leases, net (Note 7; Note 9 at VIEs)	44,054	42,882
Deferred income taxes	23,285	23,544
Other assets (Note 4; Note 9 at VIEs)	5,344	4,929
Total non-current assets	148,190	143,738
Total Assets	$218,641	$212,482

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$24,660	$23,929
Short-term debt and current portion of long-term debt (Note 10)
Automotive	2,807	2,515
GM Financial (Note 9 at VIEs)	25,457	24,450
Accrued liabilities	27,368	25,996
Total current liabilities	80,292	76,890
Non-current Liabilities
Long-term debt (Note 10)
Automotive	11,012	10,987
GM Financial (Note 9 at VIEs)	58,983	56,267
Postretirement benefits other than pensions (Note 13)	5,853	5,998
Pensions (Note 13)	11,989	13,746
Other liabilities	11,876	12,394
Total non-current liabilities	99,713	99,392
Total Liabilities	180,005	176,282
Commitments and contingencies (Note 14)
Equity (Note 17)
Common stock, $0.01 par value	14	14
Additional paid-in capital	25,465	25,371
Retained earnings	18,873	17,627
Accumulated other comprehensive loss	(8,171)	(8,011)
Total stockholders’ equity	36,181	35,001
Noncontrolling interests	2,455	1,199
Total Equity	38,636	36,200
Total Liabilities and Equity	$218,641	$212,482

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities
Income from continuing operations	$3,476	$5,119
Depreciation and impairment of Equipment on operating leases, net	3,723	3,155
Depreciation, amortization and impairment charges on Property, net	2,987	2,782
Foreign currency remeasurement and transaction losses	106	105
Undistributed earnings of nonconsolidated affiliates, net	710	487
Pension contributions and OPEB payments	(932)	(753)
Pension and OPEB income, net	(627)	(405)
Provision for deferred taxes	586	1,303
Change in other operating assets and liabilities	(4,476)	(4,365)
Net cash provided by operating activities – continuing operations	5,553	7,428
Net cash provided by operating activities – discontinued operations	—	131
Net cash provided by operating activities	5,553	7,559
Cash flows from investing activities
Expenditures for property	(4,351)	(4,186)
Available-for-sale marketable securities, acquisitions	(1,571)	(2,149)
Available-for-sale marketable securities, liquidations	2,886	4,872
Purchases of finance receivables, net	(10,778)	(10,577)
Principal collections and recoveries on finance receivables	7,420	6,003
Purchases of leased vehicles, net	(9,122)	(9,884)
Proceeds from termination of leased vehicles	5,303	2,724
Other investing activities	7	62
Net cash used in investing activities – continuing operations	(10,206)	(13,135)
Net cash provided by (used in) investing activities – discontinued operations (Note 19)	166	(788)
Net cash used in investing activities	(10,040)	(13,923)
Cash flows from financing activities
Net increase (decrease) in short-term debt	644	(413)
Proceeds from issuance of debt (original maturities greater than three months)	23,157	27,131
Payments on debt (original maturities greater than three months)	(18,840)	(13,331)
Payments to purchase common stock	(100)	(1,496)
Proceeds from issuance of preferred stock (Note 17)	1,261	—
Dividends paid	(1,104)	(1,145)
Other financing activities	(363)	(237)
Net cash provided by financing activities – continuing operations	4,655	10,509
Net cash provided by financing activities – discontinued operations	—	31
Net cash provided by financing activities	4,655	10,540
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(245)	209
Net increase (decrease) in cash, cash equivalents and restricted cash	(77)	4,385
Cash, cash equivalents and restricted cash at beginning of period	17,848	15,160
Cash, cash equivalents and restricted cash at end of period	$17,771	$19,545

Cash, cash equivalents and restricted cash – continuing operations at end of period (Note 4)	$17,771	$18,920
Cash, cash equivalents and restricted cash – discontinued operations at end of period	$—	$625
Significant Non-cash Investing and Financing Activity
Non-cash property additions – continuing operations	$4,429	$4,086
Non-cash property additions – discontinued operations	$—	$482

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2017	$15	$26,983	$26,168	$(9,330)	$239	$44,075
Net income	—	—	4,268	—	12	4,280
Other comprehensive loss	—	—	—	(39)	—	(39)
Purchase of common stock	—	(760)	(736)	—	—	(1,496)
Exercise of common stock warrants	—	4	—	—	—	4
Stock based compensation	—	101	(16)	—	—	85
Cash dividends paid on common stock	—	—	(1,137)	—	—	(1,137)
Dividends to noncontrolling interests	—	—	—	—	(8)	(8)
Other	—	—	—	—	(39)	(39)
Balance at June 30, 2017	$15	$26,328	$28,547	$(9,369)	$204	$45,725

Balance at January 1, 2018	$14	$25,371	$17,627	$(8,011)	$1,199	$36,200
Adoption of accounting standards (Note 1)	—	—	(1,046)	(98)	—	(1,144)
Net income	—	—	3,436	—	(30)	3,406
Other comprehensive loss	—	—	—	(62)	(5)	(67)
Issuance of preferred stock (Note 17)	—	—	—	—	1,261	1,261
Purchase of common stock	—	(44)	(56)	—	—	(100)
Exercise of common stock warrants	—	2	—	—	—	2
Cash dividends paid on common stock	—	—	(1,071)	—	—	(1,071)
Dividends to noncontrolling interests	—	—	—	—	(37)	(37)
Other	—	136	(17)	—	67	186
Balance at June 30, 2018	$14	$25,465	$18,873	$(8,171)	$2,455	$38,636

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation
General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells cars, trucks, crossovers and automobile parts worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our continuing operations through the following segments: GM North America (GMNA), GM International (GMI), GM Cruise and GM Financial. GM Cruise is our global segment designed to build, grow and invest in our autonomous vehicles business. As a result of the growing importance of our autonomous vehicle operations, we moved these operations from Corporate to GM Cruise and began presenting GM Cruise as a new reportable segment in the three months ended June 30, 2018. All periods presented have been recast to reflect the segment changes. Nonsegment operations and Maven, our ride- and car-sharing business, are classified as Corporate. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain nonsegment specific revenues and expenses.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Form 10-K. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions. In the three months ended June 30, 2018 we changed the presentation of our condensed consolidated statements of cash flows to separately classify Depreciation and impairment of Equipment on operating leases, net and Depreciation, amortization and impairment charges on Property, net. We have made corresponding reclassifications to the comparable information for all periods presented.

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

Beginning January 1, 2018 certain transfers to daily rental companies are accounted for as sales when ownership of the vehicle is not expected to transfer back to us. Such transactions were previously accounted for as operating leases. Transfers that occurred prior to January 2018 continue to be accounted for as operating leases because at the original time of transfer an expectation existed that ownership of the vehicle would transfer back to us.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the financial statement line items within our condensed consolidated income statement and balance sheet significantly impacted by ASU 2014-09:

	Three Months Ended June 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Income Statement
Automotive net sales and revenue	$33,275	$33,443	$(168)
Automotive and other cost of sales	$30,071	$29,760	$311
Income before income taxes	$2,885	$3,209	$(324)
Net income attributable to stockholders	$2,390	$2,629	$(239)

	Six Months Ended June 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Income Statement
Automotive net sales and revenue	$65,966	$65,002	$964
Automotive and other cost of sales	$60,255	$59,225	$1,030
Income before income taxes	$4,461	$4,340	$121
Net income attributable to stockholders	$3,436	$3,331	$105

	June 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Balance Sheet
Equipment on operating leases, net	$690	$1,678	$(988)
Deferred income taxes	$23,285	$22,858	$427
Accrued liabilities	$27,368	$25,942	$1,426
Other liabilities	$11,876	$12,282	$(406)
Retained earnings	$18,873	$20,104	$(1,231)

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

Effective January 1, 2018 we adopted ASU 2016-15, "Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Payments" (ASU 2016-15), which clarified guidance on the classification of certain cash receipts and payments in the statement of cash flows. The adoption of ASU 2016-15 did not have a material impact on our condensed consolidated financial statements and prior periods were not restated.

Effective January 1, 2018 we adopted ASU 2017-07, "Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07) on a retrospective basis, which requires that the service cost component of net periodic pension and other postretirement benefits (OPEB) (income) expense be presented in the same income statement line item as other employee compensation costs. The remaining components of net periodic pension and OPEB (income) expense are now presented outside operating income. Amounts previously reflected in Operating income were reclassified to Interest income and other non-operating income, net in accordance with the provisions of ASU 2017-07. Refer to Note 13 for amounts that were reclassified.

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

Automotive Automotive net sales and revenue represents the amount of consideration to which we expect to be entitled in exchange for vehicle, parts and accessories and services and other sales. The consideration recognized represents the amount received, typically shortly after the sale to a customer, net of estimated dealer and customer sales incentives we reasonably expect to pay. Significant factors in determining our estimates of incentives include forecasted sales volume, product type, product mix, customer behavior and assumptions concerning market conditions. Historical experience is also considered when establishing our future expectations. Subsequent adjustments to incentive estimates are possible as facts and circumstances change over time. When our customers have a right to return eligible parts and accessories, we consider the returns in our estimation of the transaction price. A portion of the consideration received is deferred for separate performance obligations, such as maintenance and vehicle connectivity, that will be provided to our customers at a future date. Taxes assessed by various government entities, such as sales, use and value-added taxes, collected at the time of the vehicle sale are excluded from Automotive net sales and revenue. Shipping and handling activities that occur after control of the vehicle transfers to the dealer are recognized at the time of sale and presented in Automotive and other cost of sales.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Vehicle, Parts and Accessories For the majority of vehicle and accessories sales our customers obtain control and we recognize revenue when the vehicle transfers to the dealer, which generally occurs when the vehicle is released to the carrier responsible for transporting it to a dealer. Revenue, net of estimated returns, is recognized on the sale of parts upon delivery to the customer.

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

Used Vehicles Proceeds from the auction of vehicles returned from daily rental car companies are recognized in Automotive net sales and revenue upon transfer of control of the vehicle to the customer and the related vehicle carrying value is recognized in Automotive and other cost of sales.

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

Automotive Certain foreign currency and commodity forward contracts have been designated as cash flow hedges. The risk being hedged is the foreign currency and commodity price risk related to forecasted transactions. If the contract has been designated as a cash flow hedge, the change in the fair value of the cash flow hedge is deferred in Accumulated other comprehensive loss and is recognized in Automotive and other cost of sales along with the earnings effect of the hedged item when the hedged item affects earnings.

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

Note 3. Revenue
The following table disaggregates our revenue by major source for revenue generating segments:

	Three Months Ended June 30, 2018
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations	Total
Vehicle, parts and accessories	$26,874	$4,489	$1	$31,364	$—	$(18)	$31,346
Used vehicles	769	68	—	837	—	(16)	821
Services and other	858	201	49	1,108	—	—	1,108
Automotive net sales and revenue	28,501	4,758	50	33,309	—	(34)	33,275
Leased vehicle income	—	—	—	—	2,497	—	2,497
Finance charge income	—	—	—	—	884	(1)	883
Other income	—	—	—	—	107	(2)	105
GM Financial net sales and revenue	—	—	—	—	3,488	(3)	3,485
Net sales and revenue	$28,501	$4,758	$50	$33,309	$3,488	$(37)	$36,760

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Six Months Ended June 30, 2018
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations	Total
Vehicle, parts and accessories	$52,756	$9,094	$10	$61,860	$—	$(25)	$61,835
Used vehicles	1,924	115	—	2,039	—	(33)	2,006
Services and other	1,639	397	89	2,125	—	—	2,125
Automotive net sales and revenue	56,319	9,606	99	66,024	—	(58)	65,966
Leased vehicle income	—	—	—	—	4,944	—	4,944
Finance charge income	—	—	—	—	1,750	(3)	1,747
Other income	—	—	—	—	205	(3)	202
GM Financial net sales and revenue	—	—	—	—	6,899	(6)	6,893
Net sales and revenue	$56,319	$9,606	$99	$66,024	$6,899	$(64)	$72,859

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales decreased revenue by $482 million and $628 million during the three and six months ended June 30, 2018.

Deferred revenue consists primarily of maintenance, extended warranty and other service contracts. We recognized revenue of $402 million and $785 million related to previously deferred revenue during the three and six months ended June 30, 2018. We expect to recognize revenue of $845 million in the six months ending December 31, 2018 and $885 million, $450 million and $569 million in the years ending December 31, 2019, 2020 and thereafter related to deferred revenue as of June 30, 2018.

Note 4. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt and equity securities which approximates cost:

	Fair Value Level	June 30, 2018	December 31, 2017
Cash and cash equivalents
Cash and time deposits(a)		$7,248	$6,962
Available-for-sale debt securities
U.S. government and agencies	2	1,307	750
Corporate debt	2	1,222	3,032
Sovereign debt	2	637	1,954
Total available-for-sale debt securities – cash equivalents		3,166	5,736
Money market funds	1	4,673	2,814
Total cash and cash equivalents		$15,087	$15,512
Marketable debt securities
U.S. government and agencies	2	$2,028	$3,310
Corporate debt	2	3,414	3,665
Mortgage and asset-backed	2	666	635
Sovereign debt	2	816	703
Total available-for-sale debt securities – marketable securities		$6,924	$8,313
Restricted cash
Cash and cash equivalents		$205	$219
Money market funds	1	2,479	2,117
Total restricted cash		$2,684	$2,336

Available-for-sale debt securities included above with contractual maturities(b)
Due in one year or less		$4,741
Due between one and five years		4,683
Total available-for-sale debt securities with contractual maturities		$9,424

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

__________

(a)
Includes $2.0 billion in GM Cruise Cash and cash equivalents and $361 million that is designated exclusively to fund capital expenditures in GM Korea Company (GM Korea). Refer to Note 17 for additional information.

(b)	Excludes mortgage and asset-backed securities.

Sales proceeds from investments classified as available-for-sale and sold prior to maturity were $1.0 billion and $750 million in the three months ended June 30, 2018 and 2017 and $2.0 billion and $1.4 billion in the six months ended June 30, 2018 and 2017. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three and six months ended June 30, 2018 and 2017. Cumulative unrealized gains and losses on available-for-sale debt securities were insignificant at June 30, 2018 and December 31, 2017.

Investments in equity securities where market quotations are not available are accounted for at fair value primarily using Level 3 inputs. We recorded an unrealized gain of $142 million in Interest income and other non-operating income, net in the three and six months ended June 30, 2018 to adjust an investment in an equity security to a fair value of $884 million at June 30, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

June 30, 2018
Cash and cash equivalents	$15,087
Restricted cash included in Other current assets	2,153
Restricted cash included in Other assets	531
Total	$17,771

Note 5. GM Financial Receivables and Transactions

	June 30, 2018			December 31, 2017
	Retail	Commercial	Total	Retail	Commercial	Total
Finance receivables, collectively evaluated for impairment, net of fees	$33,278	$10,273	$43,551	$30,486	$9,935	$40,421
Finance receivables, individually evaluated for impairment, net of fees	2,277	46	2,323	2,228	22	2,250
GM Financial receivables	35,555	10,319	45,874	32,714	9,957	42,671
Less: allowance for loan losses	(815)	(58)	(873)	(889)	(53)	(942)
GM Financial receivables, net	$34,740	$10,261	$45,001	$31,825	$9,904	$41,729

Fair value of GM Financial receivables			$44,629			$41,735

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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Allowance for loan losses at beginning of period	$912	$867	$942	$805
Provision for loan losses	128	158	264	369
Charge-offs	(298)	(273)	(593)	(571)
Recoveries	145	142	268	285
Effect of foreign currency	(14)	(1)	(8)	5
Allowance for loan losses at end of period	$873	$893	$873	$893

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The allowance for loan losses on retail and commercial finance receivables included a collective allowance of $560 million and $611 million and a specific allowance of $313 million and $331 million at June 30, 2018 and December 31, 2017.

Retail Finance Receivables We use proprietary scoring systems in the underwriting process that measure the credit quality of retail finance receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score or its equivalent) and contract characteristics. We also consider other factors such as employment history, financial stability and capacity to pay. Subsequent to origination we review the credit quality of retail finance receivables based on customer payment activity. At June 30, 2018 and December 31, 2017, 29% and 33% of retail finance receivables were from consumers with sub-prime credit scores, which are defined as FICO scores or equivalent scores of less than 620 at the time of loan origination.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $822 million and $778 million at June 30, 2018 and December 31, 2017. The following table summarizes the contractual amount of delinquent retail finance receivables, which is not significantly different than the recorded investment of the retail finance receivables:

	June 30, 2018		June 30, 2017
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,178	3.3%	$1,076	3.4%
Greater-than-60 days delinquent	462	1.3%	464	1.5%
Total finance receivables more than 30 days delinquent	1,640	4.6%	1,540	4.9%
In repossession	57	0.2%	43	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,697	4.8%	$1,583	5.1%

Retail finance receivables classified as troubled debt restructurings and individually evaluated for impairment were $2.3 billion and $2.2 billion and the allowance for loan losses included $307 million and $328 million of specific allowances on these receivables at June 30, 2018 and December 31, 2017.

Commercial Finance Receivables Our commercial finance receivables consist of dealer financings, primarily for inventory purchases. A proprietary model is used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. Dealers in Group VI are subject to additional restrictions on funding, including suspension of lines of credit and liquidation of assets. The commercial finance receivables on non-accrual status were insignificant at June 30, 2018 and December 31, 2017. The following table summarizes the credit risk profile by dealer risk rating of the commercial finance receivables:

		June 30, 2018	December 31, 2017
Group I	– Dealers with superior financial metrics	$1,945	$1,915
Group II	– Dealers with strong financial metrics	3,939	3,465
Group III	– Dealers with fair financial metrics	2,992	3,239
Group IV	– Dealers with weak financial metrics	970	997
Group V	– Dealers warranting special mention due to elevated risks	396	260
Group VI	– Dealers with loans classified as substandard, doubtful or impaired	77	81
		$10,319	$9,957

Transactions with GM Financial The following table shows transactions between our Automotive segments and GM Financial. These amounts are shown in GM Financial's condensed consolidated balance sheets and statements of income. All balance sheet transactions in the table below are eliminated. Income statement amounts may not fully eliminate due to timing.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	June 30, 2018	December 31, 2017
Condensed Consolidated Balance Sheets
Commercial finance receivables, net due from GM consolidated dealers	$379	$355
Direct-financing lease receivables from GM subsidiaries	$120	$88
Subvention receivable(a)	$735	$306
Commercial loan funding payable	$75	$90

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$137	$122	$267	$232
Leased vehicle subvention earned	$813	$754	$1,611	$1,460
__________

(a)
Cash paid by Automotive segments to GM Financial for subvention was $1.1 billion and $1.2 billion for the three months ended June 30, 2018 and 2017 and $1.7 billion and $2.2 billion for the six months ended June 30, 2018 and 2017.

Note 6. Inventories

	June 30, 2018	December 31, 2017
Total productive material, supplies and work in process	$4,267	$4,203
Finished product, including service parts	6,566	6,460
Total inventories	$10,833	$10,663

Note 7. Equipment on Operating Leases
Equipment on operating leases consists of leases to retail customers that are recorded as operating leases and vehicle sales to daily rental car companies with an actual or expected repurchase obligation.

	June 30, 2018	December 31, 2017
Equipment on operating leases	$55,570	$53,947
Less: accumulated depreciation	(10,826)	(9,959)
Equipment on operating leases, net(a)	$44,744	$43,988
__________

(a)	Includes $44.1 billion and $42.9 billion of GM Financial Equipment on operating leases, net at June 30, 2018 and December 31, 2017.

Depreciation expense related to Equipment on operating leases, net was $1.8 billion and $1.6 billion in the three months ended June 30, 2018 and 2017 and $3.7 billion and $3.1 billion in the six months ended June 30, 2018 and 2017.

The following table summarizes minimum rental payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Minimum rental receipts under operating leases	$3,650	$5,709	$2,981	$667	$52	$2	$13,061

Note 8. Equity in Net Assets of Nonconsolidated Affiliates

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Automotive China equity income	$592	$509	$1,189	$1,013
Other joint ventures equity income	45	21	96	72
Total Equity income	$637	$530	$1,285	$1,085

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2017.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$12,601	$10,815	$26,320	$22,016
Automotive China JVs' net income	$1,194	$902	$2,371	$1,948
Dividends received from our nonconsolidated affiliates were $2.0 billion in the three and six months ended June 30, 2018 and $1.6 billion in the three and six months ended June 30, 2017. We had undistributed earnings of $1.5 billion and $2.2 billion related to our nonconsolidated affiliates at June 30, 2018 and December 31, 2017.

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

	June 30, 2018	December 31, 2017
Restricted cash – current	$2,014	$1,740
Restricted cash – non-current	$474	$527
GM Financial receivables, net of fees – current	$15,674	$15,141
GM Financial receivables, net of fees – non-current	$12,513	$12,944
GM Financial equipment on operating leases, net	$21,831	$22,222
GM Financial short-term debt and current portion of long-term debt	$18,610	$18,972
GM Financial long-term debt	$20,213	$20,356

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

Note 10. Automotive and GM Financial Debt

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total automotive debt	$13,819	$14,362	$13,502	$15,088
Fair value utilizing Level 1 inputs		$12,042		$13,202
Fair value utilizing Level 2 inputs		$2,320		$1,886

The fair value of automotive debt measured utilizing Level 1 inputs was based on quoted prices in active markets for identical instruments that a market participant can access at the measurement date. The fair value of automotive debt measured utilizing Level 2 inputs was based on a discounted cash flow model using observable inputs. This model utilizes observable inputs such as contractual repayment terms and benchmark yield curves, plus a spread based on our senior unsecured notes that is intended to represent our nonperformance risk. We obtain the benchmark yield curves and yields on unsecured notes from independent sources

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

that are widely used in the financial industry. At June 30, 2018 and December 31, 2017 the fair value of automotive debt exceeded its carrying amount due primarily to a decrease in bond yields compared to yields at the time of issuance.

In the three months ended March 31, 2018 we borrowed $1.3 billion from SAIC General Motors Corp., Ltd. (SGM) pursuant to a short-term unsecured note payable that we repaid in June 2018. In the three months ended June 30, 2018 we received dividends of $2.0 billion from our Automotive China JVs.

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

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$39,083	$39,024	$39,887	$39,948
Unsecured debt	45,357	45,845	40,830	41,989
Total GM Financial debt	$84,440	$84,869	$80,717	$81,937

Fair value utilizing Level 2 inputs		$82,604		$79,623
Fair value utilizing Level 3 inputs		$2,265		$2,314

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

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 9 for additional information on GM Financial's involvement with VIEs. In the six months ended June 30, 2018 GM Financial entered into new or renewed credit facilities with a total net additional borrowing capacity of $161 million, which had substantially the same terms as existing debt and GM Financial issued $10.3 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.81% and maturity dates ranging from 2022 to 2025.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the six months ended June 30, 2018 GM Financial issued $7.0 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.12% and maturity dates ranging from 2021 to 2028.

Each of the revolving credit facilities and the indentures governing GM Financial's notes contain terms and covenants including limitations on GM Financial's ability to incur certain liens.

Note 11. Derivative Financial Instruments
Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	June 30, 2018	December 31, 2017
Derivatives not designated as hedges(a)
Foreign currency	2	$4,459	$4,022
Commodity	2	632	606
PSA warrants(b)	2	46	48
Total derivative financial instruments		$5,137	$4,676

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

__________

(a)
The fair value of these derivative instruments at June 30, 2018 and December 31, 2017 and the gains/losses included in our condensed consolidated income statements for the three and six months ended June 30, 2018 and 2017 were insignificant, unless otherwise noted.

(b)
The fair value of the PSA warrants located in Other assets was $888 million and $764 million at June 30, 2018 and December 31, 2017. We recorded gains of $27 million and $153 million in Interest income and other non-operating income, net in the three and six months ended June 30, 2018.

We estimate the fair value of the PSA warrants using a Black-Scholes formula. The significant inputs to the model include the PSA stock price and the estimated dividend yield. The estimated dividend yield is adjusted based on the terms of the Master Agreement with PSA Group dated March 5, 2017 (the Agreement). Refer to Exhibit 2.1 of our 2017 Form 10-K for additional details. Under the terms of the Agreement upon exercise of the warrants we are entitled to receive any dividends by PSA between the issuance date and the conversion date.

GM Financial The following table presents the notional amounts of GM Financial's derivative financial instruments:

	Fair Value Level	June 30, 2018	December 31, 2017
Derivatives designated as hedges(a)
Fair value hedges – interest rate contracts(b)(c)	2	$11,154	$11,110
Cash flow hedges
Interest rate contracts	2	1,108	2,177
Foreign currency	2	2,122	1,574
Derivatives not designated as hedges(a)
Interest rate contracts(c)(d)	2	89,753	81,938
Foreign currency	2	1,884	1,201
Total derivative financial instruments		$106,021	$98,000
__________

(a)
The fair value of these derivative instruments at June 30, 2018 and December 31, 2017 and the gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and six months ended June 30, 2018 and 2017 were insignificant, unless otherwise noted.

(b)
The fair value of these derivative instruments located in Other liabilities was $460 million and $290 million at June 30, 2018 and December 31, 2017. The fair value of these derivative instruments located in Other assets was insignificant at June 30, 2018 and December 31, 2017.

(c)	Amounts accrued for interest payments in a net receivable position are included in Other assets.

(d)
The fair value of these derivative instruments located in Other assets was $534 million and $329 million at June 30, 2018 and December 31, 2017. The fair value of these derivative instruments located in Other liabilities was $563 million and $207 million at June 30, 2018 and December 31, 2017.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	June 30, 2018
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
GM Financial long-term debt	$15,452	$685
__________

(a)	Includes $167 million of hedging adjustments remaining on hedged items for which hedge accounting has been discontinued.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 12. Product Warranty and Related Liabilities

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Warranty balance at beginning of period	$8,133	$9,063	$8,332	$9,069
Warranties issued and assumed in period – recall campaigns	231	191	414	354
Warranties issued and assumed in period – product warranty	536	539	1,057	1,105
Payments	(717)	(786)	(1,452)	(1,595)
Adjustments to pre-existing warranties	(135)	(128)	(217)	(88)
Effect of foreign currency and other	(58)	11	(144)	45
Warranty balance at end of period	$7,990	$8,890	$7,990	$8,890

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at June 30, 2018. Refer to Note 14 for reasonably possible losses on Takata Corporation (Takata) matters.

Note 13. Pensions and Other Postretirement Benefits

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$82	$39	$5	$79	$40	$6
Interest cost	512	117	48	536	126	49
Expected return on plan assets	(972)	(208)	—	(919)	(172)	—
Amortization of prior service cost (credit)	(1)	1	(3)	(1)	1	(4)
Amortization of net actuarial (gains) losses	3	37	13	(2)	48	8
Net periodic pension and OPEB (income) expense	$(376)	$(14)	$63	$(307)	$43	$59

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$165	$105	$10	$158	$86	$10
Interest cost	1,025	237	98	1,072	251	98
Expected return on plan assets	(1,945)	(420)	—	(1,838)	(343)	—
Amortization of prior service cost (credit)	(2)	2	(7)	(2)	2	(7)
Amortization of net actuarial (gains) losses	5	74	26	(3)	95	16
Net periodic pension and OPEB (income) expense	$(752)	$(2)	$127	$(613)	$91	$117

The non-service cost components of the net periodic pension and OPEB income of $420 million and $330 million in the three months ended June 30, 2018 and 2017 and $841 million and $659 million in the six months ended June 30, 2018 and 2017 are presented in Interest income and other non-operating income, net. We used the practical expedient for retrospective presentation of the 2017 non-service cost components in this disclosure. Refer to Note 1 for additional details on the adoption of ASU 2017-07.

We expect to contribute approximately $1.2 billion to our non-U.S. pension plans in 2018, inclusive of approximately $300 million in payments of pension obligations for separated employees in Korea. Refer to Note 16 for additional information.

Note 14. Commitments and Contingencies

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At June 30, 2018 and December 31, 2017 we had accruals of $932 million and $930 million in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

Economic-Loss Claims We are aware of over 100 putative class actions pending against GM in U.S. and Canadian courts alleging that consumers who purchased or leased vehicles manufactured by GM or Motors Liquidation Company (formerly known as General Motors Corporation) had been economically harmed by one or more of the 2014 recalls and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). In general, these economic-loss cases seek recovery for purported compensatory damages, such as alleged benefit-of-the-bargain damages or damages related to alleged diminution in value of the vehicles, as well as punitive damages, injunctive relief and other relief.

Many of the pending U.S. economic-loss claims have been transferred to, and consolidated in, a single federal court, the U.S. District Court for the Southern District of New York (Southern District). These plaintiffs have asserted economic-loss claims under federal and state laws, including claims relating to recalled vehicles manufactured by GM and claims asserting successor liability relating to certain recalled vehicles manufactured by Motors Liquidation Company. The Southern District has dismissed various of these claims, including claims under the Racketeer Influenced and Corrupt Organization Act, claims for recovery for alleged reduction in the value of plaintiffs' vehicles due to damage to GM’s reputation and brand as a result of the ignition switch matter, and claims of certain plaintiffs who purchased a vehicle before GM came into existence in July 2009. The Southern District also dismissed certain state law claims at issue.

In August 2017 the Southern District granted our motion to dismiss the successor liability claims of plaintiffs in seven of the sixteen states at issue on the motion and called for additional briefing to decide whether plaintiffs' claims can proceed in the other nine states. In December 2017 the Southern District granted GM's motion and dismissed successor liability claims of plaintiffs in an additional state, but found that there are genuine issues of material fact that prevent summary judgment for GM in eight other states. In January 2018, GM moved for reconsideration of certain portions of the Southern District's December 2017 summary judgment ruling. That motion was granted in April 2018, dismissing plaintiffs' successor liability claims in any state where New York law applies.

Personal Injury Claims We also are aware of several hundred actions pending in various courts in the U.S. and Canada alleging injury or death as a result of defects that may be the subject of the 2014 recalls (personal injury cases). In general, these cases seek recovery for purported compensatory damages, punitive damages and other relief. Since 2016, several bellwether trials of personal injury cases have taken place in the Southern District and in a Texas state court, which is administering a Texas state multi-district litigation (MDL). None of these trials resulted in a finding of liability against GM. We are currently preparing for two additional bellwether trials in the Southern District MDL.

Appellate Litigation Regarding Successor Liability Ignition Switch In 2016, the United States Court of Appeals for the Second Circuit held that the 2009 order of the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court) approving the sale of substantially all of the assets of Motors Liquidation Company to GM free and clear of, among other things, claims asserting successor liability for obligations owed by Motors Liquidation Company (successor liability claims) could not be enforced to bar claims against GM asserted by either plaintiffs who purchased used vehicles after the sale or against purchasers who asserted claims relating to the ignition switch defect, including pre-sale personal injury claims and economic-loss claims.

Contingently Issuable Shares  Under the Amended and Restated Master Sale and Purchase Agreement between us and Motors Liquidation Company GM may be obligated to issue additional shares (Adjustment Shares) of our common stock if allowed general unsecured claims against the Motors Liquidation Company GUC Trust (GUC Trust), as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions), which amounts to approximately $1.2 billion based on the GM share price

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

as of July 13, 2018. The GUC Trust stated in public filings that allowed general unsecured claims were approximately $31.9 billion as of March 31, 2018. In 2016 and 2017 certain personal injury and economic loss plaintiffs filed motions in the Bankruptcy Court seeking authority to file late claims against the GUC Trust. In May 2018, the GUC Trust filed motions seeking the Bankruptcy Court’s approval of a proposed settlement with certain personal injury and economic loss plaintiffs, approval of a notice relating to that proposed settlement and estimation of alleged personal injury and economic loss late claims for the purpose of obtaining an order requiring GM to issue the maximum number of Adjustment Shares. GM is vigorously contesting each of these motions. If the proposed settlement is approved and an estimation order is obtained for the aggregate amounts sought by the GUC Trust and certain plaintiffs, then GM may be required to issue Adjustment Shares to the GUC Trust. We are currently unable to estimate any reasonably possible loss or range of loss that may result from this matter.

Securities and Derivative Matters In a putative shareholder class action filed in the United States District Court for the Eastern District of Michigan (Eastern District) on behalf of purchasers of our common stock from November 17, 2010 to July 24, 2014, the lead plaintiff alleged that GM and several current and former officers and employees made material misstatements and omissions relating to problems with the ignition switch and other matters in SEC filings and other public statements. In 2016 the Eastern District entered a judgment approving a class-wide settlement of the class action for $300 million. One shareholder filed an appeal of the decision approving the settlement. The United States Court of Appeals for the Sixth Circuit affirmed the judgment approving the settlement in November 2017. The objector subsequently filed petitions for rehearing and for en banc review before the entire Sixth Circuit. Both of those petitions were denied. The objector has since filed a petition seeking appellate review by the U.S. Supreme Court.

In the three months ended June 30, 2018, four shareholder derivative actions against certain current and former GM directors and officers were dismissed.

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

The total amount accrued for the 2014 recalls at June 30, 2018 reflects amounts for a combination of settled but unpaid matters, and for the remaining unsettled investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls to the extent that such matters are probable and can be reasonably estimated. The amounts accrued for those unsettled investigations, claims, and/or lawsuits represent a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We believe it is probable that we will incur additional liabilities beyond what has already been accrued for at least a portion of the remaining matters, whether through settlement or judgment; however, we are currently unable to estimate an overall amount or range of loss because these matters involve significant uncertainties, including the legal theory or the nature of the investigations, claims and/or lawsuits, the complexity of the facts, the lack of documentation available to us with respect to particular cases or groups of cases, the results of any investigation or litigation and the timing of resolution of the investigation or litigations, including any appeals. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Korea Wage Litigation GM Korea is party to litigation with current and former hourly employees in the appellate court and Incheon District Court in Incheon, Korea. The group actions, which in the aggregate involve more than 10,000 employees,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under Korean regulations. In 2012 the Seoul High Court (an intermediate level appellate court) affirmed a decision in one of these group actions involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court). In 2014, the Supreme Court largely agreed with GM’s legal arguments and remanded the case to the Seoul High Court for consideration consistent with earlier Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. In 2015, on reconsideration, the Seoul High Court held in GM Korea’s favor, after which the plaintiffs appealed to the Supreme Court. The Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $570 million at June 30, 2018. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory framework change.

GM Korea is also party to litigation with current and former salaried employees over allegations relating to ordinary wages regulation and whether to include fixed bonuses in the calculation of ordinary wages. In 2017, the Seoul High Court held that certain workers are not barred from filing retroactive wage claims. GM Korea appealed this ruling to the Supreme Court. The Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $160 million at June 30, 2018. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory framework change.

GM Korea is also party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 the Korean government issued an adverse ruling finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea intends to appeal that decision. At June 30, 2018, we recorded an insignificant accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable. We estimate that the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $150 million at June 30, 2018. We are currently unable to estimate any possible loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

GM Brazil Indirect Tax Claim In March 2017 the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces GM Brazil’s gross receipts tax prospectively and, potentially, retrospectively. The retrospective right to recover is under judicial review. If the Supreme Court of Brazil grants retrospective recovery, we estimate potential recoveries of up to $1.2 billion. However, given the remaining uncertainty regarding the ultimate judicial resolution of this matter we are unable to assess the likelihood of any favorable outcome at this time. We have not recorded any amounts relating to the retrospective nature of this matter.

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

There are several putative class actions pending against GM in federal courts in the U.S. and in the Provincial Courts in Canada alleging that various vehicles sold including model year 2011-2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal and state emission standards. GM has also faced a series of additional lawsuits based primarily on allegations in the Duramax suit, including putative shareholder class actions claiming violations of federal securities law and a shareholder demand lawsuit. The securities lawsuits have been voluntarily dismissed. At this stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security which may range from $250 million to $550 million at June 30, 2018. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2018. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $1.0 billion at June 30, 2018.

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
Through July 19, 2018 we are aware of three putative class actions pending against GM in federal court in the U.S., one putative class action in Mexico and three putative class actions pending in various Provincial Courts in Canada arising out of allegations that airbag inflators manufactured by Takata are defective. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

Product Liability With respect to product liability claims (other than claims relating to the ignition switch recalls discussed above) involving our and General Motors Corporation products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. In addition we indemnify dealers for certain product liability related claims including products sold by General Motors Corporation's dealers. At June 30, 2018 and December 31, 2017 liabilities of $561 million and $595 million were recorded in Accrued liabilities and Other liabilities for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2018 to 2032 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered and our recorded accruals are insignificant. The maximum liability, calculated as future undiscounted payments, was $5.5 billion and $5.1 billion for these guarantees at June 30, 2018 and December 31, 2017, the majority of which relate to the indemnification agreements.

We provide vehicle repurchase guarantees and payment guarantees on commercial loans outstanding with third parties such as dealers. In some instances certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the amount of certain guarantees. Our payables to the party whose debt or performance we have guaranteed may also reduce the amount of certain guarantees. If vehicles are required to be repurchased under vehicle repurchase obligations, the total exposure would be reduced to the extent vehicles are able to be resold to another dealer.

We periodically enter into agreements that incorporate indemnification provisions in the normal course of business. It is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. Insignificant amounts have been recorded for such obligations as the majority of them are not probable or estimable at this time and the fair value of the guarantees at issuance was insignificant. Refer to Note 19 for additional information on our indemnification obligations to PSA Group under the Agreement.

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

In the three months ended June 30, 2018 Income tax expense of $519 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. We settled a transfer pricing tax matter and reduced our gross uncertain tax positions by $412 million. Adequate reserves had been previously established and as a result, no tax expense or benefit was recognized as a result of this settlement. In the three months ended June 30, 2017 Income tax expense of $534 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $621 million including tax benefits from foreign dividends.

In the six months ended June 30, 2018 Income tax expense of $985 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation. In the six months ended June 30, 2017 Income tax expense of $1.3 billion primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $1.5 billion including tax benefits from foreign dividends, partially offset by tax benefits related to tax settlements.

At June 30, 2018 we had $22.5 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances.

We have $3.3 billion of net operating loss carryforwards in Germany that, as a result of reorganizations that took place in 2008 and 2009, are not currently recorded as deferred tax assets. As a result of a final European court decision in June 2018 and subject to final German statutory approval, we anticipate that these loss carryforwards may become available to reduce future taxable income in Germany. If this were to occur, deferred tax assets totaling $1.0 billion would be established for the loss carryforwards, and offsetting valuation allowances would also be established because the deferred tax assets would not meet the more likely than not realizability standard.

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

Note 16. Restructuring and Other Initiatives
We have executed various restructuring and other initiatives and we may execute additional initiatives in the future, if necessary, to streamline manufacturing capacity and other costs to improve the utilization of remaining facilities. To the extent these programs involve voluntary separations, no liabilities are generally recorded until offers to employees are accepted. If employees are involuntarily terminated, a liability is generally recorded at the communication date. Related charges are recorded in Automotive and other cost of sales and Automotive and other selling, general and administrative expense. The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance at beginning of period	$633	$296	$227	$268
Additions, interest accretion and other	137	250	592	290
Payments	(458)	(53)	(495)	(75)
Revisions to estimates and effect of foreign currency	(38)	—	(50)	10
Balance at end of period	$274	$493	$274	$493

In the three and six months ended June 30, 2018 restructuring and other initiatives primarily included the closure of a facility and other restructuring actions in Korea. We recorded charges of $132 million and $1.0 billion in Korea in GMI, net of noncontrolling interests in the three and six months ended June 30, 2018. These charges consisted of $73 million primarily in supplier claims and $537 million in non-cash asset impairments and other charges, not reflected in the table above, and $59 million and $495 million in employee separation charges, which are reflected in the table above, in the three and six months ended June 30, 2018. We incurred $676 million in cash outflows resulting from these Korea restructuring actions for employee separations and statutory pension payments in the six months ended June 30, 2018 and we expect to incur approximately $200 million of additional cash outflows, primarily for supplier claims and statutory pension payments in the six months ending December 31, 2018.

In the three and six months ended June 30, 2017 restructuring and other initiatives primarily included restructuring actions announced in the three months ended June 30, 2017 in GMI. These actions related primarily to the withdrawal of Chevrolet from the Indian and South African markets at the end of 2017 and the transition of our South Africa manufacturing operations to Isuzu Motors. We continue to manufacture vehicles in India for sale to certain export markets. We recorded charges of $460 million in GMI in the three months ended June 30, 2017, primarily consisting of $297 million of asset impairments, sale incentives, inventory provisions and other charges, not reflected in the table above, and $163 million of dealer restructurings, employee separations and other contract cancellation costs, which are reflected in the table above. We completed these programs in GMI in 2017. Other GMI restructuring programs reflected in the table above include separation and other programs in Australia, Korea and India and the withdrawal of the Chevrolet brand from Europe. Collectively, these programs had a total cost since inception in 2013 of $866 million through June 30, 2017 and $892 million through the completion of the programs in the year ended December 31, 2017.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 17. Stockholders' Equity and Noncontrolling Interests
We had 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance and 1.4 billion shares of common stock issued and outstanding at June 30, 2018 and December 31, 2017. In the six months ended June 30, 2018 and 2017 we purchased three million and 44 million shares of our outstanding common stock for $100 million and $1.5 billion as part of the common stock repurchase program announced in March 2015, which our Board of Directors increased and extended in January 2016 and January 2017. Our total dividends paid on common stock were $536 million and $564 million in the three months ended June 30, 2018 and 2017 and $1.1 billion in the six months ended June 30, 2018 and 2017.

GM Cruise Preferred Shares On May 31, 2018, we entered into a Purchase Agreement with SoftBank Vision Fund (AIV M1), L.P. (The Vision Fund). The Vision Fund subsequently assigned its rights and obligations under the Purchase Agreement to SoftBank Investment Holdings (UK) Limited (SoftBank). In June 2018, at the closing of the transactions contemplated by the Purchase Agreement, GM Cruise Holdings LLC (GM Cruise Holdings), our subsidiary, issued $900 million of convertible preferred shares (GM Cruise Preferred Shares) to SoftBank, representing 10.9% of GM Cruise Holdings' equity at closing. Immediately prior to the issuance of the GM Cruise Preferred Shares, we invested $1.1 billion in GM Cruise Holdings. When GM Cruise's autonomous vehicles are ready for commercial deployment, SoftBank is obligated to purchase additional GM Cruise Preferred Shares for $1.35 billion, after which the GM Cruise Preferred Shares will represent 19.6% of GM Cruise Holdings’ equity. All proceeds are designated exclusively for working capital and general corporate purposes of GM Cruise. Dividends are cumulative and accrue at an annual rate of 7% and are payable quarterly in cash or in-kind, at GM Cruise's discretion. The GM Cruise Preferred Shares are also entitled to participate in GM Cruise dividends above a defined threshold. Prior to an initial public offering, SoftBank is restricted from transferring the GM Cruise Preferred Shares until June 28, 2025.

The GM Cruise Preferred Shares are convertible into common stock of GM Cruise Holdings, at specified exchange ratios, at the option of SoftBank or upon occurrence of an initial public offering. The GM Cruise Preferred Shares are entitled to receive the greater of their carrying value or a pro-rata share of any proceeds or distributions upon the occurrence of a merger, sale, liquidation, or dissolution of GM Cruise Holdings. Beginning on June 28, 2025, SoftBank has the option to convert all of the GM Cruise Preferred Shares into our common stock at a conversion ratio that is indexed to the fair value of GM Cruise Holdings at the time of conversion. We have the option to settle the conversion feature with our common shares or cash, and in certain situations with nonredeemable, nonconvertible preferred shares. Beginning on June 28, 2025, we can call all, but not less than all of the GM Cruise Preferred Shares held by SoftBank at an amount equal to the greater of the original investment amount plus accrued distributions paid in-kind and the fair value of GM Cruise Holdings at the time of conversion. The GM Cruise Preferred Shares are classified as noncontrolling interests in our condensed consolidated financial statements.

GM Korea Preferred Shares In May 2018 the Korea Development Bank (KDB) agreed to purchase approximately $750 million of GM Korea’s Class B Preferred Shares from GM Korea (GM Korea Preferred Shares), $361 million of which was received in June 2018 with the remainder expected to be received in the three months ending December 31, 2018. Dividends on the GM Korea Preferred Shares are cumulative and accrue at an annual rate of 1%. GM Korea can call the preferred shares at their original issue price six years from the date of issuance and once called, the preferred shares can be converted into common shares of GM Korea at the option of the holder. The GM Korea Preferred Shares are classified as noncontrolling interests in our condensed consolidated financial statements. The KDB investment proceeds of $361 million can only be used for purposes of funding capital expenditures in GM Korea. In conjunction with the GM Korea Preferred Share issuance we agreed to provide GM Korea future funding, if needed, not to exceed $2.8 billion through December 31, 2027, inclusive of $2.0 billion of planned capital expenditures through 2027.

The following table summarizes the significant components of Accumulated other comprehensive loss:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Foreign Currency Translation Adjustments
Balance at beginning of period	$(1,498)	$(2,264)	$(1,606)	$(2,355)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment, tax and impact of adoption of accounting standards(a)(b)(c)(d)	(328)	102	(220)	193
Balance at end of period	$(1,826)	$(2,162)	$(1,826)	$(2,162)

Defined Benefit Plans
Balance at beginning of period	$(6,524)	$(6,997)	$(6,398)	$(6,968)
Other comprehensive income (loss) before reclassification adjustment, net of tax and impact of adoption of accounting standards(c)(d)	190	(266)	20	(343)
Reclassification adjustment, net of tax(c)	44	55	88	103
Other comprehensive income (loss), net of tax and impact of adoption of accounting standards(c)(d)	234	(211)	108	(240)
Balance at end of period(e)	$(6,290)	$(7,208)	$(6,290)	$(7,208)
__________

(a)	The noncontrolling interests were insignificant in the three and six months ended June 30, 2018 and 2017.

(b)	The reclassification adjustment was insignificant in the three and six months ended June 30, 2018 and 2017.

(c)	The income tax effect was insignificant in the three and six months ended June 30, 2018 and 2017.

(d)	Refer to Note 1 for additional information on adoption of accounting standards in 2018.

(e)	Consists primarily of unamortized actuarial loss on our defined benefit plans. Refer to the critical accounting estimates section of our 2017 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 18. Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Basic earnings per share
Income from continuing operations(a)	$2,390	$2,430	$3,506	$5,107
Less: cumulative dividends on subsidiary preferred stock	(15)	—	(29)	—
Income from continuing operations attributable to common stockholders	2,375	2,430	3,477	5,107
Loss from discontinued operations, net of tax	—	770	70	839
Net income attributable to common stockholders	$2,375	$1,660	$3,407	$4,268

Weighted-average common shares outstanding	1,410	1,497	1,409	1,501

Basic earnings per common share – continuing operations	$1.68	$1.62	$2.47	$3.40
Basic loss per common share – discontinued operations	$—	$0.51	$0.05	$0.56
Basic earnings per common share	$1.68	$1.11	$2.42	$2.84
Diluted earnings per share
Income from continuing operations attributable to common stockholders – diluted(a)	$2,375	$2,430	$3,477	$5,107
Loss from discontinued operations, net of tax – diluted	$—	$770	$70	$839
Net income attributable to common stockholders – diluted	$2,375	$1,660	$3,407	$4,268

Weighted-average common shares outstanding – basic	1,410	1,497	1,409	1,501
Dilutive effect of warrants and awards under stock incentive plans	21	22	21	24
Weighted-average common shares outstanding – diluted	1,431	1,519	1,430	1,525

Diluted earnings per common share – continuing operations	$1.66	$1.60	$2.43	$3.35
Diluted loss per common share – discontinued operations	$—	$0.51	$0.05	$0.55
Diluted earnings per common share	$1.66	$1.09	$2.38	$2.80
Potentially dilutive securities(b)	4	6	4	6
__________

(a)	Net of Net (income) loss attributable to noncontrolling interests.

(b)
Potentially dilutive securities attributable to outstanding stock options and Restricted Stock Units (RSUs) were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

Note 19. Discontinued Operations
On March 5, 2017 we entered into the Agreement to sell our European Business to PSA Group. On July 31, 2017 we closed the sale of our Opel/Vauxhall Business to PSA Group, and on October 31, 2017 we closed the sale of the Fincos to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. For a further description of the terms and conditions refer to Note 3 of our 2017 Form 10-K.

Our wholly owned subsidiary (the Seller) has agreed to indemnify PSA Group for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Agreement and for certain other liabilities including certain emissions and product liabilities. The Company has entered into a guarantee for the benefit of PSA Group and pursuant to which the Company has agreed to guarantee the Seller's obligation to indemnify PSA Group. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments.

Although the sale reduced our vehicle presence in Europe, we may still be impacted by actions taken by regulators related to vehicles sold before the sale. In Germany, the Kraftfahrt-Bundesamt (KBA) has indicated that it may issue an order converting Opel’s voluntary recall of certain vehicles with emission control systems into a mandatory recall for failure to comply with certain emissions regulations. Discussions and technical reviews remain ongoing among the parties. We believe that the emission control systems complied with the applicable regulations at the time the vehicles were manufactured, tested and sold. The Seller’s obligations to indemnify Opel may be triggered for certain losses and expenses of Opel if a mandatory recall is ordered. We are unable to estimate any reasonably possible loss or range of loss that may result from this matter.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

During the three months ended March 31, 2018, we reached final agreement with PSA Group with respect to a number of post-closing working capital and other adjustments, as well as certain other matters related to the European Business. The cost of resolving these matters is classified in discontinued operations and was insignificant.

We will purchase from and supply to PSA Group certain vehicles for a period of time following closing. Total net sales and revenue of $561 million and $1.2 billion and purchases and expenses of $361 million and $837 million related to transactions with the Opel/Vauxhall Business were included in continuing operations during the three and six months ended June 30, 2018. Cash payments of $994 million and cash receipts of $1.5 billion were recorded in Net cash provided by (used in) operating activities – continuing operations related to transactions with the Opel/Vauxhall Business during the six months ended June 30, 2018.

The following table summarizes the results of the European Business operations:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Automotive net sales and revenue	$—	$5,005	$—	$9,704
GM Financial net sales and revenue	—	139	—	267
Total net sales and revenue	—	5,144	—	9,971
Automotive and other cost of sales	—	4,906	—	9,466
GM Financial interest, operating and other expenses	—	102	—	202
Automotive and other selling, general, and administrative expense	—	353	—	679
Other income (expense) items	—	(1)	—	2
Loss from discontinued operations before taxes	—	218	—	374
Loss on sale of discontinued operations before taxes	—	836	70	836
Total loss from discontinued operations before taxes	—	1,054	70	1,210
Income tax expense (benefit)	—	(284)	—	(371)
Loss from discontinued operations, net of tax	$—	$770	$70	$839

In the three months ended June 30, 2017 we recognized a disposal loss of $324 million as a result of the Fincos being classified as held for sale, charges of $421 million for the cancellation of product programs resulting from the convergence of vehicle platforms between our European Business and PSA Group and other insignificant charges. These charges were recorded in Loss from discontinued operations, net of tax.

Note 20. Segment Reporting

We report segment information consistent with the way the chief operating decision maker evaluates the operating results and performance of the Company. As a result of the growing importance of our autonomous vehicle operations, we moved these operations from Corporate to GM Cruise and began presenting GM Cruise as a new reportable segment in the three months ended June 30, 2018. Our GMNA, GMI and GM Financial segments were not impacted. All periods presented have been recast to reflect the changes.

We analyze the results of our business through the following segments: GMNA, GMI, GM Cruise and GM Financial. As discussed in Note 1, the European Business is presented as discontinued operations and is excluded from our segment results for all periods presented. The European Business was previously reported as our GM Europe (GME) segment and part of GM Financial. The chief operating decision maker evaluates the operating results and performance of our automotive segments and GM Cruise through earnings before interest and taxes (EBIT)-adjusted, which is presented net of noncontrolling interests. The chief operating decision maker evaluates GM Financial through earnings before income taxes-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategic initiatives. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles attract customers to dealer showrooms and help maintain sales volumes for other,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

more profitable vehicles and contribute towards meeting required fuel efficiency standards. As a result of these and other factors, we do not manage our business on an individual brand or vehicle basis.

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

GMNA meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. GMI primarily meets the demands of customers outside North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet, GMC, and Holden brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily China, with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet, Jiefang and Wuling brands. GM Cruise is our global segment designed to build, grow and invest in our autonomous vehicles business, and includes autonomous vehicle-related engineering and other costs.

Our automotive operations' interest income and interest expense, Maven, legacy costs from the Opel/Vauxhall Business (primarily pension costs), corporate expenditures and certain nonsegment specific revenues and expenses are recorded centrally in Corporate. Corporate assets consist primarily of cash and cash equivalents, marketable securities, our investment in Lyft, Inc. (Lyft), PSA warrants, Maven vehicles and intercompany balances. Retained net underfunded pension liabilities related to the European Business are also recorded in Corporate. All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment:

	At and For the Three Months Ended June 30, 2018
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Cruise	GM Financial	Eliminations	Total
Net sales and revenue	$28,501	$4,758	$50		$33,309	$—	$3,488	$(37)	$36,760
Earnings (loss) before interest and taxes-adjusted	$2,670	$143	$—		$2,813	$(154)	$536	$(3)	$3,192
Adjustments(a)	$—	$(196)	$—		$(196)	$—	$—	$—	(196)
Automotive interest income									72
Automotive interest expense									(159)
Net (loss) attributable to noncontrolling interests									(24)
Income before income taxes									2,885
Income tax expense									(519)
Income from continuing operations									2,366
(Loss) from discontinued operations, net of tax									—
Net loss attributable to noncontrolling interests									24
Net income attributable to stockholders									$2,390

Equity in net assets of nonconsolidated affiliates	$81	$7,447	$—	$—	$7,528	$—	$1,260	$—	$8,788
Goodwill and intangibles	$2,725	$949	$9	$—	$3,683	$679	$1,358	$—	$5,720
Total assets	$108,202	$26,905	$24,795	$(45,289)	$114,613	$2,684	$102,657	$(1,313)	$218,641
Depreciation and amortization	$1,114	$137	$13	$—	$1,264	$2	$1,833	$—	$3,099
Impairment charges	$28	$2	$—	$—	$30	$—	$—	$—	$30
Equity income	$3	$589	$—	$—	$592	$—	$45	$—	$637
__________

(a)	Consists of charges related to restructuring actions in Korea in GMI, which is net of noncontrolling interest.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended June 30, 2017
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Cruise	GM Financial	Eliminations	Total
Net sales and revenue	$28,437	$5,512	$52		$34,001	$—	$2,990	$(7)	$36,984
Earnings (loss) before interest and taxes-adjusted	$3,475	$317	$(307)		$3,485	$(157)	$357	$(3)	$3,682
Adjustments(a)	$—	$(540)	$(114)		$(654)	$—	$—	$—	(654)
Automotive interest income									68
Automotive interest expense									(132)
Net income attributable to noncontrolling interests									3
Income before income taxes									2,967
Income tax expense									(534)
Income from continuing operations									2,433
(Loss) from discontinued operations, net of tax									(770)
Net (income) attributable to noncontrolling interests									(3)
Net income attributable to stockholders									$1,660

Equity in net assets of nonconsolidated affiliates	$79	$7,113	$—	$—	$7,192	$—	$1,056	$—	$8,248
Goodwill and intangibles	$2,998	$990	$13	$—	$4,001	$620	$1,368	$—	$5,989
Total assets(b)	$109,358	$27,260	$41,284	$(40,267)	$137,635	$559	$103,588	$(1,482)	$240,300
Depreciation and amortization	$1,187	$178	$9	$—	$1,374	$1	$1,586	$—	$2,961
Impairment charges	$34	$199	$—	$—	$233	$—	$—	$—	$233
Equity income	$1	$487	$—	$—	$488	$—	$42	$—	$530
__________

(a)
Consists of charges of $460 million related to restructuring actions in India and South Africa in GMI; charges of $80 million associated with the deconsolidation of Venezuela in GMI and charges of $114 million for legal related matters related to the ignition switch recall in Corporate.

(b)	Assets in Corporate and GM Financial include assets classified as held for sale.

	At and For the Six Months Ended June 30, 2018
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Cruise	GM Financial	Eliminations	Total
Net sales and revenue	$56,319	$9,606	$99		$66,024	$—	$6,899	$(64)	$72,859
Earnings (loss) before interest and taxes-adjusted	$4,903	$332	$(93)		$5,142	$(320)	$979	$1	$5,802
Adjustments(a)	$—	$(1,138)	$—		$(1,138)	$—	$—	$—	(1,138)
Automotive interest income									136
Automotive interest expense									(309)
Net (loss) attributable to noncontrolling interests									(30)
Income before income taxes									4,461
Income tax expense									(985)
Income from continuing operations									3,476
(Loss) from discontinued operations, net of tax									(70)
Net loss attributable to noncontrolling interests									30
Net income attributable to stockholders									$3,436

Depreciation and amortization	$2,223	$290	$24	$—	$2,537	$3	$3,656	$—	$6,196
Impairment charges	$53	$461	$—	$—	$514	$—	$—	$—	$514
Equity income	$5	$1,183	$—	$—	$1,188	$—	$97	$—	$1,285
__________

(a)	Consists of charges related to restructuring actions in Korea in GMI, which is net of noncontrolling interest.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Six Months Ended June 30, 2017
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Cruise	GM Financial	Eliminations	Total
Net sales and revenue	$57,775	$10,650	$226		$68,651	$—	$5,738	$(139)	$74,250
Earnings (loss) before interest and taxes-adjusted	$6,946	$495	$(497)		$6,944	$(290)	$585	$(3)	$7,236
Adjustments(a)	$—	$(540)	$(114)		$(654)	$—	$—	$—	(654)
Automotive interest income									125
Automotive interest expense									(279)
Net income attributable to noncontrolling interests									12
Income before income taxes									6,440
Income tax expense									(1,321)
Income from continuing operations									5,119
(Loss) from discontinued operations, net of tax									(839)
Net (income) attributable to noncontrolling interests									(12)
Net income attributable to stockholders									$4,268

Depreciation and amortization	$2,289	$369	$11	$(1)	$2,668	$1	$3,014	$—	$5,683
Impairment charges	$49	$200	$5	$—	$254	$—	$—	$—	$254
Equity income	$6	$991	$—	$—	$997	$—	$88	$—	$1,085
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

Non-GAAP Measures Unless otherwise indicated, our non-GAAP measures discussed in this MD&A are related to our continuing operations and not our discontinued operations. Our non-GAAP measures include EBIT-adjusted, presented net of noncontrolling interests, Core EBIT-adjusted, EPS-diluted-adjusted, effective tax rate-adjusted (ETR-adjusted), return on invested capital-adjusted (ROIC-adjusted) and adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

EBIT-adjusted EBIT-adjusted is presented net of noncontrolling interests and is used by management and can be used by investors to review our consolidated operating results because it excludes automotive interest income, automotive interest expense and income taxes as well as certain additional adjustments that are not considered part of our core operations. Examples of adjustments to EBIT include but are not limited to impairment charges on long-lived assets and other exit costs resulting from strategic shifts in our operations or discrete market and business conditions and costs arising from the ignition switch recall and related legal matters. For EBIT-adjusted and our other non-GAAP measures, once we have made an adjustment in the current period for an item, we will also adjust the related non-GAAP measure in any future periods in which there is a significant impact from the item.

Core EBIT-adjusted Core EBIT-adjusted is used by management and can be used by investors to review our core consolidated operating results. Core EBIT-adjusted begins with EBIT-adjusted and excludes the EBIT-adjusted results of GM Cruise. Previously Core EBIT-adjusted excluded the EBIT-adjusted results of autonomous vehicle operations, including GM Cruise, Maven and our investment in Lyft. The measure was changed to align with segment reporting. All periods presented have been recast to reflect the changes.

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

ROIC-adjusted ROIC-adjusted is used by management and can be used by investors to review our investment and capital allocation decisions. We define ROIC-adjusted as EBIT-adjusted for the trailing four quarters divided by ROIC-adjusted average net assets, which is considered to be the average equity balances adjusted for average automotive debt and interest liabilities, exclusive of capital leases; average net pension and OPEB liabilities; and average automotive and other net income tax assets during the same period. Adjustments to the average equity balances exclude assets and liabilities classified as either assets held for sale or liabilities held for sale.

Adjusted automotive free cash flow Adjusted automotive free cash flow is used by management and can be used by investors to review the liquidity of our automotive operations and to measure and monitor our performance against our capital allocation program and evaluate our automotive liquidity against the substantial cash requirements of our automotive operations. We measure adjusted automotive free cash flow as automotive operating cash flow from continuing operations less capital expenditures adjusted for management actions. Management actions can include voluntary events such as discretionary contributions to employee benefit plans or nonrecurring specific events such as a plant closure that are considered special for EBIT-adjusted purposes. Refer to the "Liquidity and Capital Resources" section of this MD&A for additional information.

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,
	2018	2017	2018	2017	2017	2016	2017	2016
Net income (loss) attributable to stockholders	$2,390	$1,660	$1,046	$2,608	$(5,151)	$1,835	$(2,981)	$2,773
(Income) loss from discontinued operations, net of tax	—	770	70	69	277	120	3,096	(5)
Income tax expense	519	534	466	787	7,896	303	2,316	902
Automotive interest expense	159	132	150	147	145	150	151	145
Automotive interest income	(72)	(68)	(64)	(57)	(82)	(45)	(59)	(43)
Adjustments
GMI restructuring(a)	196	540	942	—	—	—	—	—
Ignition switch recall and related legal matters(b)	—	114	—	—	—	235	—	(110)
Total adjustments	196	654	942	—	—	235	—	(110)
EBIT-adjusted	$3,192	$3,682	$2,610	$3,554	$3,085	$2,598	$2,523	$3,662
_________

(a)
These adjustments were excluded because of a strategic decision to rationalize our core operations by exiting or significantly reducing our presence in various international markets to focus resources on opportunities expected to deliver higher returns. The adjustments primarily consist of supplier claims and employee separation charges in the three months ended June 30, 2018 and asset impairments and employee separation charges in the three months ended March 31, 2018, all in Korea. The adjustment in the three months ended June 30, 2017 primarily consists of asset impairments and other restructuring actions in India, South Africa and Venezuela.

(b)	These adjustments were excluded because of the unique events associated with the ignition switch recall, which included various investigations, inquiries and complaints from constituents.

The following table reconciles EBIT-adjusted to Core EBIT-adjusted:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
EBIT-adjusted(a)	$3,192	$3,682	$5,802	$7,236
EBIT loss-adjusted – GM Cruise	154	157	320	290
Core EBIT-adjusted	$3,346	$3,839	$6,122	$7,526
________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A.

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$2,375	$1.66	$1,660	$1.09	$3,407	$2.38	$4,268	$2.80
Diluted loss per common share – discontinued operations	—	—	770	0.51	70	0.05	839	0.55
Adjustments(a)	196	0.14	654	0.43	1,138	0.80	654	0.43
Tax effect on adjustment(b)	20	0.01	(208)	(0.14)	20	0.01	(208)	(0.14)
EPS-diluted-adjusted	$2,591	$1.81	$2,876	$1.89	$4,635	$3.24	$5,553	$3.64
________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for the details of each individual adjustment.

(b)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction in which the adjustment relates.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended						Six Months Ended
	June 30, 2018			June 30, 2017			June 30, 2018			June 30, 2017
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$2,885	$519	18.0%	$2,967	$534	18.0%	$4,461	$985	22.1%	$6,440	$1,321	20.5%
Adjustments(a)(b)	237	(20)		654	208		1,179	(20)		654	208
ETR-adjusted	$3,122	$499	16.0%	$3,621	$742	20.5%	$5,640	$965	17.1%	$7,094	$1,529	21.6%
________

(a)
Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for the details of each individual adjustment. Net income attributable to noncontrolling interests for these adjustments of $41 million are included in the three and six months ended June 30, 2018.

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

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	June 30, 2018	June 30, 2017
Net income (loss) attributable to stockholders	$(4.7)	$8.9
Average equity(a)	$37.2	$45.1
ROE	(12.6)%	19.7%
__________
(a) Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	June 30, 2018	June 30, 2017
EBIT-adjusted(a)	$11.4	$13.5
Average equity(b)	$37.2	$45.1
Add: Average automotive debt and interest liabilities (excluding capital leases)	13.5	10.0
Add: Average automotive net pension & OPEB liability	19.9	21.5
Less: Average automotive and other net income tax asset	(24.5)	(32.2)
ROIC-adjusted average net assets	$46.1	$44.4
ROIC-adjusted	24.7%	30.4%
__________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A.

(b)	Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

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

In addition to our EBIT-adjusted margin improvement goal, our overall financial targets include total annual operational and functional cost savings of $6.5 billion through 2018 compared to 2014 costs, of which approximately $6.0 billion has been realized as of June 30, 2018, and which will more than offset our planned incremental investments in brand building, engineering and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

technology as we launch new products; and execution of our capital allocation program as described in the "Liquidity and Capital Resources" section of this MD&A.

For the year ending December 31, 2018 we expect EPS-diluted of approximately $5.14 and EPS-diluted-adjusted of approximately $6.00. These do not consider the potential future impact of adjustments on our expected financial results. The following table reconciles expected diluted earnings per common share under U.S. GAAP to expected EPS-diluted-adjusted:

Year Ending December 31, 2018
Diluted earnings per common share	$ 4.94-5.34
Diluted loss per common share – discontinued operations(a)	0.05
Adjustment – GMI restructuring	0.80
Tax effect on adjustment(b)	0.01
EPS-diluted-adjusted	$ 5.80-6.20
__________

(a)	Refer to Note 19 to our condensed consolidated financial statements for further details.

(b)	The tax effect of the adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction in which the adjustment relates.

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

GMNA Industry sales in North America were 10.7 million units in the six months ended June 30, 2018, representing an increase of 1.2% compared to the corresponding period in 2017. U.S. industry sales were 8.8 million units in the six months ended June 30, 2018 and we expect industry unit sales of approximately 17 million for the full year.

Our vehicle sales in the U.S., our largest market in North America, totaled 1.5 million units for a market share of 16.8% in the six months ended June 30, 2018, representing an increase of 0.3 percentage points compared to the corresponding period in 2017. We continue to lead the U.S. industry in market share.

We are experiencing strong U.S. industry light vehicle sales and are continuing our focus on key product launches, overall cost savings and a greater mix of crossovers relative to passenger cars compared to 2017. However, we expect to continue to experience higher commodity costs and pricing pressures, and anticipate higher costs associated with tariffs. As a result we expect an EBIT-adjusted margin of approximately 9% to 10% in the year ending December 31, 2018. Based on our current cost structure, we continue to estimate GMNA’s breakeven point at the U.S. industry level to be in the range of 10.0 to 11.0 million units.

GMI China industry sales were 13.0 million units in the six months ended June 30, 2018 representing a 4.6% increase compared to the corresponding period in 2017. Our China retail volumes totaled 1.8 million units for market share of 14.2% in the six months ended June 30, 2018, which was flat compared to the corresponding period in 2017. We continue to see strength in sales of our Cadillac and Baojun passenger vehicles and SUVs, as well as positive momentum in Chevrolet sales driven by new product launches. Wuling sales were impacted by the market shift away from mini commercial vehicles. Our Automotive China JVs generated equity income of $1.2 billion in the six months ended June 30, 2018. We expect low industry growth in 2018 and a continuation of pricing pressures, which will continue to pressure margins. We expect a similar level of vehicle sales in 2018 driven by new launches and expect to sustain strong China equity income by focusing on improvements in vehicle mix, cost efficiencies, and downstream performance optimization.

Outside of China, many markets across the segment continue to improve, resulting in industry sales of 13.2 million units, representing an increase of 6.0% in the six months ended June 30, 2018 compared to the corresponding period in 2017. This increase was due primarily to increases in India, Brazil and Russia. Our retail vehicle sales totaled 0.6 million units for a market share of 4.3% in the six months ended June 30, 2018, representing a decrease of 0.7 percentage points compared to the corresponding period in 2017.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In February 2018 we announced the closure of a facility and other restructuring actions in Korea. We recorded charges of $1.1 billion consisting of $0.6 billion in non-cash asset impairments and other charges and $0.5 billion in employee separation charges in the six months ended June 30, 2018. We incurred $0.7 billion in cash outflows resulting from these Korea restructuring actions for employee separations and statutory pension payments in the six months ended June 30, 2018 and we expect to incur approximately $0.2 billion of additional cash outflows, primarily for supplier claims and statutory pension payments in the six months ending December 31, 2018. The charges are considered special for EBIT-adjusted, EPS-diluted-adjusted and adjusted automotive free cash flow reporting purposes. Refer to Note 16 to our condensed consolidated financial statements for information related to these restructuring actions.

In May 2018 KDB agreed to purchase approximately $0.75 billion of GM Korea Preferred Shares, $0.4 billion of which was received in June 2018 with the remainder expected to be received in the three months ending December 31, 2018. In conjunction with the GM Korea Preferred Share issuance we agreed to provide GM Korea future funding, if needed, not to exceed $2.8 billion through December 31, 2027, inclusive of $2.0 billion of planned capital expenditures through 2027. Refer to Note 17 to our condensed consolidated financial statements for additional information.

GM Cruise In June 2018 GM Cruise Holdings issued $0.9 billion of GM Cruise Preferred Shares to SoftBank, representing 10.9% of GM Cruise Holdings' equity at closing. Immediately prior to the issuance of the GM Cruise Preferred Shares, we invested $1.1 billion in GM Cruise Holdings. When GM Cruise's autonomous vehicles are ready for commercial deployment, SoftBank is obligated to purchase additional GM Cruise Preferred Shares for $1.35 billion, after which the GM Cruise Preferred Shares will represent 19.6% of GM Cruise Holdings' equity. All proceeds are designated exclusively for working capital and general corporate purposes of GM Cruise. Refer to Note 17 to our condensed consolidated financial statements for additional information.

Corporate Beginning in 2012 through July 13, 2018, we purchased an aggregate of 507 million shares of our outstanding common stock under our common stock repurchase programs for $16.3 billion.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Contingently Issuable Shares  Under the Amended and Restated Master Sale and Purchase Agreement between us and Motors Liquidation Company, GM may be obligated to issue Adjustment Shares of our common stock if allowed general unsecured claims against the GUC Trust, as estimated by the Bankruptcy Court, exceed $35.0 billion. Refer to Note 14 to our condensed consolidated financial statements for a description of the contingently issuable Adjustment Shares.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and retail vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data, which represents sales directly to dealers and others, including sales to fleet customers, is the measure that correlates to our revenue from the sale of vehicles, which is the largest component of Automotive net sales and revenue. Wholesale vehicle sales exclude vehicles sold by joint ventures. In the six months ended June 30, 2018, 34.7% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
GMNA(a)	923	76.7%	894	73.7%	1,816	76.9%	1,834	74.8%
GMI(b)	281	23.3%	319	26.3%	547	23.1%	618	25.2%
Total	1,204	100.0%	1,213	100.0%	2,363	100.0%	2,452	100.0%

Discontinued operations	—		303		—		606
__________

(a)	Wholesale vehicle sales related to transactions with the European Business were insignificant for all periods presented.

(b)	Wholesale vehicle sales include 46 and 94 vehicles related to transactions with the European Business for the three and six months ended June 30, 2017.

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

Retail vehicle sales data includes all sales by joint ventures on a total vehicle basis, not based on the percentage of ownership in the joint venture. Certain joint venture agreements in China allow for the contractual right to report vehicle sales of non-GM trademarked vehicles by those joint ventures. Retail vehicle sales data includes vehicles used by dealers under courtesy transportation programs. Certain fleet sales that are accounted for as operating leases are included in retail vehicle sales at the time of delivery to daily rental car companies. The following table summarizes total industry retail sales, or estimated sales where retail sales volume is not available, of vehicles and our related competitive position by geographic region (vehicles in thousands):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended						Six Months Ended
	June 30, 2018			June 30, 2017			June 30, 2018			June 30, 2017
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,598	758	16.5%	4,500	725	16.1%	8,799	1,474	16.8%	8,606	1,414	16.4%
Other	1,057	154	14.5%	1,086	154	14.2%	1,922	265	13.8%	1,983	281	14.1%
Total North America(a)	5,655	912	16.1%	5,586	879	15.7%	10,721	1,739	16.2%	10,589	1,695	16.0%
Asia/Pacific, Middle East and Africa
China(b)	6,459	858	13.3%	6,254	852	13.6%	13,007	1,844	14.2%	12,431	1,766	14.2%
Other(c)	5,342	128	2.4%	5,075	162	3.2%	11,006	240	2.2%	10,522	318	3.0%
Total Asia/Pacific, Middle East and Africa(a)	11,801	986	8.4%	11,329	1,014	8.9%	24,013	2,084	8.7%	22,953	2,084	9.1%
South America
Brazil	621	99	15.9%	547	94	17.2%	1,167	190	16.3%	1,019	176	17.2%
Other	507	65	13.0%	465	66	14.3%	1,046	142	13.5%	932	132	14.2%
Total South America(a)	1,128	164	14.6%	1,012	160	15.8%	2,213	332	15.0%	1,951	308	15.8%
Total in GM markets	18,584	2,062	11.1%	17,927	2,053	11.5%	36,947	4,155	11.2%	35,493	4,087	11.5%
Total Europe	5,326	1	—%	5,125	290	5.7%	10,441	2	—%	10,195	601	5.9%
Total Worldwide(d)	23,910	2,063	8.6%	23,052	2,343	10.2%	47,388	4,157	8.8%	45,688	4,688	10.3%
United States
Cars	1,434	149	10.4%	1,632	184	11.2%	2,781	295	10.6%	3,135	362	11.6%
Trucks	1,394	366	26.3%	1,268	310	24.4%	2,600	666	25.6%	2,425	601	24.8%
Crossovers	1,770	243	13.7%	1,600	231	14.5%	3,418	513	15.0%	3,046	451	14.8%
Total United States	4,598	758	16.5%	4,500	725	16.1%	8,799	1,474	16.8%	8,606	1,414	16.4%
China(b)
SGMS		411			424			868			810
SGMW and FAW-GM		447			428			976			956
Total China	6,459	858	13.3%	6,254	852	13.6%	13,007	1,844	14.2%	12,431	1,766	14.2%
__________

(a)	Sales of Opel/Vauxhall outside of Europe were insignificant in the three and six months ended June 30, 2018 and 2017.

(b)
Our China sales include the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC GM Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM). We use estimated vehicle registrations data as the basis for calculating industry volume and market share in China.

(c)	Includes Industry and GM sales in India and South Africa. As of December 31, 2017 we have ceased sales of Chevrolet for the domestic markets in India and South Africa.

(d)	We do not currently export vehicles to Cuba, Iran, North Korea, Sudan, or Syria. Accordingly these countries are excluded from industry sales data and corresponding calculation of market share.

In the six months ended June 30, 2018 we estimate we had the largest retail market share in North America and South America, and the number three market share in the Asia/Pacific, Middle East and Africa region, which included the number two market share in China.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
GMNA	208	173	396	341
GMI	117	107	192	196
Total fleet sales	325	280	588	537

Fleet sales as a percentage of total retail vehicle sales	15.8%	13.6%	14.2%	13.1%

The following table summarizes United States fleet sales (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Daily rental sales	74	46	153	118
Other fleet sales	94	93	179	163
Total fleet sales	168	139	332	281

GM Financial Summary and Outlook GM Financial has expanded its leasing and prime lending programs in North America; therefore, leasing and prime lending have become a larger percentage of the originations and retail portfolio balance. The industry supply of used vehicles resulting from off-lease returns is expected to continue to increase through 2019. Based on recent pricing trends for used vehicles in the secondary market, which have remained more favorable than previously expected, we now expect used vehicle prices in the U.S. to decline between 2% and 4% as compared to 2017. The following table summarizes the estimated residual value as well as the number of units included in GM Financial equipment on operating leases, net by vehicle type (units in thousands):

	June 30, 2018			December 31, 2017
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Cars	$5,281	411	24.2%	$5,701	450	27.2%
Trucks	7,393	298	17.5%	7,173	285	17.3%
Crossovers	14,595	883	52.0%	13,723	818	49.5%
SUVs	4,054	107	6.3%	3,809	99	6.0%
Total	$31,323	1,699	100.0%	$30,406	1,652	100.0%

GM Financial's retail penetration in North America decreased to 43% in the six months ended June 30, 2018 from 44% in the corresponding period in 2017, primarily due to decreased GM lease share. In the six months ended June 30, 2018 GM Financial's revenue consisted of leased vehicle income of 72%, retail finance charge income of 22% and commercial finance charge income of 4%. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles.

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

Total Net Sales and Revenue

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2018	June 30, 2017			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$28,501	$28,437	$64	0.2%	$0.8	$(0.8)	$(0.1)	$0.1
GMI	4,758	5,512	(754)	(13.7)%	$(0.6)	$—	$0.1	$(0.3)
Corporate	50	52	(2)	(3.8)%				$—
Automotive	33,309	34,001	(692)	(2.0)%	$0.2	$(0.8)	$—	$(0.1)
GM Financial	3,488	2,990	498	16.7%				$0.5
Eliminations	(37)	(7)	(30)	n.m.		$—		$—
Total net sales and revenue	$36,760	$36,984	$(224)	(0.6)%	$0.2	$(0.8)	$—	$0.4
__________
n.m. = not meaningful

	Six Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2018	June 30, 2017			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$56,319	$57,775	$(1,456)	(2.5)%	$(0.5)	$(1.4)	$0.1	$0.3
GMI	9,606	10,650	(1,044)	(9.8)%	$(1.1)	$0.2	$0.2	$(0.4)
Corporate	99	226	(127)	(56.2)%				$(0.1)
Automotive	66,024	68,651	(2,627)	(3.8)%	$(1.6)	$(1.2)	$0.3	$(0.2)
GM Financial	6,899	5,738	1,161	20.2%				$1.2
Eliminations	(64)	(139)	75	54.0%		$(0.1)		$0.1
Total net sales and revenue	$72,859	$74,250	$(1,391)	(1.9)%	$(1.6)	$(1.3)	$0.3	$1.1

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2018	June 30, 2017			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$24,796	$23,690	$(1,106)	(4.7)%	$(0.6)	$(0.1)	$(0.7)	$0.2
GMI	5,051	5,702	651	11.4%	$0.5	$—	$0.2	$—
Corporate	101	(5)	(106)	n.m.		$—	$—	$(0.1)
GM Cruise	157	152	(5)	(3.3)%			$—
Eliminations	(34)	(4)	30	n.m.		$—	$—
Total automotive and other cost of sales	$30,071	$29,535	$(536)	(1.8)%	$(0.1)	$—	$(0.5)	$0.1
__________
n.m. = not meaningful

	Six Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2018	June 30, 2017			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$49,090	$48,224	$(866)	(1.8)%	$0.3	$0.1	$(1.3)	$—
GMI	10,823	10,785	(38)	(0.4)%	$0.9	$—	$(0.8)	$(0.1)
Corporate	96	143	47	32.9%		$—	$0.2	$(0.1)
GM Cruise	305	280	(25)	(8.9)%			$—
Eliminations	(59)	(136)	(77)	(56.6)%		$0.1	$(0.1)
Total automotive and other cost of sales	$60,255	$59,296	$(959)	(1.6)%	$1.2	$0.1	$(2.1)	$(0.2)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended June 30, 2018 unfavorable Cost was due primarily to: (1) increased material costs of $0.4 billion related to vehicles launched within the last twelve months incorporating significant exterior and/or interior changes (Majors); (2) increased raw material and freight costs related to carryover vehicles of $0.3 billion; and (3) increased other costs of $0.3 billion primarily manufacturing and engineering; partially offset by (4) favorable material performance of $0.2 billion related to carryover vehicles; and (5) net decrease in charges of $0.2 billion related to restructuring actions in India and South Africa in 2017, partially offset by restructuring actions in Korea in 2018. In the three months ended June 30, 2018 favorable Other was due primarily to the foreign currency effect of $0.1 billion due to the weakening of the Mexican Peso and Brazilian Real; partially offset by other various currencies against the U.S. Dollar.

In the six months ended June 30, 2018 unfavorable Cost was due primarily to: (1) increased material costs of $0.8 billion related to Majors; (2) net increase in charges of $0.7 billion primarily related to asset impairments and employee separation costs in Korea in 2018, partially offset by restructuring actions in India and South Africa in 2017; (3) increased other costs of $0.7 billion primarily manufacturing and engineering; and (4) increased raw material and freight costs related to carryover vehicles of $0.5 billion; partially offset by (5) favorable material performance of $0.5 billion related to carryover vehicles. In the six months ended June 30, 2018 unfavorable Other was due primarily to the foreign currency effect of $0.2 billion due to the strengthening of the Korean Won and other currencies; partially offset by the weakening of the Mexican Peso, Brazilian Real and other currencies against the U.S. Dollar.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2018	June 30, 2017		%	June 30, 2018	June 30, 2017		%
Interest income and other non-operating income, net	$930	$272	$658	n.m.	$1,479	$754	$725	96.2%
__________
n.m. = not meaningful

In the three months ended June 30, 2018 Interest income and other non-operating income, net increased due primarily to: (1) favorable revaluation of investments of $0.2 billion; (2) $0.2 billion from licensing agreements; (3) increased net automotive derivative gains of $0.1 billion; and (4) increased non-service pension and OPEB income of $0.1 billion.

In the six months ended June 30, 2018 Interest income and other non-operating income, net increased due primarily to: (1) favorable revaluation of investments of $0.3 billion; (2) increased non-service pension and OPEB income of $0.2 billion; and (3) $0.2 billion from licensing agreements.

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2018	June 30, 2017		%	June 30, 2018	June 30, 2017		%
Income tax expense	$519	$534	$15	2.8%	$985	$1,321	$336	25.4%

In the three and six months ended June 30, 2018 Income tax expense decreased due primarily to a decrease in pretax income and changes resulting from U.S. tax reform.

GM North America

	Three Months Ended		Favorable / (Unfavorable)%		Variance Due To
	June 30, 2018	June 30, 2017			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$28,501	$28,437	$64	0.2%	$0.8	$(0.8)	$(0.1)		$0.1
EBIT-adjusted	$2,670	$3,475	$(805)	(23.2)%	$0.3	$(0.8)	$(0.1)	$(0.5)	$0.4
EBIT-adjusted margin	9.4%	12.2%	(2.8)%
	(Vehicles in thousands)
Wholesale vehicle sales	923	894	29	3.2%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Favorable / (Unfavorable)%		Variance Due To
	June 30, 2018	June 30, 2017			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$56,319	$57,775	$(1,456)	(2.5)%	$(0.5)	$(1.4)	$0.1		$0.3
EBIT-adjusted	$4,903	$6,946	$(2,043)	(29.4)%	$(0.1)	$(1.3)	$0.1	$(1.0)	$0.3
EBIT-adjusted margin	8.7%	12.0%	(3.3)%
	(Vehicles in thousands)
Wholesale vehicle sales	1,816	1,834	(18)	(1.0)%

GMNA Total Net Sales and Revenue In the three months ended June 30, 2018 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes due to an increase in sales of fleet vehicles and recently launched crossover vehicles, including the Chevrolet Traverse and GMC Terrain, partially offset by a decrease in sales of passenger cars and full-size trucks; partially offset by (2) unfavorable mix associated with an increase in sales of fleet vehicles, and trim and other mix; and (3) unfavorable pricing for carryover vehicles of $0.7 billion, partially offset by favorable pricing for Majors of $0.5 billion, inclusive of new revenue standard impacts.

In the six months ended June 30, 2018 Total net sales and revenue decreased due primarily to: (1) unfavorable mix associated with an increase in sales of fleet vehicles, vehicle mix, and trim and other mix; and (2) decreased net wholesale volumes due to a decrease in sales of passenger cars and full-size trucks due to planned downtime, partially offset by an increase in sales of fleet vehicles; partially offset by (3) favorable pricing for Majors of $1.0 billion, partially offset by unfavorable pricing for carryover vehicles of $0.9 billion, inclusive of new revenue standard impacts; and (4) favorable Other due primarily to the foreign currency effect resulting from the strengthening of the Canadian Dollar against the U.S. Dollar.

GMNA EBIT-Adjusted In the three months ended June 30, 2018 EBIT-adjusted decreased due primarily to:(1) unfavorable mix associated with an increase in sales of fleet vehicles, and trim and other mix; and (2) unfavorable Cost due to increased vehicle content for Majors of $0.4 billion and increased raw material and freight costs of $0.3 billion, partially offset by favorable materials performance of $0.3 billion related to carryover vehicles; partially offset by (3) increased net wholesale volumes; and (4) favorable Other due primarily to the foreign currency effect resulting from the weakening of the Mexican Peso against the U.S. Dollar and licensing agreements.

In the six months ended June 30, 2018 EBIT-adjusted decreased due primarily to: (1) unfavorable mix associated with an increase in sales of fleet vehicles, vehicle mix, and trim and other mix; (2) unfavorable Cost due to increased vehicle content for Majors of $0.9 billion, increased raw material and freight costs of $0.5 billion and increased other costs of $0.2 billion primarily manufacturing and engineering; partially offset by favorable materials performance of $0.5 billion related to carryover vehicles; and (3) decreased net wholesale volumes; partially offset by (4) favorable Other due primarily to the foreign currency effect resulting from the weakening of the Mexican Peso against the U.S. Dollar and licensing agreements.

GM International

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2018	June 30, 2017		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$4,758	$5,512	$(754)	(13.7)%	$(0.6)	$—	$0.1		$(0.3)
EBIT-adjusted	$143	$317	$(174)	(54.9)%	$(0.1)	$—	$0.1	$(0.1)	$(0.1)
EBIT-adjusted margin	3.0%	5.8%	(2.8)%
Equity income — Automotive China	$592	$509	$83	16.3%
EBIT (loss)-adjusted — excluding Equity income	$(449)	$(192)	$(257)	n.m.
	(Vehicles in thousands)
Wholesale vehicle sales	281	319	(38)	(11.9)%
__________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2018	June 30, 2017		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$9,606	$10,650	$(1,044)	(9.8)%	$(1.1)	$0.2	$0.2		$(0.4)
EBIT-adjusted	$332	$495	$(163)	(32.9)%	$(0.2)	$0.2	$0.2	$(0.1)	$(0.2)
EBIT-adjusted margin	3.5%	4.6%	(1.1)%
Equity income — Automotive China	$1,189	$1,013	$176	17.4%
EBIT (loss)-adjusted — excluding Equity income	$(857)	$(518)	$(339)	(65.4)%
	(Vehicles in thousands)
Wholesale vehicle sales	547	618	(71)	(11.5)%

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the three months ended June 30, 2018 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes in Korea due to the closure of a facility and other restructuring actions and in Asia/Pacific due to the withdrawal from the Indian and South African markets in 2017; and (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Argentine Peso and Brazilian Real against the U.S. Dollar, partially offset by a retrospective recovery of indirect tax credits resulting from a decision by the Brazilian Superior Court of Justice; partially offset by (3) favorable pricing related to carryover vehicles in Argentina and Brazil.

In the six months ended June 30, 2018 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes in Korea due to the closure of a facility and other restructuring actions and in Asia/Pacific due to the withdrawal from the Indian and South African markets in 2017; and (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Argentine Peso and Brazilian Real against the U.S. Dollar; partially offset by (3) favorable mix driven by increased sales of the Chevrolet Tracker and Equinox in Brazil and SUVs in the Middle East; and (4) favorable pricing related to carryover vehicles in Argentina and Brazil.

GMI EBIT-Adjusted In the three months ended June 30, 2018 EBIT-adjusted decreased due primarily to (1) decreased wholesale volumes; and (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Argentine Peso and Brazilian Real against the U.S. Dollar; partially offset by (3) favorable pricing.

In the six months ended June 30, 2018 EBIT-adjusted decreased due primarily to: (1) decreased wholesale volumes; and (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Argentine Peso and Brazilian Real against the U.S. Dollar; partially offset by (3) favorable pricing; and (4) favorable mix driven by decreased low-margin vehicle sales in Korea.

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

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Wholesale vehicles including vehicles exported to markets outside of China	943	887	2,009	1,879
Total net sales and revenue	$12,601	$10,815	$26,320	$22,016
Net income	$1,194	$902	$2,371	$1,948

GM Cruise

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Favorable / (Unfavorable)	Six Months Ended		Favorable / (Unfavorable)
	June 30, 2018	June 30, 2017		June 30, 2018	June 30, 2017
EBIT (loss)-adjusted	$(154)	$(157)	$3	$(320)	$(290)	$(30)

GM Cruise EBIT (Loss)-Adjusted In the six months ended June 30, 2018 EBIT (loss)-adjusted increased due primarily to increased engineering costs as we progress towards the commercialization of an autonomous ride-sharing fleet.

GM Financial

	Three Months Ended		Increase / (Decrease)%		Six Months Ended		Increase/ (Decrease)%
	June 30, 2018	June 30, 2017			June 30, 2018	June 30, 2017
Total revenue	$3,488	$2,990	$498	16.7%	$6,899	$5,738	$1,161	20.2%
Provision for loan losses	$128	$158	$(30)	(19.0)%	$264	$369	$(105)	(28.5)%
Earnings before income taxes-adjusted	$536	$357	$179	50.1%	$979	$585	$394	67.4%
	(Dollars in billions)
Average debt outstanding	$83.7	$73.7	$10.0	13.5%	$82.6	$70.4	$12.2	17.3%
Effective rate of interest paid	3.8%	3.5%	0.3%		3.7%	3.5%	0.2%

GM Financial Revenue In the three months ended June 30, 2018 Total revenue increased due primarily to increased leased vehicle income of $0.4 billion due to a larger lease portfolio.

In the six months ended June 30, 2018 Total revenue increased due primarily to increased leased vehicle income of $0.9 billion due to a larger lease portfolio.

GM Financial Earnings Before Income Taxes-Adjusted In the three months ended June 30, 2018 Earnings before income taxes-adjusted increased due primarily to increased net leased vehicle income of $0.3 billion due primarily to a larger lease portfolio, partially offset by an increase in interest expense due primarily to an increase in average debt outstanding resulting from growth in the loan and lease portfolios as well as rising benchmark rates.

In the six months ended June 30, 2018 Earnings before income taxes-adjusted increased due primarily to increased net leased vehicle income of $0.4 billion due primarily to a larger lease portfolio, partially offset by an increase in interest expense due primarily to an increase in average debt outstanding resulting from growth in the loan and lease portfolios as well as rising benchmark rates.

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

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and the “Risk Factors” section of our 2017 Form 10-K, some of which are outside of our control.

We continue to monitor and evaluate opportunities to strengthen our competitive position over the long-term while maintaining a strong investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations such as our pension plans, as well as the possibility of acquisitions, dispositions, investments with joint venture partners and strategic alliances that we believe would generate significant advantages and substantially strengthen our business.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors, not less than once annually. Management reaffirmed and our Board of Directors approved the capital allocation program, which includes reinvesting in our business at an average target ROIC-adjusted rate of 20% or greater, maintaining a strong investment-grade balance sheet, including a target average Automotive cash balance of $18 billion, and returning available cash to shareholders.

As part of our capital allocation program, our Board of Directors authorized programs to purchase $9 billion in aggregate of our common stock which were completed in the three months ended September 30, 2016 and 2017. We announced in January 2017 that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date, subsequent to completing the remaining portion of the previously announced programs. We completed $1.6 billion of the $5 billion program through June 30, 2018, which included $0.1 billion purchased in the three months ended March 31, 2018 in conjunction with the sale of GM common stock by the UAW Retiree Medical Benefits Trust. From inception of the program in 2015 through July 13, 2018 we had purchased an aggregate of 302 million shares of our outstanding common stock under our common stock repurchase program for $10.6 billion. We returned total cash to shareholders of $1.2 billion, consisting of dividends paid on our common stock and purchases of our common stock in the six months ended June 30, 2018.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. At December 31, 2017 the total size of our credit facilities was $14.5 billion which consisted principally of our two primary revolving credit facilities. In April 2018 we amended and restated our two existing revolving credit facilities and entered into a third facility, increasing our aggregate borrowing capacity from $14.5 billion to $16.5 billion. These facilities consist of a 364-day, $2.0 billion facility, a three-year, $4.0 billion facility and a five-year, $10.5 billion facility. The facilities are available to us as well as certain wholly owned subsidiaries, including GM Financial. The three-year, $4.0 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a letter of credit sub-facility of $1.1 billion. The five-year, $10.5 billion facility allows for borrowings in U.S. Dollars and other currencies. The 364-day, $2.0 billion facility allows for borrowing in U.S. Dollars only. We have allocated the 364-day, $2.0 billion facility for exclusive use by GM Financial. Total automotive available credit under the facility remains unchanged at $14.5 billion.

We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.4 billion at June 30, 2018 and December 31, 2017. GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use at June 30, 2018 or the remainder of our revolving credit facilities at June 30, 2018 and December 31, 2017. We had intercompany loans from GM Financial of $0.5 billion and $0.4 billion at June 30, 2018 and December 31, 2017, which consisted primarily of commercial loans to dealers we consolidate, and we had no intercompany loans to GM Financial. Refer to Note 5 of our condensed consolidated financial statements for additional information. Additionally, our 3.5%, $1.5 billion senior unsecured notes will mature in October 2018, which we intend to refinance.

As a means to access the strong liquidity available in our China JVs, from time to time, we may borrow from our joint ventures to provide additional liquidity to support our operations and capital investment. In the three months ended March 31, 2018, we borrowed $1.3 billion from SGM pursuant to a short-term unsecured note payable that we repaid in June 2018. In the three months ended June 30, 2018 we received dividends of $2.0 billion from our Automotive China JVs, which we believe have sufficient cash on hand to fund ongoing operations.

In May 2018 we entered into an agreement with KDB to fund capital expenditure requirements of GM Korea. As part of the agreement KDB agreed to purchase GM Korea Preferred Shares of approximately $0.75 billion, and we agreed to provide future funding to GM Korea if needed, not to exceed $2.8 billion through December 31, 2027, inclusive of $2.0 billion of planned capital expenditures through 2027. Refer to Note 17 to our condensed consolidated financial statements for further details.

The following table summarizes our available liquidity (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	June 30, 2018	December 31, 2017
Automotive cash and cash equivalents	$9.1	$11.2
Marketable securities	6.9	8.3
Automotive cash, cash equivalents and marketable securities(a)(b)	16.0	19.6
GM Cruise cash and cash equivalents(c)	2.0	—
Available liquidity	18.0	19.6
Available under credit facilities	14.1	14.1
Total available liquidity(a)	$32.1	$33.6
__________

(a)	Amounts do not add due to rounding.

(b)	Includes $0.4 billion that is designated exclusively to fund capital expenditures in GM Korea. Refer to Note 17 to our condensed consolidated financial statements for further details.

(c)	Amounts are designated exclusively for the use of GM Cruise. Refer to Note 17 to our condensed consolidated financial statements for further details.

The following table summarizes the changes in our automotive available liquidity (excluding GM Cruise, dollars in billions):

Six Months Ended June 30, 2018
Operating cash flow	$2.9
Capital expenditures	(4.3)
Dividends paid and payments to purchase common stock	(1.2)
GM investment in GM Cruise	(1.1)
Proceeds from KDB Investment in GM Korea	0.4
Other non-operating	(0.2)
Total change in automotive available liquidity	$(3.5)

Automotive Cash Flow (Dollars in Billions)

	Six Months Ended		Change
	June 30, 2018	June 30, 2017
Operating Activities
Income from continuing operations	$3.0	$5.0	$(2.0)
Depreciation and impairment of Equipment on operating leases, net	0.1	0.2	(0.1)
Depreciation, amortization and impairment charges on Property, net	2.9	2.7	0.2
Pension and OPEB activities	(1.6)	(1.2)	(0.4)
Working capital	(1.7)	(1.5)	(0.2)
Equipment on operating leases, net	0.3	(0.9)	1.2
Accrued and other liabilities	(0.9)	—	(0.9)
Income taxes	0.5	0.8	(0.3)
Undistributed earnings of nonconsolidated affiliates, net	0.8	0.6	0.2
Other	(0.5)	0.7	(1.2)
Net automotive cash provided by operating activities	$2.9	$6.4	$(3.5)

In the six months ended June 30, 2018 the decrease in Net automotive cash provided by operating activities was due primarily to: (1) unfavorable impacts from decreased Income from continuing operations, net of impairments and non-cash charges, of $0.7 billion related to restructuring actions in Korea, and $0.3 billion in gains from revaluations of investments; (2) unfavorable Working capital and Other due primarily to unfavorable accounts receivable and individually insignificant items, partially offset by an increase in accounts payable; partially offset by (4) receivables factoring with external sources of $0.5 billion; and (5) re-timing of subvention payments and receivables factoring with GM Financial of $0.4 billion. Refer to Note 5 of our condensed consolidated financial statements for transactions with GM Financial.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Change
	June 30, 2018	June 30, 2017
Investing Activities
Capital expenditures	$(4.3)	$(4.1)	$(0.2)
Acquisitions and liquidations of marketable securities, net	1.3	2.7	(1.4)
GM investment in GM Cruise	(1.1)	—	(1.1)
Other	(0.3)	(0.2)	(0.1)
Net automotive cash used in investing activities	$(4.4)	$(1.6)	$(2.8)

	Six Months Ended		Change
	June 30, 2018	June 30, 2017
Financing Activities
Dividends paid and payments to purchase common stock	$(1.2)	$(2.6)	$1.4
Proceeds from KDB investment in GM Korea	0.4	—	0.4
Other	0.1	(0.2)	0.3
Net automotive cash used in financing activities	$(0.7)	$(2.8)	$2.1

Adjusted Automotive Free Cash Flow

We measure adjusted automotive free cash flow as automotive operating cash flow from continuing operations less capital expenditures adjusted for management actions. For the six months ended June 30, 2018, net automotive cash provided by operating activities under U.S. GAAP was $2.9 billion, capital expenditures were $4.3 billion, and an add-back adjustment for management actions related to restructuring in Korea was $0.7 billion.

For the six months ended June 30, 2017, net automotive cash provided by operating activities under U.S. GAAP was $6.4 billion, capital expenditures were $4.1 billion, and there were no adjustments for management actions.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating, Moody's Investor Service and Standard & Poor's. In March 2018 DBRS Limited revised their outlook to Positive from Stable. All other credit ratings remained unchanged since December 31, 2017.

GM Cruise Liquidity

The following table summarizes the changes in our GM Cruise available liquidity (dollars in billions):

Six Months Ended June 30, 2018
Operating cash flow	$(0.3)
Issuance of GM Cruise Preferred Shares to SoftBank	0.9
GM investment in GM Cruise	1.1
Other non-operating	0.3
Total change in GM Cruise available liquidity	$2.0

When GM Cruise's autonomous vehicles are ready for commercial deployment, SoftBank is obligated to purchase additional GM Cruise Preferred Shares for $1.35 billion, after which the GM Cruise Preferred Shares will represent 19.6% of GM Cruise Holdings’ equity.

GM Cruise Cash Flow (Dollars in Billions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Change
	June 30, 2018	June 30, 2017
Net cash used in operating activities	$(0.3)	$(0.2)	$(0.1)
Net cash provided by financing activities	$2.3	$0.2	$2.1

In the six months ended June 30, 2018 Net cash provided by financing activities increased due primarily to the GM investment in GM Cruise and proceeds from the issuance of GM Cruise Preferred Shares to SoftBank.

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

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$4.0	$4.3
Borrowing capacity on unpledged eligible assets	15.9	12.5
Borrowing capacity on committed unsecured lines of credit	0.1	0.1
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	—
Total GM Financial available liquidity	$22.0	$16.9

In the six months ended June 30, 2018 available liquidity increased due primarily to an increase in receivables eligible to be pledged and a decrease in advances outstanding on secured revolving credit facilities. In addition, GM Financial added $2.0 billion in borrowing capacity on our credit facility as described in the Automotive Liquidity section of this MD&A.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at June 30, 2018. GM Financial's borrowing ability was revised with our amended and restated credit facilities in April 2018. Refer to the Automotive Liquidity section of this MD&A for additional details.

GM Financial Cash Flow (Dollars in Billions)

	Six Months Ended		Change
	June 30, 2018	June 30, 2017
Net cash provided by operating activities	$3.6	$3.2	$0.4
Net cash used in investing activities	$(7.9)	$(13.7)	$5.8
Net cash provided by financing activities	$4.5	$13.4	$(8.9)

In the six months ended June 30, 2018 Net cash provided by operating activities increased due primarily to an increase in net leased vehicle income, partially offset by increased interest expense and operating expenses.

In the six months ended June 30, 2018 Net cash used in investing activities decreased due primarily to: (1) increased proceeds from the termination of leased vehicles of $2.6 billion; (2) increased collections on finance receivables of $1.6 billion; (3) decreased purchases and funding of finance receivables of $0.8 billion; and (4) decreased purchases of leased vehicles of $0.8 billion.

In the six months ended June 30, 2018 Net cash provided by financing activities decreased due primarily to a decrease in borrowings, net of payments, of $8.8 billion.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2018. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

Refer to the discussion in the "Litigation-Related Liability and Tax Administrative Matters" section in Note 14 to our condensed consolidated financial statements and the 2017 Form 10-K for information relating to legal proceedings.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2017 Form 10-K.

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended June 30, 2018:

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
April 1, 2018 through April 30, 2018	39,459	$37.61	—	$3.4 billion
May 1, 2018 through May 31, 2018	197,399	$37.34	—	$3.4 billion
June 1, 2018 through June 30, 2018	197,978	$42.91	—	$3.4 billion
Total	434,836	$39.90	—
__________

(a)
Shares purchased consist of shares retained by us for the payment of the exercise price upon the exercise of warrants and shares delivered by employees or directors to us for the payment of taxes resulting from issuance of common stock upon the vesting of RSUs, Performance Stock Units and Restricted Stock Awards relating to compensation plans. Refer to our 2017 Form 10-K for additional details on warrants outstanding and employee stock incentive plans.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
2.1*	Purchase Agreement by and among General Motors Holdings LLC, GM Cruise Holdings LLC, and Softbank Vision Fund (AIV M1), L.P. dated May 31, 2018	Filed Herewith
10.1	Amended and Restated Limited Liability Company Agreement of GM Cruise Holdings LLC dated June 28, 2018	Filed Herewith
10.2†
Third Amended and Restated 3-Year Revolving Credit Agreement, dated as of April 18, 2018, among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed April 20, 2018
Incorporated by Reference
10.3†
Third Amended and Restated 5-Year Revolving Credit Agreement, dated as of April 18, 2018, among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed April 20, 2018
Incorporated by Reference
10.4†
364-Day Revolving Credit Agreement, dated as of April 18, 2018, among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Company filed April 20, 2018
Incorporated by Reference
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
__________

†	Portions of these exhibits have been omitted pursuant to a granted request for confidential treatment, which has been submitted separately to the SEC.

*	The Company agrees to furnish supplementally a copy of the omitted schedule to the Securities and Exchange Commission upon request.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ THOMAS S. TIMKO
Thomas S. Timko, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	July 25, 2018