Form 10-Q
period 2018-09-30
General Motors Co
filed 2018-10-31
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 12, 2018 the number of shares outstanding of common stock was 1,411,403,633 shares.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales and revenue
Automotive	$32,276	$30,466	$98,242	$98,983
GM Financial	3,515	3,157	10,408	8,890
Total net sales and revenue (Note 3)	35,791	33,623	108,650	107,873
Costs and expenses
Automotive and other cost of sales	28,533	26,852	88,788	86,148
GM Financial interest, operating and other expenses	3,064	2,892	9,074	8,133
Automotive and other selling, general and administrative expense	2,584	2,303	7,172	7,136
Total costs and expenses	34,181	32,047	105,034	101,417
Operating income	1,610	1,576	3,616	6,456
Automotive interest expense	161	151	470	430
Interest income and other non-operating income, net	651	505	2,130	1,259
Equity income (Note 8)	530	500	1,815	1,585
Income before income taxes	2,630	2,430	7,091	8,870
Income tax expense (Note 15)	100	2,316	1,085	3,637
Income from continuing operations	2,530	114	6,006	5,233
Loss from discontinued operations, net of tax (Note 19)	—	3,096	70	3,935
Net income (loss)	2,530	(2,982)	5,936	1,298
Net (income) loss attributable to noncontrolling interests	4	1	34	(11)
Net income (loss) attributable to stockholders	$2,534	$(2,981)	$5,970	$1,287

Net income (loss) attributable to common stockholders	$2,503	$(2,983)	$5,910	$1,285

Earnings per share (Note 18)
Basic earnings per common share – continuing operations	$1.77	$0.08	$4.24	$3.52
Basic loss per common share – discontinued operations	$—	$2.14	$0.05	$2.65

Basic earnings (loss) per common share	$1.77	$(2.06)	$4.19	$0.87
Weighted-average common shares outstanding – basic	1,412	1,445	1,410	1,483

Diluted earnings per common share – continuing operations	$1.75	$0.08	$4.18	$3.46
Diluted loss per common share – discontinued operations	$—	$2.11	$0.05	$2.61

Diluted earnings (loss) per common share	$1.75	$(2.03)	$4.13	$0.85
Weighted-average common shares outstanding – diluted	1,431	1,472	1,431	1,507

Dividends declared per common share	$0.38	$0.38	$1.14	$1.14

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income (loss)	$2,530	$(2,982)	$5,936	$1,298
Other comprehensive income (loss), net of tax (Note 17)
Foreign currency translation adjustments and other	(209)	371	(503)	572
Defined benefit plans	59	1,213	286	973
Other comprehensive income (loss), net of tax	(150)	1,584	(217)	1,545
Comprehensive income (loss)	2,380	(1,398)	5,719	2,843
Comprehensive (income) loss attributable to noncontrolling interests	4	3	39	(9)
Comprehensive income (loss) attributable to stockholders	$2,384	$(1,395)	$5,758	$2,834

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$18,435	$15,512
Marketable securities (Note 4)	5,916	8,313
Accounts and notes receivable, net	10,376	8,164
GM Financial receivables, net (Note 5; Note 9 at VIEs)	23,432	20,521
Inventories (Note 6)	11,334	10,663
Equipment on operating leases, net (Note 7)	474	1,106
Other current assets (Note 4; Note 9 at VIEs)	4,881	4,465
Total current assets	74,848	68,744
Non-current Assets
GM Financial receivables, net (Note 5; Note 9 at VIEs)	24,086	21,208
Equity in net assets of nonconsolidated affiliates (Note 8)	9,155	9,073
Property, net	38,655	36,253
Goodwill and intangible assets, net	5,651	5,849
Equipment on operating leases, net (Note 7; Note 9 at VIEs)	44,128	42,882
Deferred income taxes	23,242	23,544
Other assets (Note 4; Note 9 at VIEs)	5,946	4,929
Total non-current assets	150,863	143,738
Total Assets	$225,711	$212,482

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$25,147	$23,929
Short-term debt and current portion of long-term debt (Note 10)
Automotive	2,915	2,515
GM Financial (Note 9 at VIEs)	27,950	24,450
Accrued liabilities	28,104	25,996
Total current liabilities	84,116	76,890
Non-current Liabilities
Long-term debt (Note 10)
Automotive	13,048	10,987
GM Financial (Note 9 at VIEs)	58,427	56,267
Postretirement benefits other than pensions (Note 13)	5,832	5,998
Pensions (Note 13)	11,119	13,746
Other liabilities	12,261	12,394
Total non-current liabilities	100,687	99,392
Total Liabilities	184,803	176,282
Commitments and contingencies (Note 14)
Equity (Note 17)
Common stock, $0.01 par value	14	14
Additional paid-in capital	25,503	25,371
Retained earnings	20,865	17,627
Accumulated other comprehensive loss	(8,321)	(8,011)
Total stockholders’ equity	38,061	35,001
Noncontrolling interests	2,847	1,199
Total Equity	40,908	36,200
Total Liabilities and Equity	$225,711	$212,482

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities
Income from continuing operations	$6,006	$5,233
Depreciation and impairment of Equipment on operating leases, net	5,633	4,947
Depreciation, amortization and impairment charges on Property, net	4,390	4,137
Foreign currency remeasurement and transaction (gains) losses	280	(12)
Undistributed earnings of nonconsolidated affiliates, net	185	370
Pension contributions and OPEB payments	(1,750)	(1,109)
Pension and OPEB income, net	(940)	(646)
Provision for deferred taxes	680	3,517
Change in other operating assets and liabilities	(5,258)	(6,061)
Net cash provided by operating activities – continuing operations	9,226	10,376
Net cash provided by operating activities – discontinued operations	—	64
Net cash provided by operating activities	9,226	10,440
Cash flows from investing activities
Expenditures for property	(6,562)	(6,353)
Available-for-sale marketable securities, acquisitions	(2,313)	(4,499)
Available-for-sale marketable securities, liquidations	4,637	7,901
Purchases of finance receivables, net	(17,297)	(15,134)
Principal collections and recoveries on finance receivables	11,776	9,363
Purchases of leased vehicles, net	(13,051)	(14,809)
Proceeds from termination of leased vehicles	8,094	4,649
Other investing activities	(25)	93
Net cash used in investing activities – continuing operations	(14,741)	(18,789)
Net cash provided by (used in) investing activities – discontinued operations (Note 19)	166	(3,972)
Net cash used in investing activities	(14,575)	(22,761)
Cash flows from financing activities
Net increase (decrease) in short-term debt	1,695	(374)
Proceeds from issuance of debt (original maturities greater than three months)	32,801	43,048
Payments on debt (original maturities greater than three months)	(25,408)	(26,034)
Payments to purchase common stock	(100)	(2,994)
Proceeds from issuance of preferred stock (Note 17)	1,753	985
Dividends paid	(1,690)	(1,701)
Other financing activities	(439)	(271)
Net cash provided by financing activities – continuing operations	8,612	12,659
Net cash provided by financing activities – discontinued operations	—	20
Net cash provided by financing activities	8,612	12,679
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(253)	362
Net increase in cash, cash equivalents and restricted cash	3,010	720
Cash, cash equivalents and restricted cash at beginning of period	17,848	15,160
Cash, cash equivalents and restricted cash at end of period	$20,858	$15,880

Cash, cash equivalents and restricted cash – continuing operations at end of period (Note 4)	$20,858	$15,315
Cash, cash equivalents and restricted cash – discontinued operations at end of period	$—	$565
Significant Non-cash Investing and Financing Activity
Non-cash property additions – continuing operations	$4,284	$3,833
Non-cash proceeds on sale of discontinued operations (Note 19)	$—	$808

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2017	$15	$26,983	$26,168	$(9,330)	$239	$44,075
Net income	—	—	1,287	—	11	1,298
Other comprehensive income	—	—	—	1,547	(2)	1,545
Purchase of common stock	(1)	(1,476)	(1,517)	—	—	(2,994)
Exercise of common stock warrants	—	42	—	—	—	42
Issuance of preferred stock (Note 17)	—	—	—	—	985	985
Stock based compensation	—	293	(25)	—	—	268
Cash dividends paid on common stock	—	—	(1,683)	—	—	(1,683)
Dividends to noncontrolling interests	—	—	—	—	(18)	(18)
Other	—	(60)	—	—	19	(41)
Balance at September 30, 2017	$14	$25,782	$24,230	$(7,783)	$1,234	$43,477

Balance at January 1, 2018	$14	$25,371	$17,627	$(8,011)	$1,199	$36,200
Adoption of accounting standards (Note 1)	—	—	(1,046)	(98)	—	(1,144)
Net income	—	—	5,970	—	(34)	5,936
Other comprehensive loss	—	—	—	(212)	(5)	(217)
Issuance of preferred stock (Note 17)	—	—	—	—	1,753	1,753
Purchase of common stock	—	(44)	(56)	—	—	(100)
Exercise of common stock warrants	—	2	—	—	—	2
Cash dividends paid on common stock	—	—	(1,608)	—	—	(1,608)
Dividends to noncontrolling interests	—	—	—	—	(106)	(106)
Other	—	174	(22)	—	40	192
Balance at September 30, 2018	$14	$25,503	$20,865	$(8,321)	$2,847	$40,908

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation
General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells cars, trucks, crossovers and automobile parts worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our continuing operations through the following segments: GM North America (GMNA), GM International (GMI), GM Cruise and GM Financial. GM Cruise is our global segment designed to build, grow and invest in our autonomous ride-sharing vehicle business. As a result of the growing importance of our autonomous vehicle operations, we moved these operations from Corporate to GM Cruise and began presenting GM Cruise as a new reportable segment in the three months ended June 30, 2018. All periods presented have been recast to reflect the segment changes. Nonsegment operations and Maven, our ride- and car-sharing business, are classified as Corporate. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain nonsegment specific revenues and expenses.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the financial statement line items within our condensed consolidated income statement and balance sheet significantly impacted by ASU 2014-09:

	Three Months Ended September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Income Statement
Automotive net sales and revenue	$32,276	$32,959	$(683)
Income before income taxes	$2,630	$3,321	$(691)
Net income attributable to stockholders	$2,534	$3,071	$(537)

	Nine Months Ended September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Income Statement
Automotive net sales and revenue	$98,242	$97,961	$281
Automotive and other cost of sales	$88,788	$87,749	$1,039
Income before income taxes	$7,091	$7,661	$(570)
Net income attributable to stockholders	$5,970	$6,402	$(432)

	September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change
Balance Sheet
Equipment on operating leases, net	$474	$1,428	$(954)
Deferred income taxes	$23,242	$22,661	$581
Accrued liabilities	$28,104	$25,963	$2,141
Other liabilities	$12,261	$12,657	$(396)
Retained earnings	$20,865	$22,633	$(1,768)

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

Accounting Standards Not Yet Adopted

In February 2016 the Financial Accounting Standards Board issued ASU 2016-02, "Leases" (ASU 2016-02), which requires us as the lessee to recognize most leases on the balance sheet thereby resulting in the recognition of right of use assets and lease obligations for those leases currently classified as operating leases. The accounting for leases where we are the lessor remains largely unchanged. We are continuing to assess the accounting and disclosure impact of ASU 2016-02 and refine our processes to permit adoption on January 1, 2019. We plan to elect the optional transition method as well as the package of practical expedients upon adoption. We expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our minimum commitments under noncancelable operating leases are not significantly different than those disclosed in our 2017 Form 10-K.

In June 2016 the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires entities to use a new impairment model based on Current Expected Credit Losses (CECL) rather than incurred losses. We plan to adopt ASU 2016-13 on January 1, 2020 on a modified retrospective basis, which will result in an increase to our allowance for credit losses and a decrease to Retained earnings as of the adoption date. Estimated credit losses under CECL will consider relevant information about past events, current conditions and reasonable and supportable forecasts, resulting in recognition of lifetime expected credit losses upon loan origination.

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

Equipment on Operating Leases Equipment on operating leases, net consists of vehicle leases to retail customers with lease terms of two to five years and vehicle sales to rental car companies that are expected to be repurchased in an average of seven

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

months. We are exposed to changes in the residual values of these assets. The residual values represent estimates of the values of the leased vehicles at the end of the lease contracts and are determined based on forecasted auction proceeds when there is a reliable basis to make such a determination. Realization of the residual values is dependent on the future ability to market the vehicles under prevailing market conditions. The adequacy of the estimate of the residual value is evaluated over the life of the arrangement and adjustments may be made to the extent the expected value of the vehicle changes. Adjustments may be in the form of revisions to the depreciation rate or recognition of an impairment charge. Impairment is determined to exist if an impairment indicator exists and the expected future cash flows, which include estimated residual values, are lower than the carrying amount of the vehicle's asset group. If the carrying amount is considered impaired an impairment charge is recorded for the amount by which the carrying amount exceeds fair value of the vehicle's asset group. Fair value is determined primarily using the anticipated cash flows, including estimated residual values. In our automotive finance operations when a leased vehicle is returned or repossessed the asset is recorded in Other assets at the lower of amortized cost or estimated selling price, less costs to sell. Upon disposition a gain or loss is recorded in GM Financial interest, operating and other expenses for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 3. Revenue
The following table disaggregates our revenue by major source for revenue generating segments:

	Three Months Ended September 30, 2018
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations	Total
Vehicle, parts and accessories	$26,273	$4,226	$2	$30,501	$—	$(11)	$30,490
Used vehicles	582	23	—	605	—	(1)	604
Services and other	795	333	54	1,182	—	—	1,182
Automotive net sales and revenue	27,650	4,582	56	32,288	—	(12)	32,276
Leased vehicle income	—	—	—	—	2,501	—	2,501
Finance charge income	—	—	—	—	917	(2)	915
Other income	—	—	—	—	100	(1)	99
GM Financial net sales and revenue	—	—	—	—	3,518	(3)	3,515
Net sales and revenue	$27,650	$4,582	$56	$32,288	$3,518	$(15)	$35,791

	Nine Months Ended September 30, 2018
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations	Total
Vehicle, parts and accessories	$79,029	$13,320	$12	$92,361	$—	$(36)	$92,325
Used vehicles	2,506	138	—	2,644	—	(34)	2,610
Services and other	2,434	730	143	3,307	—	—	3,307
Automotive net sales and revenue	83,969	14,188	155	98,312	—	(70)	98,242
Leased vehicle income	—	—	—	—	7,445	—	7,445
Finance charge income	—	—	—	—	2,667	(5)	2,662
Other income	—	—	—	—	305	(4)	301
GM Financial net sales and revenue	—	—	—	—	10,417	(9)	10,408
Net sales and revenue	$83,969	$14,188	$155	$98,312	$10,417	$(79)	$108,650

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales were insignificant in the three and nine months ended September 30, 2018.

Contract liabilities in our Automotive segments consist primarily of maintenance, extended warranty and other service contracts. We recognized revenue of $426 million and $1.2 billion related to contract liabilities during the three and nine months ended September 30, 2018. We expect to recognize revenue of $560 million in the three months ending December 31, 2018 and $1.0 billion, $497 million and $600 million in the years ending December 31, 2019, 2020 and thereafter related to contract liabilities as of September 30, 2018.

Note 4. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt and equity securities which approximates cost:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Fair Value Level	September 30, 2018	December 31, 2017
Cash and cash equivalents
Cash and time deposits(a)		$7,144	$6,962
Available-for-sale debt securities
U.S. government and agencies	2	1,115	750
Corporate debt	2	2,774	3,032
Sovereign debt	2	2,033	1,954
Total available-for-sale debt securities – cash equivalents		5,922	5,736
Money market funds(b)	1	5,369	2,814
Total cash and cash equivalents		$18,435	$15,512
Marketable debt securities
U.S. government and agencies	2	$1,229	$3,310
Corporate debt	2	3,416	3,665
Mortgage and asset-backed	2	685	635
Sovereign debt	2	586	703
Total available-for-sale debt securities – marketable securities		$5,916	$8,313
Restricted cash
Cash and cash equivalents		$198	$219
Money market funds	1	2,225	2,117
Total restricted cash		$2,423	$2,336

Available-for-sale debt securities included above with contractual maturities(c)
Due in one year or less		$6,777
Due between one and five years		4,376
Total available-for-sale debt securities with contractual maturities		$11,153
__________

(a)	Includes $364 million that is designated exclusively to fund capital expenditures in GM Korea Company (GM Korea) at September 30, 2018. Refer to Note 17 for additional information.

(b)	Includes $1.8 billion in GM Cruise at September 30, 2018. Refer to Note 17 for additional information.

(c)	Excludes mortgage and asset-backed securities.

Proceeds from the sale of investments classified as available-for-sale and sold prior to maturity were $1.7 billion and $3.7 billion in the three months ended September 30, 2018 and 2017 and $3.6 billion and $5.1 billion in the nine months ended September 30, 2018 and 2017. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three and nine months ended September 30, 2018 and 2017. Cumulative unrealized gains and losses on available-for-sale debt securities were insignificant at September 30, 2018 and December 31, 2017.

Investments in equity securities where market quotations are not available are accounted for at fair value primarily using Level 3 inputs. We recorded an unrealized gain of $142 million in Interest income and other non-operating income, net in the three months ended June 30, 2018 to adjust an investment in an equity security to a fair value of $884 million at June 30, 2018, which remained unchanged at September 30, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

September 30, 2018
Cash and cash equivalents	$18,435
Restricted cash included in Other current assets	1,883
Restricted cash included in Other assets	540
Total	$20,858

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 5. GM Financial Receivables and Transactions

	September 30, 2018			December 31, 2017
	Retail	Commercial	Total	Retail	Commercial	Total
Finance receivables, collectively evaluated for impairment, net of fees	$35,442	$10,601	$46,043	$30,486	$9,935	$40,421
Finance receivables, individually evaluated for impairment, net of fees	2,308	67	2,375	2,228	22	2,250
GM Financial receivables	37,750	10,668	48,418	32,714	9,957	42,671
Less: allowance for loan losses	(839)	(61)	(900)	(889)	(53)	(942)
GM Financial receivables, net	$36,911	$10,607	$47,518	$31,825	$9,904	$41,729

Fair value of GM Financial receivables utilizing Level 2 inputs			$10,607			$9,904
Fair value of GM Financial receivables utilizing Level 3 inputs			$36,551			$31,831

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Allowance for loan losses at beginning of period	$873	$893	$942	$805
Provision for loan losses	180	204	444	573
Charge-offs	(285)	(287)	(878)	(858)
Recoveries	130	135	398	420
Effect of foreign currency	2	3	(6)	8
Allowance for loan losses at end of period	$900	$948	$900	$948

The allowance for loan losses on retail and commercial finance receivables included a collective allowance of $575 million and $611 million and a specific allowance of $325 million and $331 million at September 30, 2018 and December 31, 2017.

Retail Finance Receivables We use proprietary scoring systems in the underwriting process that measure the credit quality of retail finance receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score or its equivalent) and contract characteristics. We also consider other factors such as employment history, financial stability and capacity to pay. Subsequent to origination we review the credit quality of retail finance receivables based on customer payment activity. At September 30, 2018 and December 31, 2017, 27% and 33% of retail finance receivables were from consumers with sub-prime credit scores, which are defined as FICO or equivalent scores of less than 620 at the time of loan origination.

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $847 million and $778 million at September 30, 2018 and December 31, 2017. The following table summarizes the contractual amount of delinquent retail finance receivables, which is not significantly different than the recorded investment of the retail finance receivables:

	September 30, 2018		September 30, 2017
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,302	3.5%	$1,176	3.6%
Greater-than-60 days delinquent	498	1.3%	521	1.6%
Total finance receivables more than 30 days delinquent	1,800	4.8%	1,697	5.2%
In repossession	53	0.1%	55	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,853	4.9%	$1,752	5.4%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Retail finance receivables classified as troubled debt restructurings and individually evaluated for impairment were $2.3 billion and $2.2 billion and the allowance for loan losses included $317 million and $328 million of specific allowances on these receivables at September 30, 2018 and December 31, 2017.

Commercial Finance Receivables Our commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. Dealers in Group VI are subject to additional restrictions on funding, including suspension of lines of credit and liquidation of assets. The commercial finance receivables on non-accrual status were insignificant at September 30, 2018 and December 31, 2017. The following table summarizes the credit risk profile by dealer risk rating of the commercial finance receivables:

		September 30, 2018	December 31, 2017
Group I	– Dealers with superior financial metrics	$2,077	$1,915
Group II	– Dealers with strong financial metrics	3,905	3,465
Group III	– Dealers with fair financial metrics	3,197	3,239
Group IV	– Dealers with weak financial metrics	960	997
Group V	– Dealers warranting special mention due to elevated risks	422	260
Group VI	– Dealers with loans classified as substandard, doubtful or impaired	107	81
		$10,668	$9,957

Transactions with GM Financial The following table shows transactions between our Automotive segments and GM Financial. These amounts are shown in GM Financial's condensed consolidated balance sheets and statements of income. All balance sheet amounts in the table below are eliminated. Income statement amounts may not fully eliminate due to timing.

	September 30, 2018	December 31, 2017
Condensed Consolidated Balance Sheets
Commercial finance receivables, net due from GM consolidated dealers	$437	$355
Direct-financing lease receivables from GM subsidiaries	$125	$88
Subvention receivable(a)	$735	$306
Commercial loan funding payable	$86	$90

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$142	$129	$409	$361
Leased vehicle subvention earned	$827	$786	$2,438	$2,246
__________

(a)
Cash paid by Automotive segments to GM Financial for subvention was $1.1 billion for the three months ended September 30, 2018 and 2017 and $2.8 billion and $3.3 billion for the nine months ended September 30, 2018 and 2017.

GM Financial’s Board of Directors declared a $375 million dividend on its common stock on October 26, 2018, which we received on October 30, 2018.

Note 6. Inventories

	September 30, 2018	December 31, 2017
Total productive material, supplies and work in process	$4,634	$4,203
Finished product, including service parts	6,700	6,460
Total inventories	$11,334	$10,663

Note 7. Equipment on Operating Leases

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Equipment on operating leases consists of leases to retail customers that are recorded as operating leases and vehicle sales to daily rental car companies with an actual or expected repurchase obligation.

	September 30, 2018	December 31, 2017
Equipment on operating leases	$55,840	$53,947
Less: accumulated depreciation	(11,238)	(9,959)
Equipment on operating leases, net(a)	$44,602	$43,988
__________

(a)	Includes $44.1 billion and $42.9 billion of GM Financial Equipment on operating leases, net at September 30, 2018 and December 31, 2017.

Depreciation expense related to Equipment on operating leases, net was $1.9 billion and $1.8 billion in the three months ended September 30, 2018 and 2017 and $5.6 billion and $4.9 billion in the nine months ended September 30, 2018 and 2017.

The following table summarizes minimum rental payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Minimum rental receipts under operating leases	$1,882	$6,260	$3,570	$1,077	$97	$6	$12,892

Note 8. Equity in Net Assets of Nonconsolidated Affiliates

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Automotive China equity income	$485	$459	$1,674	$1,472
Other joint ventures equity income	45	41	141	113
Total Equity income	$530	$500	$1,815	$1,585
There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$11,461	$12,161	$37,781	$34,177
Automotive China JVs' net income	$999	$964	$3,370	$2,912
Dividends received from our nonconsolidated affiliates were insignificant and $382 million in the three months ended September 30, 2018 and 2017 and $2.0 billion in the nine months ended September 30, 2018 and 2017. We had undistributed earnings of $2.0 billion and $2.2 billion related to our nonconsolidated affiliates at September 30, 2018 and December 31, 2017.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	September 30, 2018	December 31, 2017
Restricted cash – current	$1,733	$1,740
Restricted cash – non-current	$487	$527
GM Financial receivables, net of fees – current	$16,502	$15,141
GM Financial receivables, net of fees – non-current	$13,080	$12,944
GM Financial equipment on operating leases, net	$21,252	$22,222
GM Financial short-term debt and current portion of long-term debt	$19,086	$18,972
GM Financial long-term debt	$20,392	$20,356

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

Note 10. Automotive and GM Financial Debt

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total automotive debt	$15,963	$16,352	$13,502	$15,088
Fair value utilizing Level 1 inputs		$13,971		$13,202
Fair value utilizing Level 2 inputs		$2,381		$1,886

In April 2018 we amended and restated our two existing revolving credit facilities and entered into a third facility, increasing our aggregate borrowing capacity from $14.5 billion to $16.5 billion. These facilities consist of a 364-day, $2.0 billion facility, a three-year, $4.0 billion facility and a five-year, $10.5 billion facility. The facilities are available to us as well as certain wholly- owned subsidiaries, including GM Financial. The three-year, $4.0 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a letter of credit sub-facility of $1.1 billion. The five-year, $10.5 billion facility allows for borrowings in U.S. Dollars and other currencies. The 364-day, $2.0 billion facility allows for borrowing in U.S. Dollars only. We have allocated the 364-day, $2.0 billion facility for exclusive use by GM Financial.

In September 2018 we issued $2.1 billion in aggregate principal amount of senior unsecured notes with an initial weighted average interest rate of 5.03% and maturity dates ranging from 2021 to 2049. The notes are governed by the same indenture that was used in past issuances, which contains terms and covenants customary of these types of securities including limitation on the amount of certain secured debt we may incur. The net proceeds from the issuance of these senior unsecured notes were used to repay $1.5 billion of debt in October 2018 upon maturity, pre-fund $584 million in certain mandatory contributions for our U.K. and Canada pension plans due in 2019 through 2021, and for other general corporate purposes.

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$39,722	$39,679	$39,887	$39,948
Unsecured debt	46,655	47,062	40,830	41,989
Total GM Financial debt	$86,377	$86,741	$80,717	$81,937

Fair value utilizing Level 2 inputs		$84,693		$79,623
Fair value utilizing Level 3 inputs		$2,048		$2,314

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 9 for additional information on GM Financial's involvement with VIEs. In the nine months ended September 30, 2018 GM Financial entered into new or renewed

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

credit facilities with a total net additional borrowing capacity of $345 million, which had substantially the same terms as existing debt and GM Financial issued $16.3 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.89% and maturity dates ranging from 2022 to 2026.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the nine months ended September 30, 2018 GM Financial issued $7.2 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.17% and maturity dates ranging from 2020 to 2028.

During the nine months ended September 30, 2018, GM Financial launched an unsecured commercial paper notes program in the U.S. At September 30, 2018, the principal amount outstanding of GM Financial's commercial paper in the U.S. was $1.5 billion.

Each of the revolving credit facilities and the indentures governing GM Financial's notes contain terms and covenants including limitations on GM Financial's ability to incur certain liens.

Note 11. Derivative Financial Instruments
Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	September 30, 2018	December 31, 2017
Derivatives not designated as hedges(a)
Foreign currency	2	$2,970	$4,022
Commodity	2	636	606
PSA warrants(b)	2	46	48
Total derivative financial instruments		$3,652	$4,676
__________

(a)
The fair value of these derivative instruments at September 30, 2018 and December 31, 2017 and the gains/losses included in our condensed consolidated income statements for the three and nine months ended September 30, 2018 and 2017 were insignificant, unless otherwise noted.

(b)
The fair value of the PSA warrants located in Other assets was $1.1 billion and $764 million at September 30, 2018 and December 31, 2017. We recorded gains in Interest income and other non-operating income, net of $171 million and an insignificant amount in the three months ended September 30, 2018 and 2017 and $324 million and an insignificant amount in the nine months ended September 30, 2018 and 2017.

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

GM Financial The following table presents the notional amounts of GM Financial's derivative financial instruments:

	Fair Value Level	September 30, 2018	December 31, 2017
Derivatives designated as hedges(a)
Fair value hedges – interest rate contracts(b)(c)	2	$10,510	$11,110
Cash flow hedges
Interest rate contracts	2	905	2,177
Foreign currency	2	2,108	1,574
Derivatives not designated as hedges(a)
Interest rate contracts(c)(d)	2	93,162	81,938
Foreign currency	2	1,858	1,201
Total derivative financial instruments		$108,543	$98,000
__________

(a)
The fair value of these derivative instruments at September 30, 2018 and December 31, 2017 and the gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017 were insignificant, unless otherwise noted.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

(b)
The fair value of these derivative instruments located in Other liabilities was $510 million and $290 million at September 30, 2018 and December 31, 2017. The fair value of these derivative instruments located in Other assets was insignificant at September 30, 2018 and December 31, 2017.

(c)	Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.

(d)
The fair value of these derivative instruments located in Other assets was $551 million and $329 million at September 30, 2018 and December 31, 2017. The fair value of these derivative instruments located in Other liabilities was $670 million and $207 million at September 30, 2018 and December 31, 2017.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheet related to items designated and qualifying as hedged items in fair value hedging relationships:

	September 30, 2018
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
GM Financial long-term debt	$15,363	$735
__________

(a)	Includes $178 million of adjustments remaining on hedged items for which hedge accounting has been discontinued.

Note 12. Product Warranty and Related Liabilities

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Warranty balance at beginning of period	$7,990	$8,890	$8,332	$9,069
Warranties issued and assumed in period – recall campaigns	101	173	515	527
Warranties issued and assumed in period – product warranty	542	481	1,599	1,586
Payments	(723)	(787)	(2,175)	(2,382)
Adjustments to pre-existing warranties	(209)	(317)	(426)	(405)
Effect of foreign currency and other	(8)	39	(152)	84
Warranty balance at end of period	$7,693	$8,479	$7,693	$8,479

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at September 30, 2018. Refer to Note 14 for reasonably possible losses on Takata Corporation (Takata) matters.

Note 13. Pensions and Other Postretirement Benefits

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$83	$33	$5	$79	$45	$4
Interest cost	513	112	49	536	115	51
Expected return on plan assets	(972)	(201)	—	(919)	(185)	—
Amortization of prior service cost (credit)	(1)	1	(4)	(1)	2	(3)
Amortization of net actuarial (gains) losses	2	35	14	(2)	29	8
Curtailments, settlements and other	—	18	—	—	—	—
Net periodic pension and OPEB (income) expense	$(375)	$(2)	$64	$(307)	$6	$60

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$248	$138	$15	$237	$131	$14
Interest cost	1,538	349	147	1,608	366	149
Expected return on plan assets	(2,917)	(621)	—	(2,757)	(528)	—
Amortization of prior service cost (credit)	(3)	3	(11)	(3)	4	(10)
Amortization of net actuarial (gains) losses	7	109	40	(5)	124	24
Curtailments, settlements and other	—	18	—	—	—	—
Net periodic pension and OPEB (income) expense	$(1,127)	$(4)	$191	$(920)	$97	$177

The non-service cost components of the net periodic pension and OPEB income of $401 million and $369 million in the three months ended September 30, 2018 and 2017 and $1.2 billion and $1.0 billion in the nine months ended September 30, 2018 and 2017 are presented in Interest income and other non-operating income, net. We used the practical expedient for retrospective presentation of the 2017 non-service cost components in this disclosure. Refer to Note 1 for additional details on the adoption of ASU 2017-07.

We expect to contribute approximately $1.6 billion to our non-U.S. pension plans in 2018, inclusive of $584 million in contributions to pre-fund U.K. and Canada pension plans in the three months ended September 30, 2018 and approximately $300 million in payments of pension obligations for separated employees in Korea. Refer to Note 16 for additional information on the Korea payments.

Note 14. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At September 30, 2018 and December 31, 2017 we had accruals of $1.4 billion and $930 million in Accrued liabilities and Other liabilities. The increase is due primarily to matters related to the ignition switch recall. In many matters, it is inherently difficult to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

In September 2018 the Southern District granted our motion to dismiss claims for lost personal time (in 41 out of 47 jurisdictions) and certain unjust enrichment claims, but denied our motion to dismiss plaintiffs’ economic loss claims in 27 jurisdictions. Significant summary judgment, class certification, and expert evidentiary motions remain at issue.

Personal Injury Claims We also are aware of several hundred actions pending in various courts in the U.S. and Canada alleging injury or death as a result of defects that may be the subject of the 2014 recalls (personal injury cases). In general, these cases seek recovery for purported compensatory damages, punitive damages and/or other relief. Since 2016, several bellwether trials of personal injury cases have taken place in the Southern District and in a Texas state court, which is administering a Texas state multi-district litigation (MDL). None of these trials resulted in a finding of liability against GM. We are currently preparing for two additional bellwether trials in the MDL pending in the Southern District.

Appellate Litigation Regarding Successor Liability Ignition Switch Claims In 2016, the United States Court of Appeals for the Second Circuit held that the 2009 order of the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court) approving the sale of substantially all of the assets of Motors Liquidation Company to GM free and clear of, among other things, claims asserting successor liability for obligations owed by Motors Liquidation Company (successor liability claims) could not be enforced to bar claims against GM asserted by either plaintiffs who purchased used vehicles after the sale or against purchasers who asserted claims relating to the ignition switch defect, including pre-sale personal injury claims and economic-loss claims.

Contingently Issuable Shares  Under the Amended and Restated Master Sale and Purchase Agreement between us and Motors Liquidation Company GM may be obligated to issue additional shares (Adjustment Shares) of our common stock if allowed general unsecured claims against the Motors Liquidation Company GUC Trust (GUC Trust), as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions), which amounts to approximately $1.0 billion based on the GM share price as of October 12, 2018. The GUC Trust stated in public filings that allowed general unsecured claims were approximately $31.9 billion as of June 30, 2018. In 2016 and 2017 certain personal injury and economic loss plaintiffs filed motions in the Bankruptcy Court seeking authority to file late claims against the GUC Trust. In May 2018, the GUC Trust filed motions seeking the Bankruptcy Court’s approval of a proposed settlement with certain personal injury and economic loss plaintiffs, approval of a notice relating to that proposed settlement and estimation of alleged personal injury and economic loss late claims for the purpose of obtaining an order requiring GM to issue the maximum number of Adjustment Shares. GM vigorously contested each of these motions.

In September 2018 the Bankruptcy Court denied without prejudice the GUC Trust’s motions described above, finding that the settling parties first need to obtain class certification with respect to the economic loss late claims. The GUC Trust and certain plaintiffs may again attempt to obtain the maximum number of Adjustment Shares through another proposed settlement. We are unable to estimate any reasonably possible loss or range of loss that may result from this matter.

Securities and Derivative Matters In a putative shareholder class action filed in the United States District Court for the Eastern District of Michigan (Eastern District) on behalf of purchasers of our common stock from November 17, 2010 to July 24, 2014, the lead plaintiff alleged that GM and several current and former officers and employees made material misstatements and omissions relating to problems with the ignition switch and other matters in SEC filings and other public statements. In 2016 the Eastern District entered a judgment approving a class-wide settlement of the class action for $300 million. One shareholder filed an appeal of the decision approving the settlement. The United States Court of Appeals for the Sixth Circuit affirmed the judgment approving the settlement in November 2017. The objector subsequently filed petitions for rehearing and for en banc review before the entire Sixth Circuit. Both of those petitions were denied. The U.S. Supreme Court subsequently denied the objector's petition seeking appellate review.

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

Pursuant to the DPA we paid the United States $900 million as a financial penalty, and we agreed to retain an independent monitor to review and assess our policies, practices or procedures related to statements about motor vehicle safety, the provision of information to those responsible for recall decisions, recall processes and addressing known defects in certified pre-owned vehicles. In September 2018, the monitor completed his three-year term and the U.S. Attorney's Office filed a motion with the Southern District, seeking dismissal with prejudice of the two-count information. The Southern District granted the motion on September 19, 2018, dismissing the charges with prejudice.

The total amount accrued for the 2014 recalls at September 30, 2018 reflects amounts for a combination of settled but unpaid matters, and for the remaining unsettled investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls to the extent that such matters are probable and can be reasonably estimated. The amounts accrued for those unsettled investigations, claims, and/or lawsuits represent a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We believe it is probable that we will incur additional liabilities beyond what has already been accrued for at least a portion of the remaining matters, whether through settlement or judgment; however, we are currently unable to estimate an overall amount or range of loss because these matters involve significant uncertainties, including the legal theory or the nature of the investigations, claims and/or lawsuits, the complexity of the facts, the lack of documentation available to us with respect to particular cases or groups of cases, the results of any investigation or litigation and the timing of resolution of the investigation or litigations, including any appeals. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Korea Wage Litigation GM Korea is party to litigation with current and former hourly employees in the appellate court and Incheon District Court in Incheon, Korea. The group actions, which in the aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under Korean regulations. In 2012 the Seoul High Court (an intermediate level appellate court) affirmed a decision in one of these group actions involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court). In 2014, the Supreme Court largely agreed with GM’s legal arguments and remanded the case to the Seoul High Court for consideration consistent with earlier Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. In 2015, on reconsideration, the Seoul High Court held in GM Korea’s favor, after which the plaintiffs appealed to the Supreme Court. The Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $580 million at September 30, 2018. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory framework change.

GM Korea is also party to litigation with current and former salaried employees over allegations relating to ordinary wages regulation and whether to include fixed bonuses in the calculation of ordinary wages. In 2017, the Seoul High Court held that certain workers are not barred from filing retroactive wage claims. GM Korea appealed this ruling to the Supreme Court. The Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $160 million at September 30, 2018. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory framework change.

GM Korea is also party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 the Korean government issued an adverse ruling finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea intends to appeal that decision. At September 30, 2018, we recorded an insignificant accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable. We estimate that the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $150 million at September 30, 2018. We are currently unable to estimate any possible loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Brazil Indirect Tax Claim In March 2017 the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduces GM Brazil’s gross receipts tax prospectively and, potentially, retrospectively. The retrospective right to recover is under judicial review, and a decision for part of the claim could be rendered as soon as the end of 2018. If the Judicial Court grants retrospective recovery, we estimate potential recoveries of up to $1.2 billion. However, given the remaining uncertainty regarding the judicial resolution of this matter we are unable to assess the likelihood of any favorable outcome at this time. We have not recorded any amounts relating to the retrospective nature of this matter.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security which may range from $200 million to $500 million at September 30, 2018. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2018. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $900 million at September 30, 2018.

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

Accordingly, no warranty provision has been made for any repair associated with our vehicles subject to the Preliminary DIRs and amended consent order. However, in the event we are ultimately obligated to repair the vehicles subject to current or future Takata DIRs under the amended consent order in the U.S., we estimate a reasonably possible impact to GM of approximately $1.2 billion.
GM has recalled certain vehicles sold outside of the U.S. to replace Takata inflators in those vehicles. There are significant differences in vehicle and inflator design between the relevant vehicles sold internationally and those sold in the U.S. We continue to gather and analyze evidence about these inflators and to share our findings with regulators. Additional recalls, if any, could be material to our results of operations and cash flows. We continue to monitor the international situation.
Through October 15, 2018 we are aware of three putative class actions pending against GM in federal court in the U.S., one putative class action in Mexico and three putative class actions pending in various Provincial Courts in Canada arising out of allegations that airbag inflators manufactured by Takata are defective. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

Product Liability With respect to product liability claims (other than claims relating to the ignition switch recalls discussed above) involving our and General Motors Corporation products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. In addition we indemnify dealers for certain product liability related claims including products sold by General Motors Corporation's dealers. At September 30, 2018 and December 31, 2017 liabilities of $557 million and $595 million were recorded in Accrued liabilities and Other liabilities for the expected cost of all known product liability claims plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2018 to 2032 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum liability, calculated as future undiscounted payments, was $6.0 billion and $5.1 billion for these guarantees at September 30, 2018 and December 31, 2017, the majority of which relate to the indemnification agreements.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the three months ended September 30, 2018 Income tax expense of $100 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by a $157 million tax benefit from U.S. tax reform. In the three months ended September 30, 2017 Income tax expense of $2.3 billion primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $583 million including tax benefits from foreign dividends and $2.3 billion related to the establishment of a valuation allowance on deferred tax assets that will no longer be realizable as a result of the sale of the Opel/Vauxhall Business as described in Note 19, partially offset by tax benefits related to tax settlements.

In the nine months ended September 30, 2018 Income tax expense of $1.1 billion primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by a $157 million tax benefit from U.S. tax reform. In the nine months ended September 30, 2017 Income tax expense of $3.6 billion primarily resulted from tax expense attributable to entities included in our effective tax rate calculation of $2.1 billion including tax benefits from foreign dividends and $2.3 billion related to the establishment of a valuation allowance on deferred tax assets that will no longer be realizable as a result of the sale of the Opel/Vauxhall Business as described in Note 19, partially offset by tax benefits related to tax settlements.

At September 30, 2018 we had $22.4 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances.

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

The Tax Act was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. We recognized the tax effects of the Tax Act in the three months ended December 31, 2017 and recorded $7.3 billion in tax expense. The tax expense relates almost entirely to the remeasurement of deferred tax assets to the 21% tax rate. In the three months ended September 30, 2018 we filed our 2017 U.S. federal income tax return and updated our year ended December 31, 2017 estimated tax expense of $7.3 billion to $7.1 billion, primarily related to the remeasurement of deferred tax assets to the 21% tax rate. We will continue to assess our provision for income taxes as future guidance is issued but do not anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

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

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance at beginning of period	$274	$493	$227	$268
Additions, interest accretion and other	8	43	600	333
Payments	(72)	(75)	(567)	(150)
Revisions to estimates and effect of foreign currency	(3)	(7)	(53)	3
Balance at end of period	$207	$454	$207	$454

In the nine months ended September 30, 2018 restructuring and other initiatives primarily included the closure of a facility and other restructuring actions in Korea. We recorded charges of $1.0 billion related to Korea in GMI, net of noncontrolling interests in the nine months ended September 30, 2018. These charges consisted of $537 million in non-cash asset impairments and other charges, not reflected in the table above, and $495 million in employee separation charges, which are reflected in the table above,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

in the nine months ended September 30, 2018. We incurred $748 million in cash outflows resulting from these Korea restructuring actions primarily for employee separations and statutory pension payments in the nine months ended September 30, 2018.

In the nine months ended September 30, 2017 restructuring and other initiatives primarily included restructuring actions announced in the three months ended June 30, 2017 in GMI. These actions related primarily to the withdrawal of Chevrolet from the Indian and South African markets at the end of 2017 and the transition of our South Africa manufacturing operations to Isuzu Motors. We continue to manufacture vehicles in India for sale to certain export markets. We recorded charges of $460 million in GMI primarily consisting of $297 million of asset impairments, sales incentives, inventory provisions and other charges, not reflected in the table above, and $163 million of dealer restructurings, employee separations and other contract cancellation costs, which are reflected in the table above. We completed these programs in GMI in 2017. Other GMI restructuring programs reflected in the table above include separation and other programs in Australia, Korea and India and the withdrawal of the Chevrolet brand from Europe. Collectively, these programs had a total cost since inception in 2013 of $883 million through September 30, 2017 and $892 million through the completion of the programs in the year ended December 31, 2017.

Note 17. Stockholders' Equity and Noncontrolling Interests
We had 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance and 1.4 billion shares of common stock issued and outstanding at September 30, 2018 and December 31, 2017. In the nine months ended September 30, 2018 and 2017 we purchased three million and 86 million shares of our outstanding common stock for $100 million and $3.0 billion as part of the common stock repurchase program announced in March 2015, which our Board of Directors increased and extended in January 2016 and January 2017. Our total dividends paid on common stock were $537 million and $546 million in the three months ended September 30, 2018 and 2017 and $1.6 billion and $1.7 billion in the nine months ended September 30, 2018 and 2017.

In September 2018 GM Financial issued $500 million of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B, $0.01 par value, with a liquidation preference of $1,000 per share. The preferred stock is classified as noncontrolling interests on our condensed consolidated financial statements. Dividends will be paid semi-annually when declared starting March 30, 2019 at a fixed rate of 6.50%.

In September 2017 GM Financial issued $1.0 billion of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series A, $0.01 par value, with a liquidation preference of $1,000 per share. The preferred stock is classified as noncontrolling interests on our condensed consolidated financial statements. Dividends are paid semi-annually when declared, which started March 30, 2018 at a fixed rate of 5.75%.

GM Cruise Preferred Shares On May 31, 2018, we entered into a Purchase Agreement with SoftBank Vision Fund (AIV M1), L.P. (The Vision Fund). The Vision Fund subsequently assigned its rights and obligations under the Purchase Agreement to SoftBank Investment Holdings (UK) Limited (SoftBank). In June 2018, at the closing of the transactions contemplated by the Purchase Agreement, GM Cruise Holdings LLC (GM Cruise Holdings), our subsidiary, issued $900 million of convertible preferred shares (GM Cruise Preferred Shares) to SoftBank, representing 10.9% of GM Cruise Holdings' equity at closing. Immediately prior to the issuance of the GM Cruise Preferred Shares, we invested $1.1 billion in GM Cruise Holdings. When GM Cruise's autonomous vehicles are ready for commercial deployment, SoftBank is obligated to purchase additional GM Cruise Preferred Shares for $1.35 billion. All proceeds are designated exclusively for working capital and general corporate purposes of GM Cruise. Dividends are cumulative and accrue at an annual rate of 7% and are payable quarterly in cash or in-kind, at GM Cruise's discretion. The GM Cruise Preferred Shares are also entitled to participate in GM Cruise dividends above a defined threshold. Prior to an initial public offering, SoftBank is restricted from transferring the GM Cruise Preferred Shares until June 28, 2025.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Korea Preferred Shares In May 2018 the Korea Development Bank (KDB) agreed to purchase approximately $750 million of GM Korea’s Class B Preferred Shares from GM Korea (GM Korea Preferred Shares), $361 million of which was received in June 2018 with the remainder currently expected to be received in the three months ending December 31, 2018. Dividends on the GM Korea Preferred Shares are cumulative and accrue at an annual rate of 1%. GM Korea can call the preferred shares at their original issue price six years from the date of issuance and once called, the preferred shares can be converted into common shares of GM Korea at the option of the holder. The GM Korea Preferred Shares are classified as noncontrolling interests in our condensed consolidated financial statements. The KDB investment proceeds can only be used for purposes of funding capital expenditures in GM Korea. In conjunction with the GM Korea Preferred Share issuance we agreed to provide GM Korea future funding, if needed, not to exceed $2.8 billion through December 31, 2027, inclusive of $2.0 billion of planned capital expenditures through 2027.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Foreign Currency Translation Adjustments
Balance at beginning of period	$(1,826)	$(2,162)	$(1,606)	$(2,355)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment, tax and impact of adoption of accounting standards(a)(b)(c)	(215)	370	(435)	563
Balance at end of period	$(2,041)	$(1,792)	$(2,041)	$(1,792)

Defined Benefit Plans
Balance at beginning of period	$(6,290)	$(7,208)	$(6,398)	$(6,968)
Other comprehensive income (loss) before reclassification adjustment, net of tax and impact of adoption of accounting standards(b)(c)	(4)	87	16	(256)
Reclassification adjustment, net of tax(b)(d)	63	1,126	151	1,229
Other comprehensive income, net of tax and impact of adoption of accounting standards(b)(c)	59	1,213	167	973
Balance at end of period(e)	$(6,231)	$(5,995)	$(6,231)	$(5,995)
__________

(a)	The noncontrolling interests and reclassification adjustment were insignificant in the three and nine months ended September 30, 2018 and 2017.

(b)	The income tax effect was insignificant in the three and nine months ended September 30, 2018 and 2017.

(c)	Refer to Note 1 for additional information on adoption of accounting standards in 2018.

(d)
$1.2 billion is included in the loss on sale of the Opel/Vauxhall Business in the three and nine months ended September 30, 2017. An insignificant amount is included in the computation of periodic pension and OPEB (income) expense in the three and nine months ended September 30, 2017.

(e)	Consists primarily of unamortized actuarial loss on our defined benefit plans. Refer to the critical accounting estimates section of our 2017 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 18. Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Basic earnings per share
Income from continuing operations(a)	$2,534	$115	$6,040	$5,222
Less: cumulative dividends on subsidiary preferred stock	(31)	(2)	(60)	(2)
Income from continuing operations attributable to common stockholders	2,503	113	5,980	5,220
Loss from discontinued operations, net of tax	—	3,096	70	3,935
Net income (loss) attributable to common stockholders	$2,503	$(2,983)	$5,910	$1,285

Weighted-average common shares outstanding	1,412	1,445	1,410	1,483

Basic earnings per common share – continuing operations	$1.77	$0.08	$4.24	$3.52
Basic loss per common share – discontinued operations	$—	$2.14	$0.05	$2.65
Basic earnings (loss) per common share	$1.77	$(2.06)	$4.19	$0.87
Diluted earnings per share
Income from continuing operations attributable to common stockholders – diluted(a)	$2,503	$113	$5,980	$5,220
Loss from discontinued operations, net of tax – diluted	$—	$3,096	$70	$3,935
Net income (loss) attributable to common stockholders – diluted	$2,503	$(2,983)	$5,910	$1,285

Weighted-average common shares outstanding – basic	1,412	1,445	1,410	1,483
Dilutive effect of warrants and awards under stock incentive plans	19	27	21	24
Weighted-average common shares outstanding – diluted	1,431	1,472	1,431	1,507

Diluted earnings per common share – continuing operations	$1.75	$0.08	$4.18	$3.46
Diluted loss per common share – discontinued operations	$—	$2.11	$0.05	$2.61
Diluted earnings (loss) per common share	$1.75	$(2.03)	$4.13	$0.85
Potentially dilutive securities(b)	4	6	4	6
__________

(a)	Net of Net (income) loss attributable to noncontrolling interests.

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

The net consideration paid at closing for the Opel/Vauxhall Business was $1.4 billion, consisting of (1) $1.1 billion in cash; and (2) $808 million in warrants in PSA Group; partially offset by (3) a $478 million de-risking premium payment made to PSA Group for assuming certain underfunded pension liabilities. During the three months ended September 30, 2017, our wholly owned subsidiary (the Seller) made payments to PSA Group, or one or more pension funding vehicles, of $3.4 billion with respect to net underfunded pension liabilities assumed by PSA Group, which included pension funding payments for active employees and the de-risking premium payment of $478 million. For a further description of the terms and conditions refer to Note 3 of our 2017 Form 10-K.

The total charge from the sale of the European Business was $6.2 billion, net of tax. During the three months ended September 30, 2017 we recognized a charge of $5.4 billion, of which $3.1 billion was recorded in Loss from discontinued operations, net of tax and $2.3 billion was recorded in Income tax expense, as a result of the sale of the Opel/Vauxhall Business. During the three months ended June 30, 2017 we recognized charges in Loss from discontinued operations, net of tax of $421 million for the cancellation of product programs resulting from the convergence of vehicle platforms between our European Business and PSA Group, a disposal loss of $324 million as a result of the Fincos being classified as held for sale and other insignificant charges.

The Seller agreed to indemnify PSA Group for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Agreement and for certain other liabilities including certain emissions and product liabilities. The Company entered into a guarantee for the benefit of PSA Group pursuant to which the Company agreed to guarantee the Seller's obligation to indemnify PSA Group. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments. Although the sale reduced our vehicle presence in Europe, we may still be impacted by actions taken by regulators related to vehicles sold before the sale. In Germany, the Kraftfahrt-Bundesamt (KBA) recently issued an order converting Opel’s voluntary recall of certain vehicles with emission control systems into a mandatory recall for allegedly failing to comply with certain emissions regulations. In addition, at the KBA's request the German authorities recently re-opened a separate investigation that had previously been closed with no action. Opel is challenging the order of the KBA in court on the grounds that the emission control systems complied with the applicable regulations at the time the vehicles were manufactured, tested and sold.

Opel voluntarily recalled and serviced many of these vehicles between 2017 and 2018 at its own expense, and this expense should not be transferred to the Seller because it was accounted for at the time of the sale. However, the Seller may be obligated to indemnify PSA Group for certain additional expenses resulting from the mandatory recall and related investigation, including potential litigation costs, settlements, judgments and potential fines. We are unable to estimate any reasonably possible loss or range of loss that may result from this matter.

We continue to purchase from and supply to PSA Group certain vehicles for a period of time following closing. Total net sales and revenue of $339 million and $1.5 billion and purchases and expenses of $297 million and $1.1 billion related to transactions with the Opel/Vauxhall Business were included in continuing operations during the three and nine months ended September 30, 2018. Cash payments of $1.5 billion and cash receipts of $1.9 billion were recorded in Net cash provided by (used in) operating activities – continuing operations related to transactions with the Opel/Vauxhall Business during the nine months ended September 30, 2018.

The following table summarizes the results of the European Business operations:

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Automotive net sales and revenue	$—	$1,553	$—	$11,257
GM Financial net sales and revenue	—	147	—	414
Total net sales and revenue	—	1,700	—	11,671
Automotive and other cost of sales	—	1,583	—	11,049
GM Financial interest, operating and other expenses	—	99	—	301
Automotive and other selling, general, and administrative expense	—	134	—	813
Other expense items	—	74	—	72
Loss from discontinued operations before taxes	—	190	—	564
Loss on sale of discontinued operations before taxes(a)	—	1,150	70	1,986
Total loss from discontinued operations before taxes	—	1,340	70	2,550
Income tax expense(a)(b)	—	1,756	—	1,385
Loss from discontinued operations, net of tax	$—	$3,096	$70	$3,935
__________

(a)	Total loss on sale of discontinued operations, net of tax was $3.1 billion and $3.7 billion for the three and nine months ended September 30, 2017.

(b)	Includes $2.0 billion of deferred tax assets that transferred to PSA Group in the three and nine months ended September 30, 2017.

Note 20. Segment Reporting

We report segment information consistent with the way the chief operating decision maker evaluates the operating results and performance of the Company. As a result of the growing importance of our autonomous vehicle operations, we moved these operations from Corporate to GM Cruise and began presenting GM Cruise as a new reportable segment in the three months ended June 30, 2018. Our GMNA, GMI and GM Financial segments were not significantly impacted. All periods presented have been recast to reflect the changes.

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

GMNA meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. GMI primarily meets the demands of customers outside North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet, GMC, and Holden brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily China, with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet, Jiefang and Wuling brands. GM Cruise is our global

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

segment designed to build, grow and invest in our autonomous ride-sharing vehicle business, and includes autonomous vehicle-related engineering and other costs.

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

The following tables summarize key financial information by segment:

	At and For the Three Months Ended September 30, 2018
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Cruise	GM Financial	Eliminations	Total
Net sales and revenue	$27,650	$4,582	$56		$32,288	$—	$3,518	$(15)	$35,791
Earnings (loss) before interest and taxes-adjusted	$2,825	$139	$(94)		$2,870	$(214)	$498	$(1)	$3,153
Adjustments(a)	$—	$—	$(440)		$(440)	$—	$—	$—	(440)
Automotive interest income									82
Automotive interest expense									(161)
Net (loss) attributable to noncontrolling interests									(4)
Income before income taxes									2,630
Income tax expense									(100)
Income from continuing operations									2,530
Loss from discontinued operations, net of tax									—
Net loss attributable to noncontrolling interests									4
Net income attributable to stockholders									$2,534

Equity in net assets of nonconsolidated affiliates	$77	$7,770	$—	$—	$7,847	$—	$1,308	$—	$9,155
Goodwill and intangibles	$2,674	$939	$2	$—	$3,615	$679	$1,357	$—	$5,651
Total assets	$110,245	$25,780	$28,194	$(45,323)	$118,896	$2,567	$105,658	$(1,410)	$225,711
Depreciation and amortization	$1,251	$136	$12	$—	$1,399	$2	$1,904	$—	$3,305
Impairment charges	$—	$2	$6	$—	$8	$—	$—	$—	$8
Equity income	$2	$484	$—	$—	$486	$—	$44	$—	$530
__________

(a)	Consists of charges for ignition switch related legal matters.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended September 30, 2017
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Cruise	GM Financial	Eliminations	Total
Net sales and revenue	$24,819	$5,576	$80		$30,475	$—	$3,161	$(13)	$33,623
Earnings (loss) before interest and taxes-adjusted	$2,068	$389	$(77)		$2,380	$(165)	$310	$(2)	$2,523
Adjustments	$—	$—	$—		$—	$—	$—	$—	—
Automotive interest income									59
Automotive interest expense									(151)
Net (loss) attributable to noncontrolling interests									(1)
Income before income taxes									2,430
Income tax expense									(2,316)
Income from continuing operations									114
Loss from discontinued operations, net of tax									(3,096)
Net loss attributable to noncontrolling interests									1
Net loss attributable to stockholders									$(2,981)

Equity in net assets of nonconsolidated affiliates	$82	$7,619	$—	$—	$7,701	$—	$1,119	$—	$8,820
Goodwill and intangibles	$2,871	$980	$12	$—	$3,863	$620	$1,371	$—	$5,854
Total assets(a)	$109,934	$27,832	$25,797	$(39,731)	$123,832	$564	$106,142	$(1,036)	$229,502
Depreciation and amortization	$1,210	$166	$11	$—	$1,387	$—	$1,743	$—	$3,130
Impairment charges	$10	$7	$—	$—	$17	$—	$—	$—	$17
Equity income	$2	$457	$—	$—	$459	$—	$41	$—	$500
__________

(a)	Assets in GM Financial include assets classified as held for sale.

	At and For the Nine Months Ended September 30, 2018
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Cruise	GM Financial	Eliminations	Total
Net sales and revenue	$83,969	$14,188	$155		$98,312	$—	$10,417	$(79)	$108,650
Earnings (loss) before interest and taxes-adjusted	$7,728	$471	$(187)		$8,012	$(534)	$1,477	$—	$8,955
Adjustments(a)	$—	$(1,138)	$(440)		$(1,578)	$—	$—	$—	(1,578)
Automotive interest income									218
Automotive interest expense									(470)
Net (loss) attributable to noncontrolling interests									(34)
Income before income taxes									7,091
Income tax expense									(1,085)
Income from continuing operations									6,006
Loss from discontinued operations, net of tax									(70)
Net loss attributable to noncontrolling interests									34
Net income attributable to stockholders									$5,970

Depreciation and amortization	$3,474	$426	$36	$—	$3,936	$5	$5,560	$—	$9,501
Impairment charges	$53	$463	$6	$—	$522	$—	$—	$—	$522
Equity income	$7	$1,667	$—	$—	$1,674	$—	$141	$—	$1,815
__________

(a)
Consists of charges of $1.1 billion related to restructuring actions in Korea in GMI, which is net of noncontrolling interest, and charges of $440 million for ignition switch related legal matters in Corporate.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Nine Months Ended September 30, 2017
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Cruise	GM Financial	Eliminations	Total
Net sales and revenue	$82,594	$16,226	$306		$99,126	$—	$8,899	$(152)	$107,873
Earnings (loss) before interest and taxes-adjusted	$9,014	$884	$(574)		$9,324	$(455)	$895	$(5)	$9,759
Adjustments(a)	$—	$(540)	$(114)		$(654)	$—	$—	$—	(654)
Automotive interest income									184
Automotive interest expense									(430)
Net income attributable to noncontrolling interests									11
Income before income taxes									8,870
Income tax expense									(3,637)
Income from continuing operations									5,233
Loss from discontinued operations, net of tax									(3,935)
Net (income) attributable to noncontrolling interests									(11)
Net income attributable to stockholders									$1,287

Depreciation and amortization	$3,499	$535	$22	$(1)	$4,055	$1	$4,757	$—	$8,813
Impairment charges	$59	$207	$5	$—	$271	$—	$—	$—	$271
Equity income	$8	$1,448	$—	$—	$1,456	$—	$129	$—	$1,585
__________

(a)
Consists of charges of $460 million related to restructuring actions in India and South Africa in GMI, charges of $80 million associated with the deconsolidation of Venezuela in GMI and charges of $114 million for ignition switch related legal matters in Corporate.

Note 21. Subsequent Events

On October 3, 2018, GM Cruise Holdings entered into a Purchase Agreement with Honda Motor Co., Ltd. (Honda), pursuant to which Honda invested $750 million in GM Cruise Holdings in exchange for Class E Common Shares, representing 5.7% of the fully diluted equity of GM Cruise Holdings as of the same date. In addition, Honda agreed to contribute approximately $2.0 billion primarily in the form of a long-term annual fee to GM Cruise Holdings for certain rights to use GM Cruise Holdings' trade names and trademarks and the exclusive right to partner with GM Cruise Holdings to develop, deploy, and maintain a foreign market. The remaining contribution or funding will come in the form of shared development costs for certain components of a shared autonomous vehicle (SAV) that Honda, General Motors Holdings LLC and GM Cruise Holdings will jointly develop for deployment onto GM Cruise's autonomous vehicle network. All proceeds are designated exclusively for working capital and general corporate purposes of GM Cruise.

On October 31, 2018 we initiated a voluntary severance program for up to approximately 18,000 of our U.S., Canada and Mexico salaried employees and global executives. Program eligibility is dependent upon mutual agreement between the employee and GM. We are currently unable to estimate the utilization rate of this voluntary program, but we estimate the program will cost approximately $130 million for every 1,800, or about 10%, of candidates who voluntarily separate under the program. We expect the program to conclude and will record a charge in the three months ending December 31, 2018.

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

Core EBIT-adjusted Core EBIT-adjusted is used by management and can be used by investors to review our core consolidated operating results. Core EBIT-adjusted begins with EBIT-adjusted and excludes the EBIT-adjusted results of GM Cruise. Prior to the three months ended June 30, 2018, Core EBIT-adjusted excluded the EBIT-adjusted results of autonomous vehicle operations, including GM Cruise, Maven and our investment in Lyft. The measure was changed to align with segment reporting. All periods presented have been recast to reflect the changes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,
	2018	2017	2018	2017	2018	2017	2017	2016
Net income (loss) attributable to stockholders	$2,534	$(2,981)	$2,390	$1,660	$1,046	$2,608	$(5,151)	$1,835
Loss from discontinued operations, net of tax	—	3,096	—	770	70	69	277	120
Income tax expense	100	2,316	519	534	466	787	7,896	303
Automotive interest expense	161	151	159	132	150	147	145	150
Automotive interest income	(82)	(59)	(72)	(68)	(64)	(57)	(82)	(45)
Adjustments
GMI restructuring(a)	—	—	196	540	942	—	—	—
Ignition switch recall and related legal matters(b)	440	—	—	114	—	—	—	235
Total adjustments	440	—	196	654	942	—	—	235
EBIT-adjusted	$3,153	$2,523	$3,192	$3,682	$2,610	$3,554	$3,085	$2,598
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

(b)	These adjustments were excluded because of the unique events associated with the ignition switch recall, which included various investigations, inquiries and complaints from constituents.

The following table reconciles EBIT-adjusted to Core EBIT-adjusted:

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
EBIT-adjusted(a)	$3,153	$2,523	$8,955	$9,759
EBIT loss-adjusted – GM Cruise	214	165	534	455
Core EBIT-adjusted	$3,367	$2,688	$9,489	$10,214
________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A.

The following table reconciles diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings (loss) per common share	$2,503	$1.75	$(2,983)	$(2.03)	$5,910	$4.13	$1,285	$0.85
Diluted loss per common share – discontinued operations	—	—	3,096	2.11	70	0.05	3,935	2.61
Adjustments(a)	440	0.31	—	—	1,578	1.10	654	0.43
Tax effect on adjustment(b)	(109)	(0.08)	—	—	(89)	(0.06)	(208)	(0.14)
Tax adjustment(c)	(157)	(0.11)	1,828	1.24	(157)	(0.11)	1,828	1.22
EPS-diluted-adjusted	$2,677	$1.87	$1,941	$1.32	$7,312	$5.11	$7,494	$4.97
________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for the details of each individual adjustment.

(b)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

(c)
In the three and nine months ended September 30, 2018, this adjustment consists of a tax benefit related to U.S. tax reform. In the three and nine months ended September 30, 2017, these adjustments consist of a tax expense related to the establishment of a valuation allowance on deferred tax assets that will no longer be realizable as a result of the sale of the Opel/Vauxhall Business, partially offset by tax benefits related to tax settlements.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended						Nine Months Ended
	September 30, 2018			September 30, 2017			September 30, 2018			September 30, 2017
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$2,630	$100	3.8%	$2,430	$2,316	95.3%	$7,091	$1,085	15.3%	$8,870	$3,637	41.0%
Adjustments(a)(b)	440	109		—	—		1,619	89		654	208
Tax adjustment(c)		157			(1,828)			157			(1,828)
ETR-adjusted	$3,070	$366	11.9%	$2,430	$488	20.1%	$8,710	$1,331	15.3%	$9,524	$2,017	21.2%
________

(a)
Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for the details of each individual adjustment. Net income attributable to noncontrolling interests for these adjustments of $41 million are included in the nine months ended September 30, 2018.

(b)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

(c)
Refer to the reconciliation of diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted within this section of MD&A for adjustment details. We are assessing potential material tax benefits that may arise in the three months ending December 31, 2018 as a result of operational considerations and tax reform guidance.

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Four Quarters Ended
	September 30, 2018	September 30, 2017
Net income (loss) attributable to stockholders	$0.8	$3.1
Average equity(a)	$36.3	$44.5
ROE	2.3%	7.0%
__________

(a)	Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	September 30, 2018	September 30, 2017
EBIT-adjusted(a)	$12.0	$12.4
Average equity(b)	$36.3	$44.5
Add: Average automotive debt and interest liabilities (excluding capital leases)	14.2	10.8
Add: Average automotive net pension & OPEB liability	19.1	21.2
Less: Average automotive and other net income tax asset	(22.5)	(31.7)
ROIC-adjusted average net assets	$47.1	$44.8
ROIC-adjusted	25.6%	27.6%
__________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A.

(b)	Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

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

In addition to our EBIT-adjusted margin improvement goal, our overall financial targets include total annual operational and functional cost savings of $6.5 billion through 2018 compared to 2014 costs, of which approximately $6.2 billion has been realized as of September 30, 2018, and which will more than offset our planned incremental investments in brand building, engineering and technology as we launch new products; and execution of our capital allocation program as described in the "Liquidity and Capital Resources" section of this MD&A.

For the year ending December 31, 2018 we expect EPS-diluted and EPS-diluted-adjusted to be at the top of the range in the table below. These do not consider the potential future impact of adjustments on our expected financial results. The following table reconciles expected diluted earnings per common share under U.S. GAAP to expected EPS-diluted-adjusted:

Year Ending December 31, 2018
Diluted earnings per common share	$ 4.82-5.22
Diluted loss per common share – discontinued operations(a)	0.05
Adjustments(b)	1.10
Tax effect on adjustments(c)	(0.06)
Tax adjustment(d)	(0.11)
EPS-diluted-adjusted	$ 5.80-6.20
__________

(a)	Refer to Note 19 to our condensed consolidated financial statements for further details.

(b)
Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within the Non-GAAP Measures section of this MD&A for the details of each individual adjustment.

(c)	The tax effect of the adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction in which the adjustment relates.

(d)	Refer to the reconciliation of diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted within the Non-GAAP Measures section of this MD&A.

We face continuing market, operating and regulatory challenges in a number of countries across the globe due to, among other factors, weak economic conditions, competitive pressures, our product portfolio offerings, heightened emissions standards, foreign exchange volatility, rising materials prices, trade policy and political uncertainty. As a result of these conditions, we continue to strategically assess our performance and ability to achieve acceptable returns on our invested capital, as well as our cost structure in order to maintain a low breakeven point. As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These additional restructuring and rationalization actions could give rise to future asset impairments or other charges which may have a material impact on our results of operations.

GMNA Industry sales in North America were 16.1 million units in the nine months ended September 30, 2018, representing a decrease of 0.1% compared to the corresponding period in 2017. U.S. industry sales were 13.2 million units in the nine months ended September 30, 2018 and we expect industry unit sales of approximately 17 million for the full year.

Our vehicle sales in the U.S., our largest market in North America, totaled 2.2 million units for market share of 16.4% in the nine months ended September 30, 2018, representing a decrease of 0.3 percentage points compared to the corresponding period in 2017. We continue to lead the U.S. industry in market share.

We are experiencing strong U.S. industry light vehicle sales and are continuing our focus on key product launches including our new full-size trucks and overall cost savings. However, we expect to continue to experience higher costs associated with commodities and tariffs, as well as pricing pressures. As a result we expect an EBIT-adjusted margin of approximately 9% to 10% in the year ending December 31, 2018. Based on our current cost structure, we continue to estimate GMNA’s breakeven point at the U.S. industry level to be in the range of 10.0 to 11.0 million units.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMI China industry sales were 19.2 million units in the nine months ended September 30, 2018 representing a 0.5% decrease compared to the corresponding period in 2017. Our China retail volumes totaled 2.7 million units for market share of 13.9% in the nine months ended September 30, 2018, representing a decrease of 0.3 percentage points compared to the corresponding period in 2017. We continue to see strength in sales of our Cadillac and Chevrolet passenger vehicles and SUVs. Baojun and Wuling sales were impacted by the market slowdown in less developed cities and market shift away from mini commercial vehicles. Our Automotive China JVs generated equity income of $1.7 billion in the nine months ended September 30, 2018. We expect to see continued weakness in the industry for the remainder of 2018 and a continuation of pricing pressures, which will continue to pressure margins. We expect our vehicle sales performance in 2018 to be generally in line with the industry, driven by new vehicle launches, and we expect to sustain strong China equity income by focusing on improvements in vehicle mix, cost efficiencies, and downstream performance optimization.

Outside of China, many markets across the segment continue to improve, resulting in industry sales of 19.9 million units, representing an increase of 5.2% in the nine months ended September 30, 2018 compared to the corresponding period in 2017. This increase was due primarily to increases in India and Brazil. Our retail vehicle sales totaled 0.9 million units for a market share of 4.4% in the nine months ended September 30, 2018, representing a decrease of 0.6 percentage points compared to the corresponding period in 2017.

In February 2018 we announced the closure of a facility and other restructuring actions in Korea. We recorded charges of $1.1 billion consisting of $0.6 billion in non-cash asset impairments and other charges and $0.5 billion in employee separation charges in the nine months ended September 30, 2018. We incurred $0.7 billion in cash outflows resulting from these Korea restructuring actions for employee separations and statutory pension payments in the nine months ended September 30, 2018. The charges are considered special for EBIT-adjusted, EPS-diluted-adjusted and adjusted automotive free cash flow reporting purposes. Refer to Note 16 to our condensed consolidated financial statements for information related to these restructuring actions.

In May 2018 KDB agreed to purchase approximately $0.75 billion of GM Korea Preferred Shares, $0.4 billion of which was received in June 2018 with the remainder currently expected to be received in the three months ending December 31, 2018. In October 2018 a representative of the KDB stated that while it currently plans to make the additional investment, it is subject to review depending on potential changes to its policy. Should the KDB decline to make the additional investment, we believe KDB would be in breach of its contractual commitments, would forfeit certain governance rights, and be subject to additional legal action to enforce its commitment. In addition, GM's obligations to maintain its ownership of GM Korea would terminate. In conjunction with the GM Korea Preferred Share issuance we agreed to provide GM Korea future funding, if needed, not to exceed $2.8 billion through December 31, 2027, inclusive of $2.0 billion of planned capital expenditures through 2027. The actions being taken to address GM Korea’s financial and operational performance have and may continue to result in litigation (including from KDB), negative publicity, business disruption, and labor unrest. Refer to Note 17 to our condensed consolidated financial statements for additional information.

GM Cruise In June 2018 GM Cruise Holdings issued $0.9 billion of GM Cruise Preferred Shares to SoftBank, representing 10.9% of GM Cruise Holdings' equity at closing. Immediately prior to the issuance of the GM Cruise Preferred Shares, we invested $1.1 billion in GM Cruise Holdings. When GM Cruise's autonomous vehicles are ready for commercial deployment, SoftBank is obligated to purchase additional GM Cruise Preferred Shares for $1.35 billion. All proceeds are designated exclusively for working capital and general corporate purposes of GM Cruise. Refer to Note 17 to our condensed consolidated financial statements for additional information.

In October 2018 GM Cruise Holdings issued $0.75 billion of GM Cruise Holdings Class E Common Shares to Honda, representing 5.7% of the fully diluted equity of GM Cruise Holdings at closing. In addition, Honda agreed to contribute approximately $2.0 billion primarily in the form of a long-term annual fee to GM Cruise Holdings for certain rights to use GM Cruise Holdings' trade names and trademarks and the exclusive right to partner with GM Cruise Holdings to develop, deploy, and maintain a foreign market. The remaining contribution or funding will come in the form of shared development costs for certain components of a SAV that Honda, General Motors Holdings LLC and GM Cruise Holdings will jointly develop for deployment onto GM Cruise's autonomous vehicle network. All proceeds are designated exclusively for working capital and general corporate purposes of GM Cruise.

Corporate Beginning in 2012 through October 12, 2018, we purchased an aggregate of 507 million shares of our outstanding common stock under our common stock repurchase programs for $16.3 billion.

The ignition switch recall has led to various inquiries, investigations, subpoenas, requests for information and complaints from agencies or other representatives of U.S. federal, state and Canadian governments. In addition, these and other recalls have resulted in a number of claims and lawsuits. Such lawsuits and investigations could in the future result in the imposition of material damages,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

fines, civil consent orders, civil and criminal penalties or other remedies. Refer to Note 14 to our condensed consolidated financial statements for additional information.

On October 31, 2018 we initiated a voluntary severance program for up to approximately 18,000 of our U.S., Canada and Mexico salaried employees and global executives. Program eligibility is dependent upon mutual agreement between the employee and GM. We are currently unable to estimate the utilization rate of this voluntary program, but we estimate the program will cost approximately $0.1 billion for every 1,800, or about 10%, of candidates who voluntarily separate under the program. We expect the program to conclude and will record a charge in the three months ending December 31, 2018. In addition, we are evaluating other initiatives to reduce structural costs including, but not limited to, an involuntary severance program. Charges will be considered special for EBIT-adjusted, EPS diluted-adjusted and Adjusted automotive free cash flow purposes.

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

Accordingly, no warranty provision has been made for any repair associated with our vehicles subject to the Preliminary DIRs and amended consent order. However, in the event we are ultimately obligated to repair the vehicles subject to current or future Takata DIRs under the amended consent order in the U.S., we estimate a reasonably possible impact to GM of approximately $1.2 billion.

GM has recalled certain vehicles sold outside of the U.S. to replace Takata inflators in those vehicles. There are significant differences in vehicle and inflator design between the relevant vehicles sold internationally and those sold in the U.S. We continue to gather and analyze evidence about these inflators and to share our findings with regulators. Additional recalls, if any, could be material to our results of operations and cash flows. We continue to monitor the international situation.

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

We present both wholesale and retail vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data, which represents sales directly to dealers and others, including sales to fleet customers, is the measure that correlates to our revenue from the sale of vehicles, which is the largest component of Automotive net sales and revenue. Wholesale vehicle sales exclude vehicles sold by joint ventures. In the nine months ended September 30, 2018, 35.4% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes total wholesale vehicle sales of new vehicles by automotive segment (vehicles in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
GMNA(a)	843	74.5%	762	70.4%	2,659	76.1%	2,596	73.4%
GMI(b)	289	25.5%	321	29.6%	836	23.9%	939	26.6%
Total	1,132	100.0%	1,083	100.0%	3,495	100.0%	3,535	100.0%

Discontinued operations	—		90		—		696
__________

(a)	Wholesale vehicle sales related to transactions with the European Business were insignificant for all periods presented.

(b)	Wholesale vehicle sales include 37 and 131 vehicles related to transactions with the European Business for the three and nine months ended September 30, 2017.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended						Nine Months Ended
	September 30, 2018			September 30, 2017			September 30, 2018			September 30, 2017
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,394	695	15.8%	4,512	781	17.3%	13,204	2,169	16.4%	13,118	2,196	16.7%
Other	977	139	14.2%	1,012	144	14.2%	2,899	404	13.9%	2,995	423	14.1%
Total North America(a)	5,371	834	15.5%	5,524	925	16.7%	16,103	2,573	16.0%	16,113	2,619	16.3%
Asia/Pacific, Middle East and Africa
China(b)	6,364	836	13.1%	6,905	982	14.2%	19,244	2,680	13.9%	19,336	2,748	14.2%
Other(c)	5,472	132	2.4%	5,358	149	2.8%	16,579	379	2.3%	15,881	468	2.9%
Total Asia/Pacific, Middle East and Africa(a)	11,836	968	8.2%	12,263	1,131	9.2%	35,823	3,059	8.5%	35,217	3,216	9.1%
South America
Brazil	679	113	16.6%	600	107	17.8%	1,846	303	16.4%	1,620	283	17.5%
Other	465	61	13.1%	517	73	14.1%	1,508	203	13.4%	1,448	205	14.1%
Total South America(a)	1,144	174	15.2%	1,117	180	16.1%	3,354	506	15.1%	3,068	488	15.9%
Total in GM markets	18,351	1,976	10.8%	18,904	2,236	11.8%	55,280	6,138	11.1%	54,398	6,323	11.6%
Total Europe	4,768	1	—%	4,394	83	1.9%	15,207	3	—%	14,586	684	4.7%
Total Worldwide(d)	23,119	1,977	8.6%	23,298	2,319	10.0%	70,487	6,141	8.7%	68,984	7,007	10.2%
United States
Cars	1,295	137	10.6%	1,573	179	11.4%	4,086	432	10.6%	4,709	541	11.5%
Trucks	1,354	326	24.1%	1,277	347	27.2%	3,954	992	25.1%	3,702	948	25.6%
Crossovers	1,745	232	13.3%	1,662	255	15.4%	5,164	745	14.4%	4,707	707	15.0%
Total United States	4,394	695	15.8%	4,512	781	17.3%	13,204	2,169	16.4%	13,118	2,196	16.7%
China(b)
SGMS		416			497			1,284			1,307
SGMW and FAW-GM		420			485			1,396			1,441
Total China	6,364	836	13.1%	6,905	982	14.2%	19,244	2,680	13.9%	19,336	2,748	14.2%
__________

(a)	Sales of Opel/Vauxhall outside of Europe were insignificant in the three and nine months ended September 30, 2018 and 2017.

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

In the nine months ended September 30, 2018 we estimate we had the largest retail market share in North America and South America, and the number three market share in the Asia/Pacific, Middle East and Africa region, which included the number two market share in China.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
GMNA	169	160	565	501
GMI	136	159	328	355
Total fleet sales	305	319	893	856

Fleet sales as a percentage of total retail vehicle sales	15.4%	14.3%	14.5%	13.5%

The following table summarizes United States fleet sales (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Daily rental sales	76	74	229	191
Other fleet sales	67	62	246	226
Total fleet sales	143	136	475	417

GM Financial Summary and Outlook GM Financial has expanded its leasing and prime lending programs in North America; therefore, leasing and prime lending have become a larger percentage of the originations and retail portfolio balance. Used vehicle prices have held at similar levels through September 30, 2018 compared to 2017. We anticipate seasonal weakness in used vehicle prices for the three months ending December 31, 2018, and expect a decrease between 4% and 5% in 2019 compared to 2018, due primarily to continued increases in the industry supply of used vehicles. The following table summarizes the estimated residual value as well as the number of units included in GM Financial equipment on operating leases, net by vehicle type (units in thousands):

	September 30, 2018			December 31, 2017
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Cars	$5,119	399	23.3%	$5,701	450	27.2%
Trucks	7,410	300	17.6%	7,173	285	17.3%
Crossovers	14,796	901	52.7%	13,723	818	49.5%
SUVs	4,156	110	6.4%	3,809	99	6.0%
Total	$31,481	1,710	100.0%	$30,406	1,652	100.0%

GM Financial's retail penetration in North America increased to 45% in the nine months ended September 30, 2018 from 40% in the corresponding period in 2017, due primarily to further alignment with GM and greater dealer engagement. In the nine months ended September 30, 2018 GM Financial's revenue consisted of leased vehicle income of 72%, retail finance charge income of 22% and commercial finance charge income of 4%. We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2018	September 30, 2017			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$27,650	$24,819	$2,831	11.4%	$2.4	$(0.4)	$0.9	$(0.1)
GMI	4,582	5,576	(994)	(17.8)%	$(0.5)	$(0.2)	$0.1	$(0.4)
Corporate	56	80	(24)	(30.0)%		$—		$—
Automotive	32,288	30,475	1,813	5.9%	$1.9	$(0.6)	$1.0	$(0.5)
GM Financial	3,518	3,161	357	11.3%				$0.4
Eliminations	(15)	(13)	(2)	(15.4)%				$—
Total net sales and revenue	$35,791	$33,623	$2,168	6.4%	$1.9	$(0.6)	$1.0	$(0.2)

	Nine Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2018	September 30, 2017			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$83,969	$82,594	$1,375	1.7%	$1.9	$(1.8)	$1.0	$0.2
GMI	14,188	16,226	(2,038)	(12.6)%	$(1.5)	$—	$0.3	$(0.8)
Corporate	155	306	(151)	(49.3)%		$—		$(0.1)
Automotive	98,312	99,126	(814)	(0.8)%	$0.4	$(1.8)	$1.3	$(0.7)
GM Financial	10,417	8,899	1,518	17.1%				$1.5
Eliminations	(79)	(152)	73	48.0%		$(0.1)		$0.1
Total net sales and revenue	$108,650	$107,873	$777	0.7%	$0.4	$(1.9)	$1.3	$0.9

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2018	September 30, 2017			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$23,708	$21,466	$(2,242)	(10.4)%	$(1.7)	$(0.1)	$(0.4)	$(0.1)
GMI	4,587	5,238	651	12.4%	$0.4	$0.1	$(0.1)	$0.3
Corporate	42	—	(42)	n.m.		$—	$—	$(0.1)
GM Cruise	209	159	(50)	(31.4)%			$(0.1)
Eliminations	(13)	(11)	2	18.2%			$—
Total automotive and other cost of sales	$28,533	$26,852	$(1,681)	(6.3)%	$(1.3)	$0.1	$(0.6)	$0.2
__________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2018	September 30, 2017			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$72,798	$69,690	$(3,108)	(4.5)%	$(1.3)	$—	$(1.7)	$—
GMI	15,410	16,023	613	3.8%	$1.3	$0.1	$(1.0)	$0.2
Corporate	138	143	5	3.5%		$—	$0.2	$(0.2)
GM Cruise	514	439	(75)	(17.1)%			$(0.1)
Eliminations	(72)	(147)	(75)	(51.0)%		$0.1	$(0.1)
Total automotive and other cost of sales	$88,788	$86,148	$(2,640)	(3.1)%	$(0.1)	$0.2	$(2.7)	$—

In the three months ended September 30, 2018 unfavorable Cost was due primarily to: (1) increased raw material and freight costs related to carryover vehicles of $0.5 billion; (2) increased other costs of $0.3 billion primarily related to engineering and manufacturing; and (3) increased material costs of $0.2 billion related to vehicles launched within the last twelve months incorporating significant exterior and/or interior changes (Majors); partially offset by (4) favorable material performance of $0.3 billion related to carryover vehicles. In the three months ended September 30, 2018 favorable Other was due to the foreign currency effect of $0.2 billion resulting primarily from the weakening of the Brazilian Real against the U.S. Dollar.

In the nine months ended September 30, 2018 unfavorable Cost was due primarily to: (1) increased raw material and freight costs related to carryover vehicles of $1.0 billion; (2) increased material costs of $1.0 billion related to Majors; (3) increased other costs of $1.0 billion primarily related to manufacturing and engineering; and (4) net increase in charges of $0.7 billion primarily related to asset impairments and employee separation costs in Korea in 2018, partially offset by restructuring actions in India and South Africa in 2017; partially offset by (5) favorable material performance of $0.8 billion related to carryover vehicles. In the nine months ended September 30, 2018 Other remained flat due to favorable foreign currency effect resulting from the weakening of the Brazilian Real and other currencies, offset by unfavorable foreign currency effect resulting from the strengthening of various currencies against the U.S. Dollar.

Automotive and other selling, general and administrative expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2018	September 30, 2017		%	September 30, 2018	September 30, 2017		%
Automotive and other selling, general and administrative expense	$2,584	$2,303	$(281)	(12.2)%	$7,172	$7,136	$(36)	(0.5)%

In the three months ended September 30, 2018 Automotive and other selling, general and administrative expense increased due primarily to charges of $0.4 billion for ignition switch related legal matters.

In the nine months ended September 30, 2018 Automotive and other selling, general and administrative expense increased due primarily to an increase in charges of $0.3 billion for ignition switch related legal matters; partially offset by decreased advertising costs of $0.2 billion.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2018	September 30, 2017		%	September 30, 2018	September 30, 2017		%
Interest income and other non-operating income, net	$651	$505	$146	28.9%	$2,130	$1,259	$871	69.2%

In the nine months ended September 30, 2018 Interest income and other non-operating income, net increased due primarily to: (1) favorable revaluation of investments of $0.4 billion; (2) increased non-service pension and OPEB income of $0.2 billion; and (3) $0.2 billion from licensing agreements.

Income Tax Expense

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2018	September 30, 2017		%	September 30, 2018	September 30, 2017		%
Income tax expense	$100	$2,316	$2,216	95.7%	$1,085	$3,637	$2,552	70.2%

In the three months ended September 30, 2018 Income tax expense decreased due primarily to: (1) the absence of the 2017 valuation allowance establishment related to the sale of the Opel/Vauxhall Business which was partially offset by tax benefits related to tax settlements; and (2) changes resulting from U.S. tax reform.

In the nine months ended September 30, 2018 Income tax expense decreased due primarily to: (1) the absence of the 2017 valuation allowance establishment related to the sale of the Opel/Vauxhall Business which was partially offset by tax benefits related to foreign dividends and tax settlements; (2) the changes resulting from U.S. tax reform; and (3) a decrease in pretax earnings.

GM North America

	Three Months Ended		Favorable / (Unfavorable)%		Variance Due To
	September 30, 2018	September 30, 2017			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$27,650	$24,819	$2,831	11.4%	$2.4	$(0.4)	$0.9		$(0.1)
EBIT-adjusted	$2,825	$2,068	$757	36.6%	$0.7	$(0.5)	$0.9	$(0.3)	$(0.2)
EBIT-adjusted margin	10.2%	8.3%	1.9%
	(Vehicles in thousands)
Wholesale vehicle sales	843	762	81	10.6%

	Nine Months Ended		Favorable / (Unfavorable)%		Variance Due To
	September 30, 2018	September 30, 2017			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$83,969	$82,594	$1,375	1.7%	$1.9	$(1.8)	$1.0		$0.2
EBIT-adjusted	$7,728	$9,014	$(1,286)	(14.3)%	$0.6	$(1.8)	$1.0	$(1.3)	$0.2
EBIT-adjusted margin	9.2%	10.9%	(1.7)%
	(Vehicles in thousands)
Wholesale vehicle sales	2,659	2,596	63	2.4%

GMNA Total Net Sales and Revenue In the three months ended September 30, 2018 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes due to an increase in sales of crossover vehicles, partially offset by a decrease in sales of passenger cars; and (2) favorable pricing for carryover vehicles of $0.5 billion and Majors of $0.4 billion, inclusive of new revenue standard impacts; partially offset by (3) unfavorable mix associated with an increase in sales of crossover vehicles and trim and other mix, partially offset by a decrease in sales of passenger cars.

In the nine months ended September 30, 2018 Total net sales and revenue increased due primarily to: (1) increased net wholesale volumes due to an increase in sales of crossover and fleet vehicles, partially offset by a decrease in sales of passenger cars and planned downtime for full-size trucks; and (2) favorable pricing for Majors of $1.4 billion, partially offset by unfavorable pricing for carryover vehicles of $0.3 billion, inclusive of new revenue standard impacts; partially offset by (3) unfavorable mix due to vehicle mix, fleet customer, trim and other mix.

GMNA EBIT-Adjusted In the three months ended September 30, 2018 EBIT-adjusted increased due primarily to: (1) favorable pricing; and (2) increased net wholesale volumes; partially offset by (3) unfavorable mix; and (4) unfavorable Cost due to increased raw material and freight costs of $0.4 billion and increased vehicle content for Majors of $0.2 billion, partially offset by favorable materials performance of $0.3 billion related to carryover vehicles.

In the nine months ended September 30, 2018 EBIT-adjusted decreased due primarily to: (1) unfavorable mix due to fleet customer mix, vehicle mix, an increase in sales of fleet vehicles, trim and other mix; and (2) unfavorable Cost primarily due to increased vehicle content for Majors of $1.1 billion, increased raw material and freight costs of $0.9 billion, partially offset by favorable materials performance of $0.8 billion related to carryover vehicles; partially offset by (3) favorable pricing; and (4) increased net wholesale volumes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM International

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2018	September 30, 2017		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$4,582	$5,576	$(994)	(17.8)%	$(0.5)	$(0.2)	$0.1		$(0.4)
EBIT-adjusted	$139	$389	$(250)	(64.3)%	$(0.1)	$(0.1)	$0.1	$—	$(0.2)
EBIT-adjusted margin	3.0%	7.0%	(4.0)%
Equity income — Automotive China	$485	$459	$26	5.7%
EBIT (loss)-adjusted — excluding Equity income	$(346)	$(70)	$(276)	n.m.
	(Vehicles in thousands)
Wholesale vehicle sales	289	321	(32)	(10.0)%
__________
n.m. = not meaningful

	Nine Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2018	September 30, 2017		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$14,188	$16,226	$(2,038)	(12.6)%	$(1.5)	$—	$0.3		$(0.8)
EBIT-adjusted	$471	$884	$(413)	(46.7)%	$(0.3)	$0.1	$0.3	$(0.1)	$(0.4)
EBIT-adjusted margin	3.3%	5.4%	(2.1)%
Equity income — Automotive China	$1,674	$1,472	$202	13.7%
EBIT (loss)-adjusted — excluding Equity income	$(1,203)	$(588)	$(615)	n.m.
	(Vehicles in thousands)
Wholesale vehicle sales	836	939	(103)	(11.0)%
__________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the three months ended September 30, 2018 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes in Korea due to the closure of a facility; (2) unfavorable mix primarily in Asia/Pacific; and (3) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Brazilian Real and Argentine Peso against the U.S. Dollar.

In the nine months ended September 30, 2018 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes in Korea due to the closure of a facility and in Asia/Pacific due to the withdrawal from the Indian and South African markets in 2017; and (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Brazilian Real and Argentine Peso against the U.S. Dollar; partially offset by (3) favorable pricing related to carryover vehicles in Argentina and Brazil.

GMI EBIT-Adjusted In the three months ended September 30, 2018 EBIT-adjusted decreased due primarily to: (1) decreased wholesale volumes; and (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Brazilian Real and Argentine Peso against the U.S. Dollar.

In the nine months ended September 30, 2018 EBIT-adjusted decreased due primarily to: (1) decreased wholesale volumes; and (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Argentine Peso and Brazilian Real against the U.S. Dollar; partially offset by (3) favorable pricing.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We view the Chinese market as important to our global growth strategy and are employing a multi-brand strategy led by our Buick, Chevrolet and Cadillac brands. In the coming years we plan to leverage our global architectures to increase the number of product offerings under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the local Baojun and Wuling brands, with Baojun focusing its expansion in less developed cities and markets. We operate in the Chinese market through a number of joint ventures and maintaining strong relationships with our joint venture partners is an important part of our China growth strategy.

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Wholesale vehicles including vehicles exported to markets outside of China	921	963	2,930	2,842
Total net sales and revenue	$11,461	$12,161	$37,781	$34,177
Net income	$999	$964	$3,370	$2,912

GM Cruise

	Three Months Ended		Favorable / (Unfavorable)%		Nine Months Ended		Favorable / (Unfavorable)%
	September 30, 2018	September 30, 2017			September 30, 2018	September 30, 2017
EBIT (loss)-adjusted	$(214)	$(165)	$(49)	(29.7)%	$(534)	$(455)	$(79)	(17.4)%

GM Cruise EBIT (Loss)-Adjusted In the three and nine months ended September 30, 2018 EBIT (loss)-adjusted increased due primarily to increased engineering costs as we progress towards the commercialization of an autonomous ride-sharing fleet.

GM Financial

	Three Months Ended		Increase / (Decrease)%		Nine Months Ended		Increase/ (Decrease)%
	September 30, 2018	September 30, 2017			September 30, 2018	September 30, 2017
Total revenue	$3,518	$3,161	$357	11.3%	$10,417	$8,899	$1,518	17.1%
Provision for loan losses	$180	$204	$(24)	(11.8)%	$444	$573	$(129)	(22.5)%
Earnings before income taxes-adjusted	$498	$310	$188	60.6%	$1,477	$895	$582	65.0%
Average debt outstanding (dollars in billions)	$85.6	$79.0	$6.6	8.4%	$83.6	$73.3	$10.3	14.1%
Effective rate of interest paid	3.9%	3.4%	0.5%		3.8%	3.5%	0.3%

GM Financial Revenue In the three months ended September 30, 2018 Total revenue increased due primarily to increased leased vehicle income of $0.3 billion due to a larger lease portfolio.

In the nine months ended September 30, 2018 Total revenue increased due primarily to increased leased vehicle income of $1.2 billion due to a larger lease portfolio.

GM Financial Earnings Before Income Taxes-Adjusted In the three months ended September 30, 2018 Earnings before income taxes-adjusted increased due primarily to increased net leased vehicle income of $0.3 billion due primarily to a larger lease portfolio, partially offset by an increase in interest expense due primarily to an increase in average debt outstanding resulting from growth in the loan and lease portfolios as well as rising benchmark interest rates.

In the nine months ended September 30, 2018 Earnings before income taxes-adjusted increased due primarily to increased net leased vehicle income of $0.7 billion due primarily to a larger lease portfolio, partially offset by an increase in interest expense due primarily to an increase in average debt outstanding resulting from growth in the loan and lease portfolios as well as rising benchmark interest rates.

Liquidity and Capital Resources We believe that our current level of cash and cash equivalents, marketable securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash

GENERAL MOTORS COMPANY AND SUBSIDIARIES

requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations and future debt issuances. We also maintain access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on three objectives: (1) reinvest in our business; (2) maintain a strong investment-grade balance sheet; and (3) return available cash to shareholders. Our known future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $8.5 billion annually as well as payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls, the settlements of the multi-district litigation and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (4) dividend payments on our common stock that are declared by our Board of Directors; and (5) payments to purchase shares of our common stock authorized by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and the “Risk Factors” section of our 2017 Form 10-K, some of which are outside of our control.

We continue to monitor and evaluate opportunities to strengthen our competitive position over the long-term while maintaining a strong investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations such as our pension plans, as well as the possibility of acquisitions, dispositions, investments with joint venture partners and strategic alliances that we believe would generate significant advantages and substantially strengthen our business. In September 2018 we made $0.6 billion in contributions to pre-fund U.K. and Canada pension plans.

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

As part of our capital allocation program, our Board of Directors authorized programs to purchase $9 billion in aggregate of our common stock which were completed in the three months ended September 30, 2016 and 2017. We announced in January 2017 that our Board of Directors had authorized the purchase of up to an additional $5 billion of our common stock with no expiration date, subsequent to completing the remaining portion of the previously announced programs. We completed $1.6 billion of the $5 billion program through September 30, 2018, which included $0.1 billion purchased in the three months ended March 31, 2018 in conjunction with the sale of GM common stock by the UAW Retiree Medical Benefits Trust. From inception of the program in 2015 through October 12, 2018 we had purchased an aggregate of 302 million shares of our outstanding common stock under our common stock repurchase program for $10.6 billion. We returned total cash to shareholders of $1.7 billion, consisting of dividends paid on our common stock and purchases of our common stock in the nine months ended September 30, 2018.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. At December 31, 2017 the total size of our credit facilities was $14.5 billion which consisted principally of our two primary revolving credit facilities. In April 2018 we amended and restated our two existing revolving credit facilities and entered into a third facility, increasing our aggregate borrowing capacity from $14.5 billion to $16.5 billion. These facilities consist of a 364-day, $2.0 billion facility, a three-year, $4.0 billion facility and a five-year, $10.5 billion facility. The facilities are available to us as well as certain wholly-owned subsidiaries, including GM Financial. The three-year, $4.0 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a letter of credit sub-facility of $1.1 billion. The five-year, $10.5 billion facility allows for borrowings in U.S. Dollars and other currencies. The 364-day, $2.0 billion facility allows for borrowing in U.S. Dollars only. We have allocated the 364-day, $2.0 billion facility for exclusive use by GM Financial. Total automotive available credit under the facility remains unchanged at $14.5 billion.

We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.4 billion at September 30, 2018 and December 31, 2017. GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use at September 30, 2018 or the remainder of our revolving credit facilities at

GENERAL MOTORS COMPANY AND SUBSIDIARIES

September 30, 2018 and December 31, 2017. We had intercompany loans from GM Financial of $0.6 billion and $0.4 billion at September 30, 2018 and December 31, 2017, which consisted primarily of commercial loans to dealers we consolidate, and we had no intercompany loans to GM Financial. Refer to Note 5 of our condensed consolidated financial statements for additional information.

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

In September 2018 we issued $2.1 billion in aggregate principal amount of senior unsecured notes with an initial weighted average interest rate of 5.03% and maturity dates ranging from 2021 to 2049. The notes are governed by the same indenture that was used in past issuances, which contains terms and covenants customary of these types of securities including limitation on the amount of certain secured debt we may incur. The net proceeds from the issuance of these senior unsecured notes were used to repay $1.5 billion of debt in October 2018 upon maturity, pre-fund $0.6 billion in certain mandatory contributions for our U.K. and Canada pension plans due in 2019 through 2021, and for other general corporate purposes.

GM Financial’s Board of Directors declared a $0.4 billion dividend on its common stock on October 26, 2018, which we received on October 30, 2018. Future dividends from GM Financial will depend on a number of factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio.

The following table summarizes our available liquidity (dollars in billions):

	September 30, 2018	December 31, 2017
Automotive cash and cash equivalents	$12.1	$11.2
Marketable securities	5.9	8.3
Automotive cash, cash equivalents and marketable securities(a)(b)	18.0	19.6
GM Cruise cash and cash equivalents(c)	1.8	—
Available liquidity	19.8	19.6
Available under credit facilities	14.1	14.1
Total available liquidity(a)	$33.9	$33.6
__________

(a)	Amounts do not add due to rounding.

(b)
Includes $0.4 billion that is designated exclusively to fund capital expenditures in GM Korea at September 30, 2018. Refer to Note 17 to our condensed consolidated financial statements for further details.

(c)	Amounts are designated exclusively for the use of GM Cruise. Refer to Note 17 to our condensed consolidated financial statements for further details.

The following table summarizes the changes in our Automotive available liquidity (excluding GM Cruise, dollars in billions):

Nine Months Ended September 30, 2018
Operating cash flow	$5.4
Capital expenditures	(6.5)
Dividends paid and payments to purchase common stock	(1.7)
Issuance of senior unsecured notes	2.1
GM investment in GM Cruise	(1.1)
Proceeds from KDB Investment in GM Korea	0.4
Other non-operating	(0.1)
Total change in automotive available liquidity	$(1.5)

Automotive Cash Flow (Dollars in Billions)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended		Change
	September 30, 2018	September 30, 2017
Operating Activities
Income from continuing operations	$5.2	$5.1	$0.1
Depreciation, amortization and impairment charges	4.5	4.3	0.2
Pension and OPEB activities	(2.7)	(1.8)	(0.9)
Working capital	(2.4)	(2.4)	—
Accrued and other liabilities and income taxes	1.7	1.4	0.3
Undistributed earnings of nonconsolidated affiliates, net	0.3	0.5	(0.2)
Other	(1.2)	0.5	(1.7)
Net automotive cash provided by operating activities	$5.4	$7.6	$(2.2)

In the nine months ended September 30, 2018 the decrease in Net automotive cash provided by operating activities was due primarily to: (1) unfavorable pre-tax earnings of $2.3 billion; (2) unfavorable Pension and OPEB activities due primarily to pension contributions of $0.6 billion made to our U.K. and Canada pension plans; and (3) unfavorable Other due to the increase in units returned from rental car companies of $0.7 billion and several other insignificant items; partially offset by (4) receivables factoring with external sources and re-timing of subvention payments with third parties of $0.7 billion; and (5) re-timing of subvention payments and receivables factoring with GM Financial of $0.4 billion. Refer to Note 5 of our condensed consolidated financial statements for transactions with GM Financial.

	Nine Months Ended		Change
	September 30, 2018	September 30, 2017
Investing Activities
Capital expenditures	$(6.5)	$(6.3)	$(0.2)
Acquisitions and liquidations of marketable securities, net	2.3	3.4	(1.1)
GM investment in GM Cruise	(1.1)	—	(1.1)
Other	(0.2)	(0.3)	0.1
Net automotive cash used in investing activities	$(5.5)	$(3.2)	$(2.3)

	Nine Months Ended		Change
	September 30, 2018	September 30, 2017
Financing Activities
Issuance of senior unsecured notes	$2.1	$3.0	$(0.9)
Dividends paid and payments to purchase common stock	(1.7)	(4.7)	3.0
Proceeds from KDB investment in GM Korea	0.4	—	0.4
Other	0.2	(0.3)	0.5
Net automotive cash provided by (used in) financing activities	$1.0	$(2.0)	$3.0

Adjusted Automotive Free Cash Flow

We measure adjusted automotive free cash flow as automotive operating cash flow from continuing operations less capital expenditures adjusted for management actions. For the nine months ended September 30, 2018, net automotive cash provided by operating activities under U.S. GAAP was $5.4 billion, capital expenditures were $6.5 billion, and an add-back adjustment for management actions related to restructuring in Korea was $0.7 billion.

For the nine months ended September 30, 2017, net automotive cash provided by operating activities under U.S. GAAP was $7.6 billion, capital expenditures were $6.3 billion, and there were no adjustments for management actions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Rating, Moody's Investor Service and Standard & Poor's. In March 2018 DBRS Limited revised their outlook to Positive from Stable. All other credit ratings remained unchanged since December 31, 2017.

GM Cruise Liquidity

The following table summarizes the changes in our GM Cruise available liquidity (dollars in billions):

Nine Months Ended September 30, 2018
Operating cash flow	$(0.4)
Issuance of GM Cruise Preferred Shares to SoftBank	0.9
GM investment in GM Cruise	1.1
Other non-operating	0.2
Total change in GM Cruise available liquidity	$1.8

When GM Cruise's autonomous vehicles are ready for commercial deployment, SoftBank is obligated to purchase additional GM Cruise Preferred Shares for $1.35 billion.

GM Cruise Cash Flow (Dollars in Billions)

	Nine Months Ended		Change
	September 30, 2018	September 30, 2017
Net cash used in operating activities	$(0.4)	$(0.3)	$(0.1)
Net cash provided by financing activities	$2.2	$0.4	$1.8

In the nine months ended September 30, 2018 Net cash provided by financing activities increased due primarily to the GM investment in GM Cruise and proceeds from the issuance of GM Cruise Preferred Shares to SoftBank.

Automotive Financing – GM Financial Liquidity GM Financial's primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, servicing fees, net distributions from credit facilities, securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured debt facilities, operating expenses and interest costs. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt between secured and unsecured debt. In September 2018 GM Financial issued $0.5 billion of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B, $0.01 par value, with a liquidation preference of $1,000 per share. In September 2017 GM Financial issued $1.0 billion of Fixed-to-Floating Rate Cumulative Perpetual Preferred Shares, Series A, $0.01 par value, with a liquidation preference of $1,000 per share. Refer to Note 17 to our condensed consolidated financial statements for further details. The following table summarizes GM Financial's available liquidity (dollars in billions):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$4.5	$4.3
Borrowing capacity on unpledged eligible assets	17.4	12.5
Borrowing capacity on committed unsecured lines of credit	0.4	0.1
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	—
Total GM Financial available liquidity	$24.3	$16.9

In the nine months ended September 30, 2018 available liquidity increased due primarily to an increase in receivables eligible to be pledged and a decrease in advances outstanding on secured revolving credit facilities. In addition, GM Financial added $2.0 billion in borrowing capacity on our credit facility as described in the Automotive Liquidity section of this MD&A.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at September 30, 2018. GM Financial's borrowing ability was revised with our amended and restated credit facilities in April 2018. Refer to the Automotive Liquidity section of this MD&A for additional details.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial Cash Flow (Dollars in Billions)

	Nine Months Ended		Change
	September 30, 2018	September 30, 2017
Net cash provided by operating activities	$5.3	$4.8	$0.5
Net cash used in investing activities	$(11.7)	$(17.6)	$5.9
Net cash provided by financing activities	$6.8	$14.6	$(7.8)

In the nine months ended September 30, 2018 Net cash provided by operating activities increased due primarily to an increase in net leased vehicle income, partially offset by increased interest expense and operating expenses.

In the nine months ended September 30, 2018 Net cash used in investing activities decreased due primarily to: (1) increased proceeds from the termination of leased vehicles of $3.4 billion; (2) increased collections on finance receivables of $2.6 billion; (3) decreased purchases of leased vehicles of $1.8 billion; partially offset by (4) increased purchases and funding of finance receivables of $1.9 billion.

In the nine months ended September 30, 2018 Net cash provided by financing activities decreased due primarily to a decrease in borrowings, net of payments, of $7.2 billion and a decrease in the issuance of preferred stock of $0.5 billion.

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

Forward-Looking Statements In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include among others the following: (1) our ability to deliver new products, services and customer experiences in response to new participants in the automotive industry; (2) our ability to timely fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers; (3) the success of our crossovers, SUVs and full-size pickup trucks; (4) our ability to reduce the costs associated with the manufacture and sale of electric vehicles; (5) global automobile market sales volume, which can be volatile; (6) our significant business in China which subjects us to unique operational, competitive and regulatory risks; (7) our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (8) the international scale and footprint of our operations which exposes us to a variety of political, economic and regulatory risks, including the risk of changes in government leadership and laws (including tax laws), economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, changes in foreign exchange rates, economic downturns in foreign countries, differing local product preferences and product requirements,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations and difficulties in obtaining financing in foreign countries; (9) any significant disruption at one of our manufacturing facilities could disrupt our production schedule; (10) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (11) prices of raw materials used by us and our suppliers; (12) our highly competitive industry, which is characterized by excess manufacturing capacity and the use of incentives and the introduction of new and improved vehicle models by our competitors; (13) the possibility that competitors may independently develop products and services similar to ours and there are no guarantees that our intellectual property rights would prevent competitors from independently developing or selling those products or services; (14) our ability to manage risks related to security breaches and other disruptions to our vehicles, information technology networks and systems; (15) our ability to comply with extensive laws and regulations applicable to our industry, including those regarding fuel economy and emissions; (16) costs and risks associated with litigation and government investigations; (17) the cost and effect on our reputation of product safety recalls and alleged defects in products and services; (18) our ability to successfully and cost-effectively restructure our operations in various countries, including Korea with minimal disruption to our supply chain and operations, globally; (19) our ability to realize production efficiencies and to achieve reductions in costs; (20) our continued ability to develop captive financing capability through GM Financial; and (21) significant increases in our pension expense or projected pension contributions resulting from changes in the value of plan assets or the discount rate applied to value the pension liabilities or mortality or other assumption changes. A further list and description of these risks, uncertainties and other factors can be found in our 2017 Form 10-K and our subsequent filings with the SEC.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2018. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended September 30, 2018:

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
July 1, 2018 through July 31, 2018	318,228	$41.22	—	$3.4 billion
August 1, 2018 through August 31, 2018	110,372	$36.69	—	$3.4 billion
September 1, 2018 through September 30, 2018	31,978	$36.36	—	$3.4 billion
Total	460,578	$39.80	—
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
3.1
General Motors Company Amended and Restated Bylaws, as amended August 14, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed August 20, 2018
Incorporated by Reference
4.1
Fifth Supplemental Indenture, dated as of September 10, 2018, to the Indenture, dated as of September 27, 2013, between General Motors Company, as issuer, and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of General Motors Company filed September 10, 2018
Incorporated by Reference
4.2
Calculation Agency Agreement, dated as of September 10, 2018, between General Motors Company and The Bank of New York Mellon, as calculation agent, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of General Motors Company filed September 10, 2018
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

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Controller and Chief Accounting Officer
Date:	October 31, 2018