Form 10-Q
period 2019-03-31
General Motors Co
filed 2019-04-30
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 18, 2019 there were 1,418,392,858 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net sales and revenue
Automotive	$31,261	$32,691
GM Financial	3,617	3,408
Total net sales and revenue (Note 2)	34,878	36,099
Costs and expenses
Automotive and other cost of sales	28,229	30,184
GM Financial interest, operating and other expenses	3,306	3,014
Automotive and other selling, general and administrative expense	2,099	2,372
Total costs and expenses	33,634	35,570
Operating income	1,244	529
Automotive interest expense	181	150
Interest income and other non-operating income, net	805	549
Equity income (Note 7)	414	648
Income before income taxes	2,282	1,576
Income tax expense (Note 14)	137	466
Income from continuing operations	2,145	1,110
Loss from discontinued operations, net of tax (Note 18)	—	70
Net income	2,145	1,040
Net loss attributable to noncontrolling interests	12	6
Net income attributable to stockholders	$2,157	$1,046

Net income attributable to common stockholders	$2,119	$1,032

Earnings per share (Note 17)
Basic earnings per common share – continuing operations	$1.50	$0.78
Basic loss per common share – discontinued operations	$—	$0.05

Basic earnings per common share	$1.50	$0.73
Weighted-average common shares outstanding – basic	1,417	1,408

Diluted earnings per common share – continuing operations	$1.48	$0.77
Diluted loss per common share – discontinued operations	$—	$0.05

Diluted earnings per common share	$1.48	$0.72
Weighted-average common shares outstanding – diluted	1,436	1,430

Dividends declared per common share	$0.38	$0.38

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$2,145	$1,040
Other comprehensive income, net of tax (Note 16)
Foreign currency translation adjustments and other	149	34
Defined benefit plans	36	(7)
Other comprehensive income, net of tax	185	27
Comprehensive income	2,330	1,067
Comprehensive loss attributable to noncontrolling interests	17	7
Comprehensive income attributable to stockholders	$2,347	$1,074

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$17,176	$20,844
Marketable securities (Note 3)	6,021	5,966
Accounts and notes receivable, net	12,116	6,549
GM Financial receivables, net (Note 4; Note 8 at VIEs)	27,230	26,850
Inventories (Note 5)	11,108	9,816
Other current assets (Note 3; Note 8 at VIEs)	6,439	5,268
Total current assets	80,090	75,293
Non-current Assets
GM Financial receivables, net (Note 4; Note 8 at VIEs)	25,448	25,083
Equity in net assets of nonconsolidated affiliates (Note 7)	8,266	9,215
Property, net	38,336	38,758
Goodwill and intangible assets, net	5,518	5,579
Equipment on operating leases, net (Note 6; Note 8 at VIEs)	43,052	43,559
Deferred income taxes	24,303	24,082
Other assets (Note 3; Note 8 at VIEs)	8,119	5,770
Total non-current assets	153,042	152,046
Total Assets	$233,132	$227,339

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$24,560	$22,297
Short-term debt and current portion of long-term debt (Note 9)
Automotive	1,999	935
GM Financial (Note 8 at VIEs)	31,273	30,956
Accrued liabilities	27,471	28,049
Total current liabilities	85,303	82,237
Non-current Liabilities
Long-term debt (Note 9)
Automotive	12,954	13,028
GM Financial (Note 8 at VIEs)	60,858	60,032
Postretirement benefits other than pensions (Note 12)	5,363	5,370
Pensions (Note 12)	11,099	11,538
Other liabilities	12,917	12,357
Total non-current liabilities	103,191	102,325
Total Liabilities	188,494	184,562
Commitments and contingencies (Note 13)
Equity (Note 16)
Common stock, $0.01 par value	14	14
Additional paid-in capital	25,661	25,563
Retained earnings	23,939	22,322
Accumulated other comprehensive loss	(8,849)	(9,039)
Total stockholders’ equity	40,765	38,860
Noncontrolling interests	3,873	3,917
Total Equity	44,638	42,777
Total Liabilities and Equity	$233,132	$227,339

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities
Income from continuing operations	$2,145	$1,110
Depreciation and impairment of Equipment on operating leases, net	1,897	1,859
Depreciation, amortization and impairment charges on Property, net	2,219	1,722
Foreign currency remeasurement and transaction losses	80	243
Undistributed earnings of nonconsolidated affiliates, net	(413)	(648)
Pension contributions and OPEB payments	(291)	(400)
Pension and OPEB income, net	(149)	(300)
Provision (benefit) for deferred taxes	(253)	365
Change in other operating assets and liabilities	(5,316)	(3,503)
Net cash provided by (used in) operating activities	(81)	448
Cash flows from investing activities
Expenditures for property	(2,014)	(2,272)
Available-for-sale marketable securities, acquisitions	(677)	(914)
Available-for-sale marketable securities, liquidations	678	2,062
Purchases of finance receivables, net	(7,215)	(4,925)
Principal collections and recoveries on finance receivables	6,207	3,478
Purchases of leased vehicles, net	(3,747)	(4,496)
Proceeds from termination of leased vehicles	3,059	2,379
Other investing activities	(2)	(40)
Net cash used in investing activities – continuing operations	(3,711)	(4,728)
Net cash provided by investing activities – discontinued operations	—	166
Net cash used in investing activities	(3,711)	(4,562)
Cash flows from financing activities
Net increase in short-term debt	959	120
Proceeds from issuance of debt (original maturities greater than three months)	11,757	11,334
Payments on debt (original maturities greater than three months)	(10,777)	(6,832)
Dividends paid	(626)	(566)
Other financing activities	(236)	(287)
Net cash provided by financing activities	1,077	3,769
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	44
Net decrease in cash, cash equivalents and restricted cash	(2,715)	(301)
Cash, cash equivalents and restricted cash at beginning of period	23,496	17,848
Cash, cash equivalents and restricted cash at end of period	$20,781	$17,547

Significant Non-cash Investing and Financing Activity
Non-cash property additions – continuing operations	$1,785	$2,675

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2018	$14	$25,371	$17,627	$(8,011)	$1,199	$36,200
Adoption of accounting standards	—	—	(1,046)	(98)	—	(1,144)
Net income	—	—	1,046	—	(6)	1,040
Other comprehensive income	—	—	—	28	(1)	27
Purchase of common stock	—	(44)	(56)	—	—	(100)
Cash dividends paid on common stock	—	—	(536)	—	—	(536)
Dividends to noncontrolling interests	—	—	—	—	(30)	(30)
Other	—	10	(7)	—	(2)	1
Balance at March 31, 2018	$14	$25,337	$17,028	$(8,081)	$1,160	$35,458

Balance at January 1, 2019	$14	$25,563	$22,322	$(9,039)	$3,917	$42,777
Net income	—	—	2,157	—	(12)	2,145
Other comprehensive income	—	—	—	190	(5)	185
Stock based compensation	—	95	(6)	—	—	89
Cash dividends paid on common stock	—	—	(539)	—	—	(539)
Dividends to noncontrolling interests	—	—	—	—	(18)	(18)
Other	—	3	5	—	(9)	(1)
Balance at March 31, 2019	$14	$25,661	$23,939	$(8,849)	$3,873	$44,638

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation
General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells trucks, crossovers, cars and automobile parts worldwide and is investing in and growing an autonomous vehicle business. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our continuing operations through the following operating segments: GM North America (GMNA), GM International Operations (GMIO), GM South America (GMSA), GM Cruise and GM Financial. Our GMSA and GMIO operating segments are reported as one, combined international segment, GM International (GMI). GM Cruise is our global segment responsible for the development and commercialization of autonomous vehicle technology. As a result of the growing importance of our autonomous vehicle operations, we moved these operations from Corporate to GM Cruise and began presenting GM Cruise as a new reportable segment in the three months ended June 30, 2018. All periods presented have been recast to reflect the segment changes. Nonsegment operations and Maven, our ride- and car-sharing business, are classified as Corporate. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain nonsegment-specific revenues and expenses.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2018 Form 10-K. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions. In the three months ended June 30, 2018 we changed the presentation of our condensed consolidated statements of cash flows to separately classify Depreciation and impairment of Equipment on operating leases, net and Depreciation, amortization and impairment charges on Property, net. In the three months ended March 31, 2019 we changed the presentation of our condensed consolidated balance sheets to reclassify the current portion of Equipment on operating leases, net to Other current assets and our condensed consolidated statements of cash flows to reclassify Payments to purchase common stock to Other financing activities. We have made corresponding reclassifications to the comparable information for all periods presented.

Principles of Consolidation We consolidate entities that we control due to ownership of a majority voting interest and we consolidate variable interest entities (VIEs) when we are the primary beneficiary. Our share of earnings or losses of nonconsolidated affiliates is included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over the operating and financial decisions of the affiliate.

Recently Adopted Accounting Standards

Effective January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, "Leases" (ASU-2016-02) using the modified retrospective method, resulting in a cumulative-effect adjustment to the opening balance of Retained earnings for an insignificant amount. We recognized $1.0 billion of right of use assets and lease obligations included in Other assets, Accrued liabilities and Other liabilities on our condensed consolidated balance sheet for our existing operating lease portfolio at January 1, 2019. We elected to apply the practical expedient related to land easements, as well as the package of practical expedients permitted under the transition guidance in the new standard, which allowed us to carry forward our historical lease classification. The accounting for our finance leases and leases where we are the lessor remained substantially unchanged. The application of ASU 2016-02 had no impact on our condensed consolidated income statement or condensed consolidated statement of cash flows.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes our minimum commitments under noncancelable operating leases having initial terms in excess of one year, primarily for property, at December 31, 2018 as disclosed in our 2018 Form 10-K:

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Minimum commitments(a)	$296	$286	$247	$180	$146	$582	$1,737
Sublease income	(61)	(51)	(44)	(38)	(33)	(129)	(356)
Net minimum commitments	$235	$235	$203	$142	$113	$453	$1,381
_________

(a)	Certain leases contain escalation clauses and renewal or purchase options.

Refer to Note 13 for information on our operating leases at March 31, 2019.

Note 2. Revenue
The following table disaggregates our revenue by major source for revenue generating segments:

	Three Months Ended March 31, 2019
	GMNA	GMI	Corporate	Total Automotive	GM Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$25,962	$3,567	$—	$29,529	$—	$—	$—	$29,529
Used vehicles	627	35	—	662	—	—	—	662
Services and other	776	248	46	1,070	25	—	(25)	1,070
Automotive net sales and revenue	27,365	3,850	46	31,261	25	—	(25)	31,261
Leased vehicle income	—	—	—	—	—	2,509	—	2,509
Finance charge income	—	—	—	—	—	987	(2)	985
Other income	—	—	—	—	—	124	(1)	123
GM Financial net sales and revenue	—	—	—	—	—	3,620	(3)	3,617
Net sales and revenue	$27,365	$3,850	$46	$31,261	$25	$3,620	$(28)	$34,878

	Three Months Ended March 31, 2018
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations	Total
Vehicle, parts and accessories	$25,882	$4,605	$9	$30,496	$—	$(7)	$30,489
Used vehicles	1,155	47	—	1,202	—	(17)	1,185
Services and other	781	196	40	1,017	—	—	1,017
Automotive net sales and revenue	27,818	4,848	49	32,715	—	(24)	32,691
Leased vehicle income	—	—	—	—	2,447	—	2,447
Finance charge income	—	—	—	—	866	(2)	864
Other income	—	—	—	—	98	(1)	97
GM Financial net sales and revenue	—	—	—	—	3,411	(3)	3,408
Net sales and revenue	$27,818	$4,848	$49	$32,715	$3,411	$(27)	$36,099

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales were insignificant in the three months ended March 31, 2019 and 2018.

Contract liabilities in our Automotive segments consist primarily of maintenance, extended warranty and other service contracts. We recognized revenue of $433 million and $383 million related to contract liabilities during the three months ended March 31, 2019 and 2018. We expect to recognize revenue of $1.1 billion in the nine months ending December 31, 2019 and $588 million, $396 million and $379 million in the years ending December 31, 2020, 2021 and thereafter related to contract liabilities at March 31, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 3. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities which approximates cost:

	Fair Value Level	March 31, 2019	December 31, 2018
Cash and cash equivalents
Cash and time deposits(a)		$7,469	$7,254
Available-for-sale debt securities
U.S. government and agencies	2	3,798	4,656
Corporate debt	2	2,683	3,791
Sovereign debt	2	274	1,976
Total available-for-sale debt securities – cash equivalents		6,755	10,423
Money market funds	1	2,952	3,167
Total cash and cash equivalents(b)		$17,176	$20,844
Marketable debt securities
U.S. government and agencies	2	$1,231	$1,230
Corporate debt	2	3,482	3,478
Mortgage and asset-backed	2	747	695
Sovereign debt	2	561	563
Total available-for-sale debt securities – marketable securities		$6,021	$5,966
Restricted cash
Cash and cash equivalents		$237	$260
Money market funds	1	3,368	2,392
Total restricted cash		$3,605	$2,652

Available-for-sale debt securities included above with contractual maturities(c)
Due in one year or less		$7,671
Due between one and five years		4,358
Total available-for-sale debt securities with contractual maturities		$12,029
__________

(a)	Includes $504 million and $616 million that is designated exclusively to fund capital expenditures in GM Korea Company (GM Korea) at March 31, 2019 and December 31, 2018.

(b)	Includes $2.1 billion and $2.3 billion in GM Cruise at March 31, 2019 and December 31, 2018.

(c)	Excludes mortgage and asset-backed securities.

Proceeds from the sale of investments classified as available-for-sale and sold prior to maturity were $611 million and $920 million in the three months ended March 31, 2019 and 2018. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three months ended March 31, 2019 and 2018. Cumulative unrealized gains and losses on available-for-sale debt securities were insignificant at March 31, 2019 and December 31, 2018.

Our investment in Lyft, Inc. (Lyft) is estimated at fair value using Level 3 inputs because the investment is subject to transfer restrictions. The fair value of our investment in Lyft at March 31, 2019 uses Lyft’s quoted market price, less a discount for the lack of marketability due to the restriction from selling our shares until September 26, 2019. The estimated volatility of Lyft’s common stock represents the significant unobservable input to the put option pricing model used to derive the fair value of our investment. The fair value of this investment was $1.2 billion and $884 million in Other assets at March 31, 2019 and December 31, 2018. We recorded an unrealized gain of $285 million in Interest income and other non-operating income, net in the three months ended March 31, 2019. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for exposure to equity price market risk.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

March 31, 2019
Cash and cash equivalents	$17,176
Restricted cash included in Other current assets	3,063
Restricted cash included in Other assets	542
Total	$20,781

Note 4. GM Financial Receivables and Transactions

	March 31, 2019			December 31, 2018
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
Finance receivables, collectively evaluated for impairment, net of fees	$39,331	$11,904	$51,235	$38,220	$12,235	$50,455
Finance receivables, individually evaluated for impairment, net of fees(b)	2,333	34	2,367	2,348	41	2,389
GM Financial receivables	41,664	11,938	53,602	40,568	12,276	52,844
Less: allowance for loan losses(b)	(862)	(62)	(924)	(844)	(67)	(911)
GM Financial receivables, net	$40,802	$11,876	$52,678	$39,724	$12,209	$51,933

Fair value of GM Financial receivables utilizing Level 2 inputs			$11,876			$12,209
Fair value of GM Financial receivables utilizing Level 3 inputs			$40,830			$39,430
__________

(a)
Net of dealer cash management balances of $1.1 billion and $922 million at March 31, 2019 and December 31, 2018. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on their floorplan line by making principal payments to GM Financial in advance.

(b)
Retail finance receivables individually evaluated for impairment, net of fees are classified as troubled debt restructurings. The allowance for loan losses included $324 million and $321 million of specific allowances on these receivables at March 31, 2019 and December 31, 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018
Allowance for loan losses at beginning of period	$911	$942
Provision for loan losses	175	136
Charge-offs	(309)	(295)
Recoveries	145	123
Effect of foreign currency	2	6
Allowance for loan losses at end of period	$924	$912

The allowance for loan losses on retail and commercial finance receivables included a collective allowance of $598 million and $586 million and a specific allowance of $326 million and $325 million at March 31, 2019 and December 31, 2018.

Retail Finance Receivables We use proprietary scoring systems in the underwriting process that measure the credit quality of retail finance receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score or its equivalent) and contract characteristics. We also consider other factors such as employment history, financial stability and capacity to pay. Subsequent to origination we review the credit quality of retail finance receivables based on customer payment activity. At March 31, 2019 and December 31, 2018, 24% and 25% of retail finance receivables were from consumers with sub-prime credit scores, which are defined as a FICO score or its equivalent of less than 620 at the time of loan origination.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $745 million and $888 million at March 31, 2019 and December 31, 2018. The following table summarizes the contractual amount of delinquent retail finance receivables, which is not significantly different than the recorded investment of the retail finance receivables:

	March 31, 2019		March 31, 2018
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,048	2.5%	$1,265	3.7%
Greater-than-60 days delinquent	412	1.0%	605	1.7%
Total finance receivables more than 30 days delinquent	1,460	3.5%	1,870	5.4%
In repossession	47	0.1%	53	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,507	3.6%	$1,923	5.6%

Commercial Finance Receivables Our commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. Dealers in Group VI are subject to additional restrictions on funding, including suspension of lines of credit and liquidation of assets. The commercial finance receivables on non-accrual status were insignificant at March 31, 2019 and December 31, 2018. The following table summarizes the credit risk profile by dealer risk rating of the commercial finance receivables:

		March 31, 2019	December 31, 2018
Group I	– Dealers with superior financial metrics	$2,051	$2,192
Group II	– Dealers with strong financial metrics	4,736	4,399
Group III	– Dealers with fair financial metrics	3,548	4,064
Group IV	– Dealers with weak financial metrics	1,111	1,116
Group V	– Dealers warranting special mention due to elevated risks	423	422
Group VI	– Dealers with loans classified as substandard, doubtful or impaired	69	83
		$11,938	$12,276

Transactions with GM Financial The following table shows transactions between our Automotive segments and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	March 31, 2019	December 31, 2018
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$430	$445
Finance receivables from GM subsidiaries	$121	$134
Subvention receivable(b)	$639	$727
Commercial loan funding payable	$57	$61

	Three Months Ended
	March 31, 2019	March 31, 2018
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$148	$130
Leased vehicle subvention earned	$835	$798
__________

(a)	All balance sheet amounts are eliminated upon consolidation.

(b)	Cash paid by Automotive segments to GM Financial for subvention was $1.1 billion and $642 million in the three months ended March 31, 2019 and 2018.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 5. Inventories

	March 31, 2019	December 31, 2018
Total productive material, supplies and work in process	$4,685	$4,274
Finished product, including service parts	6,423	5,542
Total inventories	$11,108	$9,816

Note 6. Equipment on Operating Leases
Equipment on operating leases consists primarily of leases to retail customers of GM Financial. The current portion of net equipment on operating leases is presented as Other current assets.

	March 31, 2019	December 31, 2018
Equipment on operating leases	$54,872	$55,282
Less: accumulated depreciation	(11,632)	(11,476)
Equipment on operating leases, net	$43,240	$43,806

Depreciation expense related to Equipment on operating leases, net was $1.9 billion and $1.8 billion in the three months ended March 31, 2019 and 2018.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2019	2020	2021	2022	2023	Total
Lease receipts under operating leases	$5,220	$4,740	$2,143	$306	$15	$12,424

Note 7. Equity in Net Assets of Nonconsolidated Affiliates

	Three Months Ended
	March 31, 2019	March 31, 2018
Automotive China equity income	$376	$597
Other joint ventures equity income	38	51
Total Equity income	$414	$648
There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$10,146	$13,719
Automotive China JVs' net income	$767	$1,177
Dividends declared but not paid from our nonconsolidated affiliates were $1.6 billion and an insignificant amount at March 31, 2019 and December 31, 2018. Dividends received from our nonconsolidated affiliates were insignificant in the three months ended March 31, 2019 and 2018. Undistributed earnings from our nonconsolidated affiliates were $2.7 billion and $2.3 billion at March 31, 2019 and December 31, 2018.

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

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	March 31, 2019	December 31, 2018
Restricted cash – current	$2,209	$1,876
Restricted cash – non-current	$473	$504
GM Financial receivables, net of fees – current	$18,283	$18,304
GM Financial receivables, net of fees – non-current	$13,448	$14,008
GM Financial equipment on operating leases, net	$20,313	$21,781
GM Financial short-term debt and current portion of long-term debt	$21,832	$21,087
GM Financial long-term debt	$19,523	$21,417

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

Note 9. Automotive and GM Financial Debt

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Automotive debt	$14,662	$14,701	$13,435	$12,700
Finance lease liabilities	291	487	528	831
Total automotive debt	$14,953	$15,188	$13,963	$13,531
Fair value utilizing Level 1 inputs		$12,353		$11,693
Fair value utilizing Level 2 inputs		$2,835		$1,838

Finance lease assets in Property, net were $314 million at March 31, 2019. Finance lease costs were insignificant in the three months ended March 31, 2019. Undiscounted future lease obligations related to finance leases are $106 million in the nine months ending December 31, 2019, $160 million in aggregate for the years 2020 to 2023 and $371 million thereafter, with imputed interest of $346 million at March 31, 2019. The weighted-average discount rate on finance leases was 11.9% and the weighted-average remaining lease term was 14.6 years at March 31, 2019.

In January 2019 we executed a new three-year committed unsecured revolving credit facility with an initial borrowing capacity of $3.0 billion, reducing to $2.0 billion in July 2020. The facility is to fund costs related to the transformation activities announced in November 2018 and to provide additional financial flexibility. In the three months ended March 31, 2019 we borrowed $400 million against this facility to support transformation related disbursements. In April 2019 we renewed our 364-day $2.0 billion credit facility for an additional 364-day term. This facility has been allocated for exclusive use by GM Financial since April 2018.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$41,625	$41,738	$42,835	$42,835
Unsecured debt	50,506	50,866	48,153	47,556
Total GM Financial debt	$92,131	$92,604	$90,988	$90,391

Fair value utilizing Level 2 inputs		$90,615		$88,305
Fair value utilizing Level 3 inputs		$1,989		$2,086

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for additional information on GM Financial's involvement with VIEs. In the three months ended March 31, 2019 GM Financial issued $4.6 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 3.16% and maturity dates ranging from 2023 to 2025.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the three months ended March 31, 2019 GM Financial issued $3.9 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 4.22% and maturity dates ranging from 2021 to 2029.

In April 2019 GM Financial issued $1.3 billion in senior notes with an interest rate of 3.55%, due in 2022.

The principal amount outstanding of GM Financial's commercial paper in the U.S. was $1.5 billion and $1.2 billion at March 31, 2019 and December 31, 2018.

Each of the revolving credit facilities and the indentures governing GM Financial's notes contain terms and covenants, including limitations on GM Financial's ability to incur certain liens.

Note 10. Derivative Financial Instruments
Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	March 31, 2019	December 31, 2018
Derivatives not designated as hedges(a)
Foreign currency	2	$3,500	$2,710
Commodity	2	838	658
PSA warrants(b)	2	45	45
Total derivative financial instruments		$4,383	$3,413
__________

(a)
The fair value of these derivative instruments at March 31, 2019 and December 31, 2018 and the gains/losses included in our condensed consolidated income statements for the three months ended March 31, 2019 and 2018 were insignificant, unless otherwise noted.

(b)
The fair value of the PSA warrants located in Other assets was $950 million and $827 million at March 31, 2019 and December 31, 2018. We recorded gains in Interest income and other non-operating income, net of $139 million and $127 million in the three months ended March 31, 2019 and 2018.

We estimate the fair value of the PSA warrants using a Black-Scholes formula. The significant inputs to the model include the PSA stock price and the estimated dividend yield. We are entitled to receive any dividends declared by PSA through the conversion date upon exercise of the warrants.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial The following table presents the notional amounts of GM Financial's derivative financial instruments:

	Fair Value Level	March 31, 2019	December 31, 2018
Derivatives designated as hedges(a)
Fair value hedges – interest rate swaps(b)	2	$13,039	$9,533
Fair value hedges – foreign currency swaps(b)	2	1,797	1,829
Cash flow hedges
Interest rate swaps	2	599	768
Foreign currency swaps	2	3,298	2,075
Derivatives not designated as hedges(a)
Interest rate contracts(c)	2	96,296	99,666
Total derivative financial instruments(d)		$115,029	$113,871
__________

(a)
The fair value of these derivative instruments at March 31, 2019 and December 31, 2018 and the gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three months ended March 31, 2019 and 2018 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.

(b)	The fair value of these derivative instruments located in Other liabilities was insignificant and $291 million at March 31, 2019 and December 31, 2018.

(c)
The fair value of these derivative instruments located in Other assets was $233 million and $372 million at March 31, 2019 and December 31, 2018. The fair value of these derivative instruments located in Other liabilities was $428 million and $520 million at March 31, 2019 and December 31, 2018.

(d)	We held insignificant amounts and posted $284 million and $451 million of collateral available for netting at March 31, 2019 and December 31, 2018.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	March 31, 2019		December 31, 2018
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
GM Financial long-term debt	$20,200	$281	$17,923	$459
__________

(a)	Includes $228 million and $247 million of adjustments remaining on hedged items for which hedge accounting has been discontinued at March 31, 2019 and December 31, 2018.

Note 11. Product Warranty and Related Liabilities

	Three Months Ended
	March 31, 2019	March 31, 2018
Warranty balance at beginning of period	$7,590	$8,332
Warranties issued and assumed in period – recall campaigns	124	183
Warranties issued and assumed in period – product warranty	527	521
Payments	(732)	(735)
Adjustments to pre-existing warranties	36	(82)
Effect of foreign currency and other	7	(86)
Warranty balance at end of period	$7,552	$8,133

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at March 31, 2019. Refer to Note 13 for reasonably possible losses on Takata Corporation (Takata) matters.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$98	$35	$4	$83	$66	$5
Interest cost	566	120	54	513	120	50
Expected return on plan assets	(868)	(195)	—	(973)	(212)	—
Amortization of prior service cost (credit)	(1)	1	(3)	(1)	1	(4)
Amortization of net actuarial losses	3	29	8	2	37	13
Net periodic pension and OPEB (income) expense	$(202)	$(10)	$63	$(376)	$12	$64

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income of $230 million and $421 million in the three months ended March 31, 2019 and 2018 are presented in Interest income and other non-operating income, net.

Note 13. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At March 31, 2019 and December 31, 2018, we had accruals of $1.4 billion and $1.3 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly, adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

Economic-Loss Claims We are aware of over 100 putative class actions pending against GM in U.S. and Canadian courts alleging that consumers who purchased or leased vehicles manufactured by GM or Motors Liquidation Company (MLC), formerly known as General Motors Corporation, had been economically harmed by one or more of the 2014 recalls and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). In general, these economic-loss cases seek recovery for purported compensatory damages, such as alleged benefit-of-the-bargain damages or damages related to alleged diminution in value of the vehicles, as well as punitive damages, injunctive relief and other relief.

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

In August 2017 the Southern District granted our motion to dismiss the successor liability claims of plaintiffs in seven of the sixteen states at issue on the motion and called for additional briefing to decide whether plaintiffs' claims can proceed in the other nine states. In December 2017, the Southern District granted GM's motion and dismissed the plaintiffs' successor liability claims in an additional state, but found that there are genuine issues of material fact that prevent summary judgment for GM in eight other states. In January 2018, GM moved for reconsideration of certain portions of the Southern District's December 2017 summary judgment ruling. That motion was granted in April 2018, dismissing plaintiffs' successor liability claims in any state where New York law applies.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In September 2018, the Southern District granted our motion to dismiss claims for lost personal time (in 41 out of 47 jurisdictions) and certain unjust enrichment claims, but denied our motion to dismiss plaintiffs’ economic loss claims in 27 jurisdictions under the "manifest defect" rule. Significant summary judgment, class certification, and expert evidentiary motions remain at issue.

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

Contingently Issuable Shares  Under the Amended and Restated Master Sale and Purchase Agreement between us and MLC, GM may be obligated to issue additional shares (Adjustment Shares) of our common stock if allowed general unsecured claims against the MLC GUC Trust (GUC Trust), as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions), which amounts to approximately $1.2 billion based on the GM share price as of April 18, 2019. The GUC Trust stated in public filings that allowed general unsecured claims were approximately $31.9 billion at December 31, 2018. In 2016 and 2017, certain personal injury and economic loss plaintiffs filed motions in the Bankruptcy Court seeking authority to file late claims against the GUC Trust. In May 2018, the GUC Trust filed motions seeking the Bankruptcy Court’s approval of a proposed settlement with certain personal injury and economic loss plaintiffs, approval of a notice relating to that proposed settlement and estimation of alleged personal injury and economic loss late claims for the purpose of obtaining an order requiring GM to issue the maximum number of Adjustment Shares. GM vigorously contested each of these motions.

In September 2018 the Bankruptcy Court denied without prejudice the GUC Trust’s motions described above, finding that the settling parties first need to obtain class certification with respect to the economic loss late claims. In February 2019, the GUC Trust and certain plaintiffs filed a motion with the Bankruptcy Court requesting approval of a new settlement to obtain the maximum number of Adjustment Shares. In March 2019, we asserted several legal objections to this new settlement. We are unable to estimate any reasonably possible loss or range of loss that may result from this matter.

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

The total amount accrued for the 2014 recalls at March 31, 2019 reflects amounts for a combination of settled but unpaid matters, and for the remaining unsettled investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls to the extent that such matters are probable and can be reasonably estimated. The amounts accrued for those unsettled investigations, claims, and/or lawsuits represent a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Korea Wage Litigation GM Korea is party to litigation with current and former hourly employees in the appellate court and Incheon District Court in Incheon, Korea. The group actions, which in the aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under Korean regulations. In 2012, the Seoul High Court (an intermediate level appellate court) affirmed a decision in one of these group actions involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court). In 2014, the Supreme Court largely agreed with GM’s legal arguments and remanded the case to the Seoul High Court for consideration consistent with earlier Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. In 2015, on reconsideration, the Seoul High Court held in GM Korea’s favor, after which the plaintiffs

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

appealed to the Supreme Court. The Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $580 million at March 31, 2019. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory framework change.

GM Korea is also party to litigation with current and former salaried employees over allegations relating to ordinary wages regulation and whether to include fixed bonuses in the calculation of ordinary wages. In 2017, the Seoul High Court held that certain workers are not barred from filing retroactive wage claims. GM Korea appealed this ruling to the Supreme Court. The Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $170 million at March 31, 2019. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory framework change.

GM Korea is also party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 the Korean labor authorities issued an adverse administrative order finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed that order. At March 31, 2019, we recorded an insignificant accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable. We estimate that the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $140 million at March 31, 2019. We are currently unable to estimate any possible loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

GM Brazil Indirect Tax Claim In March 2017, the Supreme Court of Brazil issued a decision concluding that a certain state value added tax should not be included in the calculation of federal gross receipts taxes. The decision reduced GM Brazil’s gross receipts tax prospectively and, potentially, retrospectively. In February 2019, the Superior Judicial Court of Brazil rendered a favorable decision on one of GM Brazil's cases granting the company the right to recover, through offset of federal tax liabilities, amounts collected by the government from October 2007 to December 2014. As a result of the favorable decision, we recorded pre-tax recoveries of $857 million to Automotive and other cost of sales in the three months ended March 31, 2019. Timing on realization of these recoveries is dependent upon the timing of administrative approvals and generation of federal tax liabilities eligible for offset.

In April 2019, the Superior Judicial Court of Brazil rendered a favorable decision on another GM Brazil case, granting us the right to recover tax amounts collected by the government from August 2001 to September 2007. We expect to record estimated pre-tax recoveries of up to $450 million in the three months ending June 30, 2019. Timing on realization of these recoveries is dependent upon the timing of administrative approvals and generation of federal tax liabilities eligible for offset.

The retrospective right to recover for other periods remains under judicial review, and a decision could be rendered in 2019. If the Superior Judicial Court of Brazil grants retrospective recovery right for the other periods, we estimate additional potential pre-tax recoveries of up to $100 million.

Other Litigation-Related Liability and Tax Administrative Matters Various other legal actions, including class actions, governmental investigations, claims and proceedings are pending against us or our related companies or joint ventures, including matters arising out of alleged product defects; employment-related matters; product and workplace safety, vehicle emissions and fuel economy regulations; product warranties; financial services; dealer, supplier and other contractual relationships; government regulations relating to competition issues; tax-related matters not subject to the provision of Accounting Standards Codification (ASC) 740, Income Taxes (indirect tax-related matters); product design, manufacture and performance; consumer protection laws; and environmental protection laws, including laws regulating air emissions, water discharges, waste management and environmental remediation from stationary sources.

There are several putative class actions pending against GM in federal courts in the U.S., the Provincial Courts in Canada and Israel alleging that various vehicles sold including model year 2011-2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal, state and foreign emission standards. GM has also faced a series of additional lawsuits based primarily on allegations in the Duramax suit, including putative shareholder class actions claiming violations of federal securities law and a shareholder demand lawsuit. The securities lawsuits have been voluntarily dismissed. At this stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security which may range from $300 million to $550 million at March 31, 2019. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2019. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $900 million at March 31, 2019.

Takata Matters In May 2016, the National Highway Traffic Safety Administration (NHTSA) issued an amended consent order requiring Takata to file defect information reports (DIRs) for previously unrecalled front airbag inflators that contain phased-stabilized ammonium nitrate-based propellant without a moisture absorbing desiccant on a multi-year, risk-based schedule through 2019 impacting tens of millions of vehicles produced by numerous automotive manufacturers. NHTSA concluded that the likely root cause of the rupturing of the airbag inflators is a function of time, temperature cycling and environmental moisture.

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
Through April 18, 2019 we are aware of three putative class actions pending against GM in federal court in the U.S., one putative class action in Mexico, one putative class action in Israel and three putative class actions pending in various Provincial Courts in Canada arising out of allegations that airbag inflators manufactured by Takata are defective. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

Product Liability With respect to product liability claims (other than claims relating to the ignition switch recalls discussed above) involving our and General Motors Corporation products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage. We recorded liabilities

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

of $530 million and $531 million in Accrued liabilities and Other liabilities at March 31, 2019 and December 31, 2018 for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2019 to 2024 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on vehicles sold to date was $2.5 billion and $2.4 billion for these guarantees at March 31, 2019 and December 31, 2018, the majority of which relate to the indemnification agreements.

We provide payment guarantees on commercial loans outstanding with third parties such as dealers. In some instances, certain assets of the party or our payables to the party whose debt or performance we have guaranteed may offset, to some degree, the amount of any potential future payments. We are also exposed to residual value guarantees associated with certain sales to rental car companies.

We periodically enter into agreements that incorporate indemnification provisions in the normal course of business. It is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. Insignificant amounts have been recorded for such obligations as the majority of them are not probable or estimable at this time and the fair value of the guarantees at issuance was insignificant. Refer to Note 18 for additional information on our indemnification obligations to Peugeot, S.A. (PSA Group) under the Master Agreement (the Agreement).

Operating Leases Our portfolio of leases consists primarily of real estate office space, manufacturing and warehousing facilities, land and equipment. Certain leases contain escalation clauses and renewal or purchase options, and generally our leases have no residual value guarantees or material covenants. We exclude leases with a term of one year or less from our balance sheet, and do not separate non-lease components from our real estate leases.

Rent expense under operating leases was $86 million in the three months ended March 31, 2019. Variable lease costs were insignificant in the three months ended March 31, 2019. At March 31, 2019 operating lease right of use assets in Other assets were $988 million, operating lease liabilities in Accrued liabilities were $236 million and non-current operating lease liabilities in Other liabilities were $838 million. Operating lease right of use assets obtained in exchange for lease obligations were $122 million in the three months ended March 31, 2019. Our undiscounted future lease obligations related to operating leases having initial terms in excess of one year are $205 million for the nine months ending December 31, 2019 and $240 million, $210 million, $144 million, $131 million and $304 million for the years 2020, 2021, 2022, 2023 and thereafter, with imputed interest of $160 million as of March 31, 2019. The weighted average discount rate was 4.4% and the weighted-average remaining lease term was 5.8 years at March 31, 2019. Payments for operating leases included in Net cash provided by (used in) operating activities were $81 million in the three months ended March 31, 2019. In 2018, we entered into lease agreements for office space with gross future lease obligations of $339 million that will commence at various dates throughout 2019.

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

In the three months ended March 31, 2019 Income tax expense of $137 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by tax benefits related to a release of valuation allowance and benefits from foreign dividends. The effective tax rate is lower than the applicable statutory tax rate due primarily to tax benefits related to a release of valuation allowance and benefits from foreign dividends.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

At March 31, 2019 we had $23.6 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances.

Note 15. Restructuring and Other Initiatives
We have executed various restructuring and other initiatives and we may execute additional initiatives in the future, if necessary, to streamline manufacturing capacity and reduce other costs to improve the utilization of remaining facilities. To the extent these programs involve voluntary separations, a liability is generally recorded at the time offers to employees are accepted. To the extent these programs provide separation benefits in accordance with pre-existing agreements, a liability is recorded once the amount is probable and reasonably estimable. If employees are involuntarily terminated, a liability is generally recorded at the communication date. Related charges are recorded in Automotive and other cost of sales and Automotive and other selling, general and administrative expense. The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended
	March 31, 2019	March 31, 2018
Balance at beginning of period	$1,122	$227
Additions, interest accretion and other	46	455
Payments	(317)	(37)
Revisions to estimates and effect of foreign currency	(21)	(12)
Balance at end of period	$830	$633

In the three months ended March 31, 2019 restructuring and other initiatives primarily included actions related to our announced transformation activities, which includes the unallocation of products to certain manufacturing facilities and other employee separation programs. We recorded charges of $790 million, primarily in GMNA, in the three months ended March 31, 2019 primarily consisting of non-cash accelerated depreciation, not reflected in the table above. These programs have a total cost since inception of $2.1 billion and we expect to incur additional restructuring and other charges in the nine months ending December 31, 2019 that range from $900 million to $1.5 billion, primarily related to employee-related separation charges, supplier-related charges and accelerated depreciation. We incurred $315 million in cash outflows resulting from these restructuring actions in the three months ended March 31, 2019. We expect additional cash outflows related to these activities of approximately $1.5 billion to be substantially complete by the end of 2020.

In the three months ended March 31, 2018 restructuring and other initiatives primarily included the closure of a facility and other restructuring actions in Korea. We recorded charges of $900 million in GMI primarily consisting of $464 million in non-cash asset impairments, not reflected in the table above, and $436 million in employee separation charges, which are reflected in the table above in the three months ended March 31, 2018.

Note 16. Stockholders' Equity and Noncontrolling Interests
We had 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance and 1.4 billion shares of common stock issued and outstanding at March 31, 2019 and December 31, 2018. Our total dividends paid on common stock were $539 million and $536 million in the three months ended March 31, 2019 and 2018.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended
	March 31, 2019	March 31, 2018
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,250)	$(1,606)
Other comprehensive income and noncontrolling interests, net of reclassification adjustment, tax and impact of adoption of accounting standards(a)(b)(c)	125	108
Balance at end of period	$(2,125)	$(1,498)

Defined Benefit Plans
Balance at beginning of period	$(6,737)	$(6,398)
Other comprehensive loss before reclassification adjustment, net of tax and impact of adoption of accounting standards(b)(c)	(1)	(170)
Reclassification adjustment, net of tax(b)	37	44
Other comprehensive income (loss), net of tax and impact of adoption of accounting standards(b)(c)	36	(126)
Balance at end of period	$(6,701)	$(6,524)
__________

(a)	The noncontrolling interests and reclassification adjustment were insignificant in the three months ended March 31, 2019 and 2018.

(b)	The income tax effect was insignificant in the three months ended March 31, 2019 and 2018.

(c)	Refer to our 2018 Form 10-K for additional information on adoption of accounting standards in 2018.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 17. Earnings Per Share

	Three Months Ended
	March 31, 2019	March 31, 2018
Basic earnings per share
Income from continuing operations(a)	$2,157	$1,116
Less: cumulative dividends on subsidiary preferred stock	(38)	(14)
Income from continuing operations attributable to common stockholders	2,119	1,102
Loss from discontinued operations, net of tax	—	70
Net income attributable to common stockholders	$2,119	$1,032

Weighted-average common shares outstanding	1,417	1,408

Basic earnings per common share – continuing operations	$1.50	$0.78
Basic loss per common share – discontinued operations	$—	$0.05
Basic earnings per common share	$1.50	$0.73
Diluted earnings per share
Income from continuing operations attributable to common stockholders – diluted(a)	$2,119	$1,102
Loss from discontinued operations, net of tax – diluted	$—	$70
Net income attributable to common stockholders – diluted	$2,119	$1,032

Weighted-average common shares outstanding – basic	1,417	1,408
Dilutive effect of warrants and awards under stock incentive plans	19	22
Weighted-average common shares outstanding – diluted	1,436	1,430

Diluted earnings per common share – continuing operations	$1.48	$0.77
Diluted loss per common share – discontinued operations	$—	$0.05
Diluted earnings per common share	$1.48	$0.72
Potentially dilutive securities(b)	8	4
__________

(a)	Net of Net loss attributable to noncontrolling interests.

(b)
Potentially dilutive securities attributable to outstanding stock options and Restricted Stock Units (RSUs) were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

Note 18. Discontinued Operations
On July 31, 2017 we closed the sale of the Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business) to PSA Group. On October 31, 2017 we closed the sale of the European financing subsidiaries and branches (the Fincos, and together with the Opel/Vauxhall Business, the European Business) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. Our wholly owned subsidiary (the Seller) agreed to indemnify PSA Group for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Agreement and for certain other liabilities including certain emissions and product liabilities. The Company entered into a guarantee for the benefit of PSA Group and pursuant to which the Company agreed to guarantee the Seller's obligation to indemnify PSA Group. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments.

Although the sale reduced our new vehicle presence in Europe, we may still be impacted by actions taken by regulators related to vehicles sold before the sale. In Germany, the Kraftfahrt-Bundesamt (KBA) issued an order in October 2018, which would convert Opel’s existing voluntary recall of certain vehicles into a mandatory recall for allegedly failing to comply with certain emissions regulations. In addition, at the KBA's request, the German authorities re-opened a separate criminal investigation that had previously been closed with no action. Opel is challenging the mandatory recall order of the KBA in court on the grounds that the emission control systems contained in the subject vehicles have at all times complied with the regulations in place when the vehicles were manufactured, tested, approved and sold.

In 2017 and 2018, Opel initiated a voluntarily recall/service campaign for many of these vehicles and such voluntary actions remain ongoing while Opel’s challenge of the mandatory recall remains pending. Opel’s voluntary recall and service actions have been undertaken at its own expense, and this expense should not be transferred to the Seller because it was accounted for at the

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

time of the sale. However, the Seller may be obligated to indemnify PSA Group for certain additional expenses resulting from any mandatory recall that might be ordered to be implemented, as well as related potential litigation costs, settlements, judgments and potential fines. We are unable to estimate any reasonably possible loss or range of loss that may result from this matter.

We continue to purchase from and supply to PSA Group certain vehicles, parts and engineering services for a period of time following closing. Total net sales and revenue of $427 million and $607 million and purchases and expenses of $192 million and $476 million related to transactions with the Opel/Vauxhall Business were included in continuing operations during the three months ended March 31, 2019 and 2018. Cash payments of $279 million and $426 million and cash receipts of $581 million and $811 million were recorded in Net cash provided by (used in) operating activities related to transactions with the Opel/Vauxhall Business during the three months ended March 31, 2019 and 2018.

Note 19. Segment Reporting

We report segment information consistent with the way the chief operating decision maker evaluates the operating results and performance of the Company. As a result of the growing importance of our autonomous vehicle operations, we moved these operations from Corporate to GM Cruise and began presenting GM Cruise as a new reportable segment in the three months ended June 30, 2018. Our GMNA, GMI and GM Financial reportable segments were not significantly impacted. All periods presented have been recast to reflect the changes.

We analyze the results of our business through the following reportable segments: GMNA, GMI, GM Cruise and GM Financial. The chief operating decision maker evaluates the operating results and performance of our automotive segments and GM Cruise through earnings before interest and taxes (EBIT)-adjusted, which is presented net of noncontrolling interests. The chief operating decision maker evaluates GM Financial through earnings before income taxes (EBT)-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategic initiatives. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles attract customers to dealer showrooms and help maintain sales volumes for other, more profitable vehicles and contribute towards meeting required fuel efficiency standards. As a result of these and other factors, we do not manage our business on an individual brand or vehicle basis.

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

Our automotive operations' interest income and interest expense, Maven, legacy costs from the Opel/Vauxhall Business (primarily pension costs), corporate expenditures and certain nonsegment-specific revenues and expenses are recorded centrally in Corporate. Corporate assets consist primarily of cash and cash equivalents, marketable securities, our investment in Lyft, PSA warrants, Maven vehicles and intercompany balances. Retained net underfunded pension liabilities related to the European Business are also recorded in Corporate. All intersegment balances and transactions have been eliminated in consolidation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following tables summarize key financial information by segment:

	At and For the Three Months Ended March 31, 2019
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$27,365	$3,850	$46		$31,261	$25	$3,620	$(28)	$34,878
Earnings (loss) before interest and taxes-adjusted	$1,896	$31	$206		$2,133	$(169)	$359	$(13)	$2,310
Adjustments(a)	$(783)	$850	$—		$67	$—	$—	$—	67
Automotive interest income									98
Automotive interest expense									(181)
Net (loss) attributable to noncontrolling interests									(12)
Income before income taxes									2,282
Income tax expense									(137)
Income from continuing operations									2,145
Net loss attributable to noncontrolling interests									12
Net income attributable to stockholders									$2,157

Equity in net assets of nonconsolidated affiliates	$80	$6,739	$18	$—	$6,837	$—	$1,429	$—	$8,266
Goodwill and intangibles	$2,572	$918	$1	$—	$3,491	$670	$1,357	$—	$5,518
Total assets	$112,455	$27,580	$27,937	$(47,899)	$120,073	$3,228	$111,220	$(1,389)	$233,132
Depreciation and amortization	$2,069	$127	$12	$—	$2,208	$2	$1,899	$—	$4,109
Impairment charges	$7	$—	$—	$—	$7	$—	$—	$—	$7
Equity income	$2	$374	$(7)	$—	$369	$—	$45	$—	$414
__________

(a)
Consists of restructuring and other charges related to transformation activities of $790 million, primarily in GMNA and a benefit of $857 million related to the retrospective recoveries of indirect taxes in Brazil in GMI.

	At and For the Three Months Ended March 31, 2018
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Cruise	GM Financial	Eliminations	Total
Net sales and revenue	$27,818	$4,848	$49		$32,715	$—	$3,411	$(27)	$36,099
Earnings (loss) before interest and taxes-adjusted	$2,233	$189	$(93)		$2,329	$(166)	$443	$4	$2,610
Adjustments(a)	$—	$(942)	$—		$(942)	$—	$—	$—	(942)
Automotive interest income									64
Automotive interest expense									(150)
Net (loss) attributable to noncontrolling interests									(6)
Income before income taxes									1,576
Income tax expense									(466)
Income from continuing operations									1,110
Loss from discontinued operations, net of tax									(70)
Net loss attributable to noncontrolling interests									6
Net income attributable to stockholders									$1,046

Equity in net assets of nonconsolidated affiliates	$77	$8,525	$—	$—	$8,602	$—	$1,281	$—	$9,883
Goodwill and intangibles	$2,768	$964	$10	$—	$3,742	$679	$1,369	$—	$5,790
Total assets	$101,265	$28,981	$26,204	$(38,354)	$118,096	$680	$101,210	$(1,260)	$218,726
Depreciation and amortization	$1,109	$153	$11	$—	$1,273	$1	$1,823	$—	$3,097
Impairment charges	$25	$459	$—	$—	$484	$—	$—	$—	$484
Equity income	$2	$594	$—	$—	$596	$—	$52	$—	$648
__________

(a)	Consists of charges related to restructuring actions in Korea in GMI.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the audited consolidated financial statements and notes thereto included in our 2018 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our 2018 Form 10-K for a discussion of these risks and uncertainties. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions.

Non-GAAP Measures Unless otherwise indicated, our non-GAAP measures discussed in this MD&A are related to our continuing operations and not our discontinued operations. Our non-GAAP measures include: EBIT-adjusted, presented net of noncontrolling interests; earnings before taxes (EBT)-adjusted for our GM Financial segment; EPS-diluted-adjusted; effective tax rate-adjusted (ETR-adjusted); return on invested capital-adjusted (ROIC-adjusted) and adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

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

EBIT-adjusted EBIT-adjusted is presented net of noncontrolling interests and is used by management and can be used by investors to review our consolidated operating results because it excludes automotive interest income, automotive interest expense and income taxes as well as certain additional adjustments that are not considered part of our core operations. Examples of adjustments to EBIT include but are not limited to impairment charges on long-lived assets and other exit costs resulting from strategic shifts in our operations or discrete market and business conditions; costs arising from the ignition switch recall and related legal matters; and certain currency devaluations associated with hyperinflationary economies. For EBIT-adjusted and our other non-GAAP measures, once we have made an adjustment in the current period for an item, we will also adjust the related non-GAAP measure in any future periods in which there is an impact from the item. Our corresponding measure for our GM Financial segment is EBT-adjusted.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,
	2019	2018	2018	2017	2018	2017	2018	2017
Net income (loss) attributable to stockholders	$2,157	$1,046	$2,044	$(5,151)	$2,534	$(2,981)	$2,390	$1,660
Loss from discontinued operations, net of tax	—	70	—	277	—	3,096	—	770
Income tax expense (benefit)	137	466	(611)	7,896	100	2,316	519	534
Automotive interest expense	181	150	185	145	161	151	159	132
Automotive interest income	(98)	(64)	(117)	(82)	(82)	(59)	(72)	(68)
Adjustments
Transformation activities(a)	790	—	1,327	—	—	—	—	—
GM Brazil indirect tax recoveries(b)	(857)	—	—	—	—	—	—	—
GMI restructuring(c)	—	942	—	—	—	—	196	540
Ignition switch recall and related legal matters(d)	—	—	—	—	440	—	—	114
Total adjustments	(67)	942	1,327	—	440	—	196	654
EBIT-adjusted	$2,310	$2,610	$2,828	$3,085	$3,153	$2,523	$3,192	$3,682
_________

(a)
These adjustments were excluded because of a strategic decision to accelerate our transformation for the future to strengthen our core business, capitalize on the future of personal mobility and drive significant cost efficiencies. The adjustments primarily consist of accelerated depreciation in the three months ended March 31, 2019 and employee separation charges and accelerated depreciation in the three months ended December 31, 2018.

(b)	This adjustment was excluded because of the unique event associated with a decision rendered by the Superior Judicial Court of Brazil resulting in retrospective recoveries of indirect taxes.

(c)
These adjustments were excluded because of a strategic decision to rationalize our core operations by exiting or significantly reducing our presence in various international markets to focus resources on opportunities expected to deliver higher returns. The adjustments in the three months ended March 31, 2018 and June 30, 2018 primarily consist of asset impairments and employee separation costs in Korea. The adjustment in the three months ended June 30, 2017 primarily consists of asset impairments and other restructuring actions in India, South Africa and Venezuela.

(d)	These adjustments were excluded because of the unique events associated with the ignition switch recall, which included various investigations, inquiries and complaints from constituents.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended
	March 31, 2019		March 31, 2018
	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$2,119	$1.48	$1,032	$0.72
Diluted loss per common share – discontinued operations	—	—	70	0.05
Adjustments(a)	(67)	(0.05)	942	0.66
Tax effect on adjustment(b)	(32)	(0.02)	—	—
EPS-diluted-adjusted	$2,020	$1.41	$2,044	$1.43
________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for the details of each individual adjustment.

(b)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended
	March 31, 2019			March 31, 2018
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$2,282	$137	6.0%	$1,576	$466	29.6%
Adjustments(a)(b)	(67)	32		942	—
ETR-adjusted	$2,215	$169	7.6%	$2,518	$466	18.5%
________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for adjustment details.

(b)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	March 31, 2019	March 31, 2018
Net income (loss) attributable to stockholders	$9.1	$(5.4)
Average equity(a)	$39.3	$39.3
ROE	23.2%	(13.8)%
__________

(a)	Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income (loss) attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	March 31, 2019	March 31, 2018
EBIT-adjusted(a)	$11.5	$11.9
Average equity(b)	$39.3	$39.3
Add: Average automotive debt and interest liabilities (excluding capital leases)	14.4	12.7
Add: Average automotive net pension & OPEB liability	17.5	20.6
Less: Average automotive and other net income tax asset	(22.9)	(26.9)
ROIC-adjusted average net assets	$48.3	$45.7
ROIC-adjusted	23.8%	26.0%
__________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A.

(b)	Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

Overview Our management team has adopted a strategic plan to transform GM into the world's most valued automotive company. Our plan includes several major initiatives that we anticipate will redefine the future of personal mobility and advance our vision of zero crashes, zero emissions, zero congestion while also strengthening the core of our business: earning customers for life by delivering winning vehicles, leading the industry in quality and safety and improving the customer ownership experience; leading in technology and innovation, including electrification, autonomous vehicles and data connectivity; growing our brands; making tough, strategic decisions about which markets and products in which we will invest and compete; building profitable adjacent businesses and targeting 10% core margins on an EBIT-adjusted basis.

For the year ending December 31, 2019 we expect EPS-diluted of between $5.96 and $6.79 and EPS-diluted-adjusted of between $6.50 and $7.00. The following table reconciles expected EPS-diluted under U.S. GAAP to expected EPS-diluted-adjusted and includes the future impact of any currently expected adjustments:

Year Ending December 31, 2019
Diluted earnings per common share	$ 5.96-6.79
Adjustment - transformation activities	1.17-1.58
Adjustment - GM Brazil indirect tax recoveries	(0.97)
Tax effect on adjustments(a)	(0.07)-0.01
EPS-diluted-adjusted	$ 6.50-7.00
__________

(a)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

We face continuing market, operating and regulatory challenges in a number of countries across the globe due to, among other factors, weak economic conditions, competitive pressures, our product portfolio offerings, heightened emissions standards, foreign exchange volatility, rising materials prices, trade policy and political uncertainty. As a result of these conditions, we continue to strategically assess our performance and ability to achieve acceptable returns on our invested capital, as well as our cost structure in order to maintain a low breakeven point. Refer to Item 1A. Risk Factors of our 2018 Form 10-K for a discussion on these challenges.

In November 2018 we announced plans to accelerate steps to improve our overall business performance including the reorganization of global product development staffs, the realignment of manufacturing capacity in response to market-related volume declines in passenger cars and a reduction of our salaried workforce. We expect these transformation activities to drive approximately $6.0 billion of annual cash savings by the end of 2020, resulting from reductions in Automotive and other cost of sales in our condensed consolidated financial statements, as well as reduced capital expenditures. We expect to meet our target of approximately $4.5 billion of cost savings, to be achieved through staffing, manufacturing and product initiatives. As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These additional actions could give rise to future asset impairments or other charges which may have a material impact on our results of operations. We have recorded cumulative charges of $2.1 billion related to these plans, including $0.8 billion in the three months ended March 31, 2019, and expect to record additional charges of $0.9 billion to $1.5 billion in the nine months

GENERAL MOTORS COMPANY AND SUBSIDIARIES

ending December 31, 2019. These charges are primarily considered special for EBIT-adjusted, EPS diluted-adjusted, and adjusted automotive free cash flow purposes.

GMNA Industry sales in North America were 5.0 million units in the three months ended March 31, 2019, representing a decrease of 2.1% compared to the corresponding period in 2018. U.S. industry sales were 4.1 million units in the three months ended March 31, 2019 and we expect industry unit sales of approximately 17 million for the full year.

Our total vehicle sales in the U.S., our largest market in North America, totaled 0.7 million units for market share of 16.1% in the three months ended March 31, 2019, representing a decrease of 0.9 percentage points compared to the corresponding period in 2018. We continue to lead the U.S. industry in market share.

We estimate GMNA's breakeven point at the U.S. industry level to be in the range of 10.0 million to 11.0 million units. We expect to sustain a strong EBIT-adjusted margin in 2019 on continued strength of the U.S. industry light vehicle sales, favorable vehicle mix and continued focus on overall cost savings, partially offset by higher costs associated with commodities and tariffs, as well as pricing pressures.

The UAW contract ratified in November 2015 expires in September 2019. For discussion of the risks related to a significant labor disruption at one of our facilities, refer to Item 1A. Risk Factors of our 2018 Form 10-K.

GMI Industry sales in China were 6.1 million units in the three months ended March 31, 2019 representing a 6.5% decrease compared to the corresponding period in 2018. Our total vehicle sales in China were 0.8 million units for a market share of 13.3% in the three months ended March 31, 2019, representing a decrease of 1.8 percentage points compared to the corresponding period in 2018. Buick, Chevrolet, Cadillac, Baojun and Wuling sales were softer amid a continued weak automotive industry since the second half of 2018. Additionally, Baojun and Wuling sales were impacted by unfavorable market shifts in vehicle segments. Our Automotive China JVs generated equity income of $0.4 billion in the three months ended March 31, 2019. We expect 2019 industry sales to remain relatively flat with a continuation of pricing pressures, a more challenging regulatory environment related to emissions, fuel consumption and new energy vehicles as well as a weaker Chinese Yuan against the U.S. Dollar, which will continue to put pressure on our operations in China. While we expect China equity income to be moderately down in 2019, we expect to sustain strong China equity income by focusing on improvements in vehicle mix, cost efficiencies and adjacencies.

Outside of China, industry sales were 6.7 million units in the three months ended March 31, 2019, representing a decrease of 1.1% compared to the corresponding period in 2018, due primarily to decreased sales in Argentina and Australia. Our total vehicle sales were 0.3 million units for a market share of 4.3% in the three months ended March 31, 2019, representing an increase of 0.1 percentage points compared to the corresponding period in 2018.

GM Cruise We are actively testing our autonomous vehicles in the U.S. Gated by safety and regulation, we continue to make rapid progress towards commercialization of a network of on-demand autonomous vehicles in the U.S.

Corporate The ignition switch recall has led to various inquiries, investigations, subpoenas, requests for information and complaints from agencies or other representatives of U.S. federal, state and Canadian governments. In addition, these and other recalls have resulted in a number of claims and lawsuits. Such lawsuits and investigations could result in the imposition of material damages, fines, civil consent orders, civil and criminal penalties or other remedies. Refer to Note 13 to our condensed consolidated financial statements for additional information.

Contingently Issuable Shares  Under the Amended and Restated Master Sale and Purchase Agreement between us and MLC, GM may be obligated to issue Adjustment Shares of our common stock if allowed general unsecured claims against the GUC Trust, as estimated by the Bankruptcy Court, exceed $35.0 billion. Refer to Note 13 to our condensed consolidated financial statements for a description of the contingently issuable Adjustment Shares.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government, and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the three months ended March 31, 2019, 34.0% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended
	March 31, 2019		March 31, 2018
GMNA	859	78.4%	893	77.0%
GMI	236	21.6%	266	23.0%
Total	1,095	100.0%	1,159	100.0%

Total vehicle sales data represents: (1) retail sales (i.e., sales to consumers who purchase new vehicles from dealers or distributors); (2) fleet sales, such as sales to large and small businesses, governments, and daily rental car companies; and (3) vehicles used by dealers in their businesses, including courtesy transportation vehicles. Total vehicle sales data includes all sales by joint ventures on a total vehicle basis, not based on our percentage ownership interest in the joint venture. Certain joint venture agreements in China allow for the contractual right to report vehicle sales of non-GM trademarked vehicles by those joint ventures, which are included in the total vehicle sales we report for China. While total vehicle sales data does not correlate directly to the revenue we recognize during a particular period, we believe it is indicative of the underlying demand for our vehicles. Total vehicle sales data represents management's good faith estimate based on sales reported by GM's dealers, distributors, and joint ventures, commercially available data sources such as registration and insurance data, and internal estimates and forecasts when other data is not available.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes total industry vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended
	March 31, 2019			March 31, 2018
	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,127	666	16.1%	4,202	716	17.0%
Other	836	109	13.1%	865	111	12.9%
Total North America	4,963	775	15.6%	5,067	827	16.3%
Asia/Pacific, Middle East and Africa
China(a)	6,122	814	13.3%	6,548	986	15.1%
Other	5,685	133	2.4%	5,678	115	2.0%
Total Asia/Pacific, Middle East and Africa	11,807	947	8.0%	12,226	1,101	9.0%
South America
Brazil	607	106	17.5%	545	92	16.8%
Other	396	50	12.4%	540	76	14.0%
Total South America	1,003	156	15.5%	1,085	168	15.5%
Total in GM markets	17,773	1,878	10.6%	18,378	2,096	11.4%
Total Europe	4,779	1	—%	5,113	1	—%
Total Worldwide(b)	22,552	1,879	8.3%	23,491	2,097	8.9%
United States
Cars	1,241	116	9.4%	1,348	146	10.9%
Trucks(c)	976	273	28.0%	939	300	31.9%
Crossovers(c)	1,910	277	14.5%	1,915	270	14.1%
Total United States	4,127	666	16.1%	4,202	716	17.0%
China(a)
SGMS		382			457
SGMW and FAW-GM		432			529
Total China	6,122	814	13.3%	6,548	986	15.1%
__________

(a)	Includes sales by the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC GM Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM).

(b)	Cuba, Iran, North Korea, Sudan and Syria are subject to broad economic sanctions. Accordingly these countries are excluded from industry sales data and corresponding calculation of market share.

(c)	Certain industry vehicles have been reclassified between these vehicle segments. GM vehicles were not impacted by this change. The prior period has been recast to reflect the changes.

In the three months ended March 31, 2019 we estimate we had the number one market share in each of North America and South America, and the number four market share in the Asia/Pacific, Middle East and Africa region, which included the number two market share in China.

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
GMNA	191	188
GMI	92	75
Total fleet sales	283	263

Fleet sales as a percentage of total vehicle sales	15.1%	12.6%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. The expansion of GM Financial's leasing program results in increased exposure to residual values, which are heavily dependent on used vehicle prices. Used vehicle prices for the three months ended March 31, 2019 decreased slightly compared to the same period in 2018. We expect used vehicle prices to decrease between 4% and 5% in 2019 compared to 2018, due primarily to continued increases in the industry supply of used vehicles as well as increases in GM Financial's off-lease vehicles. The following table summarizes the estimated residual value as well as the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	March 31, 2019			December 31, 2018
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Cars	$4,567	347	20.5%	$4,884	379	22.3%
Trucks	7,134	290	17.2%	7,299	296	17.4%
Crossovers	15,457	939	55.7%	15,057	917	53.8%
SUVs	4,074	111	6.6%	4,160	111	6.5%
Total	$31,232	1,687	100.0%	$31,400	1,703	100.0%

GM Financial's retail penetration in the U.S. increased to approximately 53% in the three months ended March 31, 2019 from approximately 45% in the corresponding period in 2018, due primarily to further alignment with GM and greater dealer engagement. GM Financial's prime loan originations as a percentage of total loan originations in North America increased to 74% in the three months ended March 31, 2019 from 66% in the corresponding period in 2018. In the three months ended March 31, 2019 GM Financial's revenue consisted of leased vehicle income of 69%, retail finance charge income of 23% and commercial finance charge income of 5%.

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

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	March 31, 2019	March 31, 2018			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$27,365	$27,818	$(453)	(1.6)%	$(1.0)	$0.4	$0.2	$(0.1)
GMI	3,850	4,848	(998)	(20.6)%	$(0.5)	$(0.3)	$0.1	$(0.3)
Corporate	46	49	(3)	(6.1)%				$—
Automotive	31,261	32,715	(1,454)	(4.4)%	$(1.5)	$0.1	$0.3	$(0.4)
GM Cruise	25	—	25	n.m.				$—
GM Financial	3,620	3,411	209	6.1%				$0.2
Eliminations	(28)	(27)	(1)	(3.7)%		$—		$—
Total net sales and revenue	$34,878	$36,099	$(1,221)	(3.4)%	$(1.5)	$0.1	$0.3	$(0.2)
________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	March 31, 2019	March 31, 2018			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$24,971	$24,294	$(677)	(2.8)%	$0.7	$(0.5)	$(1.1)	$0.2
GMI	3,029	5,772	2,743	47.5%	$0.4	$0.1	$2.1	$0.2
Corporate	35	(5)	(40)	n.m.		$—	$—	$—
GM Cruise	195	148	(47)	(31.8)%			$—
Eliminations	(1)	(25)	(24)	(96.0)%		$—	$—
Total automotive and other cost of sales	$28,229	$30,184	$1,955	6.5%	$1.1	$(0.4)	$0.9	$0.4
________
n.m. = not meaningful

In the three months ended March 31, 2019 favorable Cost was due primarily to: (1) charges of $0.9 billion primarily related to asset impairments and employee separation charges in Korea in 2018; (2) a benefit of $0.9 billion related to the retrospective recoveries of indirect taxes in Brazil; (3) decreased engineering costs of $0.3 billion; and (4) favorable material performance of $0.2 billion related to carryover vehicles; partially offset by (5) charges of $0.8 billion primarily related to accelerated depreciation resulting from the transformation activities; (6) increased material cost of $0.4 billion related to vehicles launched within the last twelve months incorporating significant exterior and/or interior changes (Majors); and (7) increased raw material and freight costs related to carryover vehicles of $0.2 billion. In the three months ended March 31, 2019 favorable Other was due to the foreign currency effect resulting from the weakening of the Brazilian Real and other currencies against the U.S. Dollar.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2019	March 31, 2018		%
Interest income and other non-operating income, net	$805	$549	$256	46.6%

In the three months ended March 31, 2019 Interest income and other non-operating income, net increased due primarily to favorable revaluation of investments of $0.3 billion, partially offset by decreased non-service pension and OPEB income of $0.2 billion.

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2019	March 31, 2018		%
Income tax expense	$137	$466	$329	70.6%

In the three months ended March 31, 2019 Income tax expense decreased due primarily to tax benefits related to a release of valuation allowance and benefits from foreign dividends.

GM North America

	Three Months Ended		Favorable / (Unfavorable)%		Variance Due To
	March 31, 2019	March 31, 2018			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$27,365	$27,818	$(453)	(1.6)%	$(1.0)	$0.4	$0.2		$(0.1)
EBIT-adjusted	$1,896	$2,233	$(337)	(15.1)%	$(0.3)	$—	$0.2	$(0.3)	$0.1
EBIT-adjusted margin	6.9%	8.0%	(1.1)%
	(Vehicles in thousands)
Wholesale vehicle sales	859	893	(34)	(3.8)%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMNA Total Net Sales and Revenue In the three months ended March 31, 2019 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes due to a decrease in sales of passenger cars, fleet vehicles and full-size SUVs due to planned downtime, partially offset by an increase in sales of crossover vehicles and full-size pickup trucks; partially offset by (2) favorable mix associated with an increase in sales of full-size pickup trucks and a decrease in sales of passenger cars, partially offset by a decrease in sales of full-size SUVs; and (3) favorable pricing for Majors of $0.4 billion, partially offset by unfavorable pricing for carryover vehicles of $0.2 billion.

GMNA EBIT-Adjusted In the three months ended March 31, 2019 EBIT-adjusted decreased due primarily to: (1) unfavorable Cost due to increased vehicle content for Majors of $0.4 billion and increased raw material and freight costs of $0.2 billion related to carryover vehicles, partially offset by decreased other costs of $0.2 billion primarily engineering and favorable materials performance of $0.1 billion related to carryover vehicles; and (2) decreased net wholesale volumes; partially offset by (3) favorable pricing.

GM International

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	March 31, 2019	March 31, 2018		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$3,850	$4,848	$(998)	(20.6)%	$(0.5)	$(0.3)	$0.1		$(0.3)
EBIT-adjusted	$31	$189	$(158)	(83.6)%	$(0.1)	$(0.3)	$0.1	$0.4	$(0.3)
EBIT-adjusted margin	0.8%	3.9%	(3.1)%
Equity income — Automotive China	$376	$597	$(221)	(37.0)%
EBIT (loss)-adjusted — excluding Equity income	$(345)	$(408)	$63	15.4%
	(Vehicles in thousands)
Wholesale vehicle sales	236	266	(30)	(11.3)%

(Vehicles in thousands)
The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the three months ended March 31, 2019 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes in Argentina primarily driven by lower industry volumes; (2) unfavorable mix due primarily to increased sales of the Chevrolet Onix in Brazil and decreased sales of SUVs in the Middle East; and (3) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Brazilian Real and Argentine Peso against the U.S. Dollar.

GMI EBIT-Adjusted In the three months ended March 31, 2019 EBIT-adjusted decreased due primarily to: (1) unfavorable mix; (2) unfavorable Other due primarily to decreased equity income and the foreign currency effect resulting from the weakening of the Argentine Peso against the U.S. Dollar; partially offset by (3) favorable fixed cost in Australia and Korea.

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

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Wholesale vehicle sales, including vehicles exported to markets outside of China	856	1,066
Total net sales and revenue	$10,146	$13,719
Net income	$767	$1,177

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Cruise

	Three Months Ended		Favorable / (Unfavorable)%
	March 31, 2019	March 31, 2018
Total net sales and revenue(a)	$25	$—	$25	n.m.
EBIT (loss)-adjusted	$(169)	$(166)	$(3)	(1.8)%
__________
n.m. = not meaningful

(a)	Reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three months ended March 31, 2019.

GM Financial

	Three Months Ended		Increase / (Decrease)%
	March 31, 2019	March 31, 2018
Total revenue	$3,620	$3,411	$209	6.1%
Provision for loan losses	$175	$136	$39	28.7%
EBT-adjusted	$359	$443	$(84)	(19.0)%
Average debt outstanding (dollars in billions)	$92.3	$81.5	$10.8	13.2%
Effective rate of interest paid	4.2%	3.6%	0.6%

GM Financial Revenue In the three months ended March 31, 2019 Total revenue increased due primarily to increased finance charge income of $0.1 billion due to an increase in the average balance in the retail and commercial finance receivables portfolios.

GM Financial EBT-Adjusted In the three months ended March 31, 2019 EBT-adjusted decreased due primarily to increased interest expense of $0.2 billion due to an increase in average balance of debt outstanding as well as an increase in the effective rate of interest on debt.

Liquidity and Capital Resources We believe that our current level of cash and cash equivalents, marketable securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward which we plan to fund through total available liquidity and cash flows generated from operations and future debt issuances. We also maintain access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on the three objectives of our capital allocation program: (1) reinvest in our business at an average target ROIC-adjusted rate of 20% or greater, (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18 billion, and (3) return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors, not less than once annually.

Our known future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $8.0 to $9.0 billion in 2019 as well as payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls, the settlements of the multi-district litigation and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (4) dividend payments on our common stock that are declared by our Board of Directors; and (5) payments to purchase shares of our common stock authorized by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and the "Risk Factors" section of our 2018 Form 10-K, some of which are outside of our control.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In January 2017 we announced that our Board of Directors had authorized the purchase of up to $5.0 billion of our common stock with no expiration date as part of our common stock repurchase program. We have completed $1.6 billion of the $5.0 billion program through March 31, 2019.

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable securities and funds available under credit facilities. The amount of available liquidity is subject to seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. We have not significantly changed the management of our liquidity, including our allocation of available liquidity, our portfolio composition and our investment guidelines since December 31, 2018. Refer to the "Liquidity and Capital Resources" section of MD&A in our 2018 Form 10-K.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our credit facilities totaled $19.5 billion and $16.5 billion at March 31, 2019 and December 31, 2018. GM Financial has exclusive use of our 364–day $2.0 billion credit facility. Total automotive credit under the facilities was $17.5 billion and $14.5 billion at March 31, 2019 and December 31, 2018. In January 2019 we executed a new three-year unsecured revolving credit facility with an initial borrowing capacity of $3.0 billion, reducing to $2.0 billion in July 2020. The facility is to fund costs related to the transformation activities announced in November 2018 and to provide additional financial flexibility. In the three months ended March 31, 2019, we borrowed $0.4 billion against this facility to support transformation related disbursements. We did not have any borrowings against our other facilities at March 31, 2019 and December 31, 2018. In April 2019 we renewed our 364–day $2.0 billion credit facility for an additional 364-day term.

We had letters of credit outstanding under our sub-facility of $0.3 billion at March 31, 2019 and December 31, 2018. GM Financial had access to our revolving credit facilities, except for the $3.0 billion facility executed in January 2019, but did not have borrowings outstanding under them at March 31, 2019 and December 31, 2018. We had intercompany loans from GM Financial of $0.6 billion at March 31, 2019 and December 31, 2018, which consisted primarily of commercial loans to dealers we consolidate, and we had no intercompany loans to GM Financial. Refer to Note 4 of our condensed consolidated financial statements for additional information.

The following table summarizes our available liquidity (dollars in billions):

	March 31, 2019	December 31, 2018
Automotive cash and cash equivalents	$9.8	$13.7
Marketable securities	6.0	6.0
Automotive cash, cash equivalents and marketable securities(a)(b)	15.8	19.6
GM Cruise cash and cash equivalents(c)	2.1	2.3
Available liquidity	17.9	21.9
Available under credit facilities	16.8	14.2
Total available liquidity(a)	$34.7	$36.1
__________

(a)	Amounts do not add due to rounding.

(b)	Includes $0.5 billion and $0.6 billion that is designated exclusively to fund capital expenditures in GM Korea at March 31, 2019 and December 31, 2018.

(c)	Amounts are designated exclusively for the use of GM Cruise and do not include $0.1 billion of GM Cruise's investment in GM Stock at March 31, 2019 and December 31, 2018.

The following table summarizes the changes in our Automotive available liquidity (excluding GM Cruise, dollars in billions):

Three Months Ended March 31, 2019
Operating cash flow	$(2.2)
Capital expenditures	(2.0)
Dividends paid	(0.6)
Borrowings against credit facilities	0.4
Other non-operating	0.5
Increase in available credit facilities	2.6
Total change in automotive available liquidity	$(1.3)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Cash Flow (Dollars in billions)

	Three Months Ended		Change
	March 31, 2019	March 31, 2018
Operating Activities
Income from continuing operations	$2.0	$0.9	$1.1
Depreciation, amortization and impairment charges	2.2	1.8	0.4
Pension and OPEB activities	(0.4)	(0.7)	0.3
Working capital	(3.4)	(2.0)	(1.4)
Accrued and other liabilities and income taxes	(1.1)	(0.1)	(1.0)
Other	(1.5)	(1.0)	(0.5)
Net automotive cash used in operating activities	$(2.2)	$(1.1)	$(1.1)

In the three months ended March 31, 2019 the increase in Net automotive cash used in operating activities was due primarily to unfavorable working capital due primarily to unfavorable accounts receivable and other timing items, partially offset by favorable rental car activity of $0.4 billion due to a decrease in units returned from rental car companies.

	Three Months Ended		Change
	March 31, 2019	March 31, 2018
Investing Activities
Capital expenditures	$(2.0)	$(2.2)	$0.2
Acquisitions and liquidations of marketable securities, net	—	1.1	(1.1)
Other	—	(0.2)	0.2
Net automotive cash used in investing activities	$(2.0)	$(1.3)	$(0.7)

	Three Months Ended		Change
	March 31, 2019	March 31, 2018
Financing Activities
Net proceeds from short-term debt	$1.1	$0.6	$0.5
Dividends paid and payments to purchase common stock	(0.6)	(0.6)	—
Issuance of unsecured note payable to SGM	—	1.3	(1.3)
Other	(0.2)	(0.3)	0.1
Net automotive cash provided by financing activities	$0.3	$1.0	$(0.7)

Adjusted Automotive Free Cash Flow

We measure adjusted automotive free cash flow as automotive operating cash flow from continuing operations less capital expenditures adjusted for management actions. For the three months ended March 31, 2019, net automotive cash used in operating activities under U.S. GAAP was $2.2 billion, capital expenditures were $2.0 billion, and an adjustment for management actions related to transformation activities primarily in GMNA was $0.3 billion.

For the three months ended March 31, 2018, net automotive cash used in operating activities under U.S. GAAP was $1.1 billion, capital expenditures were $2.2 billion, and there were no adjustments for management actions.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investor Service and Standard & Poor's. In April 2019 DBRS Limited upgraded our corporate rating and revolving credit facilities rating to BBB (high) from BBB and revised their outlook to Stable from Positive. All other credit ratings remained unchanged since December 31, 2018.

GM Cruise Liquidity The changes in our GM Cruise available liquidity in the three months ended March 31, 2019 were driven by operating cash flow. When GM Cruise's autonomous vehicles are ready for commercial deployment, SoftBank Vision Fund

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(AIV M2) L.P. is obligated to purchase additional GM Cruise convertible preferred shares for $1.35 billion, subject to regulatory approval.

GM Cruise Cash Flow (Dollars in billions)

	Three Months Ended		Change
	March 31, 2019	March 31, 2018
Net cash used in operating activities	$(0.1)	$(0.1)	$—
Net cash provided by financing activities	$—	$0.2	$(0.2)

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

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$5.3	$4.9
Borrowing capacity on unpledged eligible assets	19.7	18.0
Borrowing capacity on committed unsecured lines of credit	0.3	0.3
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$27.3	$25.2

In the three months ended March 31, 2019 available liquidity increased due primarily to an increase in cash and additional capacity on new and renewed secured revolving credit facilities, resulting from the issuance of securitizations and unsecured debt.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at March 31, 2019. Refer to the Automotive Liquidity section of this MD&A for additional details.

GM Financial Cash Flow (Dollars in billions)

	Three Months Ended		Change
	March 31, 2019	March 31, 2018
Net cash provided by operating activities	$2.1	$1.7	$0.4
Net cash used in investing activities	$(1.6)	$(3.6)	$2.0
Net cash provided by financing activities	$0.8	$2.8	$(2.0)

In the three months ended March 31, 2019 Net cash provided by operating activities increased due primarily to an increase in finance charge income and leased vehicle income, partially offset by increased interest expense.

In the three months ended March 31, 2019 Net cash used in investing activities decreased due primarily to: (1) increased collections on finance receivables of $2.8 billion; (2) increased proceeds from the termination of leased vehicles of $0.7 billion; (3) decreased purchases of leased vehicles of $0.7 billion; partially offset by (4) increased purchases of finance receivables of $2.1 billion.

In the three months ended March 31, 2019 Net cash provided by financing activities decreased due primarily to an increase in payments, net of borrowings, of $2.0 billion.

Critical Accounting Estimates The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are

GENERAL MOTORS COMPANY AND SUBSIDIARIES

reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A in our 2018 Form 10-K.

Forward-Looking Statements In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like "aim," “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K, include among others the following: (1) our ability to deliver new products, services and customer experiences in response to increased competition in the automotive industry; (2) our ability to timely fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers; (3) the success of our crossovers, SUVs and full-size pickup trucks; (4) our ability to successfully and cost-effectively restructure our operations in the U.S. and various other countries and initiate additional cost reduction actions with minimal disruption; (5) our ability to reduce the costs associated with the manufacture and sale of electric vehicles and drive increased consumer adoption; (6) unique technological, operational, regulatory, and competitive risks related to the timing and actual commercialization of autonomous vehicles; (7) global automobile market sales volume, which can be volatile; (8) our significant business in China which is subject to unique operational, competitive and regulatory risks as well as economic conditions in China; (9) our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (10) the international scale and footprint of our operations which exposes us to a variety of political, economic and regulatory risks, including the risk of changes in government leadership and laws (including labor, tax and other laws), political instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, changes in foreign exchange rates and interest rates, economic downturns in foreign countries, differing local product preferences and product requirements, compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements and union relationships, differing dealer and franchise regulations and relationships, and difficulties in obtaining financing in foreign countries; (11) any significant disruption at one of our manufacturing facilities could disrupt our production schedule; (12) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (13) prices of raw materials used by us and our suppliers; (14) our highly competitive industry, which is characterized by excess manufacturing capacity and the use of incentives and the introduction of new and improved vehicle models by our competitors; (15) the possibility that competitors may independently develop products and services similar to ours or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (16) our ability to manage risks related to security breaches and other disruptions to our vehicles, information technology networks and systems; (17) our ability to comply with increasingly complex, restrictive, and punitive regulations relating to our enterprise data practices, including the collection, use, sharing, and security of the Personal Identifiable Information of our customers, employees, or suppliers; (18) our ability to comply with extensive laws and regulations applicable to our industry, including those regarding fuel economy and emissions and autonomous vehicles; (19) costs and risks associated with litigation and government investigations; (20) the cost and effect on our reputation of product safety recalls and alleged defects in products and services; (21) any additional tax expense or exposure; (22) our continued ability to develop captive financing capability through GM Financial; and (23) significant increases in our pension expense or projected pension contributions resulting from changes in the value of plan assets or the discount rate applied to value the pension liabilities or mortality or other assumption changes. A further list and description of these risks, uncertainties and other factors can be found in our 2018 Form 10-K and our subsequent filings with the SEC.

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

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Equity Price Risk We are subject to equity price risk due to market price volatility related to our investment in Lyft and PSA warrants. The fair value of investments with exposure to equity price risk was $2.1 billion at March 31, 2019. In March 2019 Lyft

GENERAL MOTORS COMPANY AND SUBSIDIARIES

filed for an initial public offering, which significantly increased the volatility in the fair value of our investment in Lyft. Our investment in Lyft is valued based on the quoted market price, less a discount for transfer restrictions calculated using a put option pricing model, and our investment in PSA warrants is valued based on a Black-Scholes formula. We estimate that a 10% adverse change in quoted security prices in Lyft and PSA Group would impact our investment in Lyft by $0.1 billion and our PSA warrants by $0.1 billion. At April 18, 2019, the closing market price for Lyft common shares (NASDAQ: LYFT) was $58.36, representing a 25.5% decline from the closing market price at March 29, 2019.

Other than as described above, market risks have not changed significantly from those described in Item 7A of our 2018 Form 10-K.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2019. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In 2019 we are enhancing our close, consolidation, planning and reporting processes through the implementation of a suite of new systems and system architectures. This new suite of systems will allow for increased agility, efficiency, and integration of data across the organization. We are using a phased implementation approach in which the first phase, implemented as of January 1, 2019, impacts our forecast and planning processes, inclusive of our year-over-year operating result changes discussed in the MD&A. The second phase, planned for implementation later in 2019, will impact our close, consolidation, financial reporting processes and related internal controls. For additional information refer to the "Risk Factors" section of our 2018 Form 10-K.
*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

Refer to the discussion in the "Litigation-Related Liability and Tax Administrative Matters" section in Note 13 to our condensed consolidated financial statements and the 2018 Form 10-K for information relating to legal proceedings.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2018 Form 10-K.

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended March 31, 2019:

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
January 1, 2019 through January 31, 2019	92,818	$35.13	—	$3.4 billion
February 1, 2019 through February 28, 2019	3,165,388	$38.71	—	$3.4 billion
March 1, 2019 through March 31, 2019	597,176	$38.93	—	$3.4 billion
Total	3,855,382	$38.66	—
__________

(a)
Shares purchased consist of shares retained by us for the payment of the exercise price upon the exercise of warrants and shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs, Performance Stock Units and Restricted Stock Awards relating to compensation plans. Refer to our 2018 Form 10-K for additional details on warrants outstanding and employee stock incentive plans.

(b)	In January 2017 we announced that our Board of Directors had authorized the purchase of up to $5.0 billion of our common stock with no expiration date.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
10.1†
3-Year Revolving Credit Agreement among General Motors Company, the several lenders from time to time parties hereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed on January 14, 2019
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
_________

†
Portions of this exhibit have been omitted under a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and submitted separately to the United States Securities and Exchange Commission.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Controller and Chief Accounting Officer
Date:	April 30, 2019