Form 10-Q
period 2019-06-30
General Motors Co
filed 2019-08-01
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 001-34960

GENERAL MOTORS COMPANY
(Exact name of registrant as specified in its charter)

Delaware			27-0756180
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

300 Renaissance Center,	Detroit,	Michigan	48265	-3000
(Address of principal executive offices)			(Zip Code)

(313) 667-1500
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GM	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 15, 2019 there were 1,427,729,248 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales and revenue
Automotive	$32,425	$33,275	$63,686	$65,966
GM Financial	3,635	3,485	7,252	6,893
Total net sales and revenue (Note 2)	36,060	36,760	70,938	72,859
Costs and expenses
Automotive and other cost of sales	28,327	30,071	56,556	60,255
GM Financial interest, operating and other expenses	3,144	2,996	6,450	6,010
Automotive and other selling, general and administrative expense	2,102	2,216	4,201	4,588
Total costs and expenses	33,573	35,283	67,207	70,853
Operating income	2,487	1,477	3,731	2,006
Automotive interest expense	195	159	376	309
Interest income and other non-operating income, net	364	930	1,169	1,479
Equity income (Note 7)	271	637	685	1,285
Income before income taxes	2,927	2,885	5,209	4,461
Income tax expense (Note 14)	524	519	661	985
Income from continuing operations	2,403	2,366	4,548	3,476
Loss from discontinued operations, net of tax (Note 18)	—	—	—	70
Net income	2,403	2,366	4,548	3,406
Net loss attributable to noncontrolling interests	15	24	27	30
Net income attributable to stockholders	$2,418	$2,390	$4,575	$3,436

Net income attributable to common stockholders	$2,381	$2,375	$4,500	$3,407

Earnings per share (Note 17)
Basic earnings per common share – continuing operations	$1.68	$1.68	$3.17	$2.47
Basic loss per common share – discontinued operations	$—	$—	$—	$0.05

Basic earnings per common share	$1.68	$1.68	$3.17	$2.42
Weighted-average common shares outstanding – basic	1,420	1,410	1,419	1,409

Diluted earnings per common share – continuing operations	$1.66	$1.66	$3.13	$2.43
Diluted loss per common share – discontinued operations	$—	$—	$—	$0.05

Diluted earnings per common share	$1.66	$1.66	$3.13	$2.38
Weighted-average common shares outstanding – diluted	1,438	1,431	1,437	1,430

Dividends declared per common share	$0.38	$0.38	$0.76	$0.76

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$2,403	$2,366	$4,548	$3,406
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	68	(328)	217	(294)
Defined benefit plans	6	234	42	227
Other comprehensive income (loss), net of tax	74	(94)	259	(67)
Comprehensive income	2,477	2,272	4,807	3,339
Comprehensive loss attributable to noncontrolling interests	20	28	37	35
Comprehensive income attributable to stockholders	$2,497	$2,300	$4,844	$3,374

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$17,072	$20,844
Marketable securities (Note 3)	7,049	5,966
Accounts and notes receivable, net	10,362	6,549
GM Financial receivables, net (Note 4; Note 8 at VIEs)	27,925	26,850
Inventories (Note 5)	11,447	9,816
Other current assets (Note 3; Note 8 at VIEs)	7,451	5,268
Total current assets	81,306	75,293
Non-current Assets
GM Financial receivables, net (Note 4; Note 8 at VIEs)	26,264	25,083
Equity in net assets of nonconsolidated affiliates (Note 7)	8,340	9,215
Property, net	38,188	38,758
Goodwill and intangible assets, net	5,457	5,579
Equipment on operating leases, net (Note 6; Note 8 at VIEs)	42,938	43,559
Deferred income taxes	23,987	24,082
Other assets (Note 3; Note 8 at VIEs)	7,257	5,770
Total non-current assets	152,431	152,046
Total Assets	$233,737	$227,339

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$22,717	$22,297
Short-term debt and current portion of long-term debt (Note 9)
Automotive	2,490	935
GM Financial (Note 8 at VIEs)	30,659	30,956
Accrued liabilities	28,428	28,049
Total current liabilities	84,294	82,237
Non-current Liabilities
Long-term debt (Note 9)
Automotive	12,957	13,028
GM Financial (Note 8 at VIEs)	60,455	60,032
Postretirement benefits other than pensions (Note 12)	5,357	5,370
Pensions (Note 12)	10,791	11,538
Other liabilities	12,794	12,357
Total non-current liabilities	102,354	102,325
Total Liabilities	186,648	184,562
Commitments and contingencies (Note 13)
Equity (Note 16)
Common stock, $0.01 par value	14	14
Additional paid-in capital	25,765	25,563
Retained earnings	25,807	22,322
Accumulated other comprehensive loss	(8,770)	(9,039)
Total stockholders’ equity	42,816	38,860
Noncontrolling interests	4,273	3,917
Total Equity	47,089	42,777
Total Liabilities and Equity	$233,737	$227,339

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities
Income from continuing operations	$4,548	$3,476
Depreciation and impairment of Equipment on operating leases, net	3,748	3,723
Depreciation, amortization and impairment charges on Property, net	3,775	2,987
Foreign currency remeasurement and transaction (gains) losses	(178)	106
Undistributed earnings of nonconsolidated affiliates, net	256	710
Pension contributions and OPEB payments	(570)	(932)
Pension and OPEB income, net	(306)	(627)
Provision for deferred taxes	79	586
Change in other operating assets and liabilities	(6,357)	(4,476)
Net cash provided by operating activities	4,995	5,553
Cash flows from investing activities
Expenditures for property	(3,476)	(4,351)
Available-for-sale marketable securities, acquisitions	(2,213)	(1,571)
Available-for-sale marketable securities, liquidations	1,244	2,886
Purchases of finance receivables, net	(13,757)	(10,778)
Principal collections and recoveries on finance receivables	11,708	7,420
Purchases of leased vehicles, net	(8,189)	(9,122)
Proceeds from termination of leased vehicles	6,444	5,303
Other investing activities	99	7
Net cash used in investing activities – continuing operations	(8,140)	(10,206)
Net cash provided by investing activities – discontinued operations	—	166
Net cash used in investing activities	(8,140)	(10,040)
Cash flows from financing activities
Net increase in short-term debt	936	644
Proceeds from issuance of debt (original maturities greater than three months)	20,511	23,157
Payments on debt (original maturities greater than three months)	(20,625)	(18,840)
Proceeds from issuance of subsidiary preferred stock	414	1,261
Dividends paid	(1,184)	(1,104)
Other financing activities	(264)	(463)
Net cash provided by (used in) financing activities	(212)	4,655
Effect of exchange rate changes on cash, cash equivalents and restricted cash	42	(245)
Net decrease in cash, cash equivalents and restricted cash	(3,315)	(77)
Cash, cash equivalents and restricted cash at beginning of period	23,496	17,848
Cash, cash equivalents and restricted cash at end of period	$20,181	$17,771

Significant Non-cash Investing and Financing Activity
Non-cash property additions – continuing operations	$3,026	$4,429

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2018	$14	$25,371	$17,627	$(8,011)	$1,199	$36,200
Adoption of accounting standards	—	—	(1,046)	(98)	—	(1,144)
Net income	—	—	1,046	—	(6)	1,040
Other comprehensive income	—	—	—	28	(1)	27
Purchase of common stock	—	(44)	(56)	—	—	(100)
Cash dividends paid on common stock	—	—	(536)	—	—	(536)
Dividends to noncontrolling interests	—	—	—	—	(30)	(30)
Other	—	10	(7)	—	(2)	1
Balance at March 31, 2018	14	25,337	17,028	(8,081)	1,160	35,458
Net income	—	—	2,390	—	(24)	2,366
Other comprehensive loss	—	—	—	(90)	(4)	(94)
Issuance of preferred stock	—	—	—	—	1,261	1,261
Cash dividends paid on common stock	—	—	(535)	—	—	(535)
Dividends to noncontrolling interests	—	—	—	—	(7)	(7)
Other	—	128	(10)	—	69	187
Balance at June 30, 2018	$14	$25,465	$18,873	$(8,171)	$2,455	$38,636

Balance at January 1, 2019	$14	$25,563	$22,322	$(9,039)	$3,917	$42,777
Net income	—	—	2,157	—	(12)	2,145
Other comprehensive income	—	—	—	190	(5)	185
Stock based compensation	—	95	(6)	—	—	89
Cash dividends paid on common stock	—	—	(539)	—	—	(539)
Dividends to noncontrolling interests	—	—	—	—	(18)	(18)
Other	—	3	5	—	(9)	(1)
Balance at March 31, 2019	14	25,661	23,939	(8,849)	3,873	44,638
Net income	—	—	2,418	—	(15)	2,403
Other comprehensive income	—	—	—	79	(5)	74
Issuance of preferred stock (Note 16)	—	—	—	—	408	408
Stock based compensation	—	78	(9)	—	—	69
Cash dividends paid on common stock	—	—	(540)	—	—	(540)
Dividends to noncontrolling interests	—	—	—	—	(23)	(23)
Other	—	26	(1)	—	35	60
Balance at June 30, 2019	$14	$25,765	$25,807	$(8,770)	$4,273	$47,089

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

Recently Adopted Accounting Standards

Effective January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, "Leases" (ASU 2016-02) using the modified retrospective method, resulting in a cumulative-effect adjustment to the opening balance of Retained earnings for an insignificant amount. We recognized $1.0 billion of right of use assets and lease obligations included in Other assets, Accrued liabilities and Other liabilities on our condensed consolidated balance sheet for our existing operating lease portfolio at January 1, 2019. We elected to apply the practical expedient related to land easements, as well as the package of practical expedients permitted under the transition guidance in the new standard, which allowed us to carry forward our historical lease classification. The accounting for our finance leases and leases where we are the lessor remained substantially unchanged. The application of ASU 2016-02 had no impact on our condensed consolidated income statement or condensed consolidated statement of cash flows.

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

Refer to Note 13 for information on our operating leases at June 30, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Accounting Standards Not Yet Adopted

In June 2016 the Financial Accounting Standards Board issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires entities to use a new impairment model based on Current Expected Credit Losses (CECL) rather than incurred losses. We plan to adopt ASU 2016-13 on January 1, 2020 on a modified retrospective basis, which will result in an increase to our allowance for credit losses and a decrease to Retained earnings as of the adoption date. Estimated credit losses under CECL will consider relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount, resulting in recognition of lifetime expected credit losses upon loan origination. We are currently testing and refining our process to calculate credit losses in accordance with ASU 2016-13 that, once completed, will determine the impact on our condensed consolidated financial statements at the date of adoption. We expect to be substantially complete with our implementation efforts before December 31, 2019.

Note 2. Revenue
The following table disaggregates our revenue by major source for revenue generating segments:

	Three Months Ended June 30, 2019
	GMNA	GMI	Corporate	Total Automotive	GM Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$26,976	$3,744	$—	$30,720	$—	$—	$—	$30,720
Used vehicles	577	29	—	606	—	—	—	606
Services and other	771	274	54	1,099	25	—	(25)	1,099
Automotive net sales and revenue	28,324	4,047	54	32,425	25	—	(25)	32,425
Leased vehicle income	—	—	—	—	—	2,512	—	2,512
Finance charge income	—	—	—	—	—	1,008	(2)	1,006
Other income	—	—	—	—	—	119	(2)	117
GM Financial net sales and revenue	—	—	—	—	—	3,639	(4)	3,635
Net sales and revenue	$28,324	$4,047	$54	$32,425	$25	$3,639	$(29)	$36,060

	Three Months Ended June 30, 2018
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations	Total
Vehicle, parts and accessories	$26,874	$4,489	$1	$31,364	$—	$(18)	$31,346
Used vehicles	769	68	—	837	—	(16)	821
Services and other	858	201	49	1,108	—	—	1,108
Automotive net sales and revenue	28,501	4,758	50	33,309	—	(34)	33,275
Leased vehicle income	—	—	—	—	2,497	—	2,497
Finance charge income	—	—	—	—	884	(1)	883
Other income	—	—	—	—	107	(2)	105
GM Financial net sales and revenue	—	—	—	—	3,488	(3)	3,485
Net sales and revenue	$28,501	$4,758	$50	$33,309	$3,488	$(37)	$36,760

	Six Months Ended June 30, 2019
	GMNA	GMI	Corporate	Total Automotive	GM Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$52,938	$7,311	$—	$60,249	$—	$—	$—	$60,249
Used vehicles	1,204	64	—	1,268	—	—	—	1,268
Services and other	1,547	522	100	2,169	50	—	(50)	2,169
Automotive net sales and revenue	55,689	7,897	100	63,686	50	—	(50)	63,686
Leased vehicle income	—	—	—	—	—	5,021	—	5,021
Finance charge income	—	—	—	—	—	1,995	(4)	1,991
Other income	—	—	—	—	—	243	(3)	240
GM Financial net sales and revenue	—	—	—	—	—	7,259	(7)	7,252
Net sales and revenue	$55,689	$7,897	$100	$63,686	$50	$7,259	$(57)	$70,938

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Six Months Ended June 30, 2018
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations	Total
Vehicle, parts and accessories	$52,756	$9,094	$10	$61,860	$—	$(25)	$61,835
Used vehicles	1,924	115	—	2,039	—	(33)	2,006
Services and other	1,639	397	89	2,125	—	—	2,125
Automotive net sales and revenue	56,319	9,606	99	66,024	—	(58)	65,966
Leased vehicle income	—	—	—	—	4,944	—	4,944
Finance charge income	—	—	—	—	1,750	(3)	1,747
Other income	—	—	—	—	205	(3)	202
GM Financial net sales and revenue	—	—	—	—	6,899	(6)	6,893
Net sales and revenue	$56,319	$9,606	$99	$66,024	$6,899	$(64)	$72,859

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales were insignificant and decreased revenue by $482 million in the three months ended June 30, 2019 and 2018.

Contract liabilities in our Automotive segments consist primarily of maintenance, extended warranty and other service contracts. We recognized revenue of $469 million and $902 million related to contract liabilities in the three and six months ended June 30, 2019 and $402 million and $785 million in the three and six months ended June 30, 2018. We expect to recognize revenue of $846 million in the six months ending December 31, 2019 and $689 million, $403 million and $465 million in the years ending December 31, 2020, 2021 and thereafter related to contract liabilities at June 30, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 3. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities which approximates cost:

	Fair Value Level	June 30, 2019	December 31, 2018
Cash and cash equivalents
Cash and time deposits(a)		$8,816	$7,254
Available-for-sale debt securities
U.S. government and agencies	2	669	4,656
Corporate debt	2	4,169	3,791
Sovereign debt	2	885	1,976
Total available-for-sale debt securities – cash equivalents		5,723	10,423
Money market funds	1	2,533	3,167
Total cash and cash equivalents(b)		$17,072	$20,844
Marketable debt securities
U.S. government and agencies	2	$1,999	$1,230
Corporate debt	2	3,801	3,478
Mortgage and asset-backed	2	746	695
Sovereign debt	2	503	563
Total available-for-sale debt securities – marketable securities(c)		$7,049	$5,966
Restricted cash
Cash and cash equivalents		$269	$260
Money market funds	1	2,840	2,392
Total restricted cash		$3,109	$2,652

Available-for-sale debt securities included above with contractual maturities(d)
Due in one year or less		$7,585
Due between one and five years		4,441
Total available-for-sale debt securities with contractual maturities		$12,026

__________

(a)	Includes $499 million and $616 million that is designated exclusively to fund capital expenditures in GM Korea Company (GM Korea) at June 30, 2019 and December 31, 2018.

(b)	Includes $2.1 billion and $2.3 billion in GM Cruise at June 30, 2019 and December 31, 2018.

(c)	Includes $902 million in GM Cruise at June 30, 2019.

(d)	Excludes mortgage and asset-backed securities.

Proceeds from the sale of investments classified as available-for-sale and sold prior to maturity were $486 million and $1.0 billion in the three months ended June 30, 2019 and 2018 and $1.1 billion and $2.0 billion in the six months ended June 30, 2019 and 2018. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three and six months ended June 30, 2019 and 2018. Cumulative unrealized gains and losses on available-for-sale debt securities were insignificant at June 30, 2019 and December 31, 2018.

Our investment in Lyft, Inc. (Lyft) is estimated at fair value using Level 3 inputs because the investment is subject to transfer restrictions. The fair value of our investment in Lyft at June 30, 2019 uses Lyft’s quoted market price, less a discount for the lack of marketability due to the restriction from selling our shares until September 26, 2019. The estimated volatility rate represents the significant unobservable input to the put option pricing model used to derive the fair value of our investment. The fair value of this investment was $1.1 billion included in Other current assets and $884 million included in Other assets at June 30, 2019 and December 31, 2018. We recorded an unrealized loss of $65 million and an unrealized gain of $220 million in Interest income and other non-operating income, net in the three and six months ended June 30, 2019 and an unrealized gain of $142 million in the three and six months ended June 30, 2018. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for exposure to equity price market risk.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

June 30, 2019
Cash and cash equivalents	$17,072
Restricted cash included in Other current assets	2,541
Restricted cash included in Other assets	568
Total	$20,181

Note 4. GM Financial Receivables and Transactions

	June 30, 2019			December 31, 2018
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
Finance receivables, collectively evaluated for impairment, net of fees	$40,237	$12,506	$52,743	$38,220	$12,235	$50,455
Finance receivables, individually evaluated for impairment, net of fees(b)	2,354	49	2,403	2,348	41	2,389
GM Financial receivables	42,591	12,555	55,146	40,568	12,276	52,844
Less: allowance for loan losses(b)	(881)	(76)	(957)	(844)	(67)	(911)
GM Financial receivables, net	$41,710	$12,479	$54,189	$39,724	$12,209	$51,933

Fair value of GM Financial receivables utilizing Level 2 inputs			$12,479			$12,209
Fair value of GM Financial receivables utilizing Level 3 inputs			$42,050			$39,430

__________

(a)
Net of dealer cash management balances of $1.1 billion and $922 million at June 30, 2019 and December 31, 2018. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

(b)
Retail finance receivables individually evaluated for impairment, net of fees are classified as troubled debt restructurings. The allowance for loan losses included $341 million and $321 million of specific allowances on these receivables at June 30, 2019 and December 31, 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Allowance for loan losses at beginning of period	$924	$912	$911	$942
Provision for loan losses	179	128	354	264
Charge-offs	(279)	(298)	(588)	(593)
Recoveries	132	145	277	268
Effect of foreign currency	1	(14)	3	(8)
Allowance for loan losses at end of period	$957	$873	$957	$873

The allowance for loan losses on retail and commercial finance receivables included a collective allowance of $605 million and $586 million and a specific allowance of $352 million and $325 million at June 30, 2019 and December 31, 2018.

Retail Finance Receivables We use proprietary scoring systems in the underwriting process that measure the credit quality of retail finance receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score or its equivalent) and contract characteristics. We also consider other factors such as employment history, financial stability and capacity to pay. Subsequent to origination we review the credit quality of retail finance receivables based on customer payment activity. At June 30, 2019 and December 31, 2018, 23% and 25% of retail finance receivables were from consumers with sub-prime credit scores, which are defined as a FICO score or its equivalent of less than 620 at the time of loan origination.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $838 million and $888 million at June 30, 2019 and December 31, 2018. The following table summarizes the contractual amount of delinquent retail finance receivables, which is not significantly different than the recorded investment of the retail finance receivables:

	June 30, 2019		June 30, 2018
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,083	2.5%	$1,178	3.3%
Greater-than-60 days delinquent	498	1.2%	462	1.3%
Total finance receivables more than 30 days delinquent	1,581	3.7%	1,640	4.6%
In repossession	48	0.1%	57	0.2%
Total finance receivables more than 30 days delinquent or in repossession	$1,629	3.8%	$1,697	4.8%

Commercial Finance Receivables Our commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. Dealers in Group VI are subject to additional restrictions on funding, including suspension of lines of credit and liquidation of assets. The commercial finance receivables on non-accrual status were insignificant at June 30, 2019 and December 31, 2018. The following table summarizes the credit risk profile by dealer risk rating of the commercial finance receivables:

		June 30, 2019	December 31, 2018
Group I	– Dealers with superior financial metrics	$1,922	$2,192
Group II	– Dealers with strong financial metrics	5,102	4,399
Group III	– Dealers with fair financial metrics	3,861	4,064
Group IV	– Dealers with weak financial metrics	1,141	1,116
Group V	– Dealers warranting special mention due to elevated risks	419	422
Group VI	– Dealers with loans classified as substandard, doubtful or impaired	110	83
		$12,555	$12,276

Transactions with GM Financial The following table shows transactions between our Automotive segments and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	June 30, 2019	December 31, 2018
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$491	$445
Finance receivables from GM subsidiaries	$108	$134
Subvention receivable(b)	$705	$727
Commercial loan funding payable	$66	$61

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$147	$137	$295	$267
Leased vehicle subvention earned	$818	$813	$1,653	$1,611
__________

(a)	All balance sheet amounts are eliminated upon consolidation.

(b)
Cash paid by Automotive segments to GM Financial for subvention was $959 million and $1.1 billion for the three months ended June 30, 2019 and 2018 and $2.0 billion and $1.7 billion for the six months ended June 30, 2019 and 2018.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 5. Inventories

	June 30, 2019	December 31, 2018
Total productive material, supplies and work in process	$4,818	$4,274
Finished product, including service parts	6,629	5,542
Total inventories	$11,447	$9,816
Note 6. Equipment on Operating Leases
Equipment on operating leases consists primarily of leases to retail customers of GM Financial. The current portion of net equipment on operating leases is included in Other current assets.

	June 30, 2019	December 31, 2018
Equipment on operating leases	$54,666	$55,282
Less: accumulated depreciation	(11,553)	(11,476)
Equipment on operating leases, net	$43,113	$43,806

Depreciation expense related to Equipment on operating leases, net was $1.8 billion in the three months ended June 30, 2019 and 2018 and $3.7 billion in the six months ended June 30, 2019 and 2018.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Lease receipts under operating leases	$3,610	$5,396	$2,817	$629	$40	$1	$12,493

Note 7. Equity in Net Assets of Nonconsolidated Affiliates

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Automotive China equity income	$235	$592	$611	$1,189
Other joint ventures equity income	36	45	74	96
Total Equity income	$271	$637	$685	$1,285

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$9,002	$12,601	$19,148	$26,320
Automotive China JVs' net income	$499	$1,194	$1,266	$2,371
Dividends declared but not paid from our nonconsolidated affiliates were $865 million and an insignificant amount at June 30, 2019 and December 31, 2018. Dividends received from our nonconsolidated affiliates were $941 million in the three and six months ended June 30, 2019 and $2.0 billion in the three and six months ended June 30, 2018. Undistributed earnings from our nonconsolidated affiliates were $2.1 billion and $2.3 billion at June 30, 2019 and December 31, 2018.

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

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	June 30, 2019	December 31, 2018
Restricted cash – current	$2,098	$1,876
Restricted cash – non-current	$490	$504
GM Financial receivables, net of fees – current	$18,781	$18,304
GM Financial receivables, net of fees – non-current	$13,512	$14,008
GM Financial equipment on operating leases, net	$19,404	$21,781
GM Financial short-term debt and current portion of long-term debt	$20,604	$21,087
GM Financial long-term debt	$20,241	$21,417

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

Note 9. Automotive and GM Financial Debt

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Automotive debt	$15,091	$15,815	$13,435	$12,700
Finance lease liabilities	356	565	528	831
Total automotive debt	$15,447	$16,380	$13,963	$13,531
Fair value utilizing Level 1 inputs		$13,022		$11,693
Fair value utilizing Level 2 inputs		$3,358		$1,838

Finance lease assets in Property, net were $389 million at June 30, 2019. Finance lease costs were insignificant in the three and six months ended June 30, 2019. Finance lease right of use assets obtained in exchange for lease obligations were $122 million in the six months ended June 30, 2019. Undiscounted future lease obligations related to finance leases are $135 million in the six months ending December 31, 2019, $185 million in aggregate for the years 2020 to 2023 and $376 million thereafter, with imputed interest of $340 million at June 30, 2019. The weighted-average discount rate on finance leases was 10.8% and the weighted-average remaining lease term was 12.4 years at June 30, 2019.

In January 2019 we executed a new three-year committed unsecured revolving credit facility with an initial borrowing capacity of $3.0 billion, reducing to $2.0 billion in July 2020. The facility is to fund costs related to transformation activities announced in November 2018 and to provide additional financial flexibility. In the three and six months ended June 30, 2019 we borrowed $300 million and $700 million against this facility to support transformation related disbursements. In April 2019 we renewed our 364-day $2.0 billion credit facility for an additional 364-day term. This facility has been allocated for exclusive use by GM Financial since April 2018.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$41,047	$41,273	$42,835	$42,835
Unsecured debt	50,067	51,454	48,153	47,556
Total GM Financial debt	$91,114	$92,727	$90,988	$90,391

Fair value utilizing Level 2 inputs		$90,699		$88,305
Fair value utilizing Level 3 inputs		$2,028		$2,086

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for additional information on GM Financial's involvement with VIEs. In the six months ended June 30, 2019 GM Financial issued $10.4 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.98% and maturity dates ranging from 2022 to 2026.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the six months ended June 30, 2019 GM Financial issued $5.4 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 4.20% and maturity dates ranging from 2021 to 2029.

The principal amount outstanding of GM Financial's commercial paper in the U.S. was $1.0 billion and $1.2 billion at June 30, 2019 and December 31, 2018.

Each of the revolving credit facilities and the indentures governing GM Financial's notes contain terms and covenants, including limitations on GM Financial's ability to incur certain liens.

Note 10. Derivative Financial Instruments
Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	June 30, 2019	December 31, 2018
Derivatives not designated as hedges(a)
Foreign currency	2	$4,327	$2,710
Commodity	2	761	658
PSA warrants(b)	2	45	45
Total derivative financial instruments		$5,133	$3,413
__________

(a)
The fair value of these derivative instruments at June 30, 2019 and December 31, 2018 and the gains/losses included in our condensed consolidated income statements for the three and six months ended June 30, 2019 and 2018 were insignificant, unless otherwise noted.

(b)
The fair value of the PSA warrants located in Other assets was $994 million and $827 million at June 30, 2019 and December 31, 2018. We recorded gains in Interest income and other non-operating income, net of $32 million and $27 million in the three months ended June 30, 2019 and 2018 and $171 million and $153 million in the six months ended June 30, 2019 and 2018.

We estimate the fair value of the PSA warrants using a Black-Scholes formula. The significant inputs to the model include the PSA stock price and the estimated dividend yield. We are entitled to receive any dividends declared by PSA through the conversion date upon exercise of the warrants.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial The following table presents the notional amounts of GM Financial's derivative financial instruments:

	Fair Value Level	June 30, 2019	December 31, 2018
Derivatives designated as hedges(a)
Fair value hedges – interest rate swaps(b)	2	$13,046	$9,533
Fair value hedges – foreign currency swaps(b)	2	1,822	1,829
Cash flow hedges
Interest rate swaps	2	504	768
Foreign currency swaps	2	3,317	2,075
Derivatives not designated as hedges(a)
Interest rate contracts(c)	2	88,912	99,666
Total derivative financial instruments(d)		$107,601	$113,871
__________

(a)
The fair value of these derivative instruments at June 30, 2019 and December 31, 2018 and the gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and six months ended June 30, 2019 and 2018 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.

(b)
The fair value of these derivative instruments located in Other assets was $390 million and insignificant at June 30, 2019 and December 31, 2018. The fair value of these derivative instruments located in Other liabilities was insignificant and $291 million at June 30, 2019 and December 31, 2018.

(c)
The fair value of these derivative instruments located in Other assets was $240 million and $372 million at June 30, 2019 and December 31, 2018. The fair value of these derivative instruments located in Other liabilities was $378 million and $520 million at June 30, 2019 and December 31, 2018.

(d)	We held insignificant amounts and posted insignificant amounts and $451 million of collateral available for netting at June 30, 2019 and December 31, 2018.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	June 30, 2019		December 31, 2018
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
GM Financial long-term debt	$20,545	$(57)	$17,923	$459
__________

(a)	Includes $208 million and $247 million of adjustments remaining on hedged items for which hedge accounting has been discontinued at June 30, 2019 and December 31, 2018.

Note 11. Product Warranty and Related Liabilities

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Warranty balance at beginning of period	$7,552	$8,133	$7,590	$8,332
Warranties issued and assumed in period – recall campaigns	128	231	252	414
Warranties issued and assumed in period – product warranty	529	536	1,056	1,057
Payments	(728)	(717)	(1,460)	(1,452)
Adjustments to pre-existing warranties	(57)	(135)	(22)	(217)
Effect of foreign currency and other	15	(58)	23	(144)
Warranty balance at end of period	$7,439	$7,990	$7,439	$7,990

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at June 30, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Refer to Note 13 for reasonably possible losses on Takata Corporation (Takata) matters.

Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$98	$29	$4	$82	$39	$5
Interest cost	566	118	55	512	117	48
Expected return on plan assets	(871)	(192)	—	(972)	(208)	—
Amortization of prior service cost (credit)	(1)	1	(4)	(1)	1	(3)
Amortization of net actuarial losses	3	30	7	3	37	13
Net periodic pension and OPEB (income) expense	$(205)	$(14)	$62	$(376)	$(14)	$63

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$196	$64	$8	$165	$105	$10
Interest cost	1,132	238	109	1,025	237	98
Expected return on plan assets	(1,739)	(387)	—	(1,945)	(420)	—
Amortization of prior service cost (credit)	(2)	2	(7)	(2)	2	(7)
Amortization of net actuarial losses	6	59	15	5	74	26
Net periodic pension and OPEB (income) expense	$(407)	$(24)	$125	$(752)	$(2)	$127

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income of $232 million and $420 million in the three months ended June 30, 2019 and 2018 and $462 million and $841 million in the six months ended June 30, 2019 and 2018 are presented in Interest income and other non-operating income, net.

Note 13. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At June 30, 2019 and December 31, 2018, we had accruals of $1.4 billion and $1.3 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly, adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

Appellate Litigation Regarding Successor Liability Ignition Switch Claims In 2016, the United States Court of Appeals for the Second Circuit held that the 2009 order of the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court) approving the sale of substantially all of the assets of MLC to GM free and clear of, among other things, claims asserting successor liability for obligations owed by MLC could not be enforced to bar claims against GM asserted by either plaintiffs who purchased used vehicles after the sale or against purchasers who asserted claims relating to the ignition switch defect, including pre-sale personal injury claims and economic-loss claims.

Contingently Issuable Shares  Under the Amended and Restated Master Sale and Purchase Agreement between us and MLC, GM may be obligated to issue additional shares (Adjustment Shares) of our common stock if allowed general unsecured claims against the MLC GUC Trust (GUC Trust), as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions), which amounts to approximately $1.2 billion based on the GM share price as of July 15, 2019. The GUC Trust stated in public filings that allowed general unsecured claims were approximately $31.9 billion at March 31, 2019. In 2016 and 2017, certain personal injury and economic loss plaintiffs filed motions in the Bankruptcy Court seeking authority to file late claims against the GUC Trust. In May 2018, the GUC Trust filed motions seeking the Bankruptcy Court’s approval of a proposed settlement with certain personal injury and economic loss plaintiffs, approval of a notice relating to that proposed settlement and estimation of alleged personal injury and economic loss late claims for the purpose of obtaining an order requiring GM to issue the maximum number of Adjustment Shares. GM vigorously contested each of these motions.

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

The total amount accrued for the 2014 recalls at June 30, 2019 reflects amounts for a combination of settled but unpaid matters, and for the remaining unsettled investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls to the extent that such matters are probable and can be reasonably estimated. The amounts accrued for those unsettled investigations, claims, and/or lawsuits represent a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

determinable. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Korea Wage Litigation GM Korea is party to litigation with current and former hourly employees in the appellate court and Incheon District Court in Incheon, Korea. The group actions, which in the aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under Korean regulations. In 2012, the Seoul High Court (an intermediate level appellate court) affirmed a decision in one of these group actions involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Supreme Court). In 2014, the Supreme Court largely agreed with GM’s legal arguments and remanded the case to the Seoul High Court for consideration consistent with earlier Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. In 2015, on reconsideration, the Seoul High Court held in GM Korea’s favor, after which the plaintiffs appealed to the Supreme Court. The Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $590 million at June 30, 2019. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory frameworks change.

GM Korea is also party to litigation with current and former salaried employees over allegations relating to ordinary wages regulation and whether to include fixed bonuses in the calculation of ordinary wages. In 2017, the Seoul High Court held that certain workers are not barred from filing retroactive wage claims. GM Korea appealed this ruling to the Supreme Court. The Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $160 million at June 30, 2019. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory frameworks change.

GM Korea is also party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 the Korean labor authorities issued an adverse administrative order finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed that order. At June 30, 2019, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was insignificant. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $140 million at June 30, 2019. We are currently unable to estimate any possible loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

GM Brazil Indirect Tax Claim In February 2019, the Superior Judicial Court of Brazil rendered a favorable decision on a case brought by GM Brazil, challenging whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The decision will allow the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from October 2007 to December 2014. As a result of the favorable decision, we recorded pre-tax recoveries of $857 million to Automotive and other cost of sales in the three months ended March 31, 2019. In April 2019, the Superior Judicial Court of Brazil rendered a favorable decision on another GM Brazil case, granting us the right to recover tax amounts collected by the government from August 2001 to September 2007. We recorded pre-tax recoveries of $380 million in the three months ended June 30, 2019. Timing on realization of these recoveries is dependent upon the timing of administrative approvals and generation of federal tax liabilities eligible for offset.

The retrospective right to recover for other periods remains under judicial review, and a decision could be rendered in 2019. If the Superior Judicial Court of Brazil grants retrospective recovery right for the other periods, we estimate additional potential pre-tax recoveries of up to $100 million.

Other Litigation-Related Liability and Tax Administrative Matters Various other legal actions, including class actions, governmental investigations, claims and proceedings are pending against us or our related companies or joint ventures, including matters arising out of alleged product defects; employment-related matters; product and workplace safety, vehicle emissions and fuel economy regulations; product warranties; financial services; dealer, supplier and other contractual relationships; government regulations relating to competition issues; tax-related matters not subject to the provision of Accounting Standards Codification 740, Income Taxes (indirect tax-related matters); product design, manufacture and performance; consumer protection laws; and environmental protection laws, including laws regulating air emissions, water discharges, waste management and environmental remediation from stationary sources.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

There are several putative class actions pending against GM in federal courts in the U.S., the Provincial Courts in Canada and Israel alleging that various vehicles sold, including model year 2011-2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal, state and foreign emission standards. GM has also faced a series of additional lawsuits based primarily on allegations in the Duramax suit, including putative shareholder class actions claiming violations of federal securities law and a shareholder demand lawsuit. The securities lawsuits have been voluntarily dismissed. At this stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security which may range from $200 million to $500 million at June 30, 2019. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2019. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $950 million at June 30, 2019.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Through July 15, 2019 we are aware of five putative class actions filed against GM in federal court in the U.S., one putative class action in Mexico, one putative class action in Israel and three putative class actions pending in various Provincial Courts in Canada arising out of allegations that airbag inflators manufactured by Takata are defective. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

Product Liability We recorded liabilities of $532 million and $531 million in Accrued liabilities and Other liabilities at June 30, 2019 and December 31, 2018 for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. Other than claims relating to the ignition switch recalls discussed above, we believe that any judgment against us involving our and General Motors Corporation products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2019 to 2024 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on vehicles sold to date were $2.6 billion and $2.4 billion for these guarantees at June 30, 2019 and December 31, 2018, the majority of which relates to the indemnification agreements.

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

Rent expense under operating leases was $96 million and $182 million in the three and six months ended June 30, 2019. Variable lease costs were insignificant in the three and six months ended June 30, 2019. At June 30, 2019 operating lease right of use assets in Other assets were $956 million, operating lease liabilities in Accrued liabilities were $231 million and non-current operating lease liabilities in Other liabilities were $824 million. Operating lease right of use assets obtained in exchange for lease obligations were $163 million in the six months ended June 30, 2019. Our undiscounted future lease obligations related to operating leases having initial terms in excess of one year are $140 million for the six months ending December 31, 2019 and $242 million, $214 million, $147 million, $133 million and $342 million for the years 2020, 2021, 2022, 2023 and thereafter, with imputed interest of $163 million as of June 30, 2019. The weighted average discount rate was 4.5% and the weighted-average remaining lease term was 6.0 years at June 30, 2019. Payments for operating leases included in Net cash provided by (used in) operating activities were $175 million in the six months ended June 30, 2019. As of June 30, 2019 we entered into lease agreements, mainly for office space, that have not yet commenced with gross future lease obligations of $379 million.

Note 14. Income Taxes
For interim income tax reporting we estimate our annual effective tax rate and apply it to our year to date ordinary income (loss). Tax jurisdictions with a projected or year to date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. We have open tax years from 2009 to 2018 with various significant tax jurisdictions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

In the three months ended June 30, 2019 Income tax expense of $524 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by tax benefits related to tax settlements. In the three months ended June 30, 2018 Income tax expense of $519 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation.

In the six months ended June 30, 2019 Income tax expense of $661 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by tax benefits related to a release of valuation allowance, tax settlements and benefits from foreign dividends. In the six months ended June 30, 2018 Income tax expense of $985 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation.

At June 30, 2019 we had $23.2 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances.

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

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance at beginning of period	$830	$633	$1,122	$227
Additions, interest accretion and other	242	137	288	592
Payments	(166)	(458)	(483)	(495)
Revisions to estimates and effect of foreign currency	13	(38)	(8)	(50)
Balance at end of period	$919	$274	$919	$274

In the three and six months ended June 30, 2019 restructuring and other initiatives primarily included actions related to our announced transformation activities, which includes the unallocation of products to certain manufacturing facilities and other employee separation programs. We recorded charges of $361 million, primarily in GMNA, in the three months ended June 30, 2019 consisting of $231 million primarily in supplier-related charges, which are reflected in the table above, and $130 million primarily in non-cash accelerated depreciation, not reflected in the table above. We recorded charges of $1.2 billion, primarily in GMNA, in the six months ended June 30, 2019 consisting of $911 million primarily in non-cash accelerated depreciation, not reflected in the table above, and $240 million primarily in supplier-related charges, which are reflected in the table above. These programs have a total cost since inception of $2.5 billion and we expect to incur additional restructuring and other charges in the six months ending December 31, 2019 that range from $500 million to $1.1 billion, primarily related to employee-related separation charges, accelerated depreciation and supplier-related charges. We incurred $487 million in cash outflows resulting from these restructuring actions, primarily for employee separation payments, in the six months ended June 30, 2019. We expect additional cash outflows related to these activities of approximately $1.3 billion to be substantially complete by the end of 2020.

In the three and six months ended June 30, 2018 restructuring and other initiatives primarily included the closure of a facility and other restructuring actions in Korea. We recorded charges of $132 million and $1.0 billion in Korea in GMI, net of noncontrolling interests in the three and six months ended June 30, 2018. These charges consisted of $73 million primarily in supplier claims and $537 million in non-cash asset impairments and other charges, not reflected in the table above, and $59 million and $495 million in employee separation charges, which are reflected in the table above, in the three and six months ended June 30, 2018. We incurred $676 million in cash outflows in the six months ended June 30, 2018 and $775 million in cash outflows in the year ended December 31, 2018 resulting from these Korea restructuring actions primarily for employee separations and statutory pension payments. These programs were substantially complete at December 31, 2018.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 16. Stockholders' Equity and Noncontrolling Interests
We had 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance and 1.4 billion shares of common stock issued and outstanding at June 30, 2019 and December 31, 2018.

GM Cruise Preferred Shares In May 2019, GM Cruise Holdings LLC (GM Cruise Holdings), our subsidiary, entered into a Purchase Agreement with SoftBank Vision Fund (AIV M2), L.P. (The Vision Fund), General Motors Holdings LLC, Honda Motor Co., Ltd. (Honda), and certain other investors pursuant to which GM Cruise Holdings received $1.1 billion in exchange for issuing Class F Preferred Shares (GM Cruise Class F Preferred Shares), including $687 million from General Motors Holdings LLC, representing approximately 6.4% of the fully diluted equity of GM Cruise Holdings. In July 2019, regulatory approval was received resulting in an additional insignificant amount becoming due from The Vision Fund. All proceeds related to the GM Cruise Class F Preferred Shares are designated exclusively for working capital and general corporate purposes of GM Cruise. The GM Cruise Class F Preferred Shares participate pari passu with holders of GM Cruise Holdings common stock in any dividends declared. The GM Cruise Class F Preferred Shares have the right to vote on the election of one director, who is elected by the vote of a majority of the GM Cruise Holdings common stock and the GM Cruise Class F Preferred Shares. Prior to an initial public offering, the holders of GM Cruise Class F Preferred Shares are restricted from transferring the GM Cruise Class F Preferred Shares until May 7, 2023. The GM Cruise Class F Preferred Shares only convert into common stock of GM Cruise Holdings, at specified exchange ratios, upon occurrence of an initial public offering. No covenants or other events of default that can trigger redemption of the Class F Preferred Shares exist. The GM Cruise Class F Preferred Shares are entitled to receive the greater of their carrying value or a pro-rata share of any proceeds or distributions upon the occurrence of a merger, sale, liquidation, or dissolution of GM Cruise Holdings. The GM Cruise Class F Preferred Shares are classified as noncontrolling interests in our condensed consolidated financial statements. As of June 30, 2019, external investors held 17.1% of the fully diluted equity in GM Cruise Holdings.

In June 2018, GM Cruise Holdings issued $900 million of convertible preferred shares (GM Cruise Preferred Shares) to an affiliate of The Vision Fund which subsequently assigned such shares to The Vision Fund. Immediately prior to the issuance of the GM Cruise Preferred Shares, we invested $1.1 billion in GM Cruise Holdings. When GM Cruise's autonomous vehicles are ready for commercial deployment, The Vision Fund is obligated to purchase additional GM Cruise Preferred Shares for $1.35 billion. All proceeds are designated exclusively for working capital and general corporate purposes of GM Cruise. Dividends are cumulative and accrue at an annual rate of 7% and are payable quarterly in cash or in-kind, at GM Cruise's discretion. The GM Cruise Preferred Shares are also entitled to participate in GM Cruise dividends above a defined threshold. Prior to an initial public offering, The Vision Fund is restricted from transferring the GM Cruise Preferred Shares until June 28, 2025. The GM Cruise Preferred Shares are classified as noncontrolling interests in our condensed consolidated financial statements.

GM Korea Preferred Shares In May 2018, the Korea Development Bank (KDB) agreed to purchase approximately $750 million of GM Korea’s Class B Preferred Shares from GM Korea (GM Korea Preferred Shares), $361 million of which was received in June 2018 with the remainder received in the three months ended December 31, 2018. Dividends on the GM Korea Preferred Shares are cumulative and accrue at an annual rate of 1%. GM Korea can call the preferred shares at their original issue price six years from the date of issuance and once called, the preferred shares can be converted into common shares of GM Korea at the option of the holder. The KDB investment can only be used for purposes of funding capital expenditures in GM Korea. The GM Korea Preferred Shares are classified as noncontrolling interests in our condensed consolidated financial statements. In conjunction with the GM Korea Preferred Share issuance we agreed to provide GM Korea future funding, if needed, not to exceed $2.8 billion through December 31, 2027, inclusive of $2.0 billion of planned capital expenditures through 2027.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,125)	$(1,498)	$(2,250)	$(1,606)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment, tax and impact of adoption of accounting standards(a)(b)(c)	47	(328)	172	(220)
Balance at end of period	$(2,078)	$(1,826)	$(2,078)	$(1,826)

Defined Benefit Plans
Balance at beginning of period	$(6,701)	$(6,524)	$(6,737)	$(6,398)
Other comprehensive income (loss) before reclassification adjustment, net of tax and impact of adoption of accounting standards(b)(c)	(28)	190	(29)	20
Reclassification adjustment, net of tax(b)	34	44	71	88
Other comprehensive income, net of tax and impact of adoption of accounting standards(b)(c)	6	234	42	108
Balance at end of period(d)	$(6,695)	$(6,290)	$(6,695)	$(6,290)

__________

(a)	The noncontrolling interests and reclassification adjustment were insignificant in the three and six months ended June 30, 2019 and 2018.

(b)	The income tax effect was insignificant in the three and six months ended June 30, 2019 and 2018.

(c)	Refer to our 2018 Form 10-K for additional information on adoption of accounting standards in 2018.

(d)	Consists primarily of unamortized actuarial loss on our defined benefit plans. Refer to the critical accounting estimates section of our 2018 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 17. Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Basic earnings per share
Income from continuing operations(a)	$2,418	$2,390	$4,575	$3,506
Less: cumulative dividends on subsidiary preferred stock	(37)	(15)	(75)	(29)
Income from continuing operations attributable to common stockholders	2,381	2,375	4,500	3,477
Loss from discontinued operations, net of tax	—	—	—	70
Net income attributable to common stockholders	$2,381	$2,375	$4,500	$3,407

Weighted-average common shares outstanding	1,420	1,410	1,419	1,409

Basic earnings per common share – continuing operations	$1.68	$1.68	$3.17	$2.47
Basic loss per common share – discontinued operations	$—	$—	$—	$0.05
Basic earnings per common share	$1.68	$1.68	$3.17	$2.42
Diluted earnings per share
Income from continuing operations attributable to common stockholders – diluted(a)	$2,381	$2,375	$4,500	$3,477
Loss from discontinued operations, net of tax – diluted	$—	$—	$—	$70
Net income attributable to common stockholders – diluted	$2,381	$2,375	$4,500	$3,407

Weighted-average common shares outstanding – basic	1,420	1,410	1,419	1,409
Dilutive effect of warrants and awards under stock incentive plans	18	21	18	21
Weighted-average common shares outstanding – diluted	1,438	1,431	1,437	1,430

Diluted earnings per common share – continuing operations	$1.66	$1.66	$3.13	$2.43
Diluted loss per common share – discontinued operations	$—	$—	$—	$0.05
Diluted earnings per common share	$1.66	$1.66	$3.13	$2.38
Potentially dilutive securities(b)	7	4	7	4

__________

(a)	Net of Net loss attributable to noncontrolling interests.

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

We continue to purchase from and supply to PSA Group certain vehicles, parts and engineering services for a period of time following closing. The following table summarizes transactions with the Opel/Vauxhall Business:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales and revenue(a)	$441	$561	$868	$1,168
Purchases and expenses(a)	$213	$361	$405	$837
Cash payments(b)			$616	$994
Cash receipts(b)			$1,057	$1,510
__________

(a)	Included in Income from continuing operations.

(b)	Included in Net cash provided by operating activities.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following tables summarize key financial information by segment:

	At and For the Three Months Ended June 30, 2019
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$28,324	$4,047	$54		$32,425	$25	$3,639	$(29)	$36,060
Earnings (loss) before interest and taxes-adjusted	$3,022	$(48)	$(216)		$2,758	$(279)	$536	$(3)	$3,012
Adjustments(a)	$(336)	$357	$(2)		$19	$—	$—	$—	19
Automotive interest income									106
Automotive interest expense									(195)
Net (loss) attributable to noncontrolling interests									(15)
Income before income taxes									2,927
Income tax expense									(524)
Income from continuing operations									2,403
Loss from discontinued operations, net of tax									—
Net loss attributable to noncontrolling interests									15
Net income attributable to stockholders									$2,418

Equity in net assets of nonconsolidated affiliates	$82	$6,800	$12	$—	$6,894	$—	$1,446	$—	$8,340
Goodwill and intangibles	$2,520	$908	$1	$—	$3,429	$670	$1,358	$—	$5,457
Total assets	$114,515	$26,681	$29,597	$(50,446)	$120,347	$4,212	$110,711	$(1,533)	$233,737
Depreciation and amortization	$1,409	$119	$13	$—	$1,541	$7	$1,848	$—	$3,396
Impairment charges	$8	$3	$—	$—	$11	$—	$—	$—	$11
Equity income	$2	$233	$(6)	$—	$229	$—	$42	$—	$271
__________

(a)
Consists of restructuring and other charges related to transformation activities of $361 million, primarily in GMNA and a benefit of $380 million related to the retrospective recoveries of indirect taxes in Brazil in GMI.

	At and For the Three Months Ended June 30, 2018
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Cruise	GM Financial	Eliminations	Total
Net sales and revenue	$28,501	$4,758	$50		$33,309	$—	$3,488	$(37)	$36,760
Earnings (loss) before interest and taxes-adjusted	$2,670	$143	$—		$2,813	$(154)	$536	$(3)	$3,192
Adjustments(a)	$—	$(196)	$—		$(196)	$—	$—	$—	(196)
Automotive interest income									72
Automotive interest expense									(159)
Net (loss) attributable to noncontrolling interests									(24)
Income before income taxes									2,885
Income tax expense									(519)
Income from continuing operations									2,366
Loss from discontinued operations, net of tax									—
Net loss attributable to noncontrolling interests									24
Net income attributable to stockholders									$2,390

Equity in net assets of nonconsolidated affiliates	$81	$7,447	$—	$—	$7,528	$—	$1,260	$—	$8,788
Goodwill and intangibles	$2,725	$949	$9	$—	$3,683	$679	$1,358	$—	$5,720
Total assets	$108,202	$26,905	$24,795	$(45,289)	$114,613	$2,684	$102,657	$(1,313)	$218,641
Depreciation and amortization	$1,114	$137	$13	$—	$1,264	$2	$1,833	$—	$3,099
Impairment charges	$28	$2	$—	$—	$30	$—	$—	$—	$30
Equity income	$3	$589	$—	$—	$592	$—	$45	$—	$637
__________

(a)	Consists of charges related to restructuring actions in Korea in GMI, which is net of noncontrolling interest.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Six Months Ended June 30, 2019
	GMNA	GMI	Corporate	Eliminations	Total Automotive	GM Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$55,689	$7,897	$100		$63,686	$50	$7,259	$(57)	$70,938
Earnings (loss) before interest and taxes-adjusted	$4,918	$(17)	$(10)		$4,891	$(448)	$895	$(16)	$5,322
Adjustments(a)	$(1,119)	$1,207	$(2)		$86	$—	$—	$—	86
Automotive interest income									204
Automotive interest expense									(376)
Net (loss) attributable to noncontrolling interests									(27)
Income before income taxes									5,209
Income tax expense									(661)
Income from continuing operations									4,548
Loss from discontinued operations, net of tax									—
Net loss attributable to noncontrolling interests									27
Net income attributable to stockholders									$4,575

Depreciation and amortization	$3,478	$246	$25	$—	$3,749	$9	$3,747	$—	$7,505
Impairment charges	$15	$3	$—	$—	$18	$—	$—	$—	$18
Equity income	$4	$607	$(13)	$—	$598	$—	$87	$—	$685

__________

(a)
Consists of restructuring and other charges related to transformation activities of $1.2 billion, primarily in GMNA and a benefit of $1.2 billion related to the retrospective recoveries of indirect taxes in Brazil in GMI.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Non-GAAP Measures Unless otherwise indicated, our non-GAAP measures discussed in this MD&A are related to our continuing operations and not our discontinued operations. Our non-GAAP measures include: EBIT-adjusted, presented net of noncontrolling interests; EBT-adjusted for our GM Financial segment; EPS-diluted-adjusted; effective tax rate-adjusted (ETR-adjusted); return on invested capital-adjusted (ROIC-adjusted) and adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,
	2019	2018	2019	2018	2018	2017	2018	2017
Net income (loss) attributable to stockholders	$2,418	$2,390	$2,157	$1,046	$2,044	$(5,151)	$2,534	$(2,981)
Loss from discontinued operations, net of tax	—	—	—	70	—	277	—	3,096
Income tax expense (benefit)	524	519	137	466	(611)	7,896	100	2,316
Automotive interest expense	195	159	181	150	185	145	161	151
Automotive interest income	(106)	(72)	(98)	(64)	(117)	(82)	(82)	(59)
Adjustments
Transformation activities(a)	361	—	790	—	1,327	—	—	—
GM Brazil indirect tax recoveries(b)	(380)	—	(857)	—	—	—	—	—
GMI restructuring(c)	—	196	—	942	—	—	—	—
Ignition switch recall and related legal matters(d)	—	—	—	—	—	—	440	—
Total adjustments	(19)	196	(67)	942	1,327	—	440	—
EBIT-adjusted	$3,012	$3,192	$2,310	$2,610	$2,828	$3,085	$3,153	$2,523
_________

(a)
These adjustments were excluded because of a strategic decision to accelerate our transformation for the future to strengthen our core business, capitalize on the future of personal mobility and drive significant cost efficiencies. The adjustments primarily consist of supplier-related charges and accelerated depreciation in the three months ended June 30, 2019, accelerated depreciation in the three months ended March 31, 2019 and employee separation charges and accelerated depreciation in the three months ended December 31, 2018.

(b)	These adjustments were excluded because of the unique events associated with decisions rendered by the Superior Judicial Court of Brazil resulting in retrospective recoveries of indirect taxes.

(c)
These adjustments were excluded because of a strategic decision to rationalize our core operations by exiting or significantly reducing our presence in various international markets to focus resources on opportunities expected to deliver higher returns. The adjustments primarily consist of employee separation charges and asset impairments in Korea.

(d)	This adjustment was excluded because of the unique events associated with the ignition switch recall, which included various investigations, inquiries and complaints from constituents.

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$2,381	$1.66	$2,375	$1.66	$4,500	$3.13	$3,407	$2.38
Diluted loss per common share – discontinued operations	—	—	—	—	—	—	70	0.05
Adjustments(a)	(19)	(0.01)	196	0.14	(86)	(0.06)	1,138	0.80
Tax effect on adjustment(b)	(9)	(0.01)	20	0.01	(41)	(0.03)	20	0.01
EPS-diluted-adjusted	$2,353	$1.64	$2,591	$1.81	$4,373	$3.04	$4,635	$3.24
________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for the details of each individual adjustment.

(b)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended						Six Months Ended
	June 30, 2019			June 30, 2018			June 30, 2019			June 30, 2018
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$2,927	$524	17.9%	$2,885	$519	18.0%	$5,209	$661	12.7%	$4,461	$985	22.1%
Adjustments(a)	(16)	9		237	(20)		(83)	41		1,179	(20)
ETR-adjusted	$2,911	$533	18.3%	$3,122	$499	16.0%	$5,126	$702	13.7%	$5,640	$965	17.1%
________

(a)
Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for adjustment details. Net income attributable to noncontrolling interests included for these adjustments is insignificant in the three and six months ended June 30, 2019 and $41 million in the three and six months ended June 30, 2018. The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	June 30, 2019	June 30, 2018
Net income (loss) attributable to stockholders	$9.2	$(4.7)
Average equity(a)	$41.1	$37.2
ROE	22.3%	(12.6)%
__________
(a)     Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income (loss) attributable to stockholders.

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	June 30, 2019	June 30, 2018
EBIT-adjusted(a)	$11.3	$11.4
Average equity(b)	$41.1	$37.2
Add: Average automotive debt and interest liabilities (excluding finance leases)	14.9	13.5
Add: Average automotive net pension & OPEB liability	16.9	19.9
Less: Average automotive and other net income tax asset	(23.1)	(24.5)
ROIC-adjusted average net assets	$49.8	$46.1
ROIC-adjusted	22.7%	24.7%
__________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A.

(b)	Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

For the year ending December 31, 2019 we expect EPS-diluted of between $5.91 and $6.75 and EPS-diluted-adjusted of between $6.50 and $7.00. The following table reconciles expected EPS-diluted under U.S. GAAP to expected EPS-diluted-adjusted and includes the future impact of any currently expected adjustments:

Year Ending December 31, 2019
Diluted earnings per common share	$ 5.91-6.75
Adjustment - transformation activities	1.16-1.58
Adjustment - GM Brazil indirect tax recoveries	(0.93)
Tax effect on adjustments(a)	(0.06)-0.02
EPS-diluted-adjusted	$ 6.50-7.00
__________

(a)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

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

In November 2018 we announced plans to accelerate steps to improve our overall business performance including the reorganization of global product development staffs, the realignment of manufacturing capacity in response to market-related volume declines in passenger cars and a reduction of our salaried workforce. We expect these transformation activities to drive approximately $6.0 billion of annual cash savings by the end of 2020, resulting from reductions in Automotive and other cost of sales in our condensed consolidated financial statements, as well as reduced capital expenditures. We expect to meet our target of approximately $4.5 billion of cost savings, to be achieved through staffing, manufacturing and product initiatives. As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These additional actions could give rise to future asset impairments or other charges which may have a material impact on our results of operations. We have recorded cumulative charges of $2.5 billion related to these plans, including $1.2 billion in the six months ended June 30, 2019, and expect to record additional charges of $0.5 billion to $1.1 billion in the six months ending December 31, 2019. These charges are primarily considered special for EBIT-adjusted, EPS diluted-adjusted, and adjusted automotive free cash flow purposes.

GMNA Industry sales in North America were 10.5 million units in the six months ended June 30, 2019, representing a decrease of 2.2% compared to the corresponding period in 2018. U.S. industry sales were 8.7 million units in the six months ended June 30, 2019 and we expect industry unit sales of approximately 17 million for the full year.

Our total vehicle sales in the U.S., our largest market in North America, totaled 1.4 million units for market share of 16.3% in the six months ended June 30, 2019, representing a decrease of 0.5 percentage points compared to the corresponding period in 2018. We continue to lead the U.S. industry in market share.

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

GMI Industry sales in China were 12.4 million units in the six months ended June 30, 2019 representing a 4.1% decrease compared to the corresponding period in 2018. Our total vehicle sales in China were 1.6 million units for a market share of 12.7% in the six months ended June 30, 2019, representing a decrease of 1.6 percentage points compared to the corresponding period in 2018. Cadillac achieved 7.1% growth in vehicle sales in the six months ended June 30, 2019 compared to the corresponding period in 2018. Buick, Chevrolet, Baojun and Wuling sales were softer amid a continued weak automotive industry since the second half of 2018. Additionally, Baojun and Wuling sales were impacted by unfavorable market shifts in vehicle segments. Our Automotive China JVs generated equity income of $0.6 billion in the six months ended June 30, 2019. We expect China JV equity income in

GENERAL MOTORS COMPANY AND SUBSIDIARIES

the six months ending December 31, 2019 to be generally in line with the six months ended June 30, 2019. We expect full-year 2019 industry sales to be down versus the prior year with a continuation of pricing pressures, a more challenging regulatory environment related to emissions, fuel consumption and new energy vehicles, and a weaker Chinese Yuan against the U.S. Dollar, which will continue to put pressure on our operations in China. We will continue to build upon our strong brands, network, and partnerships in China as well as continue to drive improvements in vehicle mix and cost.

Outside of China, industry sales were 13.1 million units in the six months ended June 30, 2019, representing a decrease of 2.0% compared to the corresponding period in 2018, due primarily to decreased sales in Argentina and India. Our total vehicle sales were 0.6 million units for a market share of 4.6% in the six months ended June 30, 2019, representing an increase of 0.2 percentage points compared to the corresponding period in 2018.

GM Cruise We are actively testing our autonomous vehicles in the U.S. Gated by safety and regulation, we continue to make rapid progress towards commercialization of a network of on-demand autonomous vehicles in the U.S.

In May 2019 GM Cruise Holdings entered into a purchase agreement with existing shareholders, including GM, and new third-party investors pursuant to which GM Cruise Holdings received $1.1 billion in exchange for issuing GM Cruise Class F Preferred Shares, including $0.7 billion from General Motors Holdings LLC. All proceeds are designated exclusively for working capital and general corporate purposes of GM Cruise. Refer to Note 16 to our condensed consolidated financial statements for further details.

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

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the six months ended June 30, 2019, 34.1% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
GMNA	870	77.1%	923	76.7%	1,729	77.7%	1,816	76.9%
GMI	259	22.9%	281	23.3%	495	22.3%	547	23.1%
Total	1,129	100.0%	1,204	100.0%	2,224	100.0%	2,363	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes total industry vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Six Months Ended
	June 30, 2019			June 30, 2018			June 30, 2019			June 30, 2018
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,571	747	16.3%	4,609	758	16.5%	8,687	1,412	16.3%	8,811	1,474	16.7%
Other	974	129	13.2%	1,057	154	14.5%	1,814	239	13.1%	1,923	265	13.8%
Total North America	5,545	876	15.8%	5,666	912	16.1%	10,501	1,651	15.7%	10,734	1,739	16.2%
Asia/Pacific, Middle East and Africa
China(a)	6,137	754	12.3%	6,331	858	13.6%	12,351	1,568	12.7%	12,880	1,844	14.3%
Other	5,335	146	2.7%	5,455	131	2.4%	10,996	279	2.5%	11,132	248	2.2%
Total Asia/Pacific, Middle East and Africa	11,472	900	7.8%	11,786	989	8.4%	23,347	1,847	7.9%	24,012	2,092	8.7%
South America
Brazil	700	116	16.5%	621	99	15.9%	1,308	222	17.0%	1,166	190	16.3%
Other	374	47	12.6%	507	65	12.9%	769	96	12.5%	1,047	141	13.5%
Total South America	1,074	163	15.1%	1,128	164	14.5%	2,077	318	15.3%	2,213	331	15.0%
Total in GM markets	18,091	1,939	10.7%	18,580	2,065	11.1%	35,925	3,816	10.6%	36,959	4,162	11.3%
Total Europe	5,172	1	—%	5,326	1	—%	10,108	2	—%	10,439	2	—%
Total Worldwide(b)	23,263	1,940	8.3%	23,906	2,066	8.6%	46,033	3,818	8.3%	47,398	4,164	8.8%
United States
Cars	1,320	107	8.1%	1,445	149	10.3%	2,548	223	8.8%	2,793	295	10.6%
Trucks(c)	1,184	356	30.1%	1,089	366	33.6%	2,153	629	29.2%	2,027	666	32.8%
Crossovers(c)	2,067	284	13.7%	2,075	243	11.7%	3,986	560	14.1%	3,991	513	12.9%
Total United States	4,571	747	16.3%	4,609	758	16.5%	8,687	1,412	16.3%	8,811	1,474	16.7%
China(a)
SGMS		372			411			754			868
SGMW and FAW-GM		382			447			814			976
Total China	6,137	754	12.3%	6,331	858	13.6%	12,351	1,568	12.7%	12,880	1,844	14.3%
__________

(a)	Includes sales by the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC GM Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM).

(b)	Cuba, Iran, North Korea, Sudan and Syria are subject to broad economic sanctions. Accordingly these countries are excluded from industry sales data and corresponding calculation of market share.

(c)	Certain industry vehicles have been reclassified between these vehicle segments. GM vehicles were not impacted by this change. The prior period has been recast to reflect the changes.

In the six months ended June 30, 2019 we estimate we had the number one market share in each of North America and South America, and the number four market share in the Asia/Pacific, Middle East and Africa region, which included the number two market share in China.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
GMNA	207	208	397	396
GMI	127	117	219	192
Total fleet sales	334	325	616	588

Fleet sales as a percentage of total vehicle sales	17.2%	15.7%	16.1%	14.1%

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Used vehicle prices for the six months ended June 30, 2019 decreased slightly compared to the same period in 2018. We expect used vehicle prices to decrease between 4% and 5% for the full year 2019 compared to 2018, due primarily to continued increases in the industry supply of used vehicles as well as increases in GM Financial's volume of lease terminations. The following table summarizes the estimated residual value as well as the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	June 30, 2019			December 31, 2018
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$15,887	961	57.6%	$15,057	917	53.8%
Trucks	7,138	287	17.2%	7,299	296	17.4%
Cars	4,137	310	18.6%	4,884	379	22.3%
SUVs	4,007	110	6.6%	4,160	111	6.5%
Total	$31,169	1,668	100.0%	$31,400	1,703	100.0%

GM Financial's retail penetration in the U.S. increased to approximately 50% in the six months ended June 30, 2019 from approximately 45% in the corresponding period in 2018, due primarily to further alignment with GM and greater dealer engagement. GM Financial's prime loan originations as a percentage of total loan originations in North America increased to 73% in the six months ended June 30, 2019 from 68% in the corresponding period in 2018. In the six months ended June 30, 2019 GM Financial's revenue consisted of leased vehicle income of 69%, retail finance charge income of 23% and commercial finance charge income of 5%.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2019	June 30, 2018			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$28,324	$28,501	$(177)	(0.6)%	$(1.5)	$1.0	$0.5	$(0.2)
GMI	4,047	4,758	(711)	(14.9)%	$(0.3)	$(0.2)	$0.1	$(0.3)
Corporate	54	50	4	8.0%				$—
Automotive	32,425	33,309	(884)	(2.7)%	$(1.8)	$0.8	$0.6	$(0.5)
GM Cruise	25	—	25	n.m.				$—
GM Financial	3,639	3,488	151	4.3%				$0.2
Eliminations	(29)	(37)	8	21.6%		$—		$—
Total net sales and revenue	$36,060	$36,760	$(700)	(1.9)%	$(1.8)	$0.8	$0.6	$(0.3)
________
n.m. = not meaningful

	Six Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2019	June 30, 2018			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$55,689	$56,319	$(630)	(1.1)%	$(2.5)	$1.5	$0.7	$(0.3)
GMI	7,897	9,606	(1,709)	(17.8)%	$(0.8)	$(0.6)	$0.3	$(0.6)
Corporate	100	99	1	1.0%				$—
Automotive	63,686	66,024	(2,338)	(3.5)%	$(3.3)	$0.9	$0.9	$(0.9)
GM Cruise	50	—	50	n.m.				$0.1
GM Financial	7,259	6,899	360	5.2%				$0.4
Eliminations	(57)	(64)	7	10.9%		$0.1		$—
Total net sales and revenue	$70,938	$72,859	$(1,921)	(2.6)%	$(3.3)	$0.9	$0.9	$(0.5)
________
n.m. = not meaningful

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2019	June 30, 2018			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$24,371	$24,796	$425	1.7%	$1.1	$(0.5)	$(0.3)	$0.1
GMI	3,633	5,051	1,418	28.1%	$0.3	$0.1	$0.8	$0.2
Corporate	32	101	69	68.3%		$—	$—	$0.1
GM Cruise	292	157	(135)	(86.0)%			$(0.1)
Eliminations	(1)	(34)	(33)	(97.1)%		$—
Total automotive and other cost of sales	$28,327	$30,071	$1,744	5.8%	$1.4	$(0.4)	$0.4	$0.4

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	June 30, 2019	June 30, 2018			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$49,342	$49,090	$(252)	(0.5)%	$1.8	$(1.0)	$(1.4)	$0.3
GMI	6,662	10,823	4,161	38.4%	$0.7	$0.2	$2.9	$0.4
Corporate	67	96	29	30.2%		$—	$—	$0.1
GM Cruise	487	305	(182)	(59.7)%			$(0.2)
Eliminations	(2)	(59)	(57)	(96.6)%		$(0.1)	$—
Total automotive and other cost of sales	$56,556	$60,255	$3,699	6.1%	$2.5	$(0.9)	$1.3	$0.8

In the three months ended June 30, 2019 favorable Cost was due primarily to: (1) decreased engineering and other costs of $0.6 billion, primarily related to cost savings associated with transformation activities; (2) a benefit of $0.4 billion related to the retrospective recoveries of indirect taxes in Brazil; (3) favorable material performance of $0.2 billion related to carryover vehicles; and (4) charges of $0.2 billion primarily related to restructuring actions in Korea in 2018; partially offset by (5) increased material cost of $0.4 billion related to vehicles launched within the last twelve months incorporating significant exterior and/or interior changes (Majors); (6) charges of $0.4 billion primarily related to supplier-related charges and accelerated depreciation resulting from transformation activities; and (7) increased raw material and freight costs related to carryover vehicles of $0.2 billion. In the three months ended June 30, 2019 favorable Other was due to the foreign currency effect resulting from the weakening of other currencies against the U.S. Dollar.

In the six months ended June 30, 2019 favorable Cost was due primarily to: (1) a benefit of $1.2 billion related to the retrospective recoveries of indirect taxes in Brazil; (2) charges of $1.1 billion primarily related to employee separation charges and asset impairments in Korea in 2018; (3) decreased engineering and other costs of $0.9 billion, primarily related to cost savings associated with transformation activities; and (4) favorable material performance of $0.4 billion related to carryover vehicles; partially offset by (5) charges of $1.1 billion primarily related to accelerated depreciation and supplier-related charges resulting from transformation activities; (6) increased material cost of $0.8 billion related to Majors; and (7) increased raw material and freight costs related to carryover vehicles of $0.4 billion. In the six months ended June 30, 2019 favorable Other was due to the foreign currency effect resulting from the weakening of the Brazilian Real and other currencies against the U.S. Dollar.

Automotive and other selling, general and administrative expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2019	June 30, 2018		%	June 30, 2019	June 30, 2018		%
Automotive and other selling, general and administrative expense	$2,102	$2,216	$114	5.1%	$4,201	$4,588	$387	8.4%

In the six months ended June 30, 2019 Automotive and other selling, general and administrative decreased due primarily to cost savings related to transformation activities.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2019	June 30, 2018		%	June 30, 2019	June 30, 2018		%
Interest income and other non-operating income, net	$364	$930	$(566)	(60.9)%	$1,169	$1,479	$(310)	(21.0)%

In the three months ended June 30, 2019 Interest income and other non-operating income, net decreased due primarily to unfavorable revaluation of investments of $0.2 billion, decreased non-service pension income of $0.2 billion and decreased income from licensing agreements of $0.2 billion.

In the six months ended June 30, 2019 Interest income and other non-operating income, net decreased due primarily to decreased non-service pension income of $0.4 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The impact of the revaluation of investments is as follows:

	Three Months Ended		Favorable/ (Unfavorable)	Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2019	June 30, 2018		June 30, 2019	June 30, 2018
Gains (losses) related to Lyft	$(65)	$142	$(207)	$220	$142	$78
Gains related to PSA Warrants	32	27	5	171	153	18
Total gains (losses) on revaluation of investments	$(33)	$169	$(202)	$391	$295	$96

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2019	June 30, 2018		%	June 30, 2019	June 30, 2018		%
Income tax expense	$524	$519	$(5)	(1.0)%	$661	$985	$324	32.9%

In the six months ended June 30, 2019 Income tax expense decreased due primarily to tax benefits related to a release of valuation allowance, tax settlements and benefits from foreign dividends.

GM North America

	Three Months Ended		Favorable / (Unfavorable)%		Variance Due To
	June 30, 2019	June 30, 2018			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$28,324	$28,501	$(177)	(0.6)%	$(1.5)	$1.0	$0.5		$(0.2)
EBIT-adjusted	$3,022	$2,670	$352	13.2%	$(0.4)	$0.5	$0.5	$(0.1)	$(0.1)
EBIT-adjusted margin	10.7%	9.4%	1.3%
	(Vehicles in thousands)
Wholesale vehicle sales	870	923	(53)	(5.7)%

	Six Months Ended		Favorable / (Unfavorable)%		Variance Due To
	June 30, 2019	June 30, 2018			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$55,689	$56,319	$(630)	(1.1)%	$(2.5)	$1.5	$0.7		$(0.3)
EBIT-adjusted	$4,918	$4,903	$15	0.3%	$(0.7)	$0.5	$0.7	$(0.4)	$—
EBIT-adjusted margin	8.8%	8.7%	0.1%
	(Vehicles in thousands)
Wholesale vehicle sales	1,729	1,816	(87)	(4.8)%

GMNA Total Net Sales and Revenue In the three months ended June 30, 2019 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes related to a decrease in sales of passenger cars, primarily discontinued models, and planned downtime of full-size pickup trucks, partially offset by an increase in sales of crossover vehicles; partially offset by (2) favorable mix associated with a decrease in sales of passenger cars; and (3) favorable pricing for Majors of $0.4 billion.

In the six months ended June 30, 2019 Total net sales and revenue decreased due primarily to: (1) decreased net wholesale volumes due to a decrease in sales of passenger cars, fleet vehicles and full-size SUVs due to planned downtime, partially offset by an increase in sales of crossover vehicles; and (2) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Canadian Dollar against the U.S. Dollar; partially offset by (3) favorable mix associated with a decrease in sales of passenger cars and an increase in sales of full-size pickup trucks, partially offset by a decrease in sales of full-size SUVs; and (4) favorable pricing for Majors of $0.7 billion.

GMNA EBIT-Adjusted In the three months ended June 30, 2019 EBIT-adjusted increased due primarily to: (1) favorable mix; and (2) favorable pricing; partially offset by (3) decreased net wholesale volumes; and (4) unfavorable Cost due to increased vehicle content for Majors of $0.4 billion and decreased non-service pension income of $0.2 billion, partially offset by engineering, administrative, and other cost savings primarily related to transformation activities and favorable materials performance related to carryover vehicles of $0.2 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2019 EBIT-adjusted increased due primarily to: (1) favorable pricing; and (2) favorable mix associated with a decrease in sales of passenger cars and an increase in sales of full size pickup trucks, partially offset by a decrease in sales of full-size SUVs, fleet customer mix and other mix; partially offset by (3) decreased net wholesale volumes; and (4) unfavorable Cost due to increased vehicle content for Majors of $0.8 billion, increased raw material and freight costs of $0.3 billion related to carryover vehicles, decreased non-service pension income of $0.3 billion partially offset by engineering, administrative, and other cost savings primarily related to transformation activities and favorable materials performance related to carryover vehicles of $0.3 billion.

GM International

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2019	June 30, 2018		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$4,047	$4,758	$(711)	(14.9)%	$(0.3)	$(0.2)	$0.1		$(0.3)
EBIT (loss)-adjusted	$(48)	$143	$(191)	n.m.	$—	$(0.2)	$0.1	$0.3	$(0.4)
EBIT (loss)-adjusted margin	(1.2)%	3.0%	(4.2)%
Equity income — Automotive China	$235	$592	$(357)	(60.3)%
EBIT (loss)-adjusted — excluding Equity income	$(283)	$(449)	$166	37.0%
	(Vehicles in thousands)
Wholesale vehicle sales	259	281	(22)	(7.8)%
__________
n.m. = not meaningful

	Six Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2019	June 30, 2018		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$7,897	$9,606	$(1,709)	(17.8)%	$(0.8)	$(0.6)	$0.3		$(0.6)
EBIT (loss)-adjusted	$(17)	$332	$(349)	n.m.	$(0.1)	$(0.4)	$0.3	$0.7	$(0.7)
EBIT (loss)-adjusted margin	(0.2)%	3.5%	(3.7)%
Equity income — Automotive China	$611	$1,189	$(578)	(48.6)%
EBIT (loss)-adjusted — excluding Equity income	$(628)	$(857)	$229	26.7%
	(Vehicles in thousands)
Wholesale vehicle sales	495	547	(52)	(9.5)%
__________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT (loss)-adjusted above.

GMI Total Net Sales and Revenue In the three months ended June 30, 2019 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes in Argentina primarily driven by lower industry volumes and in Asia/Pacific, partially offset by increased volumes in Brazil primarily due to increased sales of the Chevrolet Onix; (2) unfavorable mix in Brazil due primarily to increased sales of the Chevrolet Onix and in Asia/Pacific; and (3) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Argentine Peso and Brazilian Real against the U.S. Dollar.

In the six months ended June 30, 2019 Total net sales and revenue decreased due primarily to: (1) decreased wholesale volumes in Argentina primarily driven by lower industry volumes and in Asia/Pacific, partially offset by increased volumes in Brazil primarily due to increased sales of the Chevrolet Onix; (2) unfavorable mix in Brazil due primarily to increased sales of the Chevrolet Onix, in the Middle East due primarily to decreased sales of SUVs and in Asia/Pacific; and (3) unfavorable Other due primarily to the foreign currency effect resulting from the weakening of the Brazilian Real and Argentine Peso against the U.S. Dollar; partially offset by (4) favorable pricing related to carryover vehicles in Argentina and Brazil.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMI EBIT (Loss)-Adjusted In the three months ended June 30, 2019 EBIT (loss)-adjusted increased due primarily to: (1) unfavorable mix in Asia/Pacific, the Middle East and Brazil; (2) unfavorable Other due primarily to decreased equity income; partially offset by (3) favorable fixed cost primarily in Korea, Australia and Argentina.

In the six months ended June 30, 2019 EBIT (loss)-adjusted increased due primarily to: (1) unfavorable mix; (2) unfavorable Other due primarily to decreased equity income and the foreign currency effect resulting from the weakening of the Argentine Peso against the U.S. Dollar; partially offset by (3) favorable fixed cost primarily in Korea, Australia and Argentina; and (4) favorable pricing.

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

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Wholesale vehicle sales, including vehicles exported to markets outside of China	731	943	1,587	2,009
Total net sales and revenue	$9,002	$12,601	$19,148	$26,320
Net income	$499	$1,194	$1,266	$2,371

GM Cruise

	Three Months Ended		Favorable / (Unfavorable)%		Six Months Ended		Favorable / (Unfavorable)%
	June 30, 2019	June 30, 2018			June 30, 2019	June 30, 2018
Total net sales and revenue(a)	$25	$—	$25	n.m.	$50	$—	$50	n.m.
EBIT (loss)-adjusted	$(279)	$(154)	$(125)	(81.2)%	$(448)	$(320)	$(128)	(40.0)%
__________
n.m. = not meaningful

(a)	Reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three and six months ended June 30, 2019.

GM Cruise EBIT (Loss)-Adjusted In the three months and six months ended June 30, 2019 EBIT (loss)-adjusted increased due primarily to increased engineering costs as we progress towards the commercialization of autonomous vehicles.

GM Financial

	Three Months Ended		Increase / (Decrease)%		Six Months Ended		Increase/ (Decrease)%
	June 30, 2019	June 30, 2018			June 30, 2019	June 30, 2018
Total revenue	$3,639	$3,488	$151	4.3%	$7,259	$6,899	$360	5.2%
Provision for loan losses	$179	$128	$51	39.8%	$354	$264	$90	34.1%
EBT-adjusted	$536	$536	$—	—%	$895	$979	$(84)	(8.6)%
Average debt outstanding (dollars in billions)	$92.5	$83.7	$8.8	10.5%	$92.4	$82.6	$9.8	11.9%
Effective rate of interest paid	4.1%	3.8%	0.3%		4.1%	3.7%	0.4%

GM Financial Revenue In the three months ended June 30, 2019 total revenue increased due primarily to increased finance charge income of $0.1 billion due to growth in the retail and commercial finance receivables portfolios.

In the six months ended June 30, 2019 total revenue increased due primarily to increased finance charge income of $0.2 billion due to growth in the retail and commercial finance receivables portfolios.

GM Financial EBT-Adjusted In the six months ended June 30, 2019 EBT-adjusted decreased due primarily to increased interest expense of $0.4 billion due to an increase in the average debt outstanding resulting from growth in earning assets as well as an increase in the effective rate of interest on debt, partially offset by increased finance charge income of $0.2 billion due to growth in the retail and commercial finance receivables portfolios.

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

Our known current and future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $8.0 to $9.0 billion in 2019 as well as payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls, the settlements of the multi-district litigation and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (4) dividend payments on our common stock that are declared by our Board of Directors; and (5) payments to purchase shares of our common stock authorized by our Board of Directors.

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

In January 2017 we announced that our Board of Directors had authorized the purchase of up to $5.0 billion of our common stock with no expiration date as part of our common stock repurchase program. We have completed $1.6 billion of the $5.0 billion program through June 30, 2019.

Cash flows occur amongst our Automotive, GM Cruise and GM Financial operations that are eliminated when we consolidate our cash flows. Such eliminations include, among other things, collections by Automotive on wholesale accounts receivables financed by dealers through GM Financial, payments between Automotive and GM Financial for accounts receivables transferred by Automotive to GM Financial, dividends issued by GM Financial to Automotive and Automotive cash injections in GM Cruise. The presentation of Automotive liquidity, GM Cruise liquidity and GM Financial liquidity presented below includes the impact of cash transactions amongst the sectors that are ultimately eliminated in consolidation.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our credit facilities totaled $19.5 billion and $16.5 billion at June 30, 2019 and December 31, 2018. GM Financial has exclusive use of our 364–day $2.0 billion credit facility. Total automotive credit under the facilities was $17.5 billion and $14.5 billion at June 30, 2019 and December 31, 2018. In January 2019 we executed a new three-year unsecured revolving credit facility with an initial borrowing capacity of $3.0 billion, reducing to $2.0 billion in July 2020. The facility is to fund costs related to transformation activities announced in November 2018 and to provide additional financial flexibility. In the three and six months ended June 30, 2019, we borrowed $0.3 billion and $0.7 billion against this facility to support transformation related disbursements. We did not have any borrowings against our other facilities at June 30, 2019 and December 31, 2018. In April 2019 we renewed our 364–day $2.0 billion credit facility for an additional 364-day term.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We had letters of credit outstanding under our sub-facility of $0.3 billion at June 30, 2019 and December 31, 2018. GM Financial had access to our revolving credit facilities, except for the $3.0 billion facility executed in January 2019, but did not have borrowings outstanding under them at June 30, 2019 and December 31, 2018. We had intercompany loans from GM Financial of $0.6 billion at June 30, 2019 and December 31, 2018, which consisted primarily of commercial loans to dealers we consolidate, and we had no intercompany loans to GM Financial. Refer to Note 4 of our condensed consolidated financial statements for additional information.

The following table summarizes our available liquidity (dollars in billions):

	June 30, 2019	December 31, 2018
Automotive cash and cash equivalents	$11.4	$13.7
Marketable securities	6.1	6.0
Automotive cash, cash equivalents and marketable securities(a)(b)	17.5	19.6
GM Cruise cash and cash equivalents(c)	2.1	2.3
GM Cruise marketable securities(c)(d)	0.9	—
Available liquidity	20.5	21.9
Available under credit facilities	16.5	14.2
Total available liquidity(a)	$37.0	$36.1
__________

(a)	Amounts do not sum due to rounding.

(b)	Includes $0.5 billion and $0.6 billion that is designated exclusively to fund capital expenditures in GM Korea at June 30, 2019 and December 31, 2018.

(c)	Amounts are designated exclusively for the use of GM Cruise.

(d)	Amounts do not include $0.1 billion of GM Cruise's investment in GM Stock at June 30, 2019 and December 31, 2018.

The following table summarizes the changes in our Automotive available liquidity (excluding GM Cruise, dollars in billions):

Six Months Ended June 30, 2019
Operating cash flow	$1.6
Capital expenditures	(3.4)
Dividends paid	(1.1)
GM investment in GM Cruise	(0.7)
Borrowings against credit facilities	0.7
Other non-operating	0.8
Increase in available credit facilities	2.3
Total change in automotive available liquidity	$0.2

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Cash Flow (Dollars in billions)

	Six Months Ended		Change
	June 30, 2019	June 30, 2018
Operating Activities
Income from continuing operations	$4.2	$3.0	$1.2
Depreciation, amortization and impairment charges	3.8	3.0	0.8
Pension and OPEB activities	(0.9)	(1.6)	0.7
Working capital	(4.6)	(1.7)	(2.9)
Accrued and other liabilities and income taxes	—	0.4	(0.4)
Other	(0.9)	(0.2)	(0.7)
Net automotive cash provided by operating activities	$1.6	$2.9	$(1.3)

In the six months ended June 30, 2019 the decrease in Net automotive cash provided by operating activities was due primarily to: (1) unfavorable accounts receivable of $1.4 billion and inventory of $1.1 billion; and (2) unfavorable dividends received from our nonconsolidated affiliates of $1.1 billion, due primarily to payment timing; partially offset by (3) favorable pre-tax earnings of $1.0 billion; (4) favorable pension contributions of $0.3 billion; and (5) several other insignificant items.

	Six Months Ended		Change
	June 30, 2019	June 30, 2018
Investing Activities
Capital expenditures	$(3.4)	$(4.3)	$0.9
Acquisitions and liquidations of marketable securities, net	(0.1)	1.3	(1.4)
GM investment in GM Cruise	(0.7)	(1.1)	0.4
Other	0.1	(0.3)	0.4
Net automotive cash used in investing activities	$(4.1)	$(4.4)	$0.3

In the six months ended June 30, 2019 capital expenditures decreased due primarily to the 2018 investment related to the launch of full-size trucks.

	Six Months Ended		Change
	June 30, 2019	June 30, 2018
Financing Activities
Net proceeds from short-term debt	$1.5	$0.5	$1.0
Dividends paid and payments to purchase common stock	(1.1)	(1.2)	0.1
Proceeds from KDB investment in GM Korea	—	0.4	(0.4)
Other	(0.3)	(0.4)	0.1
Net automotive cash provided by (used in) financing activities	$0.1	$(0.7)	$0.8

Adjusted Automotive Free Cash Flow

We measure adjusted automotive free cash flow as automotive operating cash flow from continuing operations less capital expenditures adjusted for management actions. For the six months ended June 30, 2019, net automotive cash provided by operating activities under U.S. GAAP was $1.6 billion, capital expenditures were $3.4 billion, and an adjustment for management actions related to transformation activities primarily in GMNA was $0.5 billion.

For the six months ended June 30, 2018, net automotive cash provided by operating activities under U.S. GAAP was $2.9 billion, capital expenditures were $4.3 billion, and an adjustment for management actions related to restructuring in Korea was $0.7 billion.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investor Service and Standard & Poor's. In April 2019 DBRS Limited upgraded our corporate rating and revolving credit facilities

GENERAL MOTORS COMPANY AND SUBSIDIARIES

rating to BBB (high) from BBB and revised their outlook to Stable from Positive. All other credit ratings remained unchanged since December 31, 2018.

GM Cruise Liquidity

The following table summarizes the changes in our GM Cruise available liquidity (dollars in billions):

Six Months Ended June 30, 2019
Operating cash flow	$(0.4)
Issuance of GM Cruise preferred shares	0.4
GM investment in GM Cruise	0.7
Total change in GM Cruise available liquidity	$0.7

When GM Cruise's autonomous vehicles are ready for commercial deployment, The Vision Fund is obligated to purchase additional GM Cruise Preferred Shares for $1.35 billion.

GM Cruise Cash Flow (Dollars in billions)

	Six Months Ended		Change
	June 30, 2019	June 30, 2018
Net cash used in operating activities	$(0.4)	$(0.3)	$(0.1)
Net cash used in investing activities	$(0.9)	$—	$(0.9)
Net cash provided by financing activities	$1.1	$2.3	$(1.2)
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

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$3.6	$4.9
Borrowing capacity on unpledged eligible assets	20.0	18.0
Borrowing capacity on committed unsecured lines of credit	0.5	0.3
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$26.1	$25.2

In the six months ended June 30, 2019 available liquidity increased due primarily to an increase in borrowing capacity on new and renewed secured revolving credit facilities, resulting from the issuance of securitizations and unsecured debt.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at June 30, 2019. Refer to the Automotive Liquidity section of this MD&A for additional details.

GM Financial Cash Flow (Dollars in billions)

	Six Months Ended		Change
	June 30, 2019	June 30, 2018
Net cash provided by operating activities	$4.3	$3.6	$0.7
Net cash used in investing activities	$(4.3)	$(7.9)	$3.6
Net cash provided by (used in) financing activities	$(0.8)	$4.5	$(5.3)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2019 Net cash provided by operating activities increased due primarily to a decrease in net collateral posted for derivative positions of $0.7 billion as a result of favorable changes in interest rates on GM Financial's collateralized derivative portfolio.

In the six months ended June 30, 2019 Net cash used in investing activities decreased due primarily to: (1) increased collections on finance receivables of $4.5 billion; (2) increased proceeds from the termination of leased vehicles of $1.1 billion; and (3) decreased purchases of leased vehicles of $0.9 billion; partially offset by (4) increased purchases of finance receivables of $3.0 billion.

In the six months ended June 30, 2019 Net cash used in financing activities increased due primarily to an increase in payments, net of borrowings of $5.2 billion.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Equity Price Risk We are subject to equity price risk due to market price volatility related to our investment in Lyft and PSA warrants. The fair value of investments with exposure to equity price risk was $2.1 billion at June 30, 2019. In March 2019 Lyft filed for an initial public offering, which significantly increased the volatility in the fair value of our investment in Lyft. Our investment in Lyft is valued based on the quoted market price, less a discount for transfer restrictions calculated using a put option pricing model, and our investment in PSA warrants is valued based on a Black-Scholes formula. We estimate that a 10% adverse change in quoted security prices in Lyft and PSA Group would impact our investment in Lyft by $0.1 billion and our PSA warrants by $0.1 billion.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2019. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting Earlier this year, we initiated actions to enhance our close, consolidation, planning and reporting processes through the implementation of a suite of new systems and system architectures. On January 1, 2019, we updated our forecast and planning processes, inclusive of our year-over-year operating result changes discussed in the MD&A. On May 1, 2019, we updated our close, consolidation and financial reporting systems, processes and related internal controls. For additional information refer to the "Risk Factors" section of our 2018 Form 10-K.

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

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended June 30, 2019:

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
April 1, 2019 through April 30, 2019	50,115	$38.58	—	$3.4 billion
May 1, 2019 through May 31, 2019	1,359,347	$38.89	—	$3.4 billion
June 1, 2019 through June 30, 2019	782,971	$35.67	—	$3.4 billion
Total	2,192,433	$37.73	—
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
10.1†
Amended and Restated 364-Day Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre Limited, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed April 16, 2019
Incorporated by Reference
10.2	Third Amended and Restated Limited Liability Company Agreement of GM Cruise Holdings LLC, dated May 7, 2019	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith
_________

†
Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Controller and Chief Accounting Officer
Date:	August 1, 2019