Form 10-Q
period 2019-09-30
General Motors Co
filed 2019-10-29
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	GM	New York Stock Exchange
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 15, 2019 there were 1,428,784,056 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales and revenue
Automotive	$31,817	$32,276	$95,503	$98,242
GM Financial	3,656	3,515	10,908	10,408
Total net sales and revenue (Note 2)	35,473	35,791	106,411	108,650
Costs and expenses
Automotive and other cost of sales	28,174	28,533	84,730	88,788
GM Financial interest, operating and other expenses	2,987	3,064	9,437	9,074
Automotive and other selling, general and administrative expense	2,008	2,584	6,209	7,172
Total costs and expenses	33,169	34,181	100,376	105,034
Operating income	2,304	1,610	6,035	3,616
Automotive interest expense	206	161	582	470
Interest income and other non-operating income, net	169	651	1,338	2,130
Equity income (Note 7)	315	530	1,000	1,815
Income before income taxes	2,582	2,630	7,791	7,091
Income tax expense (Note 14)	271	100	932	1,085
Income from continuing operations	2,311	2,530	6,859	6,006
Loss from discontinued operations, net of tax (Note 18)	—	—	—	70
Net income	2,311	2,530	6,859	5,936
Net loss attributable to noncontrolling interests	40	4	67	34
Net income attributable to stockholders	$2,351	$2,534	$6,926	$5,970

Net income attributable to common stockholders	$2,313	$2,503	$6,813	$5,910

Earnings per share (Note 17)
Basic earnings per common share – continuing operations	$1.62	$1.77	$4.79	$4.24
Basic loss per common share – discontinued operations	$—	$—	$—	$0.05

Basic earnings per common share	$1.62	$1.77	$4.79	$4.19
Weighted-average common shares outstanding – basic	1,428	1,412	1,422	1,410

Diluted earnings per common share – continuing operations	$1.60	$1.75	$4.74	$4.18
Diluted loss per common share – discontinued operations	$—	$—	$—	$0.05

Diluted earnings per common share	$1.60	$1.75	$4.74	$4.13
Weighted-average common shares outstanding – diluted	1,442	1,431	1,439	1,431

Dividends declared per common share	$0.38	$0.38	$1.14	$1.14

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$2,311	$2,530	$6,859	$5,936
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	(357)	(209)	(140)	(503)
Defined benefit plans	120	59	162	286
Other comprehensive income (loss), net of tax	(237)	(150)	22	(217)
Comprehensive income	2,074	2,380	6,881	5,719
Comprehensive loss attributable to noncontrolling interests	50	4	87	39
Comprehensive income attributable to stockholders	$2,124	$2,384	$6,968	$5,758

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$20,051	$20,844
Marketable debt securities (Note 3)	6,725	5,966
Accounts and notes receivable, net	6,924	6,549
GM Financial receivables, net (Note 4; Note 8 at VIEs)	28,017	26,850
Inventories (Note 5)	11,797	9,816
Other current assets (Note 3; Note 8 at VIEs)	7,051	5,268
Total current assets	80,565	75,293
Non-current Assets
GM Financial receivables, net (Note 4; Note 8 at VIEs)	25,743	25,083
Equity in net assets of nonconsolidated affiliates (Note 7)	8,496	9,215
Property, net	37,969	38,758
Goodwill and intangible assets, net	5,408	5,579
Equipment on operating leases, net (Note 6; Note 8 at VIEs)	42,527	43,559
Deferred income taxes	23,783	24,082
Other assets (Note 3; Note 8 at VIEs)	7,038	5,770
Total non-current assets	150,964	152,046
Total Assets	$231,529	$227,339

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$21,406	$22,297
Short-term debt and current portion of long-term debt (Note 9)
Automotive	2,890	935
GM Financial (Note 8 at VIEs)	31,884	30,956
Accrued liabilities	28,072	28,049
Total current liabilities	84,252	82,237
Non-current Liabilities
Long-term debt (Note 9)
Automotive	12,448	13,028
GM Financial (Note 8 at VIEs)	57,244	60,032
Postretirement benefits other than pensions (Note 12)	5,301	5,370
Pensions (Note 12)	10,223	11,538
Other liabilities	13,290	12,357
Total non-current liabilities	98,506	102,325
Total Liabilities	182,758	184,562
Commitments and contingencies (Note 13)
Equity (Note 16)
Common stock, $0.01 par value	14	14
Additional paid-in capital	25,928	25,563
Retained earnings	27,609	22,322
Accumulated other comprehensive loss	(8,997)	(9,039)
Total stockholders’ equity	44,554	38,860
Noncontrolling interests	4,217	3,917
Total Equity	48,771	42,777
Total Liabilities and Equity	$231,529	$227,339

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Income from continuing operations	$6,859	$6,006
Depreciation and impairment of Equipment on operating leases, net	5,573	5,633
Depreciation, amortization and impairment charges on Property, net	5,259	4,390
Foreign currency remeasurement and transaction (gains) losses	(170)	280
Undistributed earnings of nonconsolidated affiliates, net	243	185
Pension contributions and OPEB payments	(789)	(1,750)
Pension and OPEB income, net	(351)	(940)
Provision for deferred taxes	234	680
Change in other operating assets and liabilities	(5,310)	(5,258)
Net cash provided by operating activities	11,548	9,226
Cash flows from investing activities
Expenditures for property	(4,852)	(6,562)
Available-for-sale marketable securities, acquisitions	(3,130)	(2,313)
Available-for-sale marketable securities, liquidations	2,587	4,637
Purchases of finance receivables, net	(19,027)	(17,297)
Principal collections and recoveries on finance receivables	17,088	11,776
Purchases of leased vehicles, net	(12,488)	(13,051)
Proceeds from termination of leased vehicles	9,983	8,094
Other investing activities	148	(25)
Net cash used in investing activities – continuing operations	(9,691)	(14,741)
Net cash provided by investing activities – discontinued operations	—	166
Net cash used in investing activities	(9,691)	(14,575)
Cash flows from financing activities
Net increase in short-term debt	756	1,695
Proceeds from issuance of debt (original maturities greater than three months)	27,835	32,801
Payments on debt (original maturities greater than three months)	(29,432)	(25,408)
Proceeds from issuance of subsidiary preferred stock	463	1,753
Dividends paid	(1,792)	(1,690)
Other financing activities	(175)	(539)
Net cash provided by (used in) financing activities	(2,345)	8,612
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(109)	(253)
Net increase (decrease) in cash, cash equivalents and restricted cash	(597)	3,010
Cash, cash equivalents and restricted cash at beginning of period	23,496	17,848
Cash, cash equivalents and restricted cash at end of period	$22,899	$20,858

Significant Non-cash Investing and Financing Activity
Non-cash property additions – continuing operations	$3,435	$4,284

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2018	$14	$25,371	$17,627	$(8,011)	$1,199	$36,200
Adoption of accounting standards	—	—	(1,046)	(98)	—	(1,144)
Net income	—	—	1,046	—	(6)	1,040
Other comprehensive income	—	—	—	28	(1)	27
Purchase of common stock	—	(44)	(56)	—	—	(100)
Cash dividends paid on common stock	—	—	(536)	—	—	(536)
Dividends to noncontrolling interests	—	—	—	—	(30)	(30)
Other	—	10	(7)	—	(2)	1
Balance at March 31, 2018	14	25,337	17,028	(8,081)	1,160	35,458
Net income	—	—	2,390	—	(24)	2,366
Other comprehensive loss	—	—	—	(90)	(4)	(94)
Issuance of preferred stock (Note 16)	—	—	—	—	1,261	1,261
Cash dividends paid on common stock	—	—	(535)	—	—	(535)
Dividends to noncontrolling interests	—	—	—	—	(7)	(7)
Other	—	128	(10)	—	69	187
Balance at June 30, 2018	14	25,465	18,873	(8,171)	2,455	38,636
Net income	—	—	2,534	—	(4)	2,530
Other comprehensive loss	—	—	—	(150)	—	(150)
Issuance of preferred stock (Note 16)	—	—	—	—	492	492
Cash dividends paid on common stock	—	—	(537)	—	—	(537)
Dividends to noncontrolling interests	—	—	—	—	(69)	(69)
Other	—	38	(5)	—	(27)	6
Balance at September 30, 2018	$14	$25,503	$20,865	$(8,321)	$2,847	$40,908

Balance at January 1, 2019	$14	$25,563	$22,322	$(9,039)	$3,917	$42,777
Net income	—	—	2,157	—	(12)	2,145
Other comprehensive income	—	—	—	190	(5)	185
Stock based compensation	—	95	(6)	—	—	89
Cash dividends paid on common stock	—	—	(539)	—	—	(539)
Dividends to noncontrolling interests	—	—	—	—	(18)	(18)
Other	—	3	5	—	(9)	(1)
Balance at March 31, 2019	14	25,661	23,939	(8,849)	3,873	44,638
Net income	—	—	2,418	—	(15)	2,403
Other comprehensive income	—	—	—	79	(5)	74
Issuance of preferred stock (Note 16)	—	—	—	—	408	408
Stock based compensation	—	78	(9)	—	—	69
Cash dividends paid on common stock	—	—	(540)	—	—	(540)
Dividends to noncontrolling interests	—	—	—	—	(23)	(23)
Other	—	26	(1)	—	35	60
Balance at June 30, 2019	14	25,765	25,807	(8,770)	4,273	47,089
Net income	—	—	2,351	—	(40)	2,311
Other comprehensive loss	—	—	—	(227)	(10)	(237)
Issuance of preferred stock (Note 16)	—	—	—	—	49	49
Stock based compensation	—	90	(6)	—	—	84
Cash dividends paid on common stock	—	—	(543)	—	—	(543)
Dividends to noncontrolling interests	—	—	—	—	(62)	(62)
Other	—	73	—	—	7	80
Balance at September 30, 2019	$14	$25,928	$27,609	$(8,997)	$4,217	$48,771

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation
General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells trucks, crossovers, cars and automobile parts worldwide and is investing in and growing an autonomous vehicle business. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our continuing operations through the following operating segments: GM North America (GMNA), GM International Operations (GMIO), GM South America (GMSA), Cruise, and GM Financial. Our GMSA and GMIO operating segments are reported as one, combined international segment, GM International (GMI). Cruise, formerly GM Cruise, is our global segment responsible for the development and commercialization of autonomous vehicle technology. Nonsegment operations and Maven, our ride- and car-sharing business, are classified as Corporate. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain nonsegment-specific revenues and expenses.

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

Refer to Note 13 for information on our operating leases at September 30, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Accounting Standards Not Yet Adopted In June 2016 the Financial Accounting Standards Board issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires entities to use a new impairment model based on Current Expected Credit Losses (CECL) rather than incurred losses. We plan to adopt ASU 2016-13 on January 1, 2020 on a modified retrospective basis. Estimated credit losses under CECL will consider relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount, resulting in recognition of lifetime expected credit losses upon loan origination. We are currently validating and refining our process for our implementation of ASU 2016-13. Upon adoption, we expect to record an adjustment that will increase our allowance for credit losses between $700 million and $900 million, with an after-tax reduction to Retained earnings between $500 million and $700 million. The amount of the adjustment is heavily dependent on the volume, credit mix and seasoning of our loan portfolio.

Note 2. Revenue
The following table disaggregates our revenue by major source for revenue generating segments:

	Three Months Ended September 30, 2019
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$26,825	$3,519	$—	$30,344	$—	$—	$—	$30,344
Used vehicles	345	31	—	376	—	—	—	376
Services and other	801	244	52	1,097	25	—	(25)	1,097
Automotive net sales and revenue	27,971	3,794	52	31,817	25	—	(25)	31,817
Leased vehicle income	—	—	—	—	—	2,515	—	2,515
Finance charge income	—	—	—	—	—	1,043	(2)	1,041
Other income	—	—	—	—	—	101	(1)	100
GM Financial net sales and revenue	—	—	—	—	—	3,659	(3)	3,656
Net sales and revenue	$27,971	$3,794	$52	$31,817	$25	$3,659	$(28)	$35,473

	Three Months Ended September 30, 2018
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations	Total
Vehicle, parts and accessories	$26,273	$4,226	$2	$30,501	$—	$(11)	$30,490
Used vehicles	582	23	—	605	—	(1)	604
Services and other	795	333	54	1,182	—	—	1,182
Automotive net sales and revenue	27,650	4,582	56	32,288	—	(12)	32,276
Leased vehicle income	—	—	—	—	2,501	—	2,501
Finance charge income	—	—	—	—	917	(2)	915
Other income	—	—	—	—	100	(1)	99
GM Financial net sales and revenue	—	—	—	—	3,518	(3)	3,515
Net sales and revenue	$27,650	$4,582	$56	$32,288	$3,518	$(15)	$35,791

	Nine Months Ended September 30, 2019
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$79,763	$10,830	$—	$90,593	$—	$—	$—	$90,593
Used vehicles	1,549	95	—	1,644	—	—	—	1,644
Services and other	2,348	766	152	3,266	75	—	(75)	3,266
Automotive net sales and revenue	83,660	11,691	152	95,503	75	—	(75)	95,503
Leased vehicle income	—	—	—	—	—	7,536	—	7,536
Finance charge income	—	—	—	—	—	3,038	(6)	3,032
Other income	—	—	—	—	—	344	(4)	340
GM Financial net sales and revenue	—	—	—	—	—	10,918	(10)	10,908
Net sales and revenue	$83,660	$11,691	$152	$95,503	$75	$10,918	$(85)	$106,411

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Nine Months Ended September 30, 2018
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations	Total
Vehicle, parts and accessories	$79,029	$13,320	$12	$92,361	$—	$(36)	$92,325
Used vehicles	2,506	138	—	2,644	—	(34)	2,610
Services and other	2,434	730	143	3,307	—	—	3,307
Automotive net sales and revenue	83,969	14,188	155	98,312	—	(70)	98,242
Leased vehicle income	—	—	—	—	7,445	—	7,445
Finance charge income	—	—	—	—	2,667	(5)	2,662
Other income	—	—	—	—	305	(4)	301
GM Financial net sales and revenue	—	—	—	—	10,417	(9)	10,408
Net sales and revenue	$83,969	$14,188	$155	$98,312	$10,417	$(79)	$108,650

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales increased revenue by $560 million and were insignificant in the three months ended September 30, 2019 and 2018.

Contract liabilities in our Automotive segments primarily consist of maintenance, extended warranty and other service contracts. We recognized revenue of $434 million and $1.3 billion related to contract liabilities in the three and nine months ended September 30, 2019 and $426 million and $1.2 billion in the three and nine months ended September 30, 2018. We expect to recognize revenue of $464 million in the three months ending December 31, 2019 and $806 million, $465 million and $580 million in the years ending December 31, 2020, 2021 and thereafter related to contract liabilities at September 30, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 3. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities which approximates cost:

	Fair Value Level	September 30, 2019	December 31, 2018
Cash and cash equivalents
Cash and time deposits(a)		$8,388	$7,254
Available-for-sale debt securities
U.S. government and agencies	2	1,846	4,656
Corporate debt	2	5,923	3,791
Sovereign debt	2	1,435	1,976
Total available-for-sale debt securities – cash equivalents		9,204	10,423
Money market funds	1	2,459	3,167
Total cash and cash equivalents(b)		$20,051	$20,844
Marketable debt securities
U.S. government and agencies	2	$1,770	$1,230
Corporate debt	2	3,716	3,478
Mortgage and asset-backed	2	807	695
Sovereign debt	2	432	563
Total available-for-sale debt securities – marketable securities(c)		$6,725	$5,966
Restricted cash
Cash and cash equivalents		$282	$260
Money market funds	1	2,566	2,392
Total restricted cash		$2,848	$2,652

Available-for-sale debt securities included above with contractual maturities(d)
Due in one year or less		$10,708
Due between one and five years		4,414
Total available-for-sale debt securities with contractual maturities		$15,122

__________

(a)	Includes $481 million and $616 million that is designated exclusively to fund capital expenditures in GM Korea Company (GM Korea) at September 30, 2019 and December 31, 2018.

(b)	Includes $2.2 billion and $2.3 billion in Cruise at September 30, 2019 and December 31, 2018.

(c)	Includes $586 million in Cruise at September 30, 2019.

(d)	Excludes mortgage- and asset-backed securities.

Proceeds from the sale of available-for-sale debt investments sold prior to maturity were $535 million and $1.7 billion in the three months ended September 30, 2019 and 2018 and $1.6 billion and $3.6 billion in the nine months ended September 30, 2019 and 2018. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three and nine months ended September 30, 2019 and 2018. Cumulative unrealized gains and losses on available-for-sale debt securities were insignificant at September 30, 2019 and December 31, 2018.

Our remaining investment in Lyft, Inc. (Lyft) was measured at fair value at September 30, 2019 using Lyft’s quoted market price, a Level 1 input. The restrictions on selling or transferring the investment expired on August 19, 2019 and the fair value measurement no longer reflects a discount for the lack of marketability, a Level 3 input. The fair value of this investment was $679 million, included in Other current assets, and $884 million, included in Other assets, at September 30, 2019 and December 31, 2018. We recorded an unrealized loss of $291 million and $71 million in Interest income and other non-operating income, net in the three and nine months ended September 30, 2019 and an unrealized gain of $142 million in the nine months ended September 30, 2018. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk for exposure to equity price market risk.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

September 30, 2019
Cash and cash equivalents	$20,051
Restricted cash included in Other current assets	2,300
Restricted cash included in Other assets	548
Total	$22,899

Note 4. GM Financial Receivables and Transactions

	September 30, 2019			December 31, 2018
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
Finance receivables, collectively evaluated for impairment, net of fees	$39,507	$12,756	$52,263	$38,220	$12,235	$50,455
Finance receivables, individually evaluated for impairment, net of fees(b)	2,390	40	2,430	2,348	41	2,389
GM Financial receivables	41,897	12,796	54,693	40,568	12,276	52,844
Less: allowance for loan losses(b)	(856)	(77)	(933)	(844)	(67)	(911)
GM Financial receivables, net	$41,041	$12,719	$53,760	$39,724	$12,209	$51,933

Fair value of GM Financial receivables utilizing Level 2 inputs			$12,719			$12,209
Fair value of GM Financial receivables utilizing Level 3 inputs			$41,557			$39,430

__________

(a)
Net of dealer cash management balances of $1.2 billion and $922 million at September 30, 2019 and December 31, 2018. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

(b)
Retail finance receivables individually evaluated for impairment, net of fees are classified as troubled debt restructurings. The allowance for loan losses included $337 million and $321 million of specific allowances on these receivables at September 30, 2019 and December 31, 2018.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Allowance for loan losses at beginning of period	$957	$873	$911	$942
Provision for loan losses	150	180	504	444
Charge-offs	(300)	(285)	(888)	(878)
Recoveries	134	130	411	398
Effect of foreign currency	(8)	2	(5)	(6)
Allowance for loan losses at end of period	$933	$900	$933	$900

The allowance for loan losses on retail and commercial finance receivables included a collective allowance of $585 million and $586 million and a specific allowance of $348 million and $325 million at September 30, 2019 and December 31, 2018. Refer to Note 1 for expected impact of adoption of ASU 2016-13.

Retail Finance Receivables We use proprietary scoring systems in the underwriting process that measure the credit quality of retail finance receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g., FICO score or its equivalent) and contract characteristics. We also consider other factors such as employment history, financial stability and capacity to pay. Subsequent to origination we review the credit quality of retail finance receivables based on customer payment activity. At September 30, 2019 and December 31, 2018, 24% and 25% of retail finance receivables were from consumers with sub-prime credit scores, which are defined as a FICO score or its equivalent of less than 620 at the time of loan origination.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $853 million and $888 million at September 30, 2019 and December 31, 2018. The following table summarizes the contractual amount of delinquent retail finance receivables, which is not significantly different than the recorded investment of the retail finance receivables:

	September 30, 2019		September 30, 2018
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,252	3.0%	$1,302	3.5%
Greater-than-60 days delinquent	514	1.2%	498	1.3%
Total finance receivables more than 30 days delinquent	1,766	4.2%	1,800	4.8%
In repossession	48	0.1%	53	0.1%
Total finance receivables more than 30 days delinquent or in repossession	$1,814	4.3%	$1,853	4.9%

Commercial Finance Receivables Our commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. Dealers in Group VI are subject to additional restrictions on funding, including suspension of lines of credit and liquidation of assets. The commercial finance receivables on non-accrual status were insignificant at September 30, 2019 and December 31, 2018. The following table summarizes the credit risk profile by dealer risk rating of the commercial finance receivables:

		September 30, 2019	December 31, 2018
Group I	– Dealers with superior financial metrics	$1,924	$2,192
Group II	– Dealers with strong financial metrics	5,273	4,399
Group III	– Dealers with fair financial metrics	3,994	4,064
Group IV	– Dealers with weak financial metrics	1,199	1,116
Group V	– Dealers warranting special mention due to elevated risks	332	422
Group VI	– Dealers with loans classified as substandard, doubtful or impaired	74	83
		$12,796	$12,276

Transactions with GM Financial The following table shows transactions between our Automotive segments and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	September 30, 2019	December 31, 2018
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$502	$445
Finance receivables from GM subsidiaries	$70	$134
Subvention receivable(b)	$692	$727
Commercial loan funding payable	$61	$61

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$153	$142	$448	$409
Leased vehicle subvention earned	$814	$827	$2,467	$2,438
__________

(a)	All balance sheet amounts are eliminated upon consolidation.

(b)
Cash paid by Automotive segments to GM Financial for subvention was $1.0 billion and $1.1 billion for the three months ended September 30, 2019 and 2018 and $3.1 billion and $2.8 billion for the nine months ended September 30, 2019 and 2018.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial's Board of Directors declared a $400 million dividend on its common stock on October 24, 2019, which we received on October 25, 2019.

Note 5. Inventories

	September 30, 2019	December 31, 2018
Total productive material, supplies and work in process	$5,313	$4,274
Finished product, including service parts	6,484	5,542
Total inventories	$11,797	$9,816

Note 6. Equipment on Operating Leases
Equipment on operating leases primarily consists of leases to retail customers of GM Financial. The current portion of net equipment on operating leases is included in Other current assets.

	September 30, 2019	December 31, 2018
Equipment on operating leases	$53,935	$55,282
Less: accumulated depreciation	(11,276)	(11,476)
Equipment on operating leases, net	$42,659	$43,806

Depreciation expense related to Equipment on operating leases, net was $1.8 billion and $1.9 billion in the three months ended September 30, 2019 and 2018 and $5.6 billion in the nine months ended September 30, 2019 and 2018.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Lease receipts under operating leases	$1,852	$5,996	$3,471	$1,084	$79	$3	$12,485

Note 7. Equity in Net Assets of Nonconsolidated Affiliates

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Automotive China equity income	$282	$485	$893	$1,674
Other joint ventures equity income	33	45	107	141
Total Equity income	$315	$530	$1,000	$1,815

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2018.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$9,695	$11,461	$28,843	$37,781
Automotive China JVs' net income	$455	$999	$1,721	$3,370
Dividends declared but not paid from our nonconsolidated affiliates were $580 million and an insignificant amount at September 30, 2019 and December 31, 2018. Dividends received from our nonconsolidated affiliates were $303 million and insignificant in the three months ended September 30, 2019 and 2018 and $1.2 billion and $2.0 billion in the nine months ended September 30, 2019 and 2018. Undistributed earnings from our nonconsolidated affiliates were $2.1 billion and $2.3 billion at September 30, 2019 and December 31, 2018.

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

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	September 30, 2019	December 31, 2018
Restricted cash – current	$2,106	$1,876
Restricted cash – non-current	$478	$504
GM Financial receivables, net of fees – current	$19,401	$18,304
GM Financial receivables, net of fees – non-current	$13,036	$14,008
GM Financial equipment on operating leases, net	$17,603	$21,781
GM Financial short-term debt and current portion of long-term debt	$21,116	$21,087
GM Financial long-term debt	$17,786	$21,417

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

Note 9. Debt

Automotive The following table presents debt in our automotive operations:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Automotive debt	$14,993	$16,018	$13,435	$12,700
Finance lease liabilities	345	571	528	831
Total automotive debt	$15,338	$16,589	$13,963	$13,531
Fair value utilizing Level 1 inputs		$13,335		$11,693
Fair value utilizing Level 2 inputs		$3,254		$1,838

Finance lease assets in Property, net were $370 million at September 30, 2019. Finance lease costs were insignificant and $128 million in the three and nine months ended September 30, 2019. Finance lease right of use assets obtained in exchange for lease obligations were $140 million in the nine months ended September 30, 2019. Undiscounted future lease obligations related to finance leases are $108 million in the three months ending December 31, 2019, $196 million in aggregate for the years 2020 to 2023 and $372 million thereafter, with imputed interest of $331 million at September 30, 2019. The weighted-average discount rate on finance leases was 10.5% and the weighted-average remaining lease term was 12.0 years at September 30, 2019.

In January 2019 we executed a new three-year committed unsecured revolving credit facility with an initial borrowing capacity of $3.0 billion, reducing to $2.0 billion in July 2020. The facility is being used to fund costs related to transformation activities announced in November 2018 and to provide additional financial flexibility. In the nine months ended September 30, 2019 we borrowed $700 million against this facility to support transformation-related disbursements. In April 2019 we renewed our 364-

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

day $2.0 billion credit facility for an additional 364-day term. This facility has been allocated for exclusive use by GM Financial since April 2018.

GM Financial The following table presents debt of GM Financial:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$39,029	$39,265	$42,835	$42,835
Unsecured debt	50,099	50,954	48,153	47,556
Total GM Financial debt	$89,128	$90,219	$90,988	$90,391

Fair value utilizing Level 2 inputs		$88,388		$88,305
Fair value utilizing Level 3 inputs		$1,831		$2,086

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for additional information on GM Financial's involvement with VIEs. In the nine months ended September 30, 2019, GM Financial entered into new or renewed credit facilities with a total net additional borrowing capacity of $225 million, which had substantially the same terms as existing debt, and GM Financial issued $14.2 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.83% and maturity dates ranging from 2022 to 2026.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the nine months ended September 30, 2019, GM Financial issued $6.5 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.65% and maturity dates ranging from 2021 to 2029.

The principal amount outstanding of GM Financial's commercial paper in the U.S. was $1.0 billion and $1.2 billion at September 30, 2019 and December 31, 2018.

Each of the revolving credit facilities and the indentures governing GM Financial's notes contain terms and covenants, including limitations on GM Financial's ability to incur certain liens.

Note 10. Derivative Financial Instruments
Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	September 30, 2019	December 31, 2018
Derivatives not designated as hedges(a)
Foreign currency	2	$5,251	$2,710
Commodity	2	758	658
PSA warrants(b)	2	43	45
Total derivative financial instruments		$6,052	$3,413
__________

(a)
The fair value of these derivative instruments at September 30, 2019 and December 31, 2018 and the gains/losses included in our condensed consolidated income statements for the three and nine months ended September 30, 2019 and 2018 were insignificant, unless otherwise noted.

(b)
The fair value of the warrants issued by Peugeot, S.A. (PSA Group), included in Other assets was $1.0 billion and $827 million at September 30, 2019 and December 31, 2018. We recorded gains in Interest income and other non-operating income, net of $51 million and $171 million in the three months ended September 30, 2019 and 2018 and $222 million and $324 million in the nine months ended September 30, 2019 and 2018.

We estimate the fair value of the PSA warrants using a Black-Scholes formula. The significant inputs to the model include the PSA stock price and the estimated dividend yield. We are entitled to receive any dividends declared by PSA through the conversion date upon exercise of the warrants.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial The following table presents the notional amounts of GM Financial's derivative financial instruments:

	Fair Value Level	September 30, 2019	December 31, 2018
Derivatives designated as hedges(a)
Fair value hedges – interest rate swaps(b)	2	$10,702	$9,533
Fair value hedges – foreign currency swaps(b)	2	1,744	1,829
Cash flow hedges
Interest rate swaps	2	553	768
Foreign currency swaps(c)	2	4,269	2,075
Derivatives not designated as hedges(a)
Interest rate contracts(d)	2	86,848	99,666
Total derivative financial instruments(e)		$104,116	$113,871
__________

(a)
The fair value of these derivative instruments at September 30, 2019 and December 31, 2018 and the gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.

(b)
The fair value of these derivative instruments located in Other assets was $384 million and insignificant at September 30, 2019 and December 31, 2018. The fair value of these derivative instruments located in Other liabilities was insignificant and $291 million at September 30, 2019 and December 31, 2018.

(c)	The fair value of these derivative instruments located in Other liabilities was $241 million and insignificant at September 30, 2019 and December 31, 2018.

(d)
The fair value of these derivative instruments located in Other assets was $302 million and $372 million at September 30, 2019 and December 31, 2018. The fair value of these derivative instruments located in Other liabilities was $384 million and $520 million at September 30, 2019 and December 31, 2018.

(e)
GM Financial held $258 million and insignificant amounts of collateral from counterparties available for netting against GM Financial's asset positions, and posted insignificant amounts and $451 million of collateral to counterparties available for netting against GM Financial's liability positions at September 30, 2019 and December 31, 2018.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	September 30, 2019		December 31, 2018
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
GM Financial long-term debt	$20,453	$(135)	$17,923	$459
__________

(a)	Includes $131 million and $247 million of amortization remaining on hedged items for which hedge accounting has been discontinued at September 30, 2019 and December 31, 2018.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 11. Product Warranty and Related Liabilities

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Warranty balance at beginning of period	$7,439	$7,990	$7,590	$8,332
Warranties issued and assumed in period – recall campaigns	357	101	609	515
Warranties issued and assumed in period – product warranty	500	542	1,556	1,599
Payments	(754)	(723)	(2,214)	(2,175)
Adjustments to pre-existing warranties	101	(209)	79	(426)
Effect of foreign currency and other	(34)	(8)	(11)	(152)
Warranty balance at end of period	$7,609	$7,693	$7,609	$7,693

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at September 30, 2019. Refer to Note 13 for reasonably possible losses on Takata Corporation (Takata) matters.

Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$99	$38	$4	$83	$33	$5
Interest cost	566	148	54	513	112	49
Expected return on plan assets	(871)	(240)	—	(972)	(201)	—
Amortization of prior service cost (credit)	(1)	2	(3)	(1)	1	(4)
Amortization of net actuarial losses	2	31	7	2	35	14
Curtailments, settlements and other	—	119	—	—	18	—
Net periodic pension and OPEB (income) expense	$(205)	$98	$62	$(375)	$(2)	$64

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$295	$102	$12	$248	$138	$15
Interest cost	1,698	386	163	1,538	349	147
Expected return on plan assets	(2,610)	(627)	—	(2,917)	(621)	—
Amortization of prior service cost (credit)	(3)	4	(10)	(3)	3	(11)
Amortization of net actuarial losses	8	90	22	7	109	40
Curtailments, settlements and other	—	119	—	—	18	—
Net periodic pension and OPEB (income) expense	$(612)	$74	$187	$(1,127)	$(4)	$191

The curtailment and other charges recorded were primarily due to remeasurement of the General Motors Canada Company hourly pension plan as a result of transformation activities in the three and nine months ended September 30, 2019. Refer to Note 15 for additional information on transformation-related charges.

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income of $125 million and $401 million in the three months ended September 30, 2019 and 2018 and $587 million and $1.2 billion in the nine months ended September 30, 2019 and 2018 are presented in Interest income and other non-operating income, net.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 13. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At September 30, 2019 and December 31, 2018, we had accruals of $1.4 billion and $1.3 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly, adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

Proceedings Related to Ignition Switch Recall and Other Recalls In 2014 we announced various recalls relating to safety and other matters. Those recalls included recalls to repair ignition switches that could, under certain circumstances, unintentionally move from the “run” position to the “accessory” or “off” position with a corresponding loss of power, which could in turn prevent airbags from deploying in the event of a crash.

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

In August 2017, the Southern District granted our motion to dismiss the successor liability claims of plaintiffs in seven of the sixteen states at issue on the motion and called for additional briefing to decide whether plaintiffs' claims can proceed in the other nine states. In December 2017, the Southern District granted GM's motion and dismissed the plaintiffs' successor liability claims in an additional state, but found that there are genuine issues of material fact that prevent summary judgment for GM in eight other states. In January 2018, GM moved for reconsideration of certain portions of the Southern District's December 2017 summary judgment ruling. That motion was granted in April 2018, dismissing plaintiffs' successor liability claims in any state where New York law applies.

In September 2018, the Southern District granted our motion to dismiss claims for lost personal time (in 41 out of 47 jurisdictions) and certain unjust enrichment claims, but denied our motion to dismiss plaintiffs’ economic loss claims in 27 jurisdictions under the "manifest defect" rule. Significant summary judgment, class certification, and expert evidentiary motions remain at issue.

In August 2019, the Southern District granted our motion for summary judgment on plaintiffs’ economic loss “benefit of the bargain” damage claims (Southern District’s August 2019 Opinion). The Southern District held that plaintiffs’ conjoint analysis-based damages model failed to establish that plaintiffs suffered difference-in-value damages and without such evidence, plaintiffs’ difference-in-value damage claims fail under the laws of all three bellwether states: California, Missouri and Texas. As a result, the Southern District adjourned the January 2020 bellwether trial date. Later in August 2019, the bellwether plaintiffs filed a motion requesting that the Southern District reconsider its summary judgment decision or allow an interlocutory appeal if reconsideration is denied. GM filed its opposition to plaintiffs’ motion in October 2019.

In September 2019, GM filed an updated motion for summary judgment on plaintiffs’ remaining economic loss claims that were not addressed in the Southern District’s August 2019 Opinion and renewed its evidentiary motion seeking to strike the opinions of plaintiff’s expert on plaintiffs’ alleged “lost time” damages associated with having the recall repairs performed.

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

Contingently Issuable Shares  Under the Amended and Restated Master Sale and Purchase Agreement between GM and MLC, GM may be obligated to issue additional shares (Adjustment Shares) of our common stock if allowed general unsecured claims against the MLC GUC Trust (GUC Trust), as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions), which amounts to approximately $1.1 billion based on the GM share price as of October 15, 2019. The GUC Trust stated in public filings that allowed general unsecured claims were approximately $31.9 billion at June 30, 2019. In 2016 and 2017, certain personal injury and economic-loss plaintiffs filed motions in the Bankruptcy Court seeking authority to file late claims against the GUC Trust. In May 2018, the GUC Trust filed motions seeking the Bankruptcy Court’s approval of a proposed settlement with certain personal injury and economic-loss plaintiffs, approval of a notice relating to that proposed settlement and estimation of alleged personal injury and economic-loss late claims for the purpose of obtaining an order requiring GM to issue the maximum number of Adjustment Shares. GM vigorously contested each of these motions.

In September 2018, the Bankruptcy Court denied without prejudice the GUC Trust’s motions described above, finding that the settling parties first need to obtain class certification with respect to the economic loss late claims. In February 2019, the GUC Trust and certain plaintiffs filed a motion with the Bankruptcy Court requesting approval of a new settlement to obtain the maximum number of Adjustment Shares. In March 2019, we asserted several legal objections to this new settlement. In September 2019, the GUC Trust advised the Bankruptcy Court that it was formally terminating the February 2019 proposed class settlement with plaintiffs because it was no longer viable given the Southern District’s August 2019 Opinion and further briefing was moot.

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

The total amount accrued for the 2014 recalls at September 30, 2019 reflects amounts for a combination of settled but unpaid matters, and for the remaining unsettled investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls to the extent that such matters are probable and can be reasonably estimated. The amounts accrued for those unsettled investigations, claims, and/or lawsuits represent a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Korea Wage Litigation GM Korea is party to litigation with current and former hourly employees in the appellate court and Incheon District Court in Incheon, Korea. The group actions, which in the aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under Korean regulations. In 2012, the Seoul High Court (an intermediate-level appellate court) affirmed a decision in one of these group actions involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Korean Supreme Court). In 2014, the Korean Supreme Court largely agreed with GM’s legal arguments and remanded the case to the Seoul High Court for consideration consistent with earlier Korean Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. In 2015, on reconsideration, the Seoul High Court held in GM Korea’s favor, after which the plaintiffs appealed to the Korean Supreme Court. The Korean Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $570 million at September 30, 2019. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory frameworks change.

GM Korea is also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation and whether to include fixed bonuses in the calculation of Ordinary Wages. In 2017, the Seoul High Court held that certain workers are not barred from filing retroactive wage claims. GM Korea appealed this ruling to the Korean Supreme Court. The Korean Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

to be approximately $160 million at September 30, 2019. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory frameworks change.

GM Korea is also party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018, the Korean labor authorities issued an adverse administrative order finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed that order. At September 30, 2019, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $170 million, which was substantially consistent with prior period amounts. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $130 million at September 30, 2019. We are currently unable to estimate any possible loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

GM Brazil Indirect Tax Claim In February and April 2019, the Superior Judicial Court of Brazil rendered favorable decisions on a case brought by GM Brazil challenging whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The decisions will allow the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from August 2001 to December 2014. As a result of the favorable decisions, we recorded pre-tax recoveries of $857 million and $380 million in Automotive and other cost of sales in the three months ended March 31, 2019 and June 30, 2019. In August 2019, the Superior Judicial Court of Brazil rendered a favorable decision on another GM Brazil case, granting GM Brazil the right to recover tax amounts collected by the government from January 2015 to February 2017. We recorded pre-tax recoveries of $123 million in Automotive and other cost of sales in the three months ended September 30, 2019. Timing on realization of these recoveries is dependent upon the timing of administrative approvals and generation of federal tax liabilities eligible for offset. The Brazilian IRS request for a Motion of Clarification on this matter has been scheduled to be determined by the Brazilian Supreme Court as early as December 2019. In addition, we expect third parties to make claims on some or all of the pre-tax recoveries, which GM intends to defend against.

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

There are several putative class actions pending against GM in federal courts in the U.S., the Provincial Courts in Canada and Israel alleging that various vehicles sold, including model year 2011-2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal, state and foreign emission standards. GM has also faced a series of additional lawsuits based primarily on allegations in the Duramax suit, including putative shareholder class actions claiming violations of federal securities law and a shareholder demand lawsuit. The securities lawsuits have been voluntarily dismissed by the plaintiffs in those actions. At this stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security which may range from $200 million to $500 million at September 30, 2019. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2019. We believe that appropriate accruals have

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $900 million at September 30, 2019.

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
Through October 15, 2019 we are aware of five putative class actions filed against GM in federal court in the U.S., one putative class action in Mexico, one putative class action in Israel and three putative class actions pending in various Provincial Courts in Canada arising out of allegations that airbag inflators manufactured by Takata are defective. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

Product Liability We recorded liabilities of $547 million and $531 million in Accrued liabilities and Other liabilities at September 30, 2019 and December 31, 2018 for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. Other than claims relating to the ignition switch recalls discussed above, we believe that any judgment against us involving our and MLC products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2019 to 2024 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on vehicles sold to date were $2.7 billion and $2.4 billion for these guarantees at September 30, 2019 and December 31, 2018, the majority of which relates to the indemnification agreements.

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

We periodically enter into agreements that incorporate indemnification provisions in the normal course of business. It is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. Insignificant amounts have been recorded for such obligations as the majority of them are not probable or estimable at this time and the fair value of the guarantees at issuance was insignificant. Refer to Note 18 for additional information on our indemnification obligations to PSA Group under the Master Agreement (the Agreement) between GM and PSA Group.

Operating Leases Our portfolio of leases primarily consists of real estate office space, manufacturing and warehousing facilities, land and equipment. Certain leases contain escalation clauses and renewal or purchase options, and generally our leases have no residual value guarantees or material covenants. We exclude leases with a term of one year or less from our balance sheet, and do not separate non-lease components from our real estate leases.

Rent expense under operating leases was $84 million and $266 million in the three and nine months ended September 30, 2019. Variable lease costs were insignificant in the three and nine months ended September 30, 2019. At September 30, 2019 operating lease right of use assets in Other assets were $1.2 billion, operating lease liabilities in Accrued liabilities were $243 million and non-current operating lease liabilities in Other liabilities were $1.0 billion. Operating lease right of use assets obtained in exchange for lease obligations were $470 million in the nine months ended September 30, 2019. Our undiscounted future lease obligations related to operating leases having initial terms in excess of one year are $67 million for the three months ending December 31, 2019 and $270 million, $246 million, $178 million, $166 million and $582 million for the years 2020, 2021, 2022, 2023 and thereafter, with imputed interest of $217 million at September 30, 2019. The weighted average discount rate was 4.2% and the weighted-average remaining lease term was 7.3 years at September 30, 2019. Payments for operating leases included in Net cash provided by (used in) operating activities were $271 million in the nine months ended September 30, 2019. Lease agreements that have not yet commenced were insignificant at September 30, 2019.

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

In the three months ended September 30, 2019 Income tax expense of $271 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation, partially offset by U.S. tax benefits from foreign activity. In the three months ended September 30, 2018 Income tax expense of $100 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation, partially offset by a $157 million tax change related to U.S. tax reform.

In the nine months ended September 30, 2019 Income tax expense of $932 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation, partially offset by U.S. tax benefits from foreign activity, tax settlements, and a release of valuation allowance. In the nine months ended September 30, 2018 Income tax expense of $1.1 billion was primarily due to tax expense attributable to entities included in our effective tax rate calculation, partially offset by a $157 million tax change related to U.S. tax reform.

At September 30, 2019 we had $23.1 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances.

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

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance at beginning of period	$919	$274	$1,122	$227
Additions, interest accretion and other	211	8	499	600
Payments	(162)	(72)	(645)	(567)
Revisions to estimates and effect of foreign currency	(30)	(3)	(38)	(53)
Balance at end of period	$938	$207	$938	$207

In the three and nine months ended September 30, 2019 restructuring and other initiatives primarily included actions related to our announced transformation activities, which includes the unallocation of products to certain manufacturing facilities and other employee separation programs. We recorded charges of $390 million, primarily in GMNA, in the three months ended September 30, 2019 consisting of $209 million, primarily in pension curtailment and other charges, which are not reflected in the table above, and $181 million, primarily in supplier-related charges, reflected in the table above. We recorded charges of $1.5 billion, primarily in GMNA, in the nine months ended September 30, 2019 consisting of $1.1 billion primarily in non-cash accelerated depreciation and pension curtailment and other charges, not reflected in the table above, and $421 million primarily in supplier-related charges, which are reflected in the table above. These programs have a total cost since inception of $2.9 billion and we expect to incur additional restructuring and other charges in the three months ending December 31, 2019 that range from $100 million to $300 million, primarily related to employee-related separation charges and accelerated depreciation. We incurred $645 million in cash outflows resulting from these restructuring actions, primarily for employee separation payments and supplier-related payments, in the nine months ended September 30, 2019. We expect additional cash outflows related to these activities of approximately $900 million to be substantially complete by the end of 2020.

In the nine months ended September 30, 2018 restructuring and other initiatives primarily included the closure of a facility and other restructuring actions in Korea. We recorded charges of $1.0 billion related to Korea in GMI, net of noncontrolling interests in the nine months ended September 30, 2018. These charges consisted of $537 million in non-cash asset impairments and other charges, not reflected in the table above, and $495 million in employee separation charges, which are reflected in the table above, in the nine months ended September 30, 2018. We incurred $748 million in cash outflows in the nine months ended September 30, 2018 and $775 million in cash outflows in the year ended December 31, 2018 resulting from these Korea restructuring actions primarily for employee separations and statutory pension payments. These programs were substantially complete at December 31, 2018.

Note 16. Stockholders' Equity and Noncontrolling Interests
We had 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance, and no shares of preferred stock and 1.4 billion shares of common stock issued and outstanding at September 30, 2019 and December 31, 2018.

Warrants At December 31, 2018 we had 15 million warrants outstanding that we issued in July 2009. The warrants were exercisable at any time prior to July 10, 2019 at an exercise price of $18.33 per share. Outstanding warrants expired on July 10, 2019.

In September 2018 GM Financial issued $500 million of Fixed-to-Floating Rate Cumulative Perpetual Stock, Series B, $0.01 par value, with liquidation preference of $1,000 per share. The preferred stock is classified as noncontrolling interests on our condensed consolidated financial statements. Dividends are paid semi-annually and began March 30, 2019 at a fixed rate of 6.50%.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Cruise Preferred Shares In May 2019, GM Cruise Holdings LLC (Cruise Holdings), our subsidiary, entered into a Purchase Agreement with SoftBank Vision Fund (AIV M2), L.P. (The Vision Fund), General Motors Holdings LLC, Honda Motor Co., Ltd. (Honda), and certain other investors pursuant to which Cruise Holdings received $1.1 billion in exchange for issuing Class F Preferred Shares (Cruise Class F Preferred Shares), including $687 million from General Motors Holdings LLC. In July 2019, regulatory approval was received resulting in an additional insignificant amount received from, and Cruise Class F Preferred Shares issued to, The Vision Fund in August 2019. Total proceeds from the issuance of Cruise Class F Preferred Shares were $1.2 billion, representing approximately 6.6% of the fully diluted equity of Cruise Holdings. All proceeds related to the Cruise Class F Preferred Shares are designated exclusively for working capital and general corporate purposes of Cruise. The Cruise Class F Preferred Shares participate pari passu with holders of Cruise Holdings common stock in any dividends declared. The Cruise Class F Preferred Shares have the right to vote on the election of one director, who is elected by the vote of a majority of the Cruise Holdings common stock and the Cruise Class F Preferred Shares. Prior to an initial public offering, the holders of Cruise Class F Preferred Shares are restricted from transferring the Cruise Class F Preferred Shares until May 7, 2023. The Cruise Class F Preferred Shares only convert into common stock of Cruise Holdings at specified exchange ratios upon occurrence of an initial public offering. No covenants or other events of default that can trigger redemption of the Class F Preferred Shares exist. The Cruise Class F Preferred Shares are entitled to receive the greater of their carrying value or a pro-rata share of any proceeds or distributions upon the occurrence of a merger, sale, liquidation or dissolution of Cruise Holdings. The Cruise Class F Preferred Shares are classified as noncontrolling interests in our condensed consolidated financial statements. At September 30, 2019, external investors held 17.3% of the fully diluted equity in Cruise Holdings.

In June 2018, Cruise Holdings issued $900 million of convertible preferred shares (Cruise Preferred Shares) to an affiliate of The Vision Fund, which subsequently assigned such shares to The Vision Fund. Immediately prior to the issuance of the Cruise Preferred Shares, we invested $1.1 billion in Cruise Holdings. When Cruise's autonomous vehicles are ready for commercial deployment, The Vision Fund is obligated to purchase additional Cruise Preferred Shares for $1.35 billion. All proceeds are designated exclusively for working capital and general corporate purposes of Cruise. Dividends are cumulative and accrue at an annual rate of 7% and are payable quarterly in cash or in-kind, at Cruise's discretion. The Cruise Preferred Shares are also entitled to participate in Cruise dividends above a defined threshold. Prior to an initial public offering, The Vision Fund is restricted from transferring the Cruise Preferred Shares until June 28, 2025. The Cruise Preferred Shares are classified as noncontrolling interests in our condensed consolidated financial statements.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,078)	$(1,826)	$(2,250)	$(1,606)
Other comprehensive loss and noncontrolling interests, net of reclassification adjustment, tax and impact of adoption of accounting standards(a)(b)(c)	(341)	(215)	(169)	(435)
Balance at end of period	$(2,419)	$(2,041)	$(2,419)	$(2,041)

Defined Benefit Plans
Balance at beginning of period	$(6,695)	$(6,290)	$(6,737)	$(6,398)
Other comprehensive income (loss) before reclassification adjustment, net of tax and impact of adoption of accounting standards(b)(c)	80	(4)	51	16
Reclassification adjustment, net of tax(b)	40	63	111	151
Other comprehensive income, net of tax and impact of adoption of accounting standards(b)(c)	120	59	162	167
Balance at end of period(d)	$(6,575)	$(6,231)	$(6,575)	$(6,231)

__________

(a)	The noncontrolling interests and reclassification adjustment were insignificant in the three and nine months ended September 30, 2019 and 2018.

(b)	The income tax effect was insignificant in the three and nine months ended September 30, 2019 and 2018.

(c)	Refer to our 2018 Form 10-K for additional information on adoption of accounting standards in 2018.

(d)	Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to the critical accounting estimates section of our 2018 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 17. Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Basic earnings per share
Income from continuing operations(a)	$2,351	$2,534	$6,926	$6,040
Less: cumulative dividends on subsidiary preferred stock	(38)	(31)	(113)	(60)
Income from continuing operations attributable to common stockholders	2,313	2,503	6,813	5,980
Loss from discontinued operations, net of tax	—	—	—	70
Net income attributable to common stockholders	$2,313	$2,503	$6,813	$5,910

Weighted-average common shares outstanding	1,428	1,412	1,422	1,410

Basic earnings per common share – continuing operations	$1.62	$1.77	$4.79	$4.24
Basic loss per common share – discontinued operations	$—	$—	$—	$0.05
Basic earnings per common share	$1.62	$1.77	$4.79	$4.19
Diluted earnings per share
Income from continuing operations attributable to common stockholders – diluted(a)	$2,313	$2,503	$6,813	$5,980
Loss from discontinued operations, net of tax – diluted	$—	$—	$—	$70
Net income attributable to common stockholders – diluted	$2,313	$2,503	$6,813	$5,910

Weighted-average common shares outstanding – basic	1,428	1,412	1,422	1,410
Dilutive effect of warrants and awards under stock incentive plans	14	19	17	21
Weighted-average common shares outstanding – diluted	1,442	1,431	1,439	1,431

Diluted earnings per common share – continuing operations	$1.60	$1.75	$4.74	$4.18
Diluted loss per common share – discontinued operations	$—	$—	$—	$0.05
Diluted earnings per common share	$1.60	$1.75	$4.74	$4.13
Potentially dilutive securities(b)	7	4	7	4

__________

(a)	Net of Net loss attributable to noncontrolling interests.

(b)
Potentially dilutive securities attributable to outstanding stock options and Restricted Stock Units (RSUs) were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

Note 18. Discontinued Operations
On July 31, 2017 we closed the sale of the Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business) to PSA Group. On October 31, 2017 we closed the sale of the European financing subsidiaries and branches (the Fincos, and together with the Opel/Vauxhall Business, the European Business) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. Our wholly owned subsidiary (the Seller) agreed to indemnify PSA Group for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Agreement and for certain other liabilities, including certain emissions and product liabilities. The Company entered into a guarantee for the benefit of PSA Group and pursuant to which the Company agreed to guarantee the Seller's obligation to indemnify PSA Group. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments.

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

We continue to purchase from and supply to PSA Group certain vehicles, parts and engineering services for a period of time following closing. The following table summarizes transactions with the Opel/Vauxhall Business:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales and revenue(a)	$140	$339	$1,008	$1,507
Purchases and expenses(a)	$243	$297	$648	$1,134
Cash payments(b)			$762	$1,483
Cash receipts(b)			$1,223	$1,926
__________

(a)	Included in Income from continuing operations.

(b)	Included in Net cash provided by operating activities.

Note 19. Segment Reporting

We analyze the results of our business through the following reportable segments: GMNA, GMI, Cruise and GM Financial. The chief operating decision maker evaluates the operating results and performance of our automotive segments and Cruise through earnings before interest and taxes (EBIT)-adjusted, which is presented net of noncontrolling interests. The chief operating decision maker evaluates GM Financial through earnings before income taxes (EBT)-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategic initiatives. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles attract customers to dealer showrooms and help maintain sales volumes for other, more profitable vehicles and contribute towards meeting required fuel efficiency standards. As a result of these and other factors, we do not manage our business on an individual brand or vehicle basis.

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

GMNA meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. GMI primarily meets the demands of customers outside North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet, GMC, and Holden brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily China, with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet, Jiefang and Wuling brands. Cruise, formerly GM Cruise, is our global segment responsible for the development and commercialization of autonomous vehicle technology, and includes autonomous vehicle-related engineering and other costs.

Our automotive interest income and interest expense, Maven, legacy costs from the Opel/Vauxhall Business (primarily pension costs), corporate expenditures and certain nonsegment-specific revenues and expenses are recorded centrally in Corporate. Corporate assets primarily consist of cash and cash equivalents, marketable debt securities, our investment in Lyft, PSA warrants, Maven vehicles and intercompany balances. Retained net underfunded pension liabilities related to the European Business are also recorded in Corporate. All intersegment balances and transactions have been eliminated in consolidation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following tables summarize key financial information by segment:

	At and For the Three Months Ended September 30, 2019
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$27,971	$3,794	$52		$31,817	$25	$3,659	$(28)	$35,473
Earnings (loss) before interest and taxes-adjusted	$3,023	$(65)	$(451)		$2,507	$(251)	$711	$(1)	$2,966
Adjustments(a)	$(359)	$92	$—		$(267)	$—	$—	$—	(267)
Automotive interest income									129
Automotive interest expense									(206)
Net (loss) attributable to noncontrolling interests									(40)
Income before income taxes									2,582
Income tax expense									(271)
Income from continuing operations									2,311
Loss from discontinued operations, net of tax									—
Net loss attributable to noncontrolling interests									40
Net income attributable to stockholders									$2,351

Equity in net assets of nonconsolidated affiliates	$85	$7,024	$6	$—	$7,115	$—	$1,381	$—	$8,496
Goodwill and intangibles	$2,488	$896	$1	$—	$3,385	$670	$1,353	$—	$5,408
Total assets	$115,995	$25,562	$34,309	$(56,381)	$119,485	$4,406	$109,099	$(1,461)	$231,529
Depreciation and amortization	$1,325	$133	$11	$—	$1,469	$7	$1,832	$—	$3,308
Impairment charges	$—	$1	$—	$—	$1	$—	$—	$—	$1
Equity income (loss)	$3	$279	$(6)	$—	$276	$—	$39	$—	$315
__________

(a)
Consists of restructuring and other charges related to transformation activities of $390 million, primarily in GMNA and a benefit of $123 million related to the retrospective recoveries of indirect taxes in Brazil in GMI.

	At and For the Three Months Ended September 30, 2018
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations	Total
Net sales and revenue	$27,650	$4,582	$56		$32,288	$—	$3,518	$(15)	$35,791
Earnings (loss) before interest and taxes-adjusted	$2,825	$139	$(94)		$2,870	$(214)	$498	$(1)	$3,153
Adjustments(a)	$—	$—	$(440)		$(440)	$—	$—	$—	(440)
Automotive interest income									82
Automotive interest expense									(161)
Net (loss) attributable to noncontrolling interests									(4)
Income before income taxes									2,630
Income tax expense									(100)
Income from continuing operations									2,530
Loss from discontinued operations, net of tax									—
Net loss attributable to noncontrolling interests									4
Net income attributable to stockholders									$2,534

Equity in net assets of nonconsolidated affiliates	$77	$7,770	$—	$—	$7,847	$—	$1,308	$—	$9,155
Goodwill and intangibles	$2,674	$939	$2	$—	$3,615	$679	$1,357	$—	$5,651
Total assets	$110,245	$25,780	$28,194	$(45,323)	$118,896	$2,567	$105,658	$(1,410)	$225,711
Depreciation and amortization	$1,251	$136	$12	$—	$1,399	$2	$1,904	$—	$3,305
Impairment charges	$—	$2	$6	$—	$8	$—	$—	$—	$8
Equity income	$2	$484	$—	$—	$486	$—	$44	$—	$530
__________

(a)	Consists of charges for ignition switch-related legal matters.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Nine Months Ended September 30, 2019
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$83,660	$11,691	$152		$95,503	$75	$10,918	$(85)	$106,411
Earnings (loss) before interest and taxes-adjusted	$7,941	$(82)	$(461)		$7,398	$(699)	$1,606	$(17)	$8,288
Adjustments(a)	$(1,478)	$1,299	$(2)		$(181)	$—	$—	$—	(181)
Automotive interest income									333
Automotive interest expense									(582)
Net (loss) attributable to noncontrolling interests									(67)
Income before income taxes									7,791
Income tax expense									(932)
Income from continuing operations									6,859
Loss from discontinued operations, net of tax									—
Net loss attributable to noncontrolling interests									67
Net income attributable to stockholders									$6,926

Depreciation and amortization	$4,803	$379	$36	$—	$5,218	$16	$5,579	$—	$10,813
Impairment charges	$15	$4	$—	$—	$19	$—	$—	$—	$19
Equity income (loss)	$7	$886	$(19)	$—	$874	$—	$126	$—	$1,000

__________

(a)
Consists of restructuring and other charges related to transformation activities of $1.5 billion, primarily in GMNA and a benefit of $1.4 billion related to the retrospective recoveries of indirect taxes in Brazil in GMI.

	At and For the Nine Months Ended September 30, 2018
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations	Total
Net sales and revenue	$83,969	$14,188	$155		$98,312	$—	$10,417	$(79)	$108,650
Earnings (loss) before interest and taxes-adjusted	$7,728	$471	$(187)		$8,012	$(534)	$1,477	$—	$8,955
Adjustments(a)	$—	$(1,138)	$(440)		$(1,578)	$—	$—	$—	(1,578)
Automotive interest income									218
Automotive interest expense									(470)
Net (loss) attributable to noncontrolling interests									(34)
Income before income taxes									7,091
Income tax expense									(1,085)
Income from continuing operations									6,006
Loss from discontinued operations, net of tax									(70)
Net loss attributable to noncontrolling interests									34
Net income attributable to stockholders									$5,970

Depreciation and amortization	$3,474	$426	$36	$—	$3,936	$5	$5,560	$—	$9,501
Impairment charges	$53	$463	$6	$—	$522	$—	$—	$—	$522
Equity income	$7	$1,667	$—	$—	$1,674	$—	$141	$—	$1,815
__________

(a)
Consists of charges of $1.1 billion related to restructuring actions in Korea in GMI, which is net of noncontrolling interest, and charges of $440 million for ignition switch-related legal matters in Corporate.

Note 20. Subsequent Event

On October 25, 2019 we entered into a new collectively bargained labor agreement (Labor Agreement) with the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW). The Labor Agreement, which has a term of four years, covers the wages, hours, benefits and other terms and conditions of employment for our UAW-represented employees. Among other provisions, the key terms of the Labor Agreement include lump sum payments to eligible employees and wage increases for eligible employees. Severance incentive programs will be offered to qualified employees based on employee interest, eligibility and management approval. We will make additional manufacturing investments of approximately $7.7 billion to create or retain more than 9,000 UAW jobs during the period of the Labor Agreement.

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

ETR-adjusted ETR-adjusted is used by management and can be used by investors to review the consolidated effective tax rate for our core operations on a consistent basis. ETR-adjusted is calculated as Income tax expense less the income tax related to the adjustments noted above for EBIT-adjusted and the income tax adjustments noted above for EPS-diluted-adjusted divided by Income before income taxes less adjustments. When we provide an expected adjusted effective tax rate, we do not provide an expected effective tax rate because the U.S. GAAP measure may include significant adjustments that are difficult to predict.

ROIC-adjusted ROIC-adjusted is used by management and can be used by investors to review our investment and capital allocation decisions. We define ROIC-adjusted as EBIT-adjusted for the trailing four quarters divided by ROIC-adjusted average net assets, which is considered to be the average equity balances adjusted for average automotive debt and interest liabilities, exclusive of finance leases; average automotive net pension and OPEB liabilities; and average automotive net income tax assets during the same period.

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

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,
	2019	2018	2019	2018	2019	2018	2018	2017
Net income (loss) attributable to stockholders	$2,351	$2,534	$2,418	$2,390	$2,157	$1,046	$2,044	$(5,151)
Loss from discontinued operations, net of tax	—	—	—	—	—	70	—	277
Income tax expense (benefit)	271	100	524	519	137	466	(611)	7,896
Automotive interest expense	206	161	195	159	181	150	185	145
Automotive interest income	(129)	(82)	(106)	(72)	(98)	(64)	(117)	(82)
Adjustments
Transformation activities(a)	390	—	361	—	790	—	1,327	—
GM Brazil indirect tax recoveries(b)	(123)	—	(380)	—	(857)	—	—	—
GMI restructuring(c)	—	—	—	196	—	942	—	—
Ignition switch recall and related legal matters(d)	—	440	—	—	—	—	—	—
Total adjustments	267	440	(19)	196	(67)	942	1,327	—
EBIT-adjusted	$2,966	$3,153	$3,012	$3,192	$2,310	$2,610	$2,828	$3,085
_________

(a)
These adjustments were excluded because of a strategic decision to accelerate our transformation for the future to strengthen our core business, capitalize on the future of personal mobility and drive significant cost efficiencies. The adjustments primarily consist of supplier-related charges and pension curtailment and other charges in the three months ended September 30, 2019, supplier-related charges and accelerated depreciation in the three months ended June 30, 2019, accelerated depreciation in the three months ended March 31, 2019 and employee separation charges and accelerated depreciation in the three months ended December 31, 2018.

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

(d)	This adjustment was excluded because of the unique events associated with the ignition switch recall, which included various investigations, inquiries and complaints from constituents.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$2,313	$1.60	$2,503	$1.75	$6,813	$4.74	$5,910	$4.13
Diluted loss per common share – discontinued operations	—	—	—	—	—	—	70	0.05
Adjustments(a)	267	0.18	440	0.31	181	0.12	1,578	1.10
Tax effect on adjustment(b)	(93)	(0.06)	(109)	(0.08)	(134)	(0.09)	(89)	(0.06)
Tax adjustment(c)	—	—	(157)	(0.11)	—	—	(157)	(0.11)
EPS-diluted-adjusted	$2,487	$1.72	$2,677	$1.87	$6,860	$4.77	$7,312	$5.11
________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of the MD&A for the details of each individual adjustment.

(b)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

(c)	This adjustment consists of a tax change related to U.S. tax reform in the three and nine months ended September 30, 2018.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended						Nine Months Ended
	September 30, 2019			September 30, 2018			September 30, 2019			September 30, 2018
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$2,582	$271	10.5%	$2,630	$100	3.8%	$7,791	$932	12.0%	$7,091	$1,085	15.3%
Adjustments(a)	268	93		440	109		185	134		1,619	89
Tax adjustment(b)		—			157			—			157
ETR-adjusted	$2,850	$364	12.8%	$3,070	$366	11.9%	$7,976	$1,066	13.4%	$8,710	$1,331	15.3%
________

(a)
Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of the MD&A for adjustment details. Net income attributable to noncontrolling interests included for these adjustments is insignificant in the three and nine months ended September 30, 2019 and $41 million in the nine months ended September 30, 2018. The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

(b)	Refer to the reconciliation of diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted within this section of the MD&A for adjustment details.

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	September 30, 2019	September 30, 2018
Net income (loss) attributable to stockholders	$9.0	$0.8
Average equity(a)	$42.8	$36.3
ROE	20.9%	2.3%
__________
(a)     Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income (loss) attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	September 30, 2019	September 30, 2018
EBIT-adjusted(a)	$11.1	$12.0
Average equity(b)	$42.8	$36.3
Add: Average automotive debt and interest liabilities (excluding finance leases)	14.8	14.2
Add: Average automotive net pension & OPEB liability	16.5	19.1
Less: Average automotive and other net income tax asset	(23.3)	(22.5)
ROIC-adjusted average net assets	$50.8	$47.1
ROIC-adjusted	21.9%	25.6%
__________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of the MD&A.

(b)	Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

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

Our collective bargaining agreement with the UAW, which was ratified in November 2015, expired on September 14, 2019. The UAW went on strike on September 16, 2019, causing subsequent stoppages to most vehicle production and parts distribution across our North America facilities. On October 25, 2019, the UAW ratified a new Labor Agreement. The Labor Agreement, which has a term of four years, covers the wages, hours, benefits and other terms and conditions of employment for our UAW-represented employees. The key terms and provisions of the Labor Agreement are:

•	Lump sum ratification bonus payments to eligible employees of $11,000 and eligible temporary employees of $4,500 in November 2019 totaling $0.5 billion;

•	Lump sum payments, equivalent to 4% of qualified earnings, to eligible employees in November 2019 and October 2021;

•	Lump sum payments of $1,000 to be made annually to eligible employees in June 2020 through June 2023;

•	Gross wage increases of 3% in 2020 and 2022 for eligible employees;

•	Detroit Hamtramck Assembly facility will remain open and receive a new product allocation. Lordstown Assembly, Baltimore Transmission and Warren Transmission facilities will close;

•	Cash severance incentive programs to qualified employees based on employee interest, eligibility and management approval; and

•	Additional manufacturing investments of approximately $7.7 billion to create or retain more than 9,000 UAW jobs during the period of the Labor Agreement.

Lump sum payments will be amortized over the term of the Labor Agreement. Restructuring charges for cash severance incentive programs will be recorded in the three months ending December 31, 2019 upon receipt of both employee acceptance and management approval.
We estimate that the lost vehicle production volumes and parts sales due to the UAW strike had an unfavorable impact of approximately $1.3 billion on our GMNA EBIT-adjusted in the three months ended September 30, 2019, which was partially offset by certain timing items of approximately $0.3 billion. In addition, we estimate an unfavorable impact to Net cash provided by operating activities in our condensed consolidated statement of cash flows of approximately $0.4 billion in the three months ended September 30, 2019. The UAW strike will also have a material impact on our results of operations for the three months ending December 31, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

For the year ending December 31, 2019 we expect EPS-diluted of between $4.28 and $4.69 and EPS-diluted-adjusted of between $4.50 and $4.80, which includes management's estimate of the impact of the UAW strike on this period. The following table reconciles expected EPS-diluted under U.S. GAAP to expected EPS-diluted-adjusted and includes the future impact of any currently expected adjustments:

Year Ending December 31, 2019
Diluted earnings per common share	$ 4.28-4.69
Adjustment - transformation activities	1.16-1.30
Adjustment - GM Brazil indirect tax recoveries	(0.95)
Tax effect on adjustments(a)	(0.13)-(0.10)
EPS-diluted-adjusted	$ 4.50-4.80
__________

(a)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

We face continuing market, operating and regulatory challenges in a number of countries across the globe due to, among other factors, weak economic conditions, competitive pressures, our product portfolio offerings, heightened emissions standards, labor disruptions, foreign exchange volatility, rising material prices, trade policy and political uncertainty. As a result of these conditions, we continue to strategically assess our performance and ability to achieve acceptable returns on our invested capital, as well as our cost structure in order to maintain a low breakeven point. Refer to Item 1A. Risk Factors of our 2018 Form 10-K for a discussion on these challenges.

In November 2018 we announced plans to accelerate steps to improve our overall business performance, including the reorganization of global product development staffs, the realignment of manufacturing capacity in response to market-related volume declines in passenger cars and a reduction of our salaried workforce. We expect these transformation activities to drive between $5.5 billion and $6.0 billion of annual cash savings by the end of 2020, resulting from reductions in Automotive and other cost of sales in our condensed consolidated financial statements, as well as reduced capital expenditures. We expect to meet our revised cost savings target of between $4.0 billion and $4.5 billion, to be achieved through staffing, manufacturing and product initiatives. As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These additional actions could give rise to future asset impairments or other charges, which may have a material impact on our results of operations. We have recorded cumulative charges of $2.9 billion related to these plans, including $1.5 billion in the nine months ended September 30, 2019, and expect to record additional charges of $0.1 billion to $0.3 billion in the three months ending December 31, 2019. These charges are primarily considered special for EBIT-adjusted, EPS diluted-adjusted, and adjusted automotive free cash flow purposes.

GMNA Industry sales in North America were 15.9 million units in the nine months ended September 30, 2019, representing a decrease of 1.6% compared to the corresponding period in 2018. U.S. industry sales were 13.1 million units in the nine months ended September 30, 2019, representing a decrease of 0.7% compared to the corresponding period in 2018. We expect industry unit sales in the U.S. to exceed 17 million for the full year.

Our total vehicle sales in the U.S., our largest market in North America, totaled 2.2 million units for market share of 16.4% in the nine months ended September 30, 2019, which was relatively flat compared to the corresponding period in 2018. We continue to lead the U.S. industry in market share.

GMI Industry sales in China were 18.3 million units in the nine months ended September 30, 2019, representing a 4.6% decrease compared to the corresponding period in 2018. Our total vehicle sales in China were 2.3 million units for a market share of 12.3% in the nine months ended September 30, 2019, representing a decrease of 1.6 percentage points compared to the corresponding period in 2018. Cadillac achieved 8.3% growth in vehicle sales in the nine months ended September 30, 2019 compared to the corresponding period in 2018. Buick, Chevrolet, Baojun and Wuling sales were softer amid a continued weak automotive industry since the second half of 2018. Additionally, Baojun and Wuling sales were impacted by unfavorable market shifts in vehicle segments. Our Automotive China JVs generated equity income of $0.9 billion in the nine months ended September 30, 2019. We expect China JV equity income in the six months ending December 31, 2019 to be generally in line with the six months ended June 30, 2019. We expect full-year 2019 industry sales to be down versus the prior year with a continuation of pricing pressures, a more challenging regulatory environment related to emissions, fuel consumption and new energy vehicles, and a weaker Chinese Yuan against the U.S. Dollar, which will continue to put pressure on our operations in China. We will continue to build upon our strong brands, network, and partnerships in China as well as continue to drive improvements in vehicle mix and cost.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Outside of China, industry sales were 19.4 million units in the nine months ended September 30, 2019, representing a decrease of 3.1% compared to the corresponding period in 2018, primarily due to decreased sales in India and Argentina. Our total vehicle sales outside of China were 0.9 million units for a market share of 4.7% in the nine months ended September 30, 2019, representing an increase of 0.3 percentage points compared to the corresponding period in 2018.

Cruise We are actively testing our autonomous vehicles in the U.S. Gated by safety and regulation, we continue to make significant progress towards commercialization of a network of on-demand autonomous vehicles in the U.S.

In 2019 Cruise Holdings entered into a purchase agreement with existing shareholders, including GM, and new third-party investors pursuant to which Cruise Holdings received $1.2 billion in exchange for issuing Cruise Class F Preferred Shares, including $0.7 billion from General Motors Holdings LLC. All proceeds are designated exclusively for working capital and general corporate purposes of Cruise. Refer to Note 16 to our condensed consolidated financial statements for further details.

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

Contingently Issuable Shares  Under the Amended and Restated Master Sale and Purchase Agreement between GM and MLC, GM may be obligated to issue Adjustment Shares of our common stock if allowed general unsecured claims against the GUC Trust, as estimated by the Bankruptcy Court, exceed $35.0 billion. Refer to Note 13 to our condensed consolidated financial statements for a description of the contingently issuable Adjustment Shares.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the nine months ended September 30, 2019, 33.5% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
GMNA	801	77.5%	843	74.5%	2,530	77.7%	2,659	76.1%
GMI	232	22.5%	289	25.5%	727	22.3%	836	23.9%
Total	1,033	100.0%	1,132	100.0%	3,257	100.0%	3,495	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes total industry vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Nine Months Ended
	September 30, 2019			September 30, 2018			September 30, 2019			September 30, 2018
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,443	739	16.6%	4,410	695	15.8%	13,127	2,151	16.4%	13,222	2,169	16.4%
Other	934	124	13.4%	982	139	14.2%	2,750	363	13.2%	2,906	404	13.9%
Total North America	5,377	863	16.1%	5,392	834	15.5%	15,877	2,514	15.8%	16,128	2,573	16.0%
Asia/Pacific, Middle East and Africa
China(a)	5,624	690	12.3%	6,304	836	13.3%	18,302	2,257	12.3%	19,184	2,680	14.0%
Other	5,250	139	2.6%	5,485	133	2.4%	16,145	418	2.6%	16,622	379	2.3%
Total Asia/Pacific, Middle East and Africa	10,874	829	7.6%	11,789	969	8.2%	34,447	2,675	7.8%	35,806	3,059	8.5%
South America
Brazil	721	124	17.2%	679	113	16.6%	2,029	346	17.0%	1,846	303	16.4%
Other	411	52	12.7%	466	61	13.1%	1,181	147	12.5%	1,512	203	13.4%
Total South America	1,132	176	15.5%	1,145	174	15.2%	3,210	493	15.4%	3,358	506	15.1%
Total in GM markets	17,383	1,868	10.7%	18,326	1,977	10.8%	53,534	5,682	10.6%	55,292	6,138	11.1%
Total Europe	4,533	1	—%	4,331	1	—%	14,634	3	—%	14,771	3	—%
Total Worldwide(b)	21,916	1,869	8.5%	22,657	1,978	8.7%	68,168	5,685	8.3%	70,063	6,141	8.8%
United States
Cars	1,185	83	7.0%	1,310	137	10.4%	3,734	306	8.2%	4,103	432	10.5%
Trucks(c)	1,157	357	30.8%	1,059	326	30.8%	3,308	986	29.8%	3,086	992	32.1%
Crossovers(c)	2,101	299	14.2%	2,041	232	11.4%	6,085	859	14.1%	6,033	745	12.3%
Total United States	4,443	739	16.6%	4,410	695	15.8%	13,127	2,151	16.4%	13,222	2,169	16.4%
China(a)
SGMS		348			416			1,102			1,284
SGMW and FAW-GM		342			420			1,155			1,396
Total China	5,624	690	12.3%	6,304	836	13.3%	18,302	2,257	12.3%	19,184	2,680	14.0%
__________

(a)	Includes sales by the Automotive China JVs SAIC General Motors Sales Co., Ltd. (SGMS), SAIC GM Wuling Automobile Co., Ltd. (SGMW) and FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM).

(b)	Cuba, Iran, North Korea, Sudan and Syria are subject to broad economic sanctions. Accordingly these countries are excluded from industry sales data and corresponding calculation of market share.

(c)	Certain industry vehicles have been reclassified between these vehicle segments. GM vehicles were not impacted by this change. The prior period has been recast to reflect the changes.

In the nine months ended September 30, 2019 we estimate we had the number one market share in each of North America and South America, and the number four market share in the Asia/Pacific, Middle East and Africa region, which included the number two market share in China.

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
GMNA	173	166	570	563
GMI	120	136	339	328
Total fleet sales	293	302	909	891

Fleet sales as a percentage of total vehicle sales	15.7%	15.3%	16.0%	14.5%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Used vehicle prices for the nine months ended September 30, 2019 decreased slightly compared to the same period in 2018. We expect used vehicle prices to decrease approximately 3% for the full year 2019 compared to 2018, primarily due to increases in the industry supply of used vehicles as well as increases in GM Financial's volume of lease terminations. The following table summarizes the estimated residual value and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	September 30, 2019			December 31, 2018
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$16,079	971	59.3%	$15,057	917	53.8%
Trucks	7,154	285	17.4%	7,299	296	17.4%
Cars	3,688	273	16.7%	4,884	379	22.3%
SUVs	3,970	109	6.6%	4,160	111	6.5%
Total	$30,891	1,638	100.0%	$31,400	1,703	100.0%

GM Financial's retail penetration in the U.S. decreased to 45% in the nine months ended September 30, 2019 from 47% in the corresponding period in 2018. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America was 70% in the nine months ended September 30, 2019 and 2018. In the nine months ended September 30, 2019 GM Financial's revenue consisted of leased vehicle income of 69%, retail finance charge income of 23% and commercial finance charge income of 5%.

Consolidated Results We review changes in our results of operations under five categories: volume, mix, price, cost and other. Volume measures the impact of changes in wholesale vehicle volumes driven by industry volume, market share and changes in dealer stock levels. Mix measures the impact of changes to the regional portfolio due to product, model, trim, country and option penetration in current year wholesale vehicle volumes. Price measures the impact of changes related to Manufacturer’s Suggested Retail Price and various sales allowances. Cost primarily includes: (1) material and freight; (2) manufacturing, engineering, advertising, administrative and selling and warranty expense; and (3) non-vehicle related activity. Other primarily includes foreign exchange and non-vehicle related automotive revenues as well as equity income or loss from our nonconsolidated affiliates. Refer to the regional sections of this MD&A for additional information.

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2019	September 30, 2018			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$27,971	$27,650	$321	1.2%	$(1.2)	$1.0	$0.6	$(0.1)
GMI	3,794	4,582	(788)	(17.2)%	$(0.8)	$0.1	$0.1	$(0.2)
Corporate	52	56	(4)	(7.1)%				$—
Automotive	31,817	32,288	(471)	(1.5)%	$(2.0)	$1.1	$0.7	$(0.3)
Cruise	25	—	25	n.m.				$—
GM Financial	3,659	3,518	141	4.0%				$0.1
Eliminations	(28)	(15)	(13)	(86.7)%				$—
Total net sales and revenue	$35,473	$35,791	$(318)	(0.9)%	$(2.0)	$1.1	$0.7	$(0.2)
________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2019	September 30, 2018			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$83,660	$83,969	$(309)	(0.4)%	$(3.7)	$2.5	$1.3	$(0.4)
GMI	11,691	14,188	(2,497)	(17.6)%	$(1.6)	$(0.5)	$0.4	$(0.9)
Corporate	152	155	(3)	(1.9)%				$—
Automotive	95,503	98,312	(2,809)	(2.9)%	$(5.3)	$2.0	$1.7	$(1.2)
Cruise	75	—	75	n.m.				$0.1
GM Financial	10,918	10,417	501	4.8%				$0.5
Eliminations	(85)	(79)	(6)	(7.6)%		$0.1		$(0.1)
Total net sales and revenue	$106,411	$108,650	$(2,239)	(2.1)%	$(5.3)	$2.1	$1.7	$(0.7)
________
n.m. = not meaningful

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2019	September 30, 2018			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$24,089	$23,708	$(381)	(1.6)%	$0.9	$(0.7)	$(0.7)	$0.2
GMI	3,814	4,587	773	16.9%	$0.7	$(0.1)	$0.2	$—
Corporate	16	42	26	61.9%		$—	$—	$—
Cruise	256	209	(47)	(22.5)%			$—
Eliminations	(1)	(13)	(12)	(92.3)%		$—	$—
Total automotive and other cost of sales	$28,174	$28,533	$359	1.3%	$1.5	$(0.8)	$(0.6)	$0.2

	Nine Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	September 30, 2019	September 30, 2018			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$73,431	$72,798	$(633)	(0.9)%	$2.7	$(1.7)	$(2.1)	$0.5
GMI	10,476	15,410	4,934	32.0%	$1.3	$0.1	$3.1	$0.5
Corporate	83	138	55	39.9%		$—	$—	$0.1
Cruise	743	514	(229)	(44.6)%			$(0.2)
Eliminations	(3)	(72)	(69)	(95.8)%		$—	$—
Total automotive and other cost of sales	$84,730	$88,788	$4,058	4.6%	$4.0	$(1.7)	$0.8	$1.0

In the three months ended September 30, 2019 unfavorable Cost was primarily due to: (1) an increase in large campaigns and other warranty-related costs of $0.8 billion; (2) charges of $0.3 billion primarily in supplier-related charges resulting from transformation activities; and (3) increased material cost of $0.3 billion related to vehicles launched within the last twelve months incorporating significant exterior and/or interior changes (Majors); partially offset by (4) decreased engineering and other costs of $0.4 billion, primarily related to cost savings associated with transformation activities; and (5) favorable material performance of $0.2 billion related to carryover vehicles. In the three months ended September 30, 2019 favorable Other was due to the foreign currency effect resulting from the weakening of other currencies against the U.S. Dollar.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2019 favorable Cost was primarily due to: (1) a benefit of $1.4 billion related to the retrospective recoveries of indirect taxes in Brazil; (2) decreased engineering and other costs of $1.3 billion, primarily related to cost savings associated with transformation activities; (3) charges of $1.1 billion primarily in employee separation charges and asset impairments in Korea in 2018; and (4) favorable material performance of $0.6 billion related to carryover vehicles; partially offset by (5) charges of $1.4 billion primarily in accelerated depreciation and supplier-related charges resulting from transformation activities; (6) increased material cost of $1.0 billion related to Majors; (7) an increase in large campaigns and other warranty-related costs of $0.7 billion; and (8) increased raw material and freight costs related to carryover vehicles of $0.5 billion. In the nine months ended September 30, 2019 favorable Other was due to the foreign currency effect resulting from the weakening of the Brazilian Real and other currencies against the U.S. Dollar.

Automotive and other selling, general and administrative expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2019	September 30, 2018		%	September 30, 2019	September 30, 2018		%
Automotive and other selling, general and administrative expense	$2,008	$2,584	$576	22.3%	$6,209	$7,172	$963	13.4%

In the three months ended September 30, 2019 Automotive and other selling, general and administrative expense decreased primarily due to charges of $0.4 billion for ignition switch-related legal matters in 2018.

In the nine months ended September 30, 2019 Automotive and other selling, general and administrative expense decreased primarily due to charges of $0.4 billion for ignition switch-related legal matters in 2018 and decreased other costs of $0.4 billion primarily related to cost savings associated with transformation activities.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2019	September 30, 2018		%	September 30, 2019	September 30, 2018		%
Interest income and other non-operating income, net	$169	$651	$(482)	(74.0)%	$1,338	$2,130	$(792)	(37.2)%

In the three months ended September 30, 2019 Interest income and other non-operating income, net decreased primarily due to losses related to our investment in Lyft of $0.3 billion and decreased non-service pension income of $0.3 billion.

In the nine months ended September 30, 2019 Interest income and other non-operating income, net decreased primarily due to decreased non-service pension income of $0.7 billion and losses related to our investment in Lyft of $0.3 billion.

The following table summarizes gains (losses) related to our investment in Lyft and PSA warrants:

	Three Months Ended		Favorable/ (Unfavorable)	Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2019	September 30, 2018		September 30, 2019	September 30, 2018
Gains (losses) related to Lyft	$(332)	$—	$(332)	$(112)	$142	$(254)
Gains related to PSA warrants	51	171	(120)	222	324	(102)
Total gains (losses) on investments	$(281)	$171	$(452)	$110	$466	$(356)

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2019	September 30, 2018		%	September 30, 2019	September 30, 2018		%
Income tax expense	$271	$100	$(171)	n.m.	$932	$1,085	$153	14.1%
________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended September 30, 2019 Income tax expense increased primarily due to an increase in tax expense attributable to entities included in our effective tax rate calculation and the absence of the 2018 changes resulting from U.S. tax reform, partially offset by U.S. tax benefits from foreign activity.

In the nine months ended September 30, 2019 Income tax expense decreased primarily due to U.S. tax benefits from foreign activity and tax benefits related to a release of valuation allowance.

We revised our expected ETR-adjusted to be between 12% and 14% for the year ending December 31, 2019.

GM North America

	Three Months Ended		Favorable / (Unfavorable)%		Variance Due To
	September 30, 2019	September 30, 2018			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$27,971	$27,650	$321	1.2%	$(1.2)	$1.0	$0.6		$(0.1)
EBIT-adjusted	$3,023	$2,825	$198	7.0%	$(0.4)	$0.3	$0.6	$(0.6)	$0.2
EBIT-adjusted margin	10.8%	10.2%	0.6%
	(Vehicles in thousands)
Wholesale vehicle sales	801	843	(42)	(5.0)%

	Nine Months Ended		Favorable / (Unfavorable)%		Variance Due To
	September 30, 2019	September 30, 2018			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$83,660	$83,969	$(309)	(0.4)%	$(3.7)	$2.5	$1.3		$(0.4)
EBIT-adjusted	$7,941	$7,728	$213	2.8%	$(1.0)	$0.8	$1.3	$(1.0)	$0.2
EBIT-adjusted margin	9.5%	9.2%	0.3%
	(Vehicles in thousands)
Wholesale vehicle sales	2,530	2,659	(129)	(4.9)%

GMNA Total Net Sales and Revenue In the three months ended September 30, 2019 Total net sales and revenue increased primarily due to: (1) favorable mix associated with a decrease in sales of passenger cars, primarily discontinued models, and increased sales of full-size pickup trucks; and (2) favorable pricing for Majors of $0.4 billion associated with the launch of our new full-size pickup trucks and favorable pricing on carryover vehicles; partially offset by (3) decreased net wholesale volumes due to lost production resulting from the UAW strike and passenger car models, partially offset by higher planned downtime in 2018 in preparation for the launch of full-size pickup trucks.

In the nine months ended September 30, 2019 Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes due to lost production resulting from the UAW strike, a decrease in sales of passenger cars, fleet vehicles and full-size SUVs due to planned downtime, partially offset by an increase in sales of crossover vehicles and higher planned downtime in 2018 in preparation for the launch of full-size pickup trucks; and (2) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Canadian Dollar against the U.S. Dollar; partially offset by (3) favorable mix associated with a decrease in sales of passenger cars and an increase in sales of full-size pickup trucks, partially offset by a decrease in sales of full-size SUVs; and (4) favorable pricing for Majors of $1.1 billion associated with the launch of our new full-size pickup trucks.

GMNA EBIT-Adjusted In the three months ended September 30, 2019 EBIT-adjusted increased primarily due to: (1) favorable pricing; and (2) favorable mix associated with a decrease in sales of passenger cars; partially offset by (3) unfavorable Cost due to an increase in large campaigns and other warranty-related costs of $0.7 billion, increased vehicle content for Majors of $0.3 billion and decreased non-service pension income of $0.2 billion, partially offset by engineering, administrative and other cost savings primarily related to transformation activities and favorable materials performance related to carryover vehicles of $0.2 billion; and (4) decreased net wholesale volumes.

In the nine months ended September 30, 2019 EBIT-adjusted increased primarily due to: (1) favorable pricing; and (2) favorable mix associated with a decrease in sales of passenger cars and an increase in sales of full-size pickup trucks, partially offset by a decrease in sales of full-size SUVs due to planned downtime; partially offset by (3) decreased net wholesale volumes; and (4)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

unfavorable Cost due to increased vehicle content for Majors of $1.0 billion, an increase in large campaigns and other warranty-related cost of $0.8 billion, decreased non-service pension income of $0.5 billion, increased raw material and freight costs of $0.4 billion related to carryover vehicles; partially offset by engineering, administrative and other cost savings primarily related to transformation activities and favorable materials performance of $0.5 billion related to carryover vehicles.

GM International

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2019	September 30, 2018		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$3,794	$4,582	$(788)	(17.2)%	$(0.8)	$0.1	$0.1		$(0.2)
EBIT (loss)-adjusted	$(65)	$139	$(204)	n.m.	$(0.1)	$—	$0.1	$—	$(0.3)
EBIT (loss)-adjusted margin	(1.7)%	3.0%	(4.7)%
Equity income — Automotive China	$282	$485	$(203)	(41.9)%
EBIT (loss)-adjusted — excluding Equity income	$(347)	$(346)	$(1)	(0.3)%
	(Vehicles in thousands)
Wholesale vehicle sales	232	289	(57)	(19.7)%
__________
n.m. = not meaningful

	Nine Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2019	September 30, 2018		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$11,691	$14,188	$(2,497)	(17.6)%	$(1.6)	$(0.5)	$0.4		$(0.9)
EBIT (loss)-adjusted	$(82)	$471	$(553)	n.m.	$(0.2)	$(0.5)	$0.4	$0.7	$(1.0)
EBIT (loss)-adjusted margin	(0.7)%	3.3%	(4.0)%
Equity income — Automotive China	$893	$1,674	$(781)	(46.7)%
EBIT (loss)-adjusted — excluding Equity income	$(975)	$(1,203)	$228	19.0%
	(Vehicles in thousands)
Wholesale vehicle sales	727	836	(109)	(13.0)%
__________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT (loss)-adjusted above.

GMI Total Net Sales and Revenue In the three months ended September 30, 2019 Total net sales and revenue decreased primarily due to decreased wholesale volumes in Asia/Pacific and in Brazil primarily due to phase out of the Chevrolet Cobalt and the Chevrolet Onix and unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Argentine Peso against the U.S. Dollar.

In the nine months ended September 30, 2019 Total net sales and revenue decreased primarily due to: (1) decreased wholesale volumes in Asia/Pacific, Argentina, primarily driven by lower industry volumes, and the Middle East, partially offset by increased volumes in Brazil primarily due to increased sales of the Chevrolet Onix; (2) unfavorable mix primarily due to increased sales of the Chevrolet Onix in Brazil and in Asia/Pacific; and (3) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Argentine Peso and Brazilian Real against the U.S. Dollar; partially offset by (4) favorable pricing related to carryover vehicles in Argentina and Brazil.

GMI EBIT (Loss)-Adjusted In the three months ended September 30, 2019 EBIT (loss)-adjusted increased primarily due to unfavorable Other primarily due to decreased equity income and the foreign currency effect resulting from the weakening of the Argentine Peso against the U.S. Dollar.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2019 EBIT (loss)-adjusted increased primarily due to: (1) unfavorable mix in Asia/Pacific and the Middle East; and (2) unfavorable Other primarily due to decreased equity income and the foreign currency effect resulting from the weakening of the Argentine Peso against the U.S. Dollar; partially offset by (3) favorable fixed cost in Australia, Korea and Argentina; and (4) favorable pricing.

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

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Wholesale vehicle sales, including vehicles exported to markets outside of China	774	921	2,361	2,930
Total net sales and revenue	$9,695	$11,461	$28,843	$37,781
Net income	$455	$999	$1,721	$3,370

Cruise

	Three Months Ended		Favorable / (Unfavorable)%		Nine Months Ended		Favorable / (Unfavorable)%
	September 30, 2019	September 30, 2018			September 30, 2019	September 30, 2018
Total net sales and revenue(a)	$25	$—	$25	n.m.	$75	$—	$75	n.m.
EBIT (loss)-adjusted	$(251)	$(214)	$(37)	(17.3)%	$(699)	$(534)	$(165)	(30.9)%
__________
n.m. = not meaningful

(a)	Reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three and nine months ended September 30, 2019.

Cruise EBIT (Loss)-Adjusted In the three and nine months ended September 30, 2019 EBIT (loss)-adjusted increased primarily due to increased engineering costs as we progress towards the commercialization of autonomous vehicles.

GM Financial

	Three Months Ended		Increase/ (Decrease)%		Nine Months Ended		Increase/ (Decrease)%
	September 30, 2019	September 30, 2018			September 30, 2019	September 30, 2018
Total revenue	$3,659	$3,518	$141	4.0%	$10,918	$10,417	$501	4.8%
Provision for loan losses	$150	$180	$(30)	(16.7)%	$504	$444	$60	13.5%
EBT-adjusted	$711	$498	$213	42.8%	$1,606	$1,477	$129	8.7%
Average debt outstanding (dollars in billions)	$90.5	$85.6	$4.9	5.7%	$91.8	$83.6	$8.2	9.8%
Effective rate of interest paid	3.9%	3.9%	—%		4.0%	3.8%	0.2%

GM Financial Revenue In the three months ended September 30, 2019 total revenue increased primarily due to increased finance charge income of $0.1 billion due to growth in the retail and commercial finance receivables portfolios.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2019 total revenue increased primarily due to increased finance charge income of $0.4 billion due to growth in the retail and commercial finance receivables portfolios and increased leased vehicle income of $0.1 billion.

GM Financial EBT-Adjusted In the three months ended September 30, 2019 EBT-adjusted increased primarily due to increased finance charge income of $0.1 billion due to growth in the retail and commercial finance receivables portfolios.

In the nine months ended September 30, 2019 EBT-adjusted increased primarily due to increased finance charge income of $0.4 billion due to growth in the retail and commercial finance receivables portfolios and increased leased vehicle income net of leased vehicle expenses of $0.2 billion primarily due to a higher volume of lease terminations, partially offset by increased interest expense of $0.4 billion due to an increase in the average debt outstanding resulting from growth in earning assets and an increase in the effective rate of interest on debt.

Liquidity and Capital Resources We believe that our current level of cash and cash equivalents, marketable debt securities and availability under our revolving credit facilities will be sufficient to meet our liquidity needs. We expect to have substantial cash requirements going forward, which we plan to fund through total available liquidity and cash flows generated from operations and future debt issuances. We also maintain access to the capital markets and may issue debt or equity securities from time to time, which may provide an additional source of liquidity. Our future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on the three objectives of our capital allocation program: (1) reinvest in our business at an average target ROIC-adjusted rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18 billion; and (3) return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors not less than once annually.

Our known current and future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $7.5 billion in 2019 in addition to payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls, the settlements of the multi-district litigation and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (4) dividend payments on our common stock that are declared by our Board of Directors; and (5) payments to purchase shares of our common stock authorized by our Board of Directors.

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

In January 2017 we announced that our Board of Directors had authorized the purchase of up to $5.0 billion of our common stock with no expiration date as part of our common stock repurchase program. We have completed $1.6 billion of the $5.0 billion program through September 30, 2019.

Cash flows occur amongst our Automotive, Cruise and GM Financial operations that are eliminated when we consolidate our cash flows. Such eliminations include, among other things, collections by Automotive on wholesale accounts receivables financed by dealers through GM Financial, payments between Automotive and GM Financial for accounts receivables transferred by Automotive to GM Financial, dividends issued by GM Financial to Automotive and Automotive cash injections in Cruise. The presentation of Automotive liquidity, Cruise liquidity and GM Financial liquidity presented below includes the impact of cash transactions amongst the sectors that are ultimately eliminated in consolidation.

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable debt securities and funds available under credit facilities. The amount of available liquidity is subject to seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. We have not significantly changed the management of our liquidity, including our allocation of available liquidity, our portfolio composition and our investment guidelines since December 31, 2018. Refer to the "Liquidity and Capital Resources" section of MD&A in our 2018 Form 10-K.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our credit facilities totaled $19.5 billion and $16.5 billion at September 30, 2019 and December 31, 2018. GM Financial has exclusive use of our 364–

GENERAL MOTORS COMPANY AND SUBSIDIARIES

day $2.0 billion credit facility. Total automotive credit under the facilities was $17.5 billion and $14.5 billion at September 30, 2019 and December 31, 2018. In January 2019 we executed a new three-year unsecured revolving credit facility with an initial borrowing capacity of $3.0 billion, reducing to $2.0 billion in July 2020. The facility is being used to fund costs related to transformation activities announced in November 2018 and to provide additional financial flexibility. In the nine months ended September 30, 2019 we borrowed $0.7 billion against this facility to support transformation-related disbursements. We did not have any borrowings against our other facilities at September 30, 2019 and December 31, 2018. In April 2019 we renewed our 364–day $2.0 billion credit facility for an additional 364-day term.

We had letters of credit outstanding under our sub-facility of $0.3 billion at September 30, 2019 and December 31, 2018. GM Financial had access to our revolving credit facilities, except for the $3.0 billion facility executed in January 2019, but did not have borrowings outstanding against them at September 30, 2019 and December 31, 2018. We had intercompany loans from GM Financial of $0.6 billion at September 30, 2019 and December 31, 2018, which primarily consisted of commercial loans to dealers we consolidate, and we had no intercompany loans to GM Financial. Refer to Note 4 of our condensed consolidated financial statements for additional information.

GM Financial's Board of Directors declared a $0.4 billion dividend on its common stock on October 24, 2019, which we received on October 25, 2019. Future dividends from GM Financial will depend on a number of factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio.

The following table summarizes our available liquidity (dollars in billions):

	September 30, 2019	December 31, 2018
Automotive cash and cash equivalents	$14.6	$13.7
Marketable debt securities	6.1	6.0
Automotive cash, cash equivalents and marketable debt securities(a)(b)	20.7	19.6
Cruise cash and cash equivalents(c)	2.2	2.3
Cruise marketable debt securities(c)(d)	0.6	—
Available liquidity	23.5	21.9
Available under credit facilities	16.5	14.2
Total available liquidity(a)(e)	$40.0	$36.1
__________

(a)	Amounts do not sum due to rounding.

(b)	Includes $0.5 billion and $0.6 billion that is designated exclusively to fund capital expenditures in GM Korea at September 30, 2019 and December 31, 2018.

(c)	Amounts are designated exclusively for the use of Cruise.

(d)	Amounts do not include $0.1 billion of Cruise's investment in GM Stock at September 30, 2019 and December 31, 2018.

(e)	Excludes our remaining investment in Lyft, which had a fair value of $0.7 billion at September 30, 2019.

The following table summarizes the changes in our Automotive available liquidity (excluding Cruise, dollars in billions):

Nine Months Ended September 30, 2019
Operating cash flow	$6.6
Capital expenditures	(4.8)
Dividends paid	(1.7)
GM investment in Cruise	(0.7)
Borrowings against credit facilities	0.7
Other non-operating(a)	1.0
Increase in available credit facilities	2.3
Total change in automotive available liquidity	$3.4
__________

(a)	Amount includes $0.1 billion of proceeds from the sale of a portion of our Lyft shares.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Cash Flow (Dollars in billions)

	Nine Months Ended		Change
	September 30, 2019	September 30, 2018
Operating Activities
Income from continuing operations	$6.2	$5.2	$1.0
Depreciation, amortization and impairment charges	5.2	4.5	0.7
Pension and OPEB activities	(1.1)	(2.7)	1.6
Working capital	(3.2)	(2.4)	(0.8)
Accrued and other liabilities and income taxes	0.3	1.7	(1.4)
Other	(0.8)	(0.9)	0.1
Net automotive cash provided by operating activities	$6.6	$5.4	$1.2

In the nine months ended September 30, 2019 the increase in Net automotive cash provided by operating activities was primarily due to: (1) favorable pre-tax earnings of $0.8 billion; (2) favorable pension contributions of $1.0 billion primarily made to our U.K., Canada, and Korea pension plans in 2018; and (3) several other insignificant items; partially offset by (4) unfavorable dividends received from our nonconsolidated affiliates of $0.8 billion, primarily due to payment timing.

In the three months ended September 30, 2019 we estimate that lost production volumes and parts sales due to the UAW strike had an unfavorable impact to Net cash provided by operating activities of approximately $0.4 billion. This includes lower earnings, partially offset by favorable working capital timing not experienced in the corresponding period in 2018, which is expected to impact working capital in future periods.

	Nine Months Ended		Change
	September 30, 2019	September 30, 2018
Investing Activities
Capital expenditures	$(4.8)	$(6.5)	$1.7
Acquisitions and liquidations of marketable securities, net(a)	—	2.3	(2.3)
GM investment in Cruise	(0.7)	(1.1)	0.4
Other	0.2	(0.2)	0.4
Net automotive cash used in investing activities	$(5.3)	$(5.5)	$0.2
__________

(a)	Amount includes $0.1 billion of proceeds from the sale of a portion of our Lyft shares.

In the nine months ended September 30, 2019 capital expenditures decreased primarily due to the 2018 investment related to the launch of full-size trucks.

	Nine Months Ended		Change
	September 30, 2019	September 30, 2018
Financing Activities
Issuance of senior unsecured notes	$—	$2.1	$(2.1)
Net proceeds from short-term debt	1.5	0.7	0.8
Dividends paid and payments to purchase common stock	(1.7)	(1.7)	—
Proceeds from KDB investment in GM Korea	—	0.4	(0.4)
Other	(0.1)	(0.5)	0.4
Net automotive cash provided by (used in) financing activities	$(0.3)	$1.0	$(1.3)
Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from continuing operations less capital expenditures adjusted for management actions. For the nine months ended September 30, 2019, net automotive cash provided by operating activities under U.S. GAAP was $6.6 billion, capital expenditures were $4.8 billion, and adjustments for management actions primarily related to transformation activities were $0.6 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

For the nine months ended September 30, 2018, net automotive cash provided by operating activities under U.S. GAAP was $5.4 billion, capital expenditures were $6.5 billion, and an adjustment for management actions related to restructuring in Korea was $0.7 billion.

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

Cruise Liquidity

The following table summarizes the changes in our Cruise available liquidity (dollars in billions):

Nine Months Ended September 30, 2019
Operating cash flow	$(0.6)
Issuance of Cruise preferred shares	0.5
GM investment in Cruise	0.7
Other non-operating	(0.1)
Total change in Cruise available liquidity	$0.5

When Cruise's autonomous vehicles are ready for commercial deployment, The Vision Fund is obligated to purchase additional Cruise Preferred Shares for $1.35 billion.

Cruise Cash Flow (Dollars in billions)

	Nine Months Ended		Change
	September 30, 2019	September 30, 2018
Net cash used in operating activities	$(0.6)	$(0.4)	$(0.2)
Net cash used in investing activities	$(0.6)	$—	$(0.6)
Net cash provided by financing activities	$1.1	$2.2	$(1.1)

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

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$3.2	$4.9
Borrowing capacity on unpledged eligible assets	20.7	18.0
Borrowing capacity on committed unsecured lines of credit	0.3	0.3
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$26.2	$25.2

In the nine months ended September 30, 2019 available liquidity increased primarily due to an increase in borrowing capacity on new and renewed secured revolving credit facilities, resulting from the issuance of securitizations and unsecured debt.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at September 30, 2019. Refer to the Automotive Liquidity section of this MD&A for additional details.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial Cash Flow (Dollars in billions)

	Nine Months Ended		Change
	September 30, 2019	September 30, 2018
Net cash provided by operating activities	$6.3	$5.3	$1.0
Net cash used in investing activities	$(5.3)	$(11.7)	$6.4
Net cash provided by (used in) financing activities	$(2.5)	$6.8	$(9.3)

In the nine months ended September 30, 2019 Net cash provided by operating activities increased primarily due to a decrease in net collateral posted for derivative positions of $1.0 billion as a result of favorable changes in interest rates on GM Financial’s collateralized derivative portfolio.

In the nine months ended September 30, 2019 Net cash used in investing activities decreased primarily due to: (1) increased collections and recoveries on retail finance receivables of $5.7 billion; (2) increased proceeds from the termination of leased vehicles of $1.9 billion; (3) decreased purchases of leased vehicles of $0.6 billion; partially offset by (4) increased purchases of finance receivables of $1.8 billion.

In the nine months ended September 30, 2019 Net cash used in financing activities increased primarily due to an increase in debt payments, net of new borrowings of $8.8 billion and a decrease in proceeds from issuance of preferred stock of $0.5 billion.

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

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may constitute "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements are often identified by words like "aim," “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new products, services and customer experiences in response to increased competition in the automotive industry; (2) our ability to timely fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers; (3) the success of our crossovers, SUVs and full-size pickup trucks; (4) our ability to successfully and cost-effectively restructure our operations in the U.S. and various other countries and initiate additional cost reduction actions with minimal disruption; (5) our ability to reduce the costs associated with the manufacture and sale of electric vehicles and drive increased consumer adoption; (6) unique technological, operational, regulatory, and competitive risks related to the timing and actual commercialization of autonomous vehicles; (7) global automobile market sales volume, which can be volatile; (8) our significant business in China, which is subject to unique operational, competitive and regulatory risks as well as economic conditions in China; (9) our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (10) the international scale and footprint of our operations, which exposes us to a variety of political, economic and regulatory risks, including the risk of changes in government leadership and laws (including labor, tax and other laws), political instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, changes in foreign exchange rates and interest rates, economic downturns in foreign countries, differing local product preferences and product requirements, compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements and union relationships, differing dealer and franchise regulations and relationships, and difficulties in obtaining financing in foreign countries; (11) any significant disruption, including any work

GENERAL MOTORS COMPANY AND SUBSIDIARIES

stoppages, at any of our manufacturing facilities; (12) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (13) prices of raw materials used by us and our suppliers; (14) our highly competitive industry, which is characterized by excess manufacturing capacity and the use of incentives and the introduction of new and improved vehicle models by our competitors; (15) the possibility that competitors may independently develop products and services similar to ours or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (16) our ability to manage risks related to security breaches and other disruptions to our vehicles, information technology networks and systems; (17) our ability to comply with increasingly complex, restrictive, and punitive regulations relating to our enterprise data practices, including the collection, use, sharing and security of the Personal Identifiable Information of our customers, employees, or suppliers; (18) our ability to comply with extensive laws and regulations applicable to our industry, including those regarding fuel economy and emissions and autonomous vehicles; (19) costs and risks associated with litigation and government investigations; (20) the cost and effect on our reputation of product safety recalls and alleged defects in products and services; (21) any additional tax expense or exposure; (22) our continued ability to develop captive financing capability through GM Financial; and (23) significant increases in our pension expense or projected pension contributions resulting from changes in the value of plan assets or the discount rate applied to value the pension liabilities or mortality or other assumption changes. A further list and description of these risks, uncertainties and other factors can be found in our 2018 Form 10-K and our subsequent filings with the SEC.

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

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Equity Price Risk We are subject to equity price risk due to market price volatility related to our investment in Lyft and PSA warrants. The fair value of investments with exposure to equity price risk was $1.8 billion at September 30, 2019. In March 2019 Lyft filed for an initial public offering, which significantly increased the volatility in the fair value of our investment in Lyft. Our investment in Lyft is valued based on the quoted market price and our investment in PSA warrants is valued based on a Black-Scholes formula. We estimate that a 10% adverse change in quoted security prices in Lyft and PSA Group would impact our investment in Lyft by $0.1 billion and our PSA warrants by $0.1 billion.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2019. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective at September 30, 2019.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Earlier this year, we initiated actions to enhance our close, consolidation, planning and reporting processes through the implementation of a suite of new systems and system architectures. On January 1, 2019, we updated our forecast and planning processes, inclusive of our year-over-year operating result changes discussed in the MD&A. On May 1, 2019, we updated our close, consolidation and financial reporting systems, processes and related internal controls. For additional information refer to the "Risk Factors" section of our 2018 Form 10-K.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II
Item 1. Legal Proceedings

The discussion under "Litigation-Related Liability and Tax Administrative Matters" in Note 13 to our condensed consolidated financial statements is incorporated by reference into this Part II – Item 1.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2018 Form 10-K.

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended September 30, 2019:

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
July 1, 2019 through July 31, 2019	1,186,512	$37.29	—	$3.4 billion
August 1, 2019 through August 31, 2019	3,895	$40.34	—	$3.4 billion
September 1, 2019 through September 30, 2019	3,643	$37.09	—	$3.4 billion
Total	1,194,050	$37.30	—
__________

(a)
Shares purchased consist of shares retained by us for the payment of the exercise price upon the exercise of warrants and shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs, Performance Stock Units and Restricted Stock Awards relating to compensation plans. Outstanding warrants expired on July 10, 2019. Refer to our 2018 Form 10-K for additional details on employee stock incentive plans and Note 16 for additional details on warrants.

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
3.2
General Motors Company Amended and Restated Bylaws, as amended August 14, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed on August 20, 2018
Incorporated by Reference
10.1	Fourth Amended and Restated Limited Liability Company Agreement of GM Cruise Holdings LLC, dated July 22, 2019	Filed Herewith
10.2*	Form of Time Sharing Agreement	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
__________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this Report.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Controller and Chief Accounting Officer
Date:	October 29, 2019