Form 10-K
period 2019-12-31
General Motors Co
filed 2020-02-05
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $54.7 billion as of June 30, 2019.
As of January 24, 2020 there were 1,429,002,063 shares of common stock outstanding.

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

Automotive Our automotive operations meet the demands of our customers through our automotive segments: GM North America (GMNA) and GM International (GMI). GMNA meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. GMI primarily meets the demands of customers outside North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet, GMC and Holden brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily in China, with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet and Wuling brands.

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

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the year ended December 31, 2019, 34% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Years Ended December 31,
	2019		2018		2017
GMNA	3,214	76.4%	3,555	75.5%	3,511	73.5%
GMI	995	23.6%	1,152	24.5%	1,267	26.5%
Total	4,209	100.0%	4,707	100.0%	4,778	100.0%

Discontinued operations	—		—		696

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes total industry vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Years Ended December 31,
	2019			2018			2017
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	17,533	2,887	16.5%	17,721	2,954	16.7%	17,570	3,002	17.1%
Other	3,642	480	13.2%	3,839	536	14.0%	3,980	574	14.4%
Total North America	21,175	3,367	15.9%	21,560	3,490	16.2%	21,550	3,576	16.6%
Asia/Pacific, Middle East and Africa
China(a)	25,398	3,094	12.2%	26,519	3,645	13.7%	28,231	4,041	14.3%
Other(b)	21,503	584	2.7%	22,258	557	2.5%	21,288	629	3.0%
Total Asia/Pacific, Middle East and Africa	46,901	3,678	7.8%	48,777	4,202	8.6%	49,519	4,670	9.4%
South America
Brazil	2,787	476	17.1%	2,566	434	16.9%	2,239	394	17.6%
Other	1,531	193	12.6%	1,925	256	13.3%	1,928	275	14.3%
Total South America	4,318	669	15.5%	4,491	690	15.4%	4,167	669	16.1%
Total in GM markets	72,394	7,714	10.7%	74,828	8,382	11.2%	75,236	8,915	11.8%
Total Europe	18,876	4	—%	18,928	4	—%	19,190	685	3.6%
Total Worldwide(c)	91,270	7,718	8.5%	93,756	8,386	8.9%	94,426	9,600	10.2%
United States
Cars	4,842	389	8.0%	5,389	560	10.4%	6,145	709	11.5%
Trucks(d)	4,496	1,332	29.6%	4,215	1,360	32.3%	4,004	1,328	33.2%
Crossovers(d)	8,195	1,166	14.2%	8,117	1,034	12.7%	7,421	965	13.0%
Total United States	17,533	2,887	16.5%	17,721	2,954	16.7%	17,570	3,002	17.1%
China(a)
SGMS		1,482			1,749			1,906
SGMW		1,612			1,896			2,135
Total China	25,398	3,094	12.2%	26,519	3,645	13.7%	28,231	4,041	14.3%
__________

(a)	Includes sales by our Automotive China Joint Ventures (Automotive China JVs): SAIC General Motors Sales Co., Ltd. (SGMS) and SAIC GM Wuling Automobile Co., Ltd. (SGMW).

(b)	Includes Industry and GM sales in India and South Africa where we ceased vehicle sales for those domestic markets as of December 31, 2017.

(c)	Cuba, Iran, North Korea, Sudan and Syria are subject to broad economic sanctions. Accordingly these countries are excluded from industry sales data and corresponding calculation of market share.

(d)	Certain industry vehicles have been reclassified between these vehicle segments. GM vehicles were not impacted by this change. The prior period has been recast to reflect the changes.

In the year ended December 31, 2019, we estimate we were the market share leader in each of North America and South America, and had the number four market share in the Asia/Pacific, Middle East and Africa region, which included the number two market share in China. Refer to the Overview in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for discussion on changes in market share by region.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Years Ended December 31,
	2019	2018	2017
GMNA	741	740	691
GMI	498	478	541
Total fleet sales	1,239	1,218	1,232

Fleet sales as a percentage of total vehicle sales	16.1%	14.5%	13.8%

Product Pricing Several methods are used to promote our products, including the use of dealer, retail and fleet incentives such as customer rebates and finance rate support. The level of incentives is dependent upon the level of competition in the markets in which we operate and the level of demand for our products.

Cyclical and Seasonal Nature of Business The market for vehicles is cyclical and depends in part on general economic conditions, credit availability and consumer spending. Vehicle markets are also seasonal. Production varies from month to month. Vehicle model changeovers occur throughout the year as a result of new market entries.

Relationship with Dealers We market vehicles and automotive parts worldwide primarily through a network of independent authorized retail dealers. These outlets include distributors, dealers and authorized sales, service and parts outlets. The number of authorized dealerships were 4,743 in GMNA and 7,907 in GMI at December 31, 2019.

We and our joint ventures enter into a contract with each authorized dealer agreeing to sell to the dealer one or more specified product lines at wholesale prices and granting the dealer the right to sell those vehicles to retail customers from an approved location. Our dealers often offer more than one GM brand at a single dealership in a number of our markets. Authorized dealers offer parts, accessories, service and repairs for GM vehicles in the product lines that they sell using GM parts and accessories. Our dealers are authorized to service GM vehicles under our limited warranty program, and those repairs are made only with GM parts. Our dealers generally provide their customers with access to credit or lease financing, vehicle insurance and extended service contracts provided by GM Financial and other financial institutions.

The quality of GM dealerships and our relationship with our dealers and distributors are critical to our success given that dealers maintain the primary sales and service interface with the end consumer of our products. In addition to the terms of our contracts with our dealers, we are regulated by various country and state franchise laws and regulations that may supersede those contractual terms and impose specific regulatory requirements and standards for initiating dealer network changes, pursuing terminations for cause and other contractual matters.

Research, Product and Business Development and Intellectual Property Costs for research, manufacturing engineering, product engineering and design and development activities primarily relate to developing new products or services or improving existing products or services, including activities related to vehicle and greenhouse gas (GHG) emissions control, improved fuel economy, electrification, autonomous vehicles, the safety of drivers and passengers, and urban mobility. Research and development expenses were $6.8 billion, $7.8 billion and $7.3 billion in the years ended December 31, 2019, 2018 and 2017.

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

Our global vehicle architecture development is headquartered at our Global Technical Center in Warren, Michigan. Cross-segment part sharing is an essential enabler to optimize our current vehicle portfolio, as we expect that more than 75% of our global sales volume will come from five vehicle architectures by mid-decade. We will continue to leverage our current architecture portfolio to accommodate our customers around the world while achieving our financial goals.

Battery Electric Vehicles We have committed to an all-electric future and are investing in multiple technologies offering increasing levels of vehicle electrification with a core focus on zero emission battery electric vehicles as part of our long-term strategy to reduce petroleum consumption and GHG emissions. We currently offer the Chevrolet Bolt EV, which recently improved to 259

GENERAL MOTORS COMPANY AND SUBSIDIARIES

miles of range with the 2020 model year. We have also announced our all-new battery electric architecture that will launch on an upcoming Cadillac model. The new platform will be flexible, allowing quick response to customer preferences with a relatively short design and development lead time. It will be leveraged across multiple brands and vehicle sizes, styles and drive configurations. We confirmed the GMC Hummer EV, an upcoming battery electric truck, will be built at Detroit-Hamtramck Assembly, which is being re-tooled into a fully-dedicated electric vehicle facility. In addition, we have announced plans to mass-produce battery cells for future battery electric vehicles through an equally owned joint venture with LG Chem, Ltd.

To support mass market adoption of electric vehicles, we are working to ensure that our customers will have access to a robust, ubiquitous and seamless charging infrastructure. For personal vehicles, this means strategically addressing charging needs at home, the workplace and in public locations. We have announced collaborative work with several charge network operators to provide real-time data on their respective networks and charge station health to filter into our Energy Assist feature within the myChevrolet app, currently available to Chevrolet Bolt EV drivers. This collaboration will enable access to the largest collective electric vehicle charging network in the U.S.

Car- and Ride-Sharing Maven is a shared vehicle marketplace that leverages a versatile software and operational platform to provide members with on-demand access to vehicles through two primary services, Maven Gig and Maven Car Sharing. Maven Gig allows members to access vehicles that can be used in ride-sharing and delivery with companies such as Uber Technologies Inc. and GrubHub Inc. Maven Car Sharing is a consumer service that provides on-demand access to Maven-owned and peer-owned vehicles. Maven is available in 15 cities in the U.S., Canada and Australia at December 31, 2019.

Autonomous Technology We expect autonomous technology to lead to a future of zero crashes, zero emissions and zero congestion. We are among the leaders in the industry with significant global real-world experience in delivering connectivity and advanced safety features that are the building blocks to more advanced automation features that are driving our leadership position in the development of autonomous technology. An example of our advanced technology is Super Cruise, a driver assistance feature that enables hands-free driving on the highway, which will be expanded to all Cadillac models. We are actively testing autonomous vehicles in the U.S. Gated by safety and regulation, we continue to make significant progress toward commercialization of a network of on-demand autonomous vehicles in the U.S. The Cruise AV is our production-intent self-driving vehicle that was engineered from the start to operate safely on its own, with no driver.

Alternative Fuel Vehicles We believe alternative fuels offer significant potential to reduce petroleum consumption and resulting GHG emissions in the transportation sector. By leveraging experience and capability developed around these technologies in our global operations, we continue to develop FlexFuel vehicles that can run on ethanol-gasoline blend fuels as well as technologies that support compressed natural gas and liquefied petroleum gas. We offer several 2020 model year FlexFuel vehicles in the U.S. and Canada to retail and fleet customers capable of operating on gasoline, E85 ethanol or any combination of the two. We also support the development of biodiesel blend fuels, which are alternative diesel fuels produced from renewable sources.

Hydrogen Fuel Cell Technology Another part of our long-term strategy to reduce petroleum consumption and GHG emissions is our commitment to the development of our hydrogen fuel cell technology. Our Chevrolet Equinox fuel cell electric vehicle demonstration programs, such as Project Driveway, have accumulated more than three million miles of real-world driving. These programs are helping us identify consumer and infrastructure needs to understand the business case for potential production of vehicles with this technology. We are exploring non-traditional automotive uses for fuel cells in several areas, including demonstrations with the U.S. Army and U.S. Navy. In addition, we signed a co-development agreement and established a nonconsolidated joint venture with Honda Motor Co., Ltd. (Honda) for a next-generation fuel cell system and hydrogen storage technologies, aiming for commercialization in the early 2020s.

OnStar and Vehicle Connectivity We offer OnStar and connected services to more than 22 million connected vehicles globally through subscription-based and complimentary services. OnStar provides safety and security services for retail and fleet customers, including automatic crash response, emergency services, roadside assistance, crisis assist, stolen vehicle assistance and turn-by-turn navigation. We also offer a variety of connected services, including mobile applications for owners to remotely control their vehicles and electric vehicle owners to locate charging stations, on-demand vehicle diagnostics, GM Smart Driver, GM Marketplace in-vehicle commerce, connected navigation, SiriusXM with 360L and 4G LTE wireless connectivity. Additionally, we have announced plans to integrate an in-vehicle Alexa experience through Amazon.com to millions of eligible model year 2018 and newer vehicles in 2020, and integrate Google Voice Assistant, navigation and app ecosystem into GM infotainment systems beginning in 2021.

Intellectual Property We are constantly innovating and hold a significant number of patents, copyrights, trade secrets and other intellectual property that protect those innovations in numerous countries. While no single piece of intellectual property is

GENERAL MOTORS COMPANY AND SUBSIDIARIES

individually material to our business as a whole, our intellectual property is important to our operations and continued technological development. Additionally, we hold a number of trademarks and service marks that are very important to our identity and recognition in the marketplace.

Raw Materials, Services and Supplies We purchase a wide variety of raw materials, parts, supplies, energy, freight, transportation and other services from numerous suppliers to manufacture our products. The raw materials primarily include steel, aluminum, resins, copper, lead and platinum group metals. We have not experienced any significant shortages of raw materials and normally do not carry substantial inventories of such raw materials in excess of levels reasonably required to meet our production requirements. Costs are expected to remain elevated due to the price of commodities and the continuing existence of tariffs.

In some instances, we purchase systems, components, parts and supplies from a single source and may be at an increased risk for supply disruptions. The inability or unwillingness of these sources to supply us with parts and supplies could have a material adverse effect on our production capacity. Combined purchases from our two largest suppliers were 11% of our total purchases in the year ended December 31, 2019 and 12% of our total purchases in each of the years ended December 31, 2018 and 2017. Refer to Item 1A. Risk Factors for further discussion of these risks.

Environmental and Regulatory Matters

Automotive Criteria Emissions Control Our products are subject to laws and regulations globally that require us to control certain non-GHG automotive emissions, including vehicle and engine exhaust emission standards, vehicle evaporative emission standards and onboard diagnostic (OBD) system requirements. Emission requirements have become more stringent as a result of stricter standards and new diagnostic requirements that have come into force in many markets around the world, often with very little harmonization. While we believe all of our products are designed and manufactured in material compliance with substantially all vehicle emissions requirements, regulatory authorities may conduct ongoing evaluations of products from all manufacturers.

The U.S. federal government, through the Environmental Protection Agency (EPA), imposes stringent exhaust and evaporative emission control requirements on vehicles sold in the U.S. The California Air Resources Board (CARB) likewise imposes stringent exhaust and evaporative emission standards. These emission control standards will likely increase the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance. The Clean Air Act permits states that have areas with air quality compliance issues to adopt California emission standards in lieu of federal requirements. Fourteen states and the District of Columbia have adopted California emission standards, and there is a possibility that additional U.S. jurisdictions could adopt California emission requirements in the future.

The Canadian federal government's current vehicle pollutant emission requirements are generally aligned with those of the U.S. federal requirements.

Each model year we must obtain certification that our vehicles and heavy-duty engines will meet emission requirements of the EPA before we can sell vehicles in the U.S. and Canada, and of CARB before we can sell vehicles in California and other states that have adopted the California emission requirements.

In 2019, certain areas within China began implementation of the China 6 emission standard (China 6) requirements. China 6 combines elements of both European Union (EU) and U.S. standards and increases the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance. Nationwide implementation of China 6a for new registrations is expected in July 2020, and the more stringent China 6b is expected to be implemented in July 2023. Localities can implement China 6 requirements earlier than the nationwide deadlines if certain enabling criteria are met. For additional information, refer to Item 1A. Risk Factors.

Brazil has recently approved a new set of national emissions standards named L7, to be implemented in 2022, and L8, to be implemented in 2025. L7 standards include exhaust, durability, evaporative and noise limits, new OBD requirements and a phase-in for onboard refueling vapor recovery systems. L8 standards include emission targets for real driving emissions and reduce exhaust limits every two years until 2031. Many of the requirements are aligned with those of the EPA.

As a result of the sale of the Opel/Vauxhall Business, GM’s vehicle presence in Europe is smaller, but GM may still be affected by actions taken by regulators related both to Opel/Vauxhall vehicles sold before the sale of the Opel/Vauxhall Business as well as to other vehicles GM continues to sell in Europe. In the EU, increased scrutiny of compliance with emissions standards may result in changes to these standards, including implementation of real driving emissions tests, as well as stricter interpretations or redefinition of these standards and more rigorous enforcement. For example, our former German subsidiary has participated in

GENERAL MOTORS COMPANY AND SUBSIDIARIES

continuing discussions with German and European authorities concerning emissions control systems. For additional information, refer to Note 22 to our consolidated financial statements.

Automotive Fuel Economy and Greenhouse Gas Emissions In the U.S., the National Highway Traffic Safety Administration (NHTSA) promulgates and enforces Corporate Average Fuel Economy (CAFE) standards for three separate fleets: domestically produced cars, imported cars and light-duty trucks. Manufacturers are subject to substantial civil penalties if they fail to meet the applicable CAFE standard in any model year, after considering all available credits for the preceding five model years, expected credits for the three succeeding model years and credits obtained from other manufacturers. The amount of these civil penalties is the subject of litigation currently pending in the U.S. Court of Appeals for the Second Circuit. In addition to federal CAFE standards, the EPA promulgates and enforces GHG emission standards, which are effectively fuel economy standards because the majority of vehicle GHG emissions are carbon dioxide emissions that are emitted in direct proportion to the amount of fuel consumed by a vehicle. The EPA and NHTSA also regulate the fuel efficiency and GHG emissions of medium- and heavy-duty vehicles, imposing more stringent standards over time.

In addition, CARB has asserted the right to promulgate and enforce its own state GHG standards for motor vehicles, and other states have asserted the right to adopt CARB's standards. CARB regulations previously stated that compliance with the EPA light-duty program is deemed compliance with CARB standards. However, on December 12, 2018, CARB amended this regulation to state that, in the event the EPA alters federal GHG stringency, compliance with the EPA's GHG emissions standards will no longer be deemed compliance with CARB's separate requirements. Likewise, NHTSA and the EPA have recently issued a rule asserting that California is preempted from regulating GHG emissions, which is currently being challenged through litigation. As a result, depending on the outcome of the federal CAFE and GHG rulemaking and related litigation and the finality of CARB's regulatory amendment, in the future GM might be required to meet California GHG standards that are different than the EPA standards.

CARB has also imposed the requirement that increasing percentages of Zero Emission Vehicles (ZEVs) must be sold in California. The Clean Air Act permits states to adopt California emission standards, and 11 have adopted the ZEV requirements. The EPA has recently revoked the waiver it had granted to California that permitted its ZEV program. Depending on the finality of that revocation, there is a possibility that additional U.S. jurisdictions could adopt California ZEV requirements in the future.

In Canada, light- and heavy-duty GHG regulations are currently patterned after the EPA GHG emissions standards. However, the Canadian government will be conducting a mid-term review of its 2022 to 2025 model year light-duty GHG standards and there is an increased risk that future Canadian light-duty GHG regulations may not be aligned with the EPA regulations. In addition, the Canadian province of Quebec has adopted ZEV requirements for the 2018 to 2025 model years largely based on California program requirements. The province of British Columbia also passed legislation in May 2019 to enable similar ZEV regulations in the near term, and governments in Canada could adopt additional ZEV requirements in the future.

China has two fuel economy requirements for passenger vehicles: an individual vehicle pass-fail type approval requirement and a fleet average fuel consumption requirement. With a focus on the fleet average program, the current China Phase 4 fleet average fuel consumption requirement, which went into effect in 2016, is based on curb weight with full compliance required by 2020. China Phase 4 has continued subsidies for plug-in hybrid, battery electric and fuel cell vehicles, which are referred to as New Energy Vehicles (NEVs). China Phase 5 has been developed with a planned start in 2021 and full compliance is required by 2025. In addition, China has established an NEV Mandate that will require passenger car manufacturers to produce a certain volume of NEVs to generate credits in 2019 and beyond to offset internal combustion engine vehicle production volume. The number of credits per car is based on the level of electric range and energy efficiency, with the goal of increasing NEV volume penetrations. Uncommitted NEV credits may be used to assist compliance with the fleet average fuel consumption requirement. China has set forth NEV credit targets for 2019 and 2020 and is setting forth new NEV credit targets aiming at further increasing volumes of NEVs between 2021 and 2025.

In Brazil, the Secretary of Industry and Development promulgates and enforces CAFE standards and has recently enforced a new CAFE program for the period October 2020 to September 2026 and October 2026 to September 2032 for light-duty and mid-size trucks and sport utility vehicles (SUVs), including diesel vehicles, imposing more stringent standards for each period.

Regulators in other jurisdictions have already adopted or are developing fuel economy or carbon dioxide regulations. If regulators in these jurisdictions seek to impose and enforce standards that are misaligned with market conditions, we may be forced to take various actions to increase market support programs for certain vehicles and curtail production of others in order to achieve compliance. We regularly evaluate our current and future product plans and strategies for compliance with fuel economy and GHG regulations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

To mitigate the effects of our worldwide operations on the environment, we are converting as many of our worldwide operations as practicable to landfill-free operations, which reduces GHG emissions associated with waste disposal. At December 31, 2019, 58 (or 45%) of our manufacturing operations and 36 (or 38%) of our non-manufacturing operations were landfill-free. At our landfill-free manufacturing operations, 90% of waste materials are composted, reused or recycled and 8% are converted to energy at waste-to-energy facilities. We estimate that our waste reduction program diverted 1.2 million metric tons of waste from landfills in 2019, resulting in 5.6 million metric tons of GHG emissions avoided in global manufacturing operations, including construction, demolition and remediation wastes.

In addition to minimizing our impact on the environment, our landfill-free program and total waste reduction commitments generate income from the sale of production by-products, reduce our use of material and help to reduce the risks and financial liabilities associated with waste disposal.

We continue our efforts to increase our use of renewable energy, improve our energy efficiency and work to drive growth and scale of renewables. We are committed to meeting the electricity needs of our operations worldwide with renewable energy by 2040, pulling forward our previous commitment by 10 years. Through December 31, 2019, we implemented projects and signed renewable energy contracts globally that brought our total renewable energy capacity to over 400 megawatts, which represents approximately 20% of our global electricity use. In 2019, we executed our largest green tariff to date with DTE Energy Company, sourcing 300,000 megawatt hours of renewable energy that will begin supplying us in early 2021. We continue to seek opportunities for a diversified renewable energy portfolio including wind, solar, and landfill gas. In 2019 Energy Star certified one assembly plant in Canada through Natural Resources Canada and eight buildings in the U.S. for superior energy management. We also met the EPA Energy Star Challenge for Industry (EPA Challenge) at two additional sites globally by reducing energy intensity an average of 11% at these sites within two years. To meet the EPA Challenge, industrial sites must reduce energy intensity by 10% within a five year period. In total, 73 GM-owned manufacturing sites have met the EPA Challenge, with many sites achieving the goal multiple times for a total of 131 recognitions. Additionally, we received recognition from the U.S. Department of Energy (DOE) of 50001 Ready status for 27 facilities. The U.S. DOE 50001 Ready program is a self-guided approach for facilities to establish an energy management system and self-attest to the structure of ISO 50001, a voluntary global standard for energy management systems in industrial, commercial and institutional facilities. These efforts minimize our utility expenses and are part of our approach to address climate change by setting a GHG emissions reduction target, collecting accurate data, following our business plan to operate more efficiently and publicly reporting progress against our target.

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

Chemical regulations are increasing in North America. In the U.S. the EPA is moving forward with risk analysis and management of high priority chemicals under the authority of the 2016 Lautenberg Chemical Safety for the 21st Century Act, and several U.S. states have chemical management regulations that can affect vehicle design such as the California and Washington laws banning the use of copper in brake friction material. Chemical restrictions in Canada continue to steadily progress as a result of Environment and Climate Change Canada's Chemical Management Plan to assess existing substances and implement risk management controls on any chemical deemed toxic.

China prohibits the use of several chemical substances in vehicles. There are also various regulations in China stipulating the requirements for chemical management. Among other things, these regulations restrict the use, import and export of various chemical substances. The failure of our joint venture partners or our suppliers to comply with these regulations could disrupt production in China or prevent our joint venture partners from selling the affected products in the China market.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

These emerging laws and regulations will potentially lead to increases in costs and supply chain complexity. We believe that we are materially in compliance with substantially all of these requirements or expect to be materially in compliance by the required dates.

Safety In the U.S. the National Traffic and Motor Vehicle Safety Act of 1966 prohibits the sale of any new vehicle or equipment in the U.S. that does not conform to applicable vehicle safety standards established by NHTSA. If we or NHTSA determine that either a vehicle or vehicle equipment does not comply with a safety standard or if a vehicle defect creates an unreasonable safety risk, the manufacturer is required to notify owners and provide a remedy. We are required to report certain information relating to certain customer complaints, warranty claims, field reports and notices and claims involving property damage, injuries and fatalities in the U.S. and claims involving fatalities outside the U.S. We are also required to report certain information concerning safety recalls and other safety campaigns outside the U.S.

Outside the U.S. safety standards and recall regulations often have the same purpose as the U.S. standards but may differ in their requirements and test procedures, adding complexity to regulatory compliance.

Automotive Financing - GM Financial GM Financial is our global captive automotive finance company and our global provider of automobile finance solutions. GM Financial conducts its business in North America, South America and through joint ventures in Asia/Pacific.

GM Financial provides retail loan and lease lending across the credit spectrum. Additionally, GM Financial offers commercial lending products to dealers including new and used vehicle inventory floorplan financing and dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate. Other commercial lending products include financing for parts and accessories, dealer fleets and storage centers.

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

Employees At December 31, 2019 we employed approximately 95,000 (58%) hourly employees and approximately 69,000 (42%) salaried employees. At December 31, 2019 approximately 48,000 (50%) of our U.S. employees were represented by unions, a majority of which were represented by the International Union, United Automobile, Aerospace and Agriculture Implement Workers of America (UAW). The following table summarizes worldwide employment (in thousands):

December 31, 2019
GMNA(a)	117
GMI	37
GM Financial	10
Total Worldwide	164

U.S. - Salaried	48
U.S. - Hourly	48
__________

(a)	Includes Cruise.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Information About our Executive Officers As of February 5, 2020 the names and ages of our executive officers and their positions with GM are as follows:

Name (Age)	Present GM Position (Effective Date)	Positions Held During the Past Five Years (Effective Date)
Mary T. Barra (58)	Chairman and Chief Executive Officer (2016)	Chief Executive Officer and Member of the Board of Directors (2014)
Barry L. Engle (56)	Executive Vice President and President, North America (2019)
Executive Vice President and President, The Americas (2019)
Executive Vice President and President, GM International (2018)
Executive Vice President and President, South America (2015)
Agility Fuel Systems, Chief Executive Officer (2011)

Craig B. Glidden (62)	Executive Vice President and General Counsel (2015)	LyondellBasell, Executive Vice President and Chief Legal Officer (2009)
Christopher T. Hatto (49)	Vice President, Global Business Solutions and Chief Accounting Officer (2020)	Vice President, Controller and Chief Accounting Officer (2018) Chief Financial Officer, U.S. Sales Operations (2016) Chief Financial Officer, Customer Care and Aftersales (2013)
Gerald Johnson (57)	Executive Vice President, Global Manufacturing (2019)	Vice President, North America Manufacturing and Labor Relations (2017) Vice President of Operational Excellence (2014)
Randall D. Mott (63)	Executive Vice President, Global Information Technology and Chief Information Officer (2019)	Senior Vice President, Global Information Technology and Chief Information Officer (2013)
Douglas L. Parks (58)	Executive Vice President, Global Product Development, Purchasing and Supply Chain (2019)	Vice President, Autonomous and Electric Vehicles (2017) Vice President, Autonomous Technology and Vehicle Execution (2016) Vice President, Global Product Programs (2012)
Mark L. Reuss (56)	President (2019)	Executive Vice President and President, Global Product Development Group and Cadillac (2018) Executive Vice President, Global Product Development, Purchasing & Supply Chain (2014)
Dhivya Suryadevara (40)	Executive Vice President and Chief Financial Officer (2018)	Vice President, Corporate Finance (2017) Vice President, Finance and Treasurer (2015) Chief Executive Officer, GM Asset Management (2013)
Matthew Tsien (59)	Executive Vice President and President, GM China (2014)

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

Website Access to Our Reports Our internet website address is www.gm.com. In addition to the information about us and our subsidiaries contained in this 2019 Form 10-K, information about us can be found on our website including information on our corporate governance principles and practices. Our Investor Relations website at https://investor.gm.com contains a significant amount of information about us, including financial and other information for investors. We encourage investors to visit our website, as we frequently update and post new information about our company on our website and it is possible that this information could be deemed to be material information. Our website and information included in or linked to our website are not part of this 2019 Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC).

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 1A. Risk Factors

We have listed below the most significant risk factors applicable to us. These risk factors are not necessarily in the order of importance or probability of occurrence:

If we do not deliver new products, services and customer experiences in response to increased competition in the automotive industry, our business could suffer. We believe that the automotive industry will continue to experience significant change in the coming years. In addition to our traditional competitors, we must also be responsive to the entrance of non-traditional participants in the automotive industry. Industry participants are disrupting the historic business model of our industry through the introduction of new technologies, products, services and methods of travel and vehicle ownership. It is strategically significant that we succeed in leading the technological disruption occurring in our industry, including consumer adoption of electric vehicles and commercialization of autonomous vehicles in a rideshare environment. To successfully execute our long-term strategy, we must continue to develop new products and services, including products and services that are outside of our historically core business, such as autonomous and electric vehicles, digital services and transportation as a service. The process of designing and developing new technology, products and services is complex, costly and uncertain and requires extensive capital investment and the ability to retain and recruit talent. There can be no assurance that advances in technology will occur in a timely or feasible way, or that others will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. If we do not adequately prepare for and respond to new kinds of technological innovations, market developments and changing customer needs, our sales, profitability and long-term competitiveness may be harmed.

Our ability to maintain profitability is dependent upon our ability to timely fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers. We operate in a very competitive industry with market participants routinely introducing new and improved vehicle models and features designed to meet rapidly evolving consumer expectations. Producing new and improved vehicle models that preserve our reputation for designing, building and selling safe, high-quality cars and trucks is critical to our long-term profitability. Successful launches of our new vehicles are critical to our short-term profitability. It generally takes two years or more to design and develop a new vehicle, and a number of factors may lengthen that time period. Because of this product development cycle and the various elements that may contribute to consumers’ acceptance of new vehicle designs, including competitors’ product introductions, technological innovations, fuel prices, general economic conditions and changes in quality, safety, reliability and styling demands and preferences, an initial product concept or design may not result in a vehicle that generates sales in sufficient quantities and at high enough prices to be profitable. Our high proportion of fixed costs, both due to our significant investment in property, plant and equipment as well as other requirements of our collective bargaining agreements, which limit our flexibility to adjust personnel costs to changes in demands for our products, may further exacerbate the risks associated with incorrectly assessing demand for our vehicles.

Our profitability is dependent upon the success of SUVs and full-size pick-up trucks. While we offer a portfolio of cars, crossovers, SUVs and trucks, we generally recognize higher profit margins on our SUVs and trucks. Our success is dependent upon our ability to sell higher margin vehicles in sufficient volumes. Any shift in consumer preferences toward smaller, more fuel- efficient vehicles, whether as a result of increases in the price of oil or any sustained shortage of oil, including as a result of global political instability, or other reasons, could weaken the demand for our higher margin vehicles. More stringent fuel economy regulations could also impact our ability to sell these vehicles.

We may continue to restructure our operations in the U.S. and various other countries and initiate additional cost reduction actions, but we may not succeed in doing so. Since 2017, we have undertaken restructuring actions to lower our operating costs in response to difficult market and operating conditions in various parts of the world, including the U.S., Canada, Korea and Europe. As we continue to assess our performance throughout our regions, we may take additional restructuring actions to rationalize our operations, which may result in material asset write-downs or impairments and reduce our profitability in the periods incurred. In addition, we are continuing to implement a number of operating effectiveness initiatives to improve productivity and reduce costs. For example, we are continuing to execute on the transformation actions we announced in 2018 to drive significant cost efficiencies and realign our current manufacturing capacity with demand. While we have achieved significant cost savings, there is no guarantee that we will fully realize the anticipated savings or benefits from past or future restructuring and/or cost reduction actions within the time periods we expect or at all. In addition, these restructuring actions subject us to increased risks of labor unrest or strikes, supplier, dealer, or other third-party litigation, regulator claims or proceedings, negative publicity and business disruption. Failure to realize anticipated savings or benefits from our restructuring and/or cost reduction actions could have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our electric vehicle strategy is dependent upon our ability to reduce the cost of manufacturing electric vehicles, as well as increased consumer adoption. We anticipate that the production and profitable sale of electric vehicles will become increasingly

GENERAL MOTORS COMPANY AND SUBSIDIARIES

important to our business. If we are unable to reduce the costs associated with the manufacture of battery-electric vehicles, it may negatively impact our earnings and financial condition. Our ability to benefit from certain government and economic incentives supporting the development and sale of electric vehicles has been reduced and, in some jurisdictions, eliminated or exhausted, which may negatively affect our ability to profitably sell electric vehicles. In addition, our sale of electric vehicles is dependent on consumer adoption, which could be impacted by numerous factors, including perceptions about electric vehicle features, quality, safety, performance and cost; perceptions about the range over which electric vehicles may be driven on a single battery charge; high fuel-economy internal combustion engine vehicles; volatility in the cost of fuel; government regulations and economic incentives; and access to charging facilities.

Our autonomous vehicle strategy is dependent upon our ability to successfully mitigate unique technological, operational, and regulatory risks. In recent years, we announced significant investments in autonomous vehicle technologies, including in GM Cruise Holdings LLC (Cruise Holdings), our majority-owned subsidiary that is responsible for the development and commercialization of autonomous vehicle technology. Our autonomous vehicle operations are capital intensive and subject to a variety of risks inherent with the development of new technologies, including our ability to continue to develop self-driving software and hardware, such as Light Detection and Ranging (LiDAR) sensors and other components; access to sufficient capital, including with respect to additional Softbank funding; risks related to the manufacture of purpose-built autonomous vehicles; and significant competition from both established automotive companies and technology companies, some of which may have more resources and capital to devote to autonomous vehicle technologies than we do. In addition, we face risks related to the commercial deployment of autonomous vehicles on our targeted timeline or at all, including consumer acceptance, achievement of adequate safety and other performance standards and compliance with uncertain, evolving and potentially conflicting federal and state or provincial regulations. To the extent accidents, cybersecurity breaches or other adverse events associated with our autonomous driving systems occur, we could be subject to liability, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.

Our business is highly dependent upon global automobile market sales volume, which can be volatile. Because we have a high proportion of relatively fixed structural costs, small changes in sales volume can have a disproportionately large effect on our profitability. A number of economic and market conditions drive changes in vehicle sales, including real estate values, the availability and prices of used vehicles, levels of unemployment, availability of affordable financing, fluctuations in the cost of fuel, consumer confidence, political unrest, the occurrence of a contagious disease or illness, such as the novel coronavirus, barriers to trade and other global economic conditions. While we cannot predict future economic and market conditions with certainty, we expect U.S. and China industry sales volumes to be lower in 2020 relative to 2019. For a discussion of economic and market trends, see the Overview section of the MD&A.

Our significant business in China subjects us to unique operational, competitive and regulatory risks. Maintaining a strong position in the Chinese market is a key component of our global growth strategy. Our business in China is subject to aggressive competition from many of the largest global manufacturers and numerous domestic manufacturers as well as non-traditional market participants, such as domestic technology companies. In addition, our success in China depends upon our ability to adequately address unique market and consumer preferences driven by advancements related to infotainment and other new technologies. Increased competition, increased U.S.-China trade restrictions and weakening economic conditions in China, among other things, may result in price reductions, reduced sales, profitability and margins, and challenges to gain or hold market share. Chinese regulators have implemented increasingly aggressive “green” policy initiatives and recommended quotas for the sale of electric vehicles, which have challenging lead times.

Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our investments and business conducted within China. In order to maintain access to the Chinese market, we may be required to comply with significant technical and other regulatory requirements that are unique to the Chinese market, at times with challenging lead times to implement such requirements. These actions may increase the cost of doing business in China and reduce our profitability.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

joint venture may be materially adversely affected. The benefits from a successful joint venture are shared among the co-owners, therefore we do not receive all the benefits from our successful joint ventures.

In addition, because we share ownership and management with one or more parties, we may have limited control over the actions of a joint venture, particularly when we own a minority interest. As a result, we may be unable to prevent violations of applicable laws or other misconduct by a joint venture or the failure to satisfy contractual obligations by one or more parties. Moreover, a joint venture may not follow the same requirements regarding compliance, internal controls and internal control over financial reporting that we follow. To the extent another party makes decisions that negatively impact the joint venture or internal control issues arise within the joint venture, we may have to take responsive or other actions or we may be subject to penalties, fines or other related actions for these activities.

The international scale and footprint of our operations expose us to additional risks. We manufacture, sell and service products globally and rely upon an integrated global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture our products. Our global operations subject us to extensive domestic and foreign legal and regulatory requirements, and a variety of other political, economic and regulatory risks including: (1) changes in government leadership; (2) changes in labor, employment, tax, privacy, environmental and other laws, regulations or government policies impacting our overall business model or practices or restricting our ability to manufacture, purchase or sell products consistent with market demand and our business objectives; (3) political pressures to change any aspect of our business model or practices or that impair our ability to source raw materials, services, components, systems and parts, or manufacture products on competitive terms in a manner consistent with our business objectives; (4) political instability, civil unrest or government controls over certain sectors; (5) political and economic tensions between governments and changes in international trade policies, including restrictions on the repatriation of dividends, especially between China or Canada and the U.S.; (6) more detailed inspections or new or higher tariffs, for example, on products imported into or exported from the U.S., including under Section 232 of the Trade Expansion Act of 1962, Section 301 of the U.S. Trade Act of 1974, or other trade measures; (7) new barriers to entry or domestic preference procurement requirements, including changes to, withdrawals from or impediments to implementing free trade agreements (for example, the North American Free Trade Agreement or its successor, the United States-Mexico-Canada Agreement), or preferences of foreign nationals for domestically manufactured products; (8) changes in foreign currency exchange rates, particularly in Brazil and Argentina, and interest rates; (9) economic downturns in foreign countries or geographic regions where we have significant operations, or significant changes in conditions in the countries in which we operate; (10) differing local product preferences and product requirements, including government certification requirements related to, among other things, fuel economy, vehicle emissions and safety; (11) impact of compliance with U.S. and foreign countries’ export controls and economic sanctions; (12) liabilities resulting from U.S. and foreign laws and regulations, including, but not limited to, those related to the Foreign Corrupt Practices Act and certain other anti-corruption laws; (13) differing labor regulations, requirements and union relationships; (14) differing dealer and franchise regulations and relationships; (15) difficulties in obtaining financing in foreign countries for local operations; and (16) natural disasters, public health crises, including the occurrence of a contagious disease or illness, such as the novel coronavirus, and other catastrophic events.

Any significant disruption at one of our manufacturing facilities could disrupt our production schedule. We assemble vehicles at various facilities around the world. Our facilities are typically designed to produce particular models for particular geographic markets. No single facility is designed to manufacture our full range of vehicles. In some cases, certain facilities produce products, systems, components and parts that disproportionately contribute a greater degree to our profitability than others and create significant interdependencies among manufacturing facilities around the world. Should these or other facilities become unavailable either temporarily or permanently for any number of reasons, including labor disruptions, the occurrence of a contagious disease or illness, such as the novel coronavirus, or catastrophic weather events, the inability to manufacture at the affected facility may result in harm to our reputation, increased costs, lower revenues and the loss of customers. In particular, substantially all of our hourly employees are represented by unions and covered by collective bargaining agreements that must be negotiated from time-to-time, often at the local facility level, which increases our risk of work stoppages. We may not be able to easily shift production to other facilities or to make up for lost production. Any new facility needed to replace an inoperable manufacturing facility would need to comply with the necessary regulatory requirements, need to satisfy our specialized manufacturing requirements and require specialized equipment.

Any disruption in our suppliers’ operations could disrupt our production schedule. Our automotive operations are dependent upon the continued ability of our suppliers to deliver the systems, components, raw materials and parts that we need to manufacture our products. Our use of “just-in-time” manufacturing processes allows us to maintain minimal inventory. As a result, our ability to maintain production is dependent upon our suppliers delivering sufficient quantities of systems, components, raw materials and parts on time to meet our production schedules. In some instances, we purchase systems, components, raw materials and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions. Any number of factors, including

GENERAL MOTORS COMPANY AND SUBSIDIARIES

labor disruptions, catastrophic weather events, the occurrence of a contagious disease or illness, such as the novel coronavirus, contractual or other disputes, unfavorable economic or industry conditions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations, including the production of certain higher margin vehicles. In particular, if the current novel coronavirus outbreak continues and results in a prolonged period of travel, commercial and other similar restrictions, we could experience global supply disruptions. If we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of systems, components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely, which could cause a loss of revenues, which would adversely affect our operations.

High prices of raw materials or other inputs used by us and our suppliers could negatively impact our profitability. Increases in prices for raw materials or other inputs that we and our suppliers use in manufacturing products, systems, components and parts, such as steel, precious metals, or non-ferrous metals, including aluminum, copper and plastic, may lead to higher production costs for parts, components and vehicles. Changes in trade policies and tariffs, fluctuations in supply and demand and other economic and political factors may continue to create pricing pressure for raw materials and other inputs. This could, in turn, negatively impact our future profitability because we may not be able to pass all of those costs on to our customers or require our suppliers to absorb such costs.

We operate in a highly competitive industry that has excess manufacturing capacity and attempts by our competitors to sell more vehicles could have a significant negative effect on our vehicle pricing, market share and operating results. The global automotive industry is highly competitive in terms of the quality, innovation, new technologies, pricing, fuel economy, reliability, safety, customer service and financial services offered. Additionally, overall manufacturing capacity in the industry far exceeds current demand. Many manufacturers, including GM, have relatively high fixed labor costs as well as limitations on their ability to close facilities and reduce fixed costs. In light of such excess capacity and high fixed costs, many of our competitors have attempted to sell more vehicles by providing subsidized financing or leasing programs, offering marketing incentives or reducing vehicle prices. As a result, we may be required to offer similar incentives, which may not necessarily allow us to set vehicle prices that offset cost increases or the impact of adverse currency fluctuations. Our competitors may also seek to benefit from economies of scale by consolidating or entering into other strategic agreements such as alliances or joint ventures intended to enhance their competitiveness.

Manufacturers in countries that have lower production costs, such as China and India, have become competitors in key emerging markets and announced their intention to export their products to established markets as a low-cost alternative to established entry-level automobiles. In addition, foreign governments may decide to implement tax and other policies that favor their domestic manufacturers at the expense of international manufacturers, including GM and its joint venture partners. These actions have had, and are expected to continue to have, a significant negative effect on our vehicle pricing, market share and operating results.

Competitors may independently develop products and services similar to ours, and there are no guarantees that GM’s intellectual property rights would prevent competitors from independently developing or selling those products and services. There may be instances where, notwithstanding our intellectual property position, competitive products or services may impact the value of our brands and other intangible assets, and our business may be adversely affected. Moreover, although GM takes reasonable steps to maintain the confidentiality of GM proprietary information, there can be no assurance that such efforts will completely deter or prevent misappropriation or improper use of our technology. We sometimes face attempts to gain unauthorized access to our information technology networks and systems for the purpose of improperly acquiring our trade secrets or confidential business information. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position. In addition, we may be the target of patent enforcement actions by third parties, including aggressive and opportunistic enforcement claims by non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. Although we have taken steps to mitigate such risks, if we are found to have infringed any third-party rights, we could be required to pay substantial damages or we could be enjoined from offering some of our products and services.

Security breaches and other disruptions to information technology systems and networked products, including connected vehicles, owned or maintained by us, GM Financial, or third-party vendors or suppliers on our behalf, could interfere with our operations and could compromise the confidentiality of private customer data or our proprietary information.  We rely upon information technology systems and manufacture networked products, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of our business processes, activities and products. Additionally, we and GM Financial collect and store sensitive data, including intellectual property and proprietary business information (including that of our dealers and suppliers), as well as personally identifiable information of our customers and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

employees, in data centers and on information technology networks (including networks that may be controlled or maintained by third parties). The secure operation of these systems and products, and the processing and maintenance of the information processed by these systems and products, is critical to our business operations and strategy. Further, customers using our systems rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our products and the protection of their data. Despite security measures and business continuity plans, these systems and products may be vulnerable to damage, disruptions or shutdowns caused by attacks by hackers, computer viruses, malware (including “ransomware”), phishing attacks or breaches due to errors or malfeasance by employees, contractors and others who have access to these systems and products. The occurrence of any of these events could compromise the confidentiality, operational integrity and accessibility of these systems and products and the data that resides therein. Similarly, such an occurrence could result in the compromise or loss of the information processed by these systems and products. Such events could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition, such events could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information; disrupt operations; or reduce the competitive advantage we hope to derive from our investment in advanced technologies. We have experienced such events in the past and, although past events were immaterial, future events may occur and may be material.

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

Security breaches and other disruptions of our in-vehicle systems could impact the safety of our customers and reduce confidence in GM and our products. Our vehicles contain complex information technology systems. These systems control various vehicle functions including engine, transmission, safety, steering, navigation, acceleration, braking, window and door lock functions. We have designed, implemented and tested security measures intended to prevent unauthorized access to these systems. However, hackers have reportedly attempted, and may attempt in the future, to gain unauthorized access to modify, alter and use such systems to gain control of, or to change, our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle. Any unauthorized access to or control of our vehicles or their system could adversely impact the safety of our customers or result in legal claims or proceedings, liability or regulatory penalties. In addition, regardless of their veracity, reports of unauthorized access to our vehicles or their systems could negatively affect our brand and harm our business, prospects, financial condition and operating results.

Our enterprise data practices, including the collection, use, sharing, and security of the Personal Identifiable Information of our customers, employees, or suppliers are subject to increasingly complex, restrictive, and punitive regulations in all key market regions. Under these regulations, the failure to maintain compliant data practices could result in consumer complaints and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential users or customers from using our products and services. Because many of these laws are new, there is little clarity as to their interpretation, as well as a lack of precedent for the scope of enforcement. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. For example, in Europe, the General Data Protection Regulation came into effect on May 25, 2018, and applies to all of our ongoing operations in the EU as well as some of our operations outside of the EU that involve the processing of EU personal data. This regulation significantly increases the potential financial penalties for noncompliance, including fines of up to 4% of worldwide revenue. Similar regulations are coming into effect in Brazil and China, and in the U.S., California has adopted, and several states and provinces in Canada are considering adopting, laws and regulations imposing obligations regarding personal data. In some cases, these laws provide a private right of action that would allow customers to bring suit directly against us for mishandling their data.

Our operations and products are subject to extensive laws, regulations and policies, including those related to vehicle emissions, fuel economy standards, and greenhouse gas emissions, that can significantly increase our costs and affect how we do business. We are significantly affected by governmental regulations on a global basis that can increase costs related to the production of our vehicles and affect our product portfolio, particularly regulations relating to emissions, fuel economy standards, and greenhouse gas emissions. Meeting or exceeding many of these regulations is costly and often technologically challenging, especially because the standards are not harmonized across jurisdictions. We anticipate that the number and extent of these and other regulations, laws and policies, and the related costs and changes to our product portfolio, may increase significantly in the future, primarily out of concern for the environment (including concerns about global climate change and its impact). These government regulatory requirements, among others, could significantly affect our plans for global product development and given

GENERAL MOTORS COMPANY AND SUBSIDIARIES

the uncertainty surrounding enforcement and regulatory definitions and interpretations, may result in substantial costs, including civil or criminal penalties. In addition, an evolving but un-harmonized emissions and fuel economy regulatory framework may limit or dictate the types of vehicles we sell and where we sell them, which can affect revenue. Refer to the “Environmental and Regulatory Matters” section of Item 1. Business for further information on regulatory and environmental requirements.

We expect that to comply with fuel economy and emission control requirements we will be required to sell a significant volume of electric vehicles, and potentially develop and implement new technologies for conventional internal combustion engines, all at increased costs. There are limits on our ability to achieve fuel economy improvements over a given time frame, however, primarily relating to the cost and effectiveness of available technologies, lack of sufficient consumer acceptance of new technologies and of changes in vehicle mix, lack of willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. There is no assurance that we will be able to produce and sell vehicles that use such new technologies on a profitable basis or that our customers will purchase such vehicles in the quantities necessary for us to comply with these regulatory programs.

In the current uncertain regulatory framework, environmental liabilities for which we may be responsible and that are not reasonably estimable could be substantial. Alleged violations of safety, fuel economy or emissions standards could result in legal proceedings, the recall of one or more of our products, negotiated remedial actions, fines, restricted product offerings or a combination of any of those items. Any of these actions could have a material adverse effect on our operations including facility idling, reduced employment, increased costs and loss of revenue.

In addition, many of our advanced technologies, including autonomous vehicles, present novel issues with which domestic and foreign regulators have only limited experience and will be subject to evolving regulatory frameworks. Any current or future regulations in these areas could impact whether and how these technologies are designed and integrated into our products, and may ultimately subject us to increased costs and uncertainty.

We could be materially adversely affected by unusual or significant litigation, governmental investigations or other proceedings.  We are subject to legal proceedings involving various issues, including product liability lawsuits, class action litigations alleging product defects, emissions litigation (both in the U.S. and elsewhere), stockholder litigation, labor and employment litigation in various countries (including U.S., Canada, Korea and Brazil), claims and actions arising from divestitures of operations and assets and proceedings related to the Ignition Switch Recall. In addition, we are subject to governmental proceedings and investigations. A negative outcome in one or more of these legal proceedings could result in the imposition of damages, including punitive damages, substantial fines, significant reputational harm, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as significant legal and other costs. In addition, we may become obligated to issue additional shares (Adjustment Shares) of up to 30 million shares of our common stock (subject to adjustment to take into account stock dividends, stock splits and other transactions) to the Motors Liquidation Company (MLC) GUC Trust (GUC Trust) under a provision of the Amended and Restated Master Sale and Purchase Agreement between us and General Motors Corporation and certain of its subsidiaries in the event that allowed general unsecured claims against the GUC Trust, as estimated by the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court), exceed $35.0 billion. The GUC Trust stated in public filings that allowed general unsecured claims were approximately $32.1 billion as of September 30, 2019. For a further discussion of these matters refer to Note 16 to our consolidated financial statements.

The costs and effect on our reputation of product safety recalls and alleged defects in products and services could materially adversely affect our business.  Government safety standards require manufacturers to remedy certain product safety defects through recall campaigns and vehicle repurchases. Under these standards, we could be subject to civil or criminal penalties or may incur various costs, including significant costs for repairs made at no cost to the consumer. At present, the costs we incur in connection with these recalls typically include the cost of the part being replaced and labor to remove and replace the defective part. The costs to complete a recall could be exacerbated to the extent that such action relates to a global platform. Concerns about the safety of our products, including advanced technologies like autonomous vehicles, whether raised internally or by regulators or consumer advocates, and whether or not based on scientific evidence or supported by data, can result in product delays, recalls, lost sales, governmental investigations, regulatory action, private claims, lawsuits and settlements, and reputational damage. These circumstances can also result in damage to brand image, brand equity and consumer trust in the Company’s products and ability to lead the disruption occurring in the automotive industry.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We currently source a variety of systems, components, raw materials and parts from third parties. From time to time these items may have performance or quality issues that could harm our reputation and cause us to incur significant costs, particularly if the affected items relate to global platforms or involve defects that are identified years after production. Our ability to recover costs associated with recalls or other campaigns caused by parts or components purchased from suppliers may be limited by the suppliers’ financial condition or a number of other reasons or defenses.

We may incur additional tax expense or become subject to additional tax exposure. We are subject to the tax laws and regulations of the U.S. and numerous other jurisdictions in which we do business. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are regularly under audit by the U.S. Internal Revenue Service and other tax authorities, which may not agree with our tax positions. In addition, our tax liabilities are subject to other significant risks and uncertainties, including those arising from potential changes in laws and/or regulations in the countries in which we do business, the possibility of adverse determinations with respect to the application of existing laws, changes in our business or structure and changes in the valuation of our deferred tax assets and liabilities. Any unfavorable resolution of these and other uncertainties may have a significant adverse impact on our tax rate and results of operations. If our tax expense were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.

We rely on GM Financial to provide financial services to our customers and dealers in North America, South America and Asia/Pacific. GM Financial faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations, which in turn could impede its ability to provide leasing and financing to customers and commercial lending to our dealers. Any reduction in GM Financial’s ability to provide such financial services would negatively affect our efforts to support additional sales of our vehicles and expand our market penetration among customers and dealers.

The primary factors that could adversely affect GM Financial’s business and operations and reduce its ability to provide financing services at competitive rates include the sufficiency, availability and cost of sources of financing, including credit facilities, securitization programs and secured and unsecured debt issuances; the performance of loans and leases in its portfolio, which could be materially affected by charge-offs, delinquencies and prepayments; wholesale auction values of used vehicles; higher than expected vehicle return rates and the residual value performance on vehicles GM Financial leases to customers; fluctuations in interest rates and currencies; competition for customers from commercial banks, credit unions and other financing and leasing companies; and changes to regulation, supervision, enforcement and licensing across various jurisdictions.

In addition, a substantial portion of GM Financial’s indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions or on any other basis, after 2021. At this time, it is not possible to predict the effect that these developments or any discontinuance, modification or other reforms may have on LIBOR, other benchmarks or floating–rate debt instruments, including GM Financial’s floating–rate debt. Any such discontinuance, modification, alternative reference rates or other reforms may materially adversely affect interest rates on GM Financial’s current or future indebtedness. There is a risk that the discontinuation of LIBOR will impact GM Financial's ability to manage interest rate risk effectively without an adequate replacement.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our future funding requirements for our defined benefit pension plans depend upon the future performance of assets placed in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans and any changes in laws and regulations. Future funding requirements generally increase if the discount rate decreases or if actual asset returns are lower than expected asset returns, assuming other factors are held constant. We estimate future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions.

There are additional risks due to the complexity and magnitude of our investments. Examples include implementation of significant changes in investment policy, insufficient market liquidity in particular asset classes and the inability to quickly rebalance illiquid and long-term investments.

Factors that affect future funding requirements for our U.S. defined benefit plans generally affect the required funding for non-U.S. plans. Certain plans outside the U.S. do not have assets and therefore the obligation is funded as benefits are paid. If local legal authorities increase the minimum funding requirements for our non-U.S. plans, we could be required to contribute more funds.

*  *  *  *  *  *  *

Item 1B. Unresolved Staff Comments

None

*  *  *  *  *  *  *

Item 2. Properties

At December 31, 2019 we had over 100 locations in the U.S. (excluding our automotive financing operations and dealerships), which are primarily for manufacturing, assembly, distribution, warehousing, engineering and testing. We, our subsidiaries or associated companies in which we own an equity interest own most of these properties and/or lease a portion of these properties. Leased properties are primarily composed of warehouses and administration, engineering and sales offices.

We have manufacturing, assembly, distribution, office or warehousing operations in 32 countries, including equity interests in associated companies, which perform manufacturing, assembly or distribution operations. The major facilities outside the U.S., which are principally vehicle manufacturing and assembly operations, are located in Argentina, Brazil, Canada, China, Colombia, Ecuador, Mexico, and South Korea.

GM Financial owns or leases facilities for administration and regional credit centers. GM Financial has 43 facilities, of which 28 are located in the U.S. The major facilities outside the U.S. are located in Brazil, Canada and Mexico.

*  *  *  *  *  *  *

Item 3. Legal Proceedings

The discussion under "Litigation-Related Liability and Tax Administrative Matters" in Note 16 to our consolidated financial statements is incorporated by reference into this Part II - Item 3.

*  *  *  *  *  *  *

Item 4. Mine Safety Disclosures

Not applicable

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information Shares of our common stock are publicly traded on the New York Stock Exchange under the symbol "GM".

Holders At January 24, 2020 we had 1.4 billion issued and outstanding shares of common stock held by 488 holders of record.

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended December 31, 2019:

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
October 1, 2019 through October 31, 2019	23,723	$36.08	—	$3.4 billion
November 1, 2019 through November 30, 2019	3,480	$37.16	—	$3.4 billion
December 1, 2019 through December 31, 2019	29,090	$36.28	—	$3.4 billion
Total	56,293	$36.25	—
__________

(a)
Shares purchased consist of shares delivered by employees or directors to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units (RSUs), Performance Stock Units (PSUs) and Restricted Stock Awards (RSAs) relating to compensation plans. In June 2017 our shareholders approved the 2017 Long Term Incentive Plan, which authorizes awards of stock options, stock appreciation rights, RSAs, RSUs, PSUs or other stock-based awards to selected employees, consultants, advisors, and non-employee Directors of the Company. Refer to Note 23 to our consolidated financial statements for additional details on employee stock incentive plans.

(b)	In January 2017 we announced that our Board of Directors had authorized the purchase of up to an additional $5.0 billion of our common stock with no expiration date.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Selected Financial Data

	At and for the Years Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data:
Total net sales and revenue	$137,237	$147,049	$145,588	$149,184	$135,725
Income from continuing operations(a)	$6,667	$8,075	$330	$9,269	$9,590
Basic earnings per common share – continuing operations(a)	$4.62	$5.66	$0.23	$6.12	$6.09
Diluted earnings per common share – continuing operations(a)	$4.57	$5.58	$0.22	$6.00	$5.89
Dividends declared per common share	$1.52	$1.52	$1.52	$1.52	$1.38
Balance Sheet Data:
Total assets(b)	$228,037	$227,339	$212,482	$221,690	$194,338
Automotive notes and loans payable	$14,386	$13,963	$13,502	$10,560	$8,535
GM Financial notes and loans payable	$88,938	$90,988	$80,717	$64,563	$45,479
Total equity	$45,957	$42,777	$36,200	$44,075	$40,323
_________

(a)
We estimate that the lost vehicle production volumes and parts sales due to the UAW strike had an unfavorable pre-tax impact of approximately $3.6 billion on our Income from continuing operations in the year ended December 31, 2019. In the year ended December 31, 2019 we recorded: (1) pre-tax charges of $1.8 billion related to transformation activities including accelerated depreciation, supplier-related charges and other charges; and (2) a pre-tax benefit of $1.4 billion related to the retrospective recoveries of indirect taxes in Brazil. In the year ended December 31, 2018 we recorded: (1) pre-tax charges of $1.3 billion related to transformation activities including employee separation, accelerated depreciation and other charges; (2) pre-tax charges of $1.1 billion related to the closure of a facility and other restructuring actions in Korea; (3) pre-tax charges of $0.4 billion for ignition switch related legal matters; and (4) a non-recurring tax benefit of $1.0 billion related to foreign earnings. In the year ended December 31, 2017 we recorded: (1) tax expense of $7.3 billion related to U.S. tax reform legislation; (2) $2.3 billion related to the establishment of a valuation allowance against deferred tax assets that will no longer be realizable as a result of the sale of the Opel/Vauxhall Business; and (3) pre-tax charges of $0.5 billion related to restructuring actions in India and South Africa. In the year ended December 31, 2015 we recorded: (1) the reversal of deferred tax asset valuation allowances of $3.9 billion in Europe; and (2) pre-tax charges related to the Ignition Switch Recall Compensation Program and for various legal matters of approximately $1.6 billion.

(b)	Total assets included assets held for sale of $20.6 billion and $20.0 billion at December 31, 2016 and 2015.

*  *  *  *  *  *  *

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and Item 1A. Risk Factors for a discussion of these risks and uncertainties. The discussion of our financial condition and results of operations for the year ended December 31, 2017 included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018 is incorporated by reference into this MD&A.

Non-GAAP Measures Unless otherwise indicated, our non-GAAP measures discussed in this MD&A are related to our continuing operations and not our discontinued operations. Our non-GAAP measures include: earnings before interest and taxes (EBIT)-adjusted, presented net of noncontrolling interests; earnings before income taxes (EBT)-adjusted for our GM Financial segment; earnings per share (EPS)-diluted-adjusted; effective tax rate-adjusted (ETR-adjusted); return on invested capital-adjusted (ROIC-adjusted) and adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Years Ended December 31,
	2019	2018	2017
Net income (loss) attributable to stockholders	$6,732	$8,014	$(3,864)
Loss from discontinued operations, net of tax	—	70	4,212
Income tax expense	769	474	11,533
Automotive interest expense	782	655	575
Automotive interest income	(429)	(335)	(266)
Adjustments
Transformation activities(a)	1,735	1,327	—
GM Brazil indirect tax recoveries(b)	(1,360)	—	—
FAW-GM divestiture(c)	164	—	—
GMI restructuring(d)	—	1,138	540
Ignition switch recall and related legal matters(e)	—	440	114
Total adjustments	539	2,905	654
EBIT-adjusted	$8,393	$11,783	$12,844
________

(a)
These adjustments were excluded because of a strategic decision to accelerate our transformation for the future to strengthen our core business, capitalize on the future of personal mobility, and drive significant cost efficiencies. The adjustments primarily consist of accelerated depreciation, supplier-related charges, pension and other curtailment charges and employee-related separation charges in the year ended December 31, 2019 and primarily employee separation charges and accelerated depreciation in the year ended December 31, 2018.

(b)	This adjustment was excluded because of the unique events associated with decisions rendered by the Superior Judicial Court of Brazil resulting in retrospective recoveries of indirect taxes.

(c)
This adjustment was excluded because we divested our joint venture FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM), as a result of a strategic decision by both shareholders, allowing us to focus our resources on opportunities expected to deliver higher returns.

(d)
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

(e)	These adjustments were excluded because of the unique events associated with the ignition switch recall, which included various investigations, inquiries and complaints from constituents.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted:

	Years Ended December 31,
	2019		2018		2017
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings (loss) per common share	$6,581	$4.57	$7,916	$5.53	$(3,880)	$(2.60)
Diluted loss per common share – discontinued operations	—	—	70	0.05	4,212	2.82
Adjustments(a)	539	0.38	2,905	2.03	654	0.44
Tax effect on adjustments(b)	(188)	(0.13)	(416)	(0.29)	(208)	(0.14)
Tax adjustments(c)	—	—	(1,111)	(0.78)	9,099	6.10
EPS-diluted-adjusted	$6,932	$4.82	$9,364	$6.54	$9,877	$6.62
________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of the MD&A for adjustment details.

(b)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

(c)
In the year ended December 31, 2018, the adjustment consists of: (1) a non-recurring tax benefit related to foreign earnings; and (2) tax effects related to U.S. tax reform legislation. In the year ended December 31, 2017, the adjustment consisted of the tax expense of $7.3 billion related to U.S. tax reform legislation and the establishment of a valuation allowance against deferred tax assets of $2.3 billion that are no longer realizable as a result of the sale of the Opel/Vauxhall Business, partially offset by tax benefits related to tax settlements. These adjustments were excluded because impacts of tax legislation and valuation allowances are not considered part of our core operations.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Years Ended December 31,
	2019			2018			2017
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$7,436	$769	10.3%	$8,549	$474	5.5%	$11,863	$11,533	97.2%
Adjustments(a)	545	188		2,946	416		$654	208
Tax adjustments(b)		—			1,111			(9,099)
ETR-adjusted	$7,981	$957	12.0%	$11,495	$2,001	17.4%	$12,517	$2,642	21.1%
__________

(a)
Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of the MD&A for adjustment details. Net income attributable to noncontrolling interests for these adjustments is included in the years ended December 31, 2019 and 2018. The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

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

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Years Ended December 31,
	2019	2018	2017
Net income (loss) attributable to stockholders	$6.7	$8.0	$(3.9)
Average equity(a)	$43.7	$37.4	$42.2
ROE	15.4%	21.4%	(9.2)%
_______
(a)    Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income (loss) attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Years Ended December 31,
	2019	2018	2017
EBIT-adjusted(a)	$8.4	$11.8	$12.8
Average equity(b)	$43.7	$37.4	$42.2
Add: Average automotive debt and interest liabilities (excluding finance leases)	14.9	14.4	11.6
Add: Average automotive net pension & OPEB liability	16.7	18.3	21.0
Less: Average automotive net income tax asset	(23.5)	(22.7)	(29.3)
ROIC-adjusted average net assets	$51.8	$47.4	$45.5
ROIC-adjusted	16.2%	24.9%	28.2%
________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of the MD&A.
(b)    Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

Overview Our management team has adopted a strategic plan to transform GM into the world's most valued automotive company. Our plan includes several major initiatives that we anticipate will redefine the future of personal mobility and advance our vision of zero crashes, zero emissions, zero congestion while also strengthening the core of our business: earning customers for life by delivering winning vehicles, leading the industry in quality and safety and improving the customer ownership experience; leading in technology and innovation, including electrification, autonomous vehicles and data connectivity; growing our brands; making tough, strategic decisions about the markets and products in which we will invest and compete; building profitable adjacent businesses; and targeting 10% core margins on an EBIT-adjusted basis.

Our collective bargaining agreement with the UAW, which was ratified in November 2015, expired on September 14, 2019. The UAW went on strike on September 16, 2019, causing subsequent stoppages to most vehicle production and parts distribution across our North America facilities. On October 25, 2019, the UAW ratified a new collectively bargained labor agreement (Labor Agreement). The Labor Agreement, which has a term of four years, covers the wages, hours, benefits and other terms and conditions of employment for our UAW-represented employees. The key terms and provisions of the Labor Agreement are:

•	Lump sum ratification bonus payments to eligible employees of $11,000 and eligible temporary employees of $4,500 in November 2019 totaling $0.5 billion;

•	Lump sum payments, equivalent to 4% of qualified earnings, to eligible employees in November 2019 and October 2021, totaling approximately $0.2 billion;

•	Lump sum payments of $1,000 to be made annually to eligible employees in June 2020 through June 2023, totaling approximately $0.2 billion;

•	Gross wage increases of 3% in 2020 and 2022 for eligible employees, totaling approximately $0.4 billion during the four-year agreement;

•	Detroit Hamtramck Assembly facility will remain open and receive a new product allocation. Lordstown Assembly, Baltimore Transmission and Warren Transmission facilities will close;

•	Cash severance incentive programs to qualified employees based on employee interest, eligibility and management approval; and

•	Additional manufacturing investments of approximately $7.7 billion to create or retain more than 9,000 UAW jobs during the period of the Labor Agreement.

Lump sum payments are amortized over the term of the Labor Agreement. Restructuring charges for cash severance incentive programs were recorded in the three months ended December 31, 2019 upon receipt of both employee acceptance and management approval. We expect to offset the Labor Agreement's economics with productivity over the four-year contract period.
We estimate that the lost vehicle production volumes and parts sales due to the UAW strike had an unfavorable impact of approximately $3.6 billion on our GMNA EBIT-adjusted in the year ended December 31, 2019. In addition, we estimate an unfavorable pre-tax impact to Net cash provided by operating activities in our consolidated statement of cash flows of approximately $5.4 billion in the year ended December 31, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

For the year ending December 31, 2020 we expect EPS-diluted and EPS-diluted-adjusted of between $5.75 and $6.25. We do not consider the potential future impact of adjustments on our expected financial results.

We face continuing market, operating and regulatory challenges in a number of countries across the globe due to, among other factors, weak economic conditions, competitive pressures, our product portfolio offerings, heightened emissions standards, labor disruptions, foreign exchange volatility, rising material prices, evolving trade policy and political uncertainty. As a result of these conditions, we continue to strategically assess our performance and ability to achieve acceptable returns on our invested capital, as well as our cost structure in order to maintain a low breakeven point. Refer to Item 1A. Risk Factors for a discussion on these challenges.

In November 2018, we announced plans to accelerate steps to improve our overall business performance, including the reorganization of global product development staffs, the realignment of manufacturing capacity in response to market-related volume declines in passenger cars and a reduction of our salaried workforce. We expect these transformation activities to drive between $5.5 billion and $6.0 billion of annual cash savings by the end of 2020, consisting of $4.0 billion to $4.5 billion in cost savings resulting from reductions primarily in Automotive and other cost of sales in our consolidated financial statements, with the remainder in reduced capital expenditures. We have achieved $3.3 billion in cost savings since inception through staffing, manufacturing and product initiatives. We are on track to reduce capital expenditures from approximately $8.5 billion to approximately $7.0 billion and expect to meet our revised cost savings target by the end of 2020. As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These additional actions could give rise to future asset impairments or other charges, which may have a material impact on our results of operations. We have recorded charges of $1.8 billion in 2019 and $3.1 billion cumulatively related to our 2018 transformation plans, which were complete at December 31, 2019. These charges are primarily considered special for EBIT-adjusted, EPS diluted-adjusted and adjusted automotive free cash flow purposes.

GMNA Industry sales in North America were 21.2 million units in the year ended December 31, 2019, representing a decrease of 1.8% compared to the corresponding period in 2018. U.S. industry sales were 17.5 million units in the year ended December 31, 2019, representing a decrease of 1.1% compared to the corresponding period in 2018.

Our total vehicle sales in the U.S., our largest market in North America, totaled 2.9 million units for a market share of 16.5% in the year ended December 31, 2019, representing a decrease of 0.2 percentage points compared to the corresponding period in 2018, primarily related to the UAW strike. We continue to lead the U.S. industry in market share.

We estimate GMNA's breakeven point at the U.S. industry level to be in the range of 10.0 to 11.0 million units. We expect to sustain a strong EBIT-adjusted margin in 2020 on the relative strength of U.S. industry light vehicle sales and our recent and upcoming product launches, including our new full-size SUVs.

GMI Industry sales in China were 25.4 million units in the year ended December 31, 2019, representing a decrease of 4.2% compared to the corresponding period in 2018. Our total vehicle sales in China were 3.1 million units for a market share of 12.2% in the year ended December 31, 2019, representing a decrease of 1.6 percentage points compared to the corresponding period in 2018. Cadillac achieved 3.9% growth in vehicle sales in the year ended December 31, 2019 compared to the corresponding period in 2018. Buick, Chevrolet, Baojun and Wuling sales were softer amid a continued weak automotive industry since the second half of 2018. Additionally, Baojun and Wuling sales were impacted by unfavorable market shifts in vehicle segments. Our Automotive China JVs generated equity income of $1.1 billion in the year ended December 31, 2019. In 2020 we expect to see continued weakness in the industry with a continuation of pricing pressures, a more challenging regulatory environment related to emissions, fuel consumption and new energy vehicles, and continued weakness in the Chinese Yuan against the U.S. Dollar, which will continue to put pressure on our operations in China. We will continue to build upon our strong brands, network, and partnerships in China as well as continue to drive improvements in vehicle mix and cost.

Outside of China, industry sales were 25.8 million units in the year ended December 31, 2019, representing a decrease of 3.5% compared to the corresponding period in 2018, primarily due to decreased sales in India and Argentina. Our total vehicle sales were 1.3 million units for a market share of 4.9% in the year ended December 31, 2019, representing an increase of 0.2 percentage points compared to the corresponding period in 2018.

Cruise We are actively testing our autonomous vehicles in the U.S. Gated by safety and regulation, we continue to make significant progress towards commercialization of a network of on-demand autonomous vehicles in the U.S.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In 2019 Cruise Holdings entered into a purchase agreement with existing shareholders and new third-party investors, pursuant to which Cruise Holdings received $1.2 billion in exchange for issuing Cruise Class F Preferred Shares, including $0.7 billion from General Motors Holdings LLC. All proceeds are designated exclusively for working capital and general corporate purposes of Cruise. Refer to Note 20 to our consolidated financial statements for further details.

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

Automotive Financing - GM Financial Summary and Outlook We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Used vehicle prices decreased 3% in 2019 compared to 2018. We expect a decrease of 3% to 4% in 2020 compared to 2019, primarily due to the elevated supply of used vehicles in the industry. The following table summarizes the residual value as well as the number of units included in GM Financial equipment on operating leases, net by vehicle type (units in thousands):

	December 31, 2019			December 31, 2018
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$15,950	972	60.5%	$15,057	917	53.8%
Trucks	7,256	288	18.0%	7,299	296	17.4%
SUVs	3,917	108	6.7%	4,160	111	6.5%
Cars	3,276	238	14.8%	4,884	379	22.3%
Total	$30,399	1,606	100.0%	$31,400	1,703	100.0%

GM Financial's penetration of our retail sales in the U.S. decreased to 43% in the year ended December 31, 2019 from 49% in 2018. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America decreased to 68% in 2019 from 72% in 2018. In the year ended December 31, 2019, GM Financial's revenue consisted of leased vehicle income of 69%, retail finance charge income of 23%, and commercial finance charge income of 5%.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total Net Sales and Revenue

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2019	2018		%	Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$106,366	$113,792	$(7,426)	(6.5)%	$(10.0)	$1.7	$1.3	$(0.5)
GMI	16,111	19,148	(3,037)	(15.9)%	$(2.2)	$(0.3)	$0.5	$(1.1)
Corporate	220	203	17	8.4%				$—
Automotive	122,697	133,143	(10,446)	(7.8)%	$(12.2)	$1.5	$1.9	$(1.6)
Cruise	100	—	100	n.m.				$0.1
GM Financial	14,554	14,016	538	3.8%				$0.5
Eliminations/Reclassifications	(114)	(110)	(4)	(3.6)%		$0.1		$(0.1)
Total net sales and revenue	$137,237	$147,049	$(9,812)	(6.7)%	$(12.2)	$1.5	$1.9	$(1.0)
________
n.m. = not meaningful

Automotive and Other Cost of Sales

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2019	2018		%	Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$94,582	$99,445	$4,863	4.9%	$7.2	$(1.7)	$(1.0)	$0.3
GMI	14,967	20,418	5,451	26.7%	$1.9	$—	$2.9	$0.6
Corporate	81	178	97	54.5%		$—	$—	$0.1
Cruise	1,026	715	(311)	(43.5)%			$(0.3)
Eliminations	(5)	(100)	(95)	(95.0)%		$—	$—
Total automotive and other cost of sales	$110,651	$120,656	$10,005	8.3%	$9.1	$(1.8)	$1.6	$1.1

The most significant element of our Automotive and other cost of sales is material cost, which makes up approximately two-thirds of the total amount. The remaining portion includes labor costs, depreciation and amortization, engineering, freight and product warranty and recall campaigns.

Factors that most significantly influence a region's profitability are industry volume, market share, and the relative mix of vehicles (trucks, crossovers, cars) sold. Variable profit is a key indicator of product profitability. Variable profit is defined as revenue less material cost, freight, the variable component of manufacturing expense and warranty and recall-related costs. Vehicles with higher selling prices generally have higher variable profit. Refer to the regional sections of this MD&A for additional information on volume and mix.

In the year ended December 31, 2019, favorable Cost was primarily due to: (1) decreased engineering, manufacturing and other costs of $1.5 billion, primarily related to cost savings associated with transformation activities; (2) a benefit of $1.4 billion related to the retrospective recoveries of indirect taxes in Brazil; (3) charges of $1.1 billion primarily in employee separation charges and asset impairments in Korea in 2018; and (4) favorable material performance of $0.8 billion related to carryover vehicles; partially offset by (5) increased material cost of $1.2 billion related to vehicles launched within the last twelve months incorporating significant exterior and/or interior changes (Majors); (6) increase in large campaigns and other warranty-related costs of $1.0 billion; (7) increased raw material and freight costs related to carryover vehicles of $0.5 billion; and (8) a net increase in charges of $0.4 billion primarily in accelerated depreciation and supplier-related charges resulting from transformation activities. In the year ended December 31, 2019 favorable Other was due to the foreign currency effect resulting from the weakening of the Brazilian Real, Korean Won, Argentine Peso and other currencies against the U.S. Dollar.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive and Other Selling, General and Administrative Expense

	Years Ended December 31,			Year Ended 2019 vs. 2018 Change

	2019	2018	2017	Favorable/ (Unfavorable)%
Automotive and other selling, general and administrative expense	$8,491	$9,650	$9,570	$1,159	12.0%

In the year ended December 31, 2019, Automotive and other selling, general and administrative expense decreased primarily due to charges of $0.4 billion for ignition switch related legal matters in 2018 and decreased other costs of $0.5 billion primarily related to cost savings associated with transformation activities.

Interest Income and Other Non-operating Income, net

	Years Ended December 31,			Year Ended 2019 vs. 2018 Change

	2019	2018	2017	Favorable/ (Unfavorable)%
Interest income and other non-operating income, net	$1,469	$2,596	$1,645	$(1,127)	(43.4)%

In the year ended December 31, 2019, Interest income and other non-operating income, net decreased primarily due to decreased non-service pension income of $0.9 billion, losses related to our investment in Lyft, Inc. (Lyft) of $0.2 billion and losses related to the FAW-GM divestiture of $0.2 billion.

The following table summarizes gains (losses) related to our investment in Lyft and PSA warrants:

	Years Ended December 31,			Year Ended 2019 vs. 2018 Change

	2019	2018	2017	Favorable/ (Unfavorable)%
Gains (losses) related to Lyft	$(74)	$142	$—	$(216)	n.m.
Gains (losses) related to PSA warrants	154	116	(56)	38	32.8%
Total gains (losses) on investments	$80	$258	$(56)	$(178)	(69.0)%
________
n.m. = not meaningful

Income Tax Expense

	Years Ended December 31,			Year Ended 2019 vs. 2018 Change

	2019	2018	2017	Favorable/ (Unfavorable)%
Income tax expense	$769	$474	$11,533	$(295)	(62.2)%

In the year ended December 31, 2019, Income tax expense increased primarily due to the absence of certain tax benefits related to foreign dividends which occurred in 2018, partially offset by a decrease in 2019 pre-tax income, U.S. tax benefits from foreign activity and tax benefits related to the release of valuation allowances.

In the year ended December 31, 2018, Income tax expense decreased primarily due to the absence of certain expense items which occurred in 2017, including $7.3 billion of tax expense related to U.S. tax reform and $2.3 billion of tax expense related to the recording of a valuation allowance on the sale of the Opel/Vauxhall Business, combined with the impact of a lower U.S. statutory tax rate and pre-tax income in 2018.

For the year ended December 31, 2019 our ETR-adjusted was 12.0%. We expect our adjusted effective tax rate to be approximately 20% for the year ending December 31, 2020, primarily due to certain 2019 tax items that will not reoccur.

Refer to Note 17 to our consolidated financial statements for additional information related to Income tax expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2019	2018		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$106,366	$113,792	$(7,426)	(6.5)%	$(10.0)	$1.7	$1.3		$(0.5)
EBIT-adjusted	$8,204	$10,769	$(2,565)	(23.8)%	$(2.8)	$—	$1.3	$(1.2)	$—
EBIT-adjusted margin	7.7%	9.5%	(1.8)%
	(Vehicles in thousands)
Wholesale vehicle sales	3,214	3,555	(341)	(9.6)%

GMNA Total Net Sales and Revenue In the year ended December 31, 2019, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes due to lost production resulting from the UAW strike, a decrease in sales of passenger cars, full-size SUVs and fleet vehicles, partially offset by an increase in sales of crossover vehicles and higher planned downtime in 2018 in preparation for the launch of full-size pickup trucks; and (2) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Canadian Dollar against the U.S. Dollar; partially offset by (3) favorable mix associated with a decrease in sales of passenger cars partially offset by a decrease in sales of full-size SUVs; and (4) favorable pricing for Majors of $1.3 billion associated with the launch of our new full-size pickup trucks.

GMNA EBIT-Adjusted The most significant factors that influence profitability are industry volume and market share. While not as significant as industry volume and market share, another factor affecting profitability is the relative mix of vehicles sold. Trucks, crossovers and cars sold currently have a variable profit of approximately 170%, 60% and 30% of our GMNA portfolio on a weighted-average basis.

In the year ended December 31, 2019, EBIT-adjusted decreased primarily due to: (1) decreased net wholesale volumes; and (2) unfavorable Cost due to increased vehicle content for Majors of $1.1 billion, an increase in large campaigns and other warranty-related cost of $1.1 billion, decreased non-service pension income of $0.7 billion, increased raw material and freight costs of $0.4 billion related to carryover vehicles, increased depreciation and amortization expense of $0.3 billion; partially offset by engineering, manufacturing and administrative cost savings of $1.8 billion primarily related to transformation activities and favorable materials performance of $0.7 billion related to carryover vehicles; partially offset by (3) favorable pricing.

GM International

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2019	2018		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$16,111	$19,148	$(3,037)	(15.9)%	$(2.2)	$(0.3)	$0.5		$(1.1)
EBIT (loss)-adjusted	$(202)	$423	$(625)	n.m.	$(0.3)	$(0.3)	$0.5	$0.5	$(1.1)
EBIT (loss)-adjusted margin	(1.3)%	2.2%	(3.5)%
Equity income — Automotive China	$1,132	$1,981	$(849)	(42.9)%
EBIT (loss)-adjusted — excluding Equity income	$(1,334)	$(1,558)	$224	14.4%
	(Vehicles in thousands)
Wholesale vehicle sales	995	1,152	(157)	(13.6)%
________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the year ended December 31, 2019, Total net sales and revenue decreased primarily due to: (1) decreased wholesale volumes in Asia/Pacific and Argentina primarily driven by lower industry volumes, partially offset by increased volumes in Brazil primarily due to increased sales of the Chevrolet Onix; (2) unfavorable mix in Asia/Pacific and in Brazil, primarily due to increased sales of the Chevrolet Onix; and (3) unfavorable Other primarily due to the foreign currency

GENERAL MOTORS COMPANY AND SUBSIDIARIES

effect resulting from the weakening of the Argentine Peso and Brazilian Real against the U.S. Dollar; partially offset by (4) favorable pricing related to carryover vehicles in Argentina and Brazil.

GMI EBIT (loss)-Adjusted In the year ended December 31, 2019, EBIT (loss)-adjusted increased primarily due to: (1) unfavorable mix in Asia/Pacific and the Middle East; (2) unfavorable volume; and (3) unfavorable Other primarily due to decreased equity income and the foreign currency effect resulting from the weakening of the Argentine Peso against the U.S. Dollar; partially offset by (4) favorable fixed cost in Australia, Korea and Argentina; and (5) favorable pricing.

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

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Years Ended December 31,
	2019	2018	2017
Wholesale vehicle sales including vehicles exported to markets outside of China	3,244	4,030	4,140
Total net sales and revenue	$39,123	$50,316	$50,065
Net income	$2,258	$3,992	$3,984

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$6,257	$8,609
Debt	$109	$496

Cruise

	Years Ended December 31,			2019 vs. 2018 Change
	2019	2018	2017	Favorable/ (Unfavorable)%
Total net sales and revenue(a)	$100	$—	$—	$100	n.m.
EBIT (loss)-adjusted	$(1,004)	$(728)	$(613)	$(276)	(37.9)%
________
n.m. = not meaningful

(a)	Reclassified to Interest income and other non-operating income, net in our consolidated income statement in the year ended December 31, 2019.

Cruise EBIT (Loss)-Adjusted In the year ended December 31, 2019, EBIT (loss)-adjusted increased primarily due to increased engineering costs as we progress towards the commercialization of autonomous vehicles.

GM Financial

	Years Ended December 31,			2019 vs. 2018 Change
	2019	2018	2017	Amount	%
Total revenue	$14,554	$14,016	$12,151	$538	3.8%
Provision for loan losses	$726	$642	$757	$84	13.1%
EBT-adjusted	$2,104	$1,893	$1,196	$211	11.1%
Average debt outstanding (dollars in billions)	$91.2	$85.1	$74.9	$6.1	7.2%
Effective rate of interest paid	4.0%	3.8%	3.4%	0.2%

GM Financial Revenue In the year ended December 31, 2019, Total revenue increased primarily due to increased finance charge income of $0.4 billion due to growth in the retail and commercial finance receivables portfolios and increased leased vehicle income of $0.1 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial EBT-Adjusted In the year ended December 31, 2019, EBT-adjusted increased primarily due to: (1) increased finance charge income of $0.4 billion due to growth in the retail and commercial finance receivables portfolios; (2) increased leased vehicle income net of leased vehicle expenses of $0.3 billion primarily due to gains on a higher volume of lease terminations; partially offset by (3) increased interest expense of $0.4 billion due to an increase in average debt outstanding resulting from growth in earning assets and an increase in the effective rate of interest on debt.

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

Our known current and future material uses of cash include, among other possible demands: (1) capital expenditures of approximately $7.0 billion in 2020 in addition to payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls, the settlements of the multi-district litigation and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (4) dividend payments on our common stock that are declared by our Board of Directors; and (5) payments to purchase shares of our common stock authorized by our Board of Directors.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Item 1A. Risk Factors, some of which are outside of our control.

We continue to monitor and evaluate opportunities to strengthen our competitive position over the long term while maintaining a strong investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations, as well as the possibility of acquisitions, dispositions, investments with joint venture partners and strategic alliances that we believe would generate significant advantages and substantially strengthen our business.

In January 2017 we announced that our Board of Directors had authorized the purchase of up to $5.0 billion of our common stock with no expiration date, as part of our common stock repurchase program. We have completed $1.6 billion of the $5.0 billion program through December 31, 2019.

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

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Approximately 90% of our cash and marketable debt securities were managed within North America and at our regional treasury centers at December 31, 2019. We have used and will continue to use other methods including intercompany loans to utilize these funds across our global operations as needed.

Our cash equivalents and marketable debt securities balances are primarily denominated in U.S. Dollars and include investments in U.S. government and agency obligations, foreign government securities, time deposits, corporate debt securities and mortgage and asset-backed securities. Our investment guidelines, which we may change from time to time, prescribe certain minimum credit worthiness thresholds and limit our exposures to any particular sector, asset class, issuance or security type. The majority of our current investments in debt securities are with A/A2 or better rated issuers.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. At December 31, 2018 the total size of our credit facilities was $16.5 billion, which consisted principally of three primary revolving credit facilities. In January 2019, we entered into a fourth facility, increasing our aggregate borrowing capacity from $16.5 billion to $19.5 billion. These facilities consist of a three-year, $4.0 billion facility, a five-year, $10.5 billion facility, a 364-day, $2.0 billion facility and a three-year, $3.0 billion facility. The three-year, $4.0 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a letter of credit sub-facility of $1.1 billion. The five-year, $10.5 billion facility allows for borrowings in U.S. Dollars and other currencies. GM Financial has exclusive use of our 364-day, $2.0 billion credit facility, which allows for borrowing in U.S. Dollars only and was renewed in April 2019 for an additional 364-day term. The new three-year unsecured revolving credit facility has an initial borrowing capacity of $3.0 billion, reducing to $2.0 billion in July 2020. The facility provides additional financial flexibility and was used in 2019 to fund transformation activities announced in November 2018 for $0.7 billion, which we repaid in full in 2019. Total automotive borrowing capacity under the credit facility was $17.5 billion and $14.5 billion at December 31, 2019 and 2018. We did not have any borrowings against our other primary facilities at December 31, 2019 and 2018. We had letters of credit outstanding under our sub-facility of $0.2 billion and $0.3 billion at December 31, 2019 and 2018.

GM Financial had access to our revolving credit facilities, except for the $3.0 billion facility executed in January 2019, but did not have borrowings outstanding against them at December 31, 2019. Refer to Note 13 to our consolidated financial statements for additional information on credit facilities. We had intercompany loans from GM Financial of $0.5 billion and $0.6 billion at December 31, 2019 and 2018, which primarily consisted of commercial loans to dealers we consolidate, and we had no intercompany loans to GM Financial. Refer to Note 5 of our consolidated financial statements for additional information.

GM Financial's Board of Directors declared and paid dividends of $0.4 billion on its common stock in October 2019 and 2018. Future dividends from GM Financial will depend on a number of factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio.

The following table summarizes our available liquidity (dollars in billions):

	December 31, 2019	December 31, 2018
Automotive cash and cash equivalents	$13.4	$13.7
Marketable debt securities	3.9	6.0
Automotive cash, cash equivalents and marketable debt securities(a)(b)	17.3	19.6
Cruise cash and cash equivalents(c)	2.3	2.3
Cruise marketable debt securities(c)	0.3	—
Available liquidity	19.9	21.9
Available under credit facilities	17.3	14.2
Total available liquidity(a)(d)	$37.2	$36.1
__________

(a)	Amounts may not sum due to rounding.

(b)
Includes $0.2 billion and $0.6 billion that is designated exclusively to fund capital expenditures in GM Korea Company (GM Korea) at December 31, 2019 and 2018. Refer to Note 20 to our consolidated financial statements for further details.

(c)	Amounts are designated exclusively for the use of Cruise. Refer to Note 20 to our consolidated financial statements for further details.

(d)	Excludes our remaining investment in Lyft, which had a fair value of $0.5 billion at December 31, 2019.

In the year ended December 31, 2019, we estimate that lost production volumes and parts sales due to the UAW strike had an unfavorable pre-tax impact to Net cash provided by operating activities of approximately $5.4 billion, which materially impacted our available liquidity at December 31, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the changes in our Automotive available liquidity (excluding Cruise, dollars in billions):

Year Ended December 31, 2019
Operating cash flow	$7.4
Capital expenditures	(7.5)
Dividends paid	(2.2)
GM investment in Cruise	(0.7)
Other non-operating(a)	0.7
Increase in available credit facilities	3.1
Total change in automotive available liquidity	$0.8
__________

(a)	Amount includes $0.3 billion of proceeds from the sale of a portion of our Lyft shares.

Automotive Cash Flow (Dollars in billions)

	Years Ended December 31,			2019 vs. 2018 Change
	2019	2018	2017
Operating Activities
Income (loss) from continuing operations	$5.8	$7.1	$(0.2)	$(1.3)
Depreciation, amortization and impairment charges	6.7	6.1	5.7	0.6
Pension and OPEB activities	(1.5)	(3.4)	(2.6)	1.9
Working capital	(2.2)	0.7	1.8	(2.9)
Accrued and other liabilities and income taxes	(1.5)	1.9	8.5	(3.4)
Other	0.1	(0.7)	1.2	0.8
Net automotive cash provided by operating activities	$7.4	$11.7	$14.4	$(4.3)

In the year ended December 31, 2019, the decrease in Net automotive cash provided by operating activities was primarily due to the unfavorable pre-tax impact of lost production volumes and parts sales due to the UAW strike of approximately $5.4 billion, partially offset by favorable pension contributions of $1.1 billion primarily made to our U.K., Canada and Korea pension plans in 2018.

	Years Ended December 31,			2019 vs. 2018 Change
	2019	2018	2017
Investing Activities
Capital expenditures	$(7.5)	$(8.7)	$(8.3)	$1.2
Acquisitions and liquidations of marketable securities, net(a)	2.4	2.3	3.5	0.1
GM investment in Cruise	(0.7)	(1.1)	—	0.4
Other	0.2	(0.2)	(0.4)	0.4
Net automotive cash used in investing activities	$(5.6)	$(7.7)	$(5.2)	$2.1
__________

(a)	Amount includes $0.3 billion of proceeds from the sale of a portion of our Lyft shares in the year ended December 31, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,			2019 vs. 2018 Change
	2019	2018	2017
Financing Activities
Issuance of senior unsecured notes	$—	$2.1	$3.0	$(2.1)
Net proceeds (payments) on short-term debt	0.5	(1.4)	(0.1)	1.9
Payments to purchase common stock	—	(0.1)	(4.5)	0.1
Dividends paid	(2.2)	(2.2)	(2.2)	—
Proceeds from KDB investment in GM Korea	—	0.7	—	(0.7)
Other	(0.4)	(0.6)	(0.4)	0.2
Net automotive cash used in financing activities	$(2.1)	$(1.5)	$(4.2)	$(0.6)

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from continuing operations less capital expenditures adjusted for management actions. For the year ended December 31, 2019, net automotive cash provided by operating activities under U.S. GAAP was $7.4 billion, capital expenditures were $7.5 billion and adjustments for management actions, primarily related to transformation activities, were $1.2 billion. For the year ended December 31, 2018, net automotive cash provided by operating activities under U.S. GAAP was $11.7 billion, capital expenditures were $8.7 billion and an adjustment for management actions related to restructuring in Korea was $0.8 billion.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). All four credit rating agencies currently rate our corporate credit at investment grade. The following table summarizes our credit ratings at January 24, 2020:

	Corporate	Revolving Credit Facilities	Senior Unsecured	Outlook
DBRS Limited	BBB (high)	BBB (high)	N/A	Stable
Fitch	BBB	BBB	BBB	Stable
Moody's	Investment Grade	Baa2	Baa3	Stable
S&P	BBB	BBB	BBB	Stable

In April 2019 DBRS Limited upgraded our corporate rating and revolving credit facilities rating to BBB (high) from BBB and revised their outlook to Stable from Positive. All other credit ratings remained unchanged from January 1, 2019 through January 24, 2020.

Cruise Liquidity

The following table summarizes the changes in our Cruise available liquidity (dollars in billions):

Year Ended December 31, 2019
Operating cash flow	$(0.8)
Issuance of Cruise Preferred Shares	0.5
GM investment in Cruise	0.7
Other non-operating	(0.1)
Total change in Cruise available liquidity	$0.3

When Cruise's autonomous vehicles are ready for commercial deployment, Softbank Vision Fund (AIV M2), L.P. (The Vision Fund) is obligated to purchase additional Cruise Preferred Shares for $1.35 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Cruise Cash Flow (Dollars in billions)

	Years Ended December 31,			2019 vs. 2018 Change
	2019	2018	2017
Net cash used in operating activities	$(0.8)	$(0.6)	$(0.5)	$(0.2)
Net cash used in investing activities	$(0.3)	$(0.1)	$(0.1)	$(0.2)
Net cash provided by financing activities	$1.1	$3.0	$0.6	$(1.9)

In the year ended December 31, 2019 Net cash provided by financing activities decreased primarily due to a reduction in the issuance of preferred and common shares.

Automotive Financing – GM Financial Liquidity GM Financial's primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, net distributions from credit facilities, securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases of retail finance receivables and leased vehicles, the funding of commercial finance receivables, repayment of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured credit facilities, interest costs, and operating expenses. In 2018 GM Financial issued $0.5 billion of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B, $0.01 par value, with a liquidation preference of $1,000 per share. The following table summarizes GM Financial's available liquidity (dollars in billions):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$3.3	$4.9
Borrowing capacity on unpledged eligible assets	17.5	18.0
Borrowing capacity on committed unsecured lines of credit	0.3	0.3
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$23.1	$25.2
In the year ended December 31, 2019, available liquidity decreased primarily due to a decrease in cash and cash equivalents and increased credit facility utilization, resulting from a decrease in issuances of securitizations and unsecured debt. At December 31, 2019, available liquidity was in line with our liquidity targets.

GM Financial has access to $16.5 billion of our revolving credit facilities with exclusive access to the 364-day, $2.0 billion facility. Refer to the Automotive Liquidity section of this MD&A for additional details. We have a support agreement with GM Financial which, among other things, establishes commitments of funding from us to GM Financial. This agreement also provides that we will continue to own all of GM Financial’s outstanding voting shares so long as any unsecured debt securities remain outstanding at GM Financial. In addition we are required to use our commercially reasonable efforts to ensure GM Financial remains a subsidiary borrower under our corporate revolving credit facilities.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At December 31, 2019 secured, committed unsecured and uncommitted unsecured credit facilities totaled $26.7 billion, $0.4 billion and $1.8 billion with advances outstanding of $6.2 billion, an insignificant amount and $1.8 billion.

GM Financial Cash Flow (Dollars in billions)

	Years Ended December 31,			2019 vs. 2018 Change
	2019	2018	2017
Net cash provided by operating activities	$8.1	$7.4	$6.5	$0.7
Net cash used in investing activities	$(5.0)	$(17.5)	$(21.9)	$12.5
Net cash provided by (used in) financing activities	$(3.5)	$11.1	$16.1	$(14.6)

In the year ended December 31, 2019, Net cash provided by operating activities increased primarily due to a decrease in net collateral posted for derivative positions of $0.8 billion as a result of favorable changes in interest rates on GM Financial’s collateralized derivative portfolio.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the year ended December 31, 2019, Net cash used in investing activities decreased primarily due to: (1) increased collections and recoveries on finance receivables of $6.2 billion; (2) decreased purchases of finance receivables of $3.6 billion; (3) increased proceeds from the termination of leased vehicles of $2.4 billion; and (4) decreased purchases of leased vehicles of $0.3 billion.

In the year ended December 31, 2019, Net cash used in financing activities increased primarily due to an increase in debt repayments of $9.2 billion, a decrease in borrowings of $4.8 billion and a decrease in proceeds from issuance of preferred stock of $0.5 billion.

Off-Balance Sheet Arrangements We do not currently utilize off-balance sheet securitization arrangements. All trade or finance receivables and related obligations subject to securitization programs are recorded on our consolidated balance sheets at December 31, 2019 and 2018.

Contractual Obligations and Other Long-Term Liabilities We have minimum commitments under contractual obligations, including purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including fixed or minimum quantities to be purchased or fixed minimum price provisions and the approximate timing of the transaction. Based on these definitions, the following table includes only those contracts that include fixed or minimum obligations. The majority of our purchases are not included in the table as they are made under purchase orders that are requirements-based and accordingly do not specify minimum quantities. The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at December 31, 2019:

	Payments Due by Period
	2020	2021-2022	2023-2024	2025 and after	Total
Automotive debt	$1,803	$519	$1,570	$10,659	$14,551
Automotive Financing debt	35,587	32,453	12,833	8,160	89,033
Finance lease obligations	109	80	19	102	310
Automotive interest payments(a)	774	1,375	1,258	9,065	12,472
Automotive Financing interest payments(b)	2,485	2,555	1,138	477	6,655
Postretirement benefits(c)	252	464	231	—	947
Operating lease obligations	272	433	303	468	1,476
Other contractual commitments:
Material	1,751	497	100	21	2,369
Marketing	664	209	15	3	891
Other	956	1,325	654	239	3,174
Total contractual commitments(d)	$44,653	$39,910	$18,121	$29,194	$131,878

Non-contractual benefits(e)	$295	$529	$708	$9,945	$11,477
__________

(a)
Amounts include automotive interest payments based on contractual terms and current interest rates on our debt and finance lease obligations. Automotive interest payments based on variable interest rates were determined using the interest rate in effect at December 31, 2019.

(b)
GM Financial interest payments were determined using the interest rate in effect at December 31, 2019 for floating rate debt and the contractual rates for fixed rate debt. GM Financial interest payments on floating rate tranches of the securitization notes payable were converted to a fixed rate based on the floating rate plus any expected hedge payments.

(c)
Amounts include OPEB payments under the current U.S. contractual labor agreements through 2023 and Canada labor agreements through 2021. These agreements are generally renegotiated in the year of expiration. Amounts do not include pension funding obligations, which are discussed in Note 15 to our consolidated financial statements.

(d)
Amounts do not include future cash payments for purchase obligations and certain other accrued expenditures (unless specifically listed in the table above), which were recorded in Accounts payable, Accrued liabilities and Other liabilities at December 31, 2019.

(e)
Amounts include all expected future payments for both current and expected future service at December 31, 2019 for OPEB obligations for salaried and hourly employees extending beyond the current North American union contract agreements, workers' compensation and extended disability benefits. Amounts do not include pension funding obligations, which are discussed in Note 15 to our consolidated financial statements.

The table above does not reflect product warranty and related liabilities, certified pre-owned, extended warranty and free maintenance of $8.6 billion and unrecognized tax benefits of $0.8 billion due to the uncertainty regarding the future cash outflows

GENERAL MOTORS COMPANY AND SUBSIDIARIES

potentially associated with these amounts. In addition, future cash outflows related to transformation activities announced in November 2018 are not included in the table above. Refer to Note 18 of our consolidated financial statements for additional information.

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

The estimates related to recall campaigns accrued at the time of vehicle sale are established by applying a paid loss approach that considers the number of historical recall campaigns and the estimated cost for each recall campaign. These estimates consider the nature, frequency and magnitude of historical recall campaigns, and use key assumptions including the number of historical periods and the weighting of historical data in the reserve studies. Costs associated with recall campaigns not accrued at the time of vehicle sale are estimated based on the estimated cost of repairs and the estimated vehicles to be repaired. Depending on part availability and time to complete repairs we may, from time to time, offer courtesy transportation at no cost to our customers. These estimates are re-evaluated on an ongoing basis and based on the best available information. Revisions are made when necessary based on changes in these factors.

The estimated amount accrued for recall campaigns at the time of vehicle sale is most sensitive to the estimated number of recall events, the number of vehicles per recall event, the assumed number of vehicles that will be brought in by customers for repair (take rate), and the cost per vehicle for each recall event. The estimated cost of a recall campaign that is accrued on an individual basis is most sensitive to our estimated assumed take rate that is primarily developed based on our historical take rate experience. A 10% increase in the estimated take rate for all recall campaigns would increase the estimated cost by approximately $0.3 billion.

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

Valuation of GM Financial Equipment on Operating Leases Assets and Residuals GM Financial has investments in leased vehicles recorded as operating leases, which relate to vehicle leases to retail customers with lease terms that typically range from two to five years. At the beginning of the lease an estimate is made of the expected residual value at the end of the lease term. The expected residual value is based on third-party data that considers various data points and assumptions, including, but not limited to, recent auction values, the expected future volume of returning leased vehicles, used vehicle prices, manufacturer incentive programs and fuel prices. Realization of the residual values is dependent on the future ability to market the vehicles under prevailing market conditions. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a money factor. Since the customer is not obligated to purchase the vehicle at the end of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

the contract, we are exposed to a risk of loss to the extent the customer returns the vehicle prior to or at the end of the lease term and the value of the vehicle is below the expected residual value estimated at the inception of the lease.

The following table summarizes vehicles included in GM Financial equipment on operating leases, net (vehicles in thousands):

	December 31, 2019	December 31, 2018
Crossovers	972	917
Trucks	288	296
SUVs	108	111
Cars	238	379
Total	1,606	1,703

At December 31, 2019, the estimated residual value of our leased assets at the end of the lease term was $30.4 billion. We periodically review the adequacy of the depreciation rates. If we believe that the expected residual values of the leased assets have changed, we revise the depreciation rate to ensure the net investment in the operating leases reflects the revised estimate of expected residual value at the end of the lease term. Such adjustments to the depreciation rate would result in a change in depreciation expense on leased assets which is recorded prospectively on a straight-line basis. The following table illustrates the effect of a 1% change in the estimated residual values at December 31, 2019, which would increase or decrease depreciation expense over the remaining term of our operating lease portfolio, holding all other assumptions constant (dollars in millions):

Impact to Depreciation Expense
Crossovers	$159
Trucks	73
SUVs	39
Cars	33
Total	$304

We also evaluate the carrying value of the operating leases aggregated by vehicle make, year and model into leased asset groups, check for indicators of impairment and test for impairment to the extent necessary in accordance with applicable accounting standards. We believe no impairment indicators existed during 2019, 2018 or 2017.

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

In December 2019 an investment policy study was completed for the U.S. pension plans. As a result of changes to our capital market assumptions the weighted-average long-term rate of return on assets decreased from 6.4% at December 31, 2018 to 5.9% at December 31, 2019. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The Society of Actuaries (SOA) issued mortality improvement tables in the three months ended December 31, 2019. We reviewed our recent mortality experience and we determined our current mortality assumptions are appropriate to measure our December 31, 2019 U.S. pension and OPEB plans obligations.

Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effects of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to pension expense over future periods. The unamortized pre-tax actuarial loss on our pension plans was $6.7 billion and $4.7 billion at December 31, 2019 and 2018. The year-over-year change is primarily due to a decrease in discount rates partially offset by higher than expected asset returns. At December 31, 2019, $3.0 billion of the unamortized pre-tax actuarial loss is outside the corridor (primarily 10% of the projected benefit obligation (PBO) and subject to amortization. The weighted-average amortization period for the pension obligation is approximately 16 years resulting in amortization expense of $0.2 billion in 2020.

The underfunded status of the U.S. pension plans increased by $0.4 billion in the year ended December 31, 2019 to $5.4 billion primarily due to: (1) the unfavorable effect of a decrease in discount rates of $6.4 billion; and (2) service and interest costs of $2.4 billion; partially offset by (3) a favorable effect of actual returns on plan assets of $8.5 billion.

The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant:

	U.S. Plans(a)		Non-U.S. Plans(a)
	Effect on 2020 Pension Expense	Effect on December 31, 2019 PBO	Effect on 2020 Pension Expense	Effect on December 31, 2019 PBO
25 basis point decrease in discount rate	-$99	+$1,637	+$2	+$664
25 basis point increase in discount rate	+$93	-$1,567	+$4	-$629
25 basis point decrease in expected rate of return on assets	+$139	N/A	+$35	N/A
25 basis point increase in expected rate of return on assets	-$139	N/A	-$35	N/A
__________

(a)	The sensitivity does not include the effects of the individual annual yield curve rates applied for the calculation of the service and interest cost.

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

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may include "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and are often identified by words like “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions. In making these statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new

GENERAL MOTORS COMPANY AND SUBSIDIARIES

products, services and customer experiences in response to increased competition in the automotive industry; (2) our ability to timely fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers; (3) the success of our crossovers, SUVs and full-size pickup trucks; (4) our ability to successfully and cost-effectively restructure our operations in the U.S. and various other countries and initiate additional cost reduction actions with minimal disruption; (5) our ability to reduce the cost of manufacturing electric vehicles and drive increased consumer adoption; (6) the unique technological, operational, regulatory and competitive risks related to the timing and commercialization of autonomous vehicles; (7) global automobile market sales volume, which can be volatile; (8) our significant business in China, which is subject to unique operational, competitive, regulatory and economic risks; (9) our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (10) the international scale and footprint of our operations, which exposes us to a variety of unique political, economic, competitive and regulatory risks, including the risk of changes in government leadership and laws (including labor, tax and other laws), political instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, public health crises, including the occurrence of a contagious disease or illness, such as the novel coronavirus, changes in foreign exchange rates and interest rates, economic downturns in foreign countries, differing local product preferences and product requirements, compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements and union relationships, differing dealer and franchise regulations and relationships, and difficulties in obtaining financing in foreign countries; (11) any significant disruption, including any work stoppages, at any of our manufacturing facilities; (12) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (13) prices of raw materials used by us and our suppliers; (14) our highly competitive industry, which is characterized by excess manufacturing capacity and the use of incentives, and the introduction of new and improved vehicle models by our competitors; (15) the possibility that competitors may independently develop products and services similar to ours, or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (16) our ability to manage risks related to security breaches and other disruptions to our information technology systems and networked products, including connected vehicles and in-vehicle systems; (17) our ability to comply with increasingly complex, restrictive and punitive regulations relating to our enterprise data practices, including the collection, use, sharing and security of the Personal Identifiable Information of our customers, employees, or suppliers; (18) our ability to comply with extensive laws, regulations and policies applicable to our operations and products, including those relating to fuel economy and emissions and autonomous vehicles; (19) costs and risks associated with litigation and government investigations; (20) the costs and effect on our reputation of product safety recalls and alleged defects in products and services; (21) any additional tax expense or exposure; (22) our continued ability to develop captive financing capability through GM Financial; and (23) any significant increase in our pension funding requirements. For a further discussion of these and other risks and uncertainties, refer to Item 1A. Risk Factors.

We caution readers not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors, except where we are expressly required to do so by law.

*  *  *  *  *  *  *

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The overall financial risk management program is under the responsibility of the Chief Financial Officer with support from the Financial Risk Council, which reviews and, where appropriate, approves strategies to be pursued to mitigate these risks. The Financial Risk Council comprises members of our management and functions under the oversight of the Audit Committee and Finance Committee of the Board of Directors. The Audit Committee and Finance Committee assist and guide the Board of Directors in its oversight of our financial and risk management strategies. A risk management control framework is utilized to monitor the strategies, risks and related hedge positions in accordance with the policies and procedures approved by the Financial Risk Council. Our financial risk management policy is designed to protect against risk arising from extreme adverse market movements on our key exposures.

Automotive The following analyses provide quantitative information regarding exposure to foreign currency exchange rate risk, interest rate risk and equity price risk. Sensitivity analysis is used to measure the potential loss in the fair value of financial instruments with exposure to market risk. The models used assume instantaneous, parallel shifts in exchange rates and interest rate yield curves. For options and other instruments with nonlinear returns, models appropriate to these types of instruments are utilized to determine the effect of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that interest rates change in a parallel fashion and that spot exchange rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts

GENERAL MOTORS COMPANY AND SUBSIDIARIES

modeled and do not contemplate the effects of correlations between foreign currency exposures and offsetting long-short positions in currency or other exposures, such as interest rates, which may significantly reduce the potential loss in value.

Foreign Currency Exchange Rate Risk We have foreign currency exposures related to buying, selling and financing in currencies other than the functional currencies of our operations. At December 31, 2019 our most significant foreign currency exposures were between the U.S. Dollar and the Canadian Dollar, Korean Won, Euro, Brazilian Real, Australian Dollar, Mexican Peso and Chinese Yuan. Derivative instruments such as foreign currency forwards, swaps and options are primarily used to hedge exposures with respect to forecasted revenues, costs and commitments denominated in foreign currencies. Such contracts had remaining maturities of up to 12 months at December 31, 2019.

The net fair value liability of financial instruments with exposure to foreign currency risk was $1.4 billion and $0.9 billion at December 31, 2019 and 2018. These amounts are calculated utilizing a population of foreign currency exchange derivatives and foreign currency denominated debt and exclude the offsetting effect of foreign currency cash, cash equivalents and other assets. The potential loss in fair value for such financial instruments from a 10% adverse change in all quoted foreign currency exchange rates would have been $0.2 billion and $0.1 billion at December 31, 2019 and 2018.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. We had foreign currency derivatives with notional amounts of $5.1 billion and $2.7 billion at December 31, 2019 and 2018. The fair value of these derivative financial instruments was insignificant. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial condition.

The following table summarizes the amounts of automotive foreign currency translation and transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2019	2018
Translation losses recorded in Accumulated other comprehensive loss	$32	$353
Transaction and remeasurement (gains) losses recorded in earnings	$(77)	$156

Interest Rate Risk We are subject to market risk from exposure to changes in interest rates related to certain financial instruments, primarily debt, finance lease obligations and certain marketable debt securities. We did not have any interest rate swap positions to manage interest rate exposures in our automotive operations at December 31, 2019 and 2018. The fair value liability of debt and finance leases was $15.9 billion and $13.5 billion at December 31, 2019 and 2018. The potential increase in fair value resulting from a 10% decrease in quoted interest rates would have been $0.6 billion and $0.8 billion at December 31, 2019 and 2018.

We had marketable debt securities of $4.2 billion and $6.0 billion classified as available-for-sale at December 31, 2019 and 2018. The potential decrease in fair value from a 50 basis point increase in interest rates would have had an insignificant effect at December 31, 2019 and 2018.

Equity Price Risk We are subject to equity price risk due to market price volatility related to our investment in Lyft and PSA warrants. The fair value of investments with exposure to equity price risk was $1.5 billion at December 31, 2019. In March 2019 Lyft filed for an initial public offering, which significantly increased the volatility in the fair value of our investment in Lyft. Our investment in Lyft is valued based on the quoted market price, and our investment in PSA warrants is valued based on a Black-Scholes formula. We estimate that a 10% adverse change in quoted security prices in Lyft and PSA Group would impact our investments by $0.1 billion.

Automotive Financing - GM Financial

Interest Rate Risk Fluctuations in market interest rates can affect GM Financial's gross interest rate spread, which is the difference between interest earned on finance receivables and interest paid on debt. GM Financial is exposed to interest rate risks as financial assets and liabilities have different characteristics that may impact financial performance. These differences may include tenor, yield, re-pricing timing, and prepayment expectations. Typically retail finance receivables and leases purchased by GM Financial earn fixed interest and commercial finance receivables originated by GM Financial earn variable interest. GM Financial funds its business with variable or fixed rate debt. The variable rate debt is subject to adjustments to reflect prevailing market interest rates. To help mitigate interest rate risk or mismatched funding, GM Financial may employ hedging.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Quantitative Disclosure GM Financial measures the sensitivity of its net interest income to changes in interest rates by using interest rate scenarios that assume a hypothetical, instantaneous parallel shift of one hundred basis points in all interest rates across all maturities, as well as a base case that assumes that rates perform at the current market forward curve. However, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. Therefore, the actual impact to net interest income could be higher or lower than the results detailed in the table below. These interest rate scenarios are purely hypothetical and do not represent our view of future interest rate movements.

At December 31, 2019, GM Financial was liability-sensitive, meaning that more liabilities than assets were expected to re-price within the next twelve months. During a period of rising interest rates, the interest paid on liabilities would increase more than the interest earned on assets, which would initially decrease net interest income. During a period of falling interest rates, net interest income would be expected to initially increase. At December 31, 2018, GM Financial was asset-sensitive, meaning that more assets than liabilities were expected to re-price within the next twelve months. During a period of rising interest rates, the interest earned on assets would increase more than the interest paid on debt, which would initially increase net interest income. During a period of falling interest rates, net interest income would be expected to initially decrease.

GM Financial's net interest income sensitivity continued to decrease in 2019 from 2018 primarily due to GM Financial's strategy of hedging fixed-rate asset originations with pay-fixed interest rate swaps. The following table presents GM Financial's net interest income sensitivity to interest rate movement:

	Years Ended December 31,
	2019	2018
One hundred basis points instantaneous increase in interest rates	$(4.6)	$10.7
One hundred basis points instantaneous decrease in interest rates(a)	$4.6	$(10.7)
__________

(a)
Net interest income sensitivity given a one hundred basis point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

Additional Model Assumptions The sensitivity analysis presented is GM Financial's best estimate of the effect of the hypothetical interest rate scenarios; however, actual results could differ. The estimates are also based on assumptions including the amortization and prepayment of the finance receivable portfolio, originations of finance receivables and leases, refinancing of maturing debt, replacement of maturing derivatives and exercise of options embedded in debt and derivatives. The prepayment projections are based on historical experience. If interest rates or other factors change, actual prepayment experience could be different than projected.

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

GM Financial had foreign currency swaps with notional amounts of $6.2 billion and $3.9 billion at December 31, 2019 and 2018. The fair value of these derivative financial instruments was insignificant at December 31, 2019 and 2018.

The following table summarizes GM Financial's foreign currency translation and transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2019	2018
Translation (gains) losses recorded in Accumulated other comprehensive loss	$(5)	$291
Transaction and remeasurement (gains) losses, net recorded in earnings	$(8)	$12

*  *  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of General Motors Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of General Motors Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and equity for the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2020 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2014-09

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of ASU No. 2014-09, "Revenue from Contracts with Customers," as amended.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product warranty and recall campaigns
Description of the matter
As discussed in Note 12 to the financial statements, the liabilities for product warranty and recall campaigns amount to $7.8 billion at December 31, 2019. The Company accrues for costs related to product warranty at the time of vehicle sale and accrues the estimated cost of recall campaigns when they are probable and estimable, which is generally at the time of sale.

Auditing these liabilities is complex and involves a high degree of subjectivity in evaluating management’s estimates, due to the size, uncertainties, and potential volatility related to the estimated liabilities. Management’s estimates consider historical claims experience, including the nature, frequency, and average cost of claims of each vehicle line or each model year of the vehicle line, and the key assumptions of historical data being predictive of future activity and events, in particular, the number of historical periods used and the weighing of historical data in the reserve studies.

How we addressed the matter in our audit
We evaluated the design and tested the operating effectiveness of internal controls over the Company’s product warranty and recall campaign processes. We tested internal controls over management’s review of the valuation models and significant assumptions for product warranty and recall including the warranty claims forecasted based on the frequency and average cost per warranty claim for product warranty, and the cost estimates related to recall campaigns. Our audit also included the evaluation of controls that address the completeness and accuracy of the data utilized in the valuation models.

Our audit procedures related to product warranty and recall campaigns also included, among others, evaluating the Company’s estimation methodology, the related significant assumptions and underlying data, and performing analytical procedures to corroborate cost per vehicle based on historical claims data. Furthermore, we performed sensitivity analyses to evaluate the significant judgments made by management, including cost estimates to evaluate the impact on reserves from changes in assumptions. We performed analysis over the vehicle lines and model years that had little or no claims experience to ensure the vehicle and model substitutions are comparable. We also involved actuarial specialists to evaluate the methodologies and assumptions, and to test the actuarial calculations used by the Company.

Sales incentives
Description of the matter
Automotive sales and revenue represents the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or providing services, which is net of dealer and customer sales incentives the Company expects to pay. As discussed in Note 2 to the financial statements, provisions for dealer and customer incentives are recorded as a reduction to Automotive net sales and revenue at the time of vehicle sale. The liabilities for dealer and customer allowances, claims and discounts amount to $10.4 billion at December 31, 2019.

Auditing the estimate of sales incentives involved a high degree of judgment. Significant factors used by the Company in estimating its liability for retail incentives include forecasted sales volumes, product mix, and the rate of customer acceptance of incentive programs, all of which are estimated based on historical experience and assumptions concerning future customer behavior and market conditions. The Company’s estimation model reflects the best estimate of the total incentive amount that the Company reasonably expects to pay at the time of sale. The estimated cost of incentives is forward-looking, and could be materially affected by future economic and market conditions.

How we addressed the matter in our audit
We evaluated the design and tested the operating effectiveness of internal controls over the Company’s sales incentive process, including management’s review of the estimation model, the significant assumptions (e.g., incentive cost per unit, customer take rate, and market conditions), and the data inputs used in the model.
Our audit procedures included, among others, the performance of analytical procedures to develop an independent range of the liability for retail incentives as of the balance sheet date. Our independent range was developed for comparison to the Company’s recorded accrual, and is based on historical claims, forecasted spend, and the specific vehicle mix of current dealer stock. In addition, we performed sensitivity analyses over the cost per unit assumption developed by management to evaluate the impact on the liability resulting from a change in the assumption. Lastly, we assessed management’s forecasting process by performing quarterly hindsight analyses to assess the adequacy of prior forecasts.

Valuation of GM Financial Equipment on Operating Leases
Description of the matter
GM Financial has recorded investments in vehicles leased to retail customers under operating leases. As discussed in Note 2 to the financial statements, at the beginning of the lease, management establishes an expected residual value for each vehicle at the end of the lease term. The Company’s estimated residual value of leased vehicles at the end of lease term was $30.4 billion as of December 31, 2019.

Auditing management’s estimate of the residual value of leased vehicles involved a high degree of judgment. Management’s estimate is based, in part, on third-party data which considers inputs including recent auction values and significant assumptions regarding the expected future volume of leased vehicles that will be returned to the Company, used car prices, manufacturer incentive programs and fuel prices. Realization of the residual values is dependent on the future ability to market the vehicles under future prevailing market conditions.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the lease residual estimation process, including controls over management’s review of residual value estimates obtained from the Company’s third-party provider and other significant assumptions.
Our procedures also included, among others, independently recalculating depreciation related to equipment on operating lease and performing sensitivity analyses related to significant assumptions. We also performed hindsight analyses to assess the propriety of management’s estimate of residual values, as well as tested the completeness and accuracy of data from underlying systems and data warehouses that are used in the estimation models.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 2017.

Detroit, Michigan
February 5, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of General Motors Company

Opinion on Internal Control over Financial Reporting

We have audited General Motors Company and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, General Motors Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows and equity for the two years in the period ended December 31, 2019, and the related notes and our report dated February 5, 2020 expressed an unqualified opinion thereon.

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
February 5, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of General Motors Company:

Opinion on the Financial Statements

We have audited the accompanying Consolidated Statements of Income, Comprehensive Income, Cash Flows, and Equity of General Motors Company and subsidiaries (the "Company") for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the 2017 financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 6, 2018 (July 25, 2018 as to Note 25, Segment Reporting)
We began serving as the Company's auditor in 1918. In 2018 we became the predecessor auditor.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Net sales and revenue
Automotive	$122,697	$133,045	$133,449
GM Financial	14,540	14,004	12,139
Total net sales and revenue (Note 3)	137,237	147,049	145,588
Costs and expenses
Automotive and other cost of sales	110,651	120,656	116,229
GM Financial interest, operating and other expenses	12,614	12,298	11,128
Automotive and other selling, general and administrative expense	8,491	9,650	9,570
Total costs and expenses	131,756	142,604	136,927
Operating income	5,481	4,445	8,661
Automotive interest expense	782	655	575
Interest income and other non-operating income, net (Note 19)	1,469	2,596	1,645
Equity income (Note 8)	1,268	2,163	2,132
Income before income taxes	7,436	8,549	11,863
Income tax expense (Note 17)	769	474	11,533
Income from continuing operations	6,667	8,075	330
Loss from discontinued operations, net of tax (Note 22)	—	70	4,212
Net income (loss)	6,667	8,005	(3,882)
Net loss attributable to noncontrolling interests	65	9	18
Net income (loss) attributable to stockholders	$6,732	$8,014	$(3,864)

Net income (loss) attributable to common stockholders	$6,581	$7,916	$(3,880)

Earnings per share (Note 21)
Basic earnings per common share – continuing operations	$4.62	$5.66	$0.23
Basic loss per common share – discontinued operations	$—	$0.05	$2.88
Basic earnings (loss) per common share	$4.62	$5.61	$(2.65)
Weighted-average common shares outstanding – basic	1,424	1,411	1,465

Diluted earnings per common share – continuing operations	$4.57	$5.58	$0.22
Diluted loss per common share – discontinued operations	$—	$0.05	$2.82
Diluted earnings (loss) per common share	$4.57	$5.53	$(2.60)
Weighted-average common shares outstanding – diluted	1,439	1,431	1,492
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$6,667	$8,005	$(3,882)
Other comprehensive income (loss), net of tax (Note 20)
Foreign currency translation adjustments and other	(6)	(715)	747
Defined benefit plans	(2,122)	(221)	570
Other comprehensive income (loss), net of tax	(2,128)	(936)	1,317
Comprehensive income (loss)	4,539	7,069	(2,565)
Comprehensive loss attributable to noncontrolling interests	76	15	20
Comprehensive income (loss) attributable to stockholders	$4,615	$7,084	$(2,545)

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$19,069	$20,844
Marketable debt securities (Note 4)	4,174	5,966
Accounts and notes receivable (net of allowance of $201 and $211)	6,797	6,549
GM Financial receivables, net (Note 5; Note 11 at VIEs)	26,601	26,850
Inventories (Note 6)	10,398	9,816
Other current assets (Note 4; Note 11 at VIEs)	7,953	5,268
Total current assets	74,992	75,293
Non-current Assets
GM Financial receivables, net (Note 5; Note 11 at VIEs)	26,355	25,083
Equity in net assets of nonconsolidated affiliates (Note 8)	8,562	9,215
Property, net (Note 9)	38,750	38,758
Goodwill and intangible assets, net (Note 10)	5,337	5,579
Equipment on operating leases, net (Note 7; Note 11 at VIEs)	42,055	43,559
Deferred income taxes (Note 17)	24,640	24,082
Other assets (Note 4; Note 11 at VIEs)	7,346	5,770
Total non-current assets	153,045	152,046
Total Assets	$228,037	$227,339
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable (principally trade)	$21,018	$22,297
Short-term debt and current portion of long-term debt (Note 13)
Automotive	1,897	935
GM Financial (Note 11 at VIEs)	35,503	30,956
Accrued liabilities (Note 12)	26,487	28,049
Total current liabilities	84,905	82,237
Non-current Liabilities
Long-term debt (Note 13)
Automotive	12,489	13,028
GM Financial (Note 11 at VIEs)	53,435	60,032
Postretirement benefits other than pensions (Note 15)	5,935	5,370
Pensions (Note 15)	12,170	11,538
Other liabilities (Note 12)	13,146	12,357
Total non-current liabilities	97,175	102,325
Total Liabilities	182,080	184,562
Commitments and contingencies (Note 16)
Equity (Note 20)
Common stock, $0.01 par value	14	14
Additional paid-in capital	26,074	25,563
Retained earnings	26,860	22,322
Accumulated other comprehensive loss	(11,156)	(9,039)
Total stockholders’ equity	41,792	38,860
Noncontrolling interests	4,165	3,917
Total Equity	45,957	42,777
Total Liabilities and Equity	$228,037	$227,339

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Income from continuing operations	$6,667	$8,075	$330
Depreciation and impairment of Equipment on operating leases, net	7,332	7,604	6,805
Depreciation, amortization and impairment charges on Property, net	6,786	6,065	5,456
Foreign currency remeasurement and transaction (gains) losses	(85)	168	52
Undistributed earnings of nonconsolidated affiliates, net	585	(141)	(132)
Pension contributions and OPEB payments	(985)	(2,069)	(1,636)
Pension and OPEB income, net	(484)	(1,280)	(934)
Provision (benefit) for deferred taxes	(133)	(112)	10,880
Change in other operating assets and liabilities (Note 26)	(3,789)	(1,376)	(3,015)
Other operating activities	(873)	(1,678)	(468)
Net cash provided by operating activities – continuing operations	15,021	15,256	17,338
Net cash used in operating activities – discontinued operations	—	—	(10)
Net cash provided by operating activities	15,021	15,256	17,328
Cash flows from investing activities
Expenditures for property	(7,592)	(8,761)	(8,453)
Available-for-sale marketable securities, acquisitions	(4,075)	(2,820)	(5,503)
Available-for-sale marketable securities, liquidations	6,265	5,108	9,007
Purchases of finance receivables, net	(24,538)	(25,671)	(19,325)
Principal collections and recoveries on finance receivables	22,005	17,048	12,578
Purchases of leased vehicles, net	(16,404)	(16,736)	(19,180)
Proceeds from termination of leased vehicles	13,302	10,864	6,667
Other investing activities	138	39	137
Net cash used in investing activities – continuing operations	(10,899)	(20,929)	(24,072)
Net cash provided by (used in) investing activities – discontinued operations (Note 22)	—	166	(3,500)
Net cash used in investing activities	(10,899)	(20,763)	(27,572)
Cash flows from financing activities
Net increase (decrease) in short-term debt	(312)	1,186	(140)
Proceeds from issuance of debt (original maturities greater than three months)	36,937	43,801	52,187
Payments on debt (original maturities greater than three months)	(39,156)	(33,323)	(33,592)
Payments to purchase common stock	—	(190)	(4,492)
Proceeds from issuance of subsidiary preferred and common stock (Note 20)	457	2,862	985
Dividends paid	(2,350)	(2,242)	(2,233)
Other financing activities	(253)	(640)	(305)
Net cash provided by financing activities – continuing operations	(4,677)	11,454	12,410
Net cash provided by financing activities – discontinued operations	—	—	174
Net cash provided by (used in) financing activities	(4,677)	11,454	12,584
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(299)	348
Net increase (decrease) in cash, cash equivalents and restricted cash	(553)	5,648	2,688
Cash, cash equivalents and restricted cash at beginning of period	23,496	17,848	15,160
Cash, cash equivalents and restricted cash at end of period	$22,943	$23,496	$17,848

Cash, cash equivalents and restricted cash – continuing operations at end of period (Note 4)	$22,943	$23,496	$17,848
Significant Non-cash Investing and Financing Activity
Non-cash property additions – continuing operations	$2,837	$3,813	$3,996
Non-cash proceeds on sale of discontinued operations (Note 22)	$—	$—	$808

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2017	$15	$26,983	$26,168	$(9,330)	$239	$44,075
Net loss	—	—	(3,864)	—	(18)	(3,882)
Other comprehensive income	—	—	—	1,319	(2)	1,317
Purchase of common stock	(1)	(2,063)	(2,428)	—	—	(4,492)
Exercise of common stock warrants	—	43	—	—	—	43
Issuance of subsidiary preferred stock (Note 20)	—	—	—	—	985	985
Stock based compensation	—	468	(34)	—	—	434
Cash dividends paid on common stock	—	—	(2,215)	—	—	(2,215)
Dividends to noncontrolling interests	—	—	—	—	(18)	(18)
Other	—	(60)	—	—	13	(47)
Balance at December 31, 2017	14	25,371	17,627	(8,011)	1,199	36,200
Adoption of accounting standards	—	—	(1,046)	(98)	—	(1,144)
Net income	—	—	8,014	—	(9)	8,005
Other comprehensive loss	—	—	—	(930)	(6)	(936)
Purchase of common stock	—	(91)	(99)	—	—	(190)
Issuance of subsidiary preferred and common stock (Note 20)	—	—	—	—	2,862	2,862
Stock based compensation	—	287	—	—	—	287
Cash dividends paid on common stock	—	—	(2,144)	—	—	(2,144)
Dividends to noncontrolling interests	—	—	—	—	(169)	(169)
Other	—	(4)	(30)	—	40	6
Balance at December 31, 2018	14	25,563	22,322	(9,039)	3,917	42,777
Net income	—	—	6,732	—	(65)	6,667
Other comprehensive loss	—	—	—	(2,117)	(11)	(2,128)
Issuance of subsidiary preferred stock (Note 20)	—	—	—	—	457	457
Stock based compensation	—	409	(34)	—	—	375
Cash dividends paid on common stock	—	—	(2,165)	—	—	(2,165)
Dividends to noncontrolling interests	—	—	—	—	(166)	(166)
Other	—	102	5	—	33	140
Balance at December 31, 2019	$14	$26,074	$26,860	$(11,156)	$4,165	$45,957

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation
General Motors Company was incorporated as a Delaware corporation in 2009. We design, build and sell trucks, crossovers, cars and automobile parts worldwide and are investing in and growing an autonomous vehicle business. We also provide automotive financing services through GM Financial. We analyze the results of our continuing operations through the following operating segments: GMNA, GM International Operations (GMIO), GM South America (GMSA), Cruise and GM Financial. Our GMSA and GMIO operating segments are reported as one, combined international segment, GMI. Cruise, formerly GM Cruise, is our global segment responsible for the development and commercialization of autonomous vehicle technology. Nonsegment operations and Maven, our ride- and car-sharing business, are classified as Corporate. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain nonsegment-specific revenues and expenses.

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

In 2019 we changed the presentation of our consolidated balance sheets to reclassify the current portion of Equipment on operating leases, net to Other current assets. We have made corresponding reclassifications to the comparable information for all periods presented.

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

Note 2. Significant Accounting Policies
The accounting policies that follow are utilized by our automotive, automotive financing and Cruise operations, unless otherwise indicated.

Revenue Recognition We adopted Accounting Standards Update (ASU) 2014-09 "Revenue from Contracts with Customers" on January 1, 2018, which requires us to recognize revenue when a customer obtains control rather than when we have transferred substantially all risks and rewards of a good or service, by applying the modified retrospective method to all noncompleted contracts as of the date of adoption. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The following accounting policies became effective on January 1, 2018:

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Certain transfers to daily rental companies are accounted for as sales, with revenue recognized at the time of transfer. At the time of transfer, we defer revenue for remarketing obligations, record a residual value guarantee and reflect a deposit liability for amounts expected to be returned once the remarketing services are complete. Deferred revenue is recognized in earnings upon completion of the remarketing service. Transfers that occurred prior to January 1, 2018 and future transfers containing a substantive repurchase obligation are accounted for as operating leases and rental income is recognized over the estimated term of the lease. Our total exposure to vehicle repurchase obligations would be reduced to the extent vehicles are able to be resold to a third party.

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

Advertising and Promotion Expenditures Advertising and promotion expenditures, which are expensed as incurred in Automotive and other selling, general and administrative expense, were $3.7 billion, $4.0 billion and $4.3 billion in the years ended December 31, 2019, 2018 and 2017.

Research and Development Expenditures Research and development expenditures, which are expensed as incurred in Automotive and other cost of sales, were $6.8 billion, $7.8 billion and $7.3 billion in the years ended December 31, 2019, 2018 and 2017. We enter into cost sharing arrangements with third parties or nonconsolidated affiliates for product-related research, engineering, design and development activities. Cost sharing payments and fees related to these arrangements are presented in Automotive and other cost of sales.

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

Accounts and Notes Receivable Accounts and notes receivable primarily consists of amounts that are due and payable from our customers for the sale of vehicles, parts, and accessories. We evaluate the collectability of receivables each reporting period and record an allowance for doubtful accounts representing our estimate of probable losses. Additions to the allowance are charged to bad debt expense reported in Automotive and other selling, general and administrative expense and were insignificant in the years ended December 31, 2019, 2018 and 2017.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Equipment on Operating Leases Equipment on operating leases, net consists of vehicle leases to retail customers with lease terms of two to five years and vehicle sales to rental car companies that are expected to be repurchased in an average of seven months. We are exposed to changes in the residual values of these assets. The residual values represent estimates of the values of the leased vehicles at the end of the lease contracts and are determined based on forecasted auction proceeds when there is a reliable basis to make such a determination. Realization of the residual values is dependent on the future ability to market the vehicles under prevailing market conditions. The estimate of the residual value is evaluated over the life of the arrangement and adjustments may be made to the extent the expected value of the vehicle changes. Adjustments may be in the form of revisions to the depreciation rate or recognition of an impairment charge. A lease vehicle asset group is determined to be impaired if an impairment indicator exists and the expected future cash flows, which include estimated residual values, are lower than the carrying amount of the vehicle asset group. If the carrying amount is considered impaired an impairment charge is recorded for the amount by which the carrying amount exceeds fair value of the vehicle asset group. Fair value is determined primarily using the anticipated cash flows, including estimated residual values. In our automotive operations when a vehicle that is accounted for as a lease is returned the asset is reclassified from Equipment on operating leases, net to Inventories at the lower of cost or net realizable value. Upon disposition, proceeds are recorded in Automotive net sales and revenue and costs are recorded in Automotive and other cost of sales. In our automotive finance operations when a leased vehicle is returned or repossessed the asset is recorded in Other assets at the lower of amortized cost or net realizable value. Upon disposition a gain or loss is recorded in GM Financial interest, operating and other expenses for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset.

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

Property, net Property, plant and equipment, including internal use software, is recorded at cost. Major improvements that extend the useful life or add functionality are capitalized. The gross amount of assets under finance leases, prior to 2019, capital leases, is included in property, plant and equipment. Expenditures for repairs and maintenance are charged to expense as incurred. We depreciate depreciable property using the straight-line method. Leasehold improvements are amortized over the period of lease or the life of the asset, whichever is shorter. The amortization of the assets under finance leases, prior to 2019, capital leases, is included in depreciation expense. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are eliminated and any resulting gain or loss is recorded in earnings. Impairment charges related to property are recorded in Automotive and other cost of sales, Automotive and other selling, general and administrative expense or GM Financial interest, operating and other expenses.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The discount rate assumption is established for each of the retirement-related benefit plans at their respective measurement dates. In the U.S. we use a cash flow matching approach that uses projected cash flows matched to spot rates along a high-quality corporate bond yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. We apply individual annual yield curve rates to determine the service cost and interest cost for our pension and OPEB plans to more specifically link the cash flows related to service cost and interest cost to bonds maturing in their year of payment.

The benefit obligation for pension plans in Canada, the U.K. and Germany represents 93% of the non-U.S. pension benefit obligation at December 31, 2019. The discount rates for plans in Canada, the U.K. and Germany are determined using a cash flow matching approach like the U.S.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Stock Incentive Plans Our stock incentive plans include RSUs, RSAs, PSUs, stock options and awards that may be settled in our stock, the stock of our subsidiaries or in cash. We measure and record compensation expense based on the fair value of GM or Cruise's common stock on the date of grant for RSUs, RSAs and PSUs and the grant date fair value, determined utilizing a lattice model or the Black-Scholes formula, for stock options and PSUs. RSUs granted in stock of Cruise vest upon satisfaction of both a service condition and a liquidity condition, defined as a change in control transaction or the consummation of an initial public offering. Compensation cost for awards that do not have an established accounting grant date, but for which the service inception date has been established, or are settled in cash is based on the fair value of GM or Cruise's common stock at the end of each reporting period. We record compensation cost for service-based RSUs, RSAs, PSUs and service-based stock options on a straight-line basis over the entire vesting period, or for retirement eligible employees over the requisite service period. Compensation costs for RSUs granted in stock of Cruise will be recorded when the liquidity condition described above is met. We use the graded vesting method to record compensation cost for stock options with market conditions over the lesser of the vesting period or the time period an employee becomes eligible to retain the award at retirement.

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

The estimated costs related to recall campaigns are accrued when probable and estimable, which is generally at the time of vehicle sale. In GMNA, we estimate the costs related to recall campaigns by applying a paid loss approach that considers the number of historical recall campaigns and the estimated cost for each recall campaign. The estimated costs associated with recall campaigns in other geographical regions are determined using the estimated costs of repairs and the estimated number of vehicles to be repaired. Costs associated with recall campaigns are charged to Automotive and other cost of sales. Revisions are made when necessary based on changes in these factors.

Income Taxes The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recorded in the results of operations in the period that includes the enactment date under the law.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income tax expense (benefit) for the year is allocated between continuing operations and other categories of income such as Other comprehensive income (loss). In periods in which there is a pre-tax loss from continuing operations and pre-tax income in another income category, the tax benefit allocated to continuing operations is determined by taking into account the pre-tax income of other categories. We record Global Intangible Low Tax Income (GILTI) as a current period expense when incurred.

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

Gains and losses arising from foreign currency transactions and the effects of remeasurements discussed in the preceding paragraph are recorded in Automotive and other cost of sales and GM Financial interest, operating and other expenses unless related to Automotive debt, which are recorded in Interest income and other non-operating income, net. Foreign currency transaction and remeasurement gains were $85 million and losses were $168 million and $52 million in the years ended December 31, 2019, 2018 and 2017.

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

Automotive We utilize options, swaps and forward contracts to manage foreign currency and commodity price risk. The change in fair value of option and forward contracts not designated as hedges is recorded in Interest income and other non-operating income, net. Cash flows for all derivative financial instruments are classified in cash flows from operating activities.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Adopted Accounting Standards Effective January 1, 2019, we adopted ASU 2016-02, "Leases" (ASU 2016-02) using the modified retrospective method, resulting in a cumulative-effect adjustment to the opening balance of Retained earnings for an insignificant amount. We recognized $1.0 billion of right of use assets and lease obligations included in Other assets, Accrued liabilities and Other liabilities on our consolidated balance sheet for our existing operating lease portfolio at January 1, 2019. We elected to apply the practical expedient related to land easements, as well as the package of practical expedients permitted under the transition guidance in the new standard, which allowed us to carry forward our historical lease classification. The accounting for our finance leases and leases where we are the lessor remained substantially unchanged. The application of ASU 2016-02 had no impact on our consolidated income statement or consolidated statement of cash flows.

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

Refer to Note 16 for information on our operating leases at December 31, 2019.

Accounting Standards Not Yet Adopted In June 2016 the Financial Accounting Standards Board issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires entities to use a new impairment model based on Current Expected Credit Losses (CECL) rather than incurred losses. We adopted ASU 2016-13 on January 1, 2020 on a modified retrospective basis. Upon adoption, estimated credit losses under CECL consider relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount, resulting in recognition of lifetime expected credit losses upon loan origination. The adoption impact of ASU 2016-13 will increase our allowance for credit losses by approximately $800 million, with an after-tax reduction to Retained earnings of approximately $600 million.

Note 3. Revenue
The following table disaggregates our revenue by major source for revenue generating segments:

	Year Ended December 31, 2019
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$101,346	$14,931	$—	$116,277	$—	$—	$—	$116,277
Used vehicles	1,896	123	—	2,019	—	—	—	2,019
Services and other	3,124	1,057	220	4,401	100	—	(100)	4,401
Automotive net sales and revenue	106,366	16,111	220	122,697	100	—	(100)	122,697
Leased vehicle income	—	—	—	—	—	10,032	—	10,032
Finance charge income	—	—	—	—	—	4,071	(7)	4,064
Other income	—	—	—	—	—	451	(7)	444
GM Financial net sales and revenue	—	—	—	—	—	14,554	(14)	14,540
Net sales and revenue	$106,366	$16,111	$220	$122,697	$100	$14,554	$(114)	$137,237

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2018
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations	Total
Vehicle, parts and accessories	$107,217	$17,980	$20	$125,217	$—	$(62)	$125,155
Used vehicles	3,215	175	—	3,390	—	(36)	3,354
Services and other	3,360	993	183	4,536	—	—	4,536
Automotive net sales and revenue	113,792	19,148	203	133,143	—	(98)	133,045
Leased vehicle income	—	—	—	—	9,963	—	9,963
Finance charge income	—	—	—	—	3,629	(8)	3,621
Other income	—	—	—	—	424	(4)	420
GM Financial net sales and revenue	—	—	—	—	14,016	(12)	14,004
Net sales and revenue	$113,792	$19,148	$203	$133,143	$14,016	$(110)	$147,049

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales were insignificant during the years ended December 31, 2019 and 2018.

Contract liabilities in our Automotive segments primarily consist of maintenance, extended warranty and other service contracts. We recognized revenue of $1.5 billion and $1.4 billion related to contract liabilities during the years ended December 31, 2019 and 2018. We expect to recognize revenue of $1.1 billion, $487 million and $658 million in the years ending December 31, 2020, 2021 and thereafter related to contract liabilities as of December 31, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt and equity securities, which approximates cost:

	Fair Value Level	December 31, 2019	December 31, 2018
Cash and cash equivalents
Cash and time deposits(a)		$6,828	$7,254
Available-for-sale debt securities
U.S. government and agencies	2	1,484	4,656
Corporate debt	2	5,863	3,791
Sovereign debt	2	2,123	1,976
Total available-for-sale debt securities – cash equivalents		9,470	10,423
Money market funds	1	2,771	3,167
Total cash and cash equivalents(b)		$19,069	$20,844
Marketable debt securities
U.S. government and agencies	2	$226	$1,230
Corporate debt	2	2,932	3,478
Mortgage and asset-backed	2	681	695
Sovereign debt	2	335	563
Total available-for-sale debt securities – marketable securities(c)		$4,174	$5,966
Restricted cash
Cash and cash equivalents		$292	$260
Money market funds	1	3,582	2,392
Total restricted cash		$3,874	$2,652

Available-for-sale debt securities included above with contractual maturities(d)
Due in one year or less		$10,213
Due between one and five years		2,750
Total available-for-sale debt securities with contractual maturities		$12,963

__________

(a)	Includes $248 million and $616 million that is designated exclusively to fund capital expenditures in GM Korea at December 31, 2019 and 2018. Refer to Note 20 for additional information.

(b)	Includes $2.3 billion in Cruise at December 31, 2019 and 2018. Refer to Note 20 for additional information.

(c)	Includes $266 million in Cruise at December 31, 2019.

(d)	Excludes mortgage- and asset-backed securities of $681 million at December 31, 2019 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt investments sold prior to maturity were $4.5 billion, $4.3 billion and $5.6 billion in the years ended December 31, 2019, 2018 and 2017. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the years ended December 31, 2019, 2018 and 2017. Cumulative unrealized gains and losses on available-for-sale debt securities were insignificant at December 31, 2019 and 2018.

Our remaining investment in Lyft was measured at fair value at December 31, 2019 using Lyft’s quoted market price, a Level 1 input. Prior to Lyft's initial public offering, our investment in Lyft was measured at fair value using Level 3 inputs at December 31, 2018. The fair value of this investment was $535 million included in Other current assets and $884 million included in Other assets at December 31, 2019 and 2018. We recorded an insignificant unrealized loss and an unrealized gain of $142 million in Interest income and other non-operating income, net in the years ended December 31, 2019 and 2018.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$19,069	$20,844
Restricted cash included in Other current assets	3,352	2,083
Restricted cash included in Other assets	522	569
Total	$22,943	$23,496

Note 5. GM Financial Receivables and Transactions

	December 31, 2019			December 31, 2018
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
Finance receivables, collectively evaluated for impairment, net of fees	$39,851	$11,595	$51,446	$38,220	$12,235	$50,455
Finance receivables, individually evaluated for impairment, net of fees(b)	2,378	76	2,454	2,348	41	2,389
GM Financial receivables	42,229	11,671	53,900	40,568	12,276	52,844
Less: allowance for loan losses	(866)	(78)	(944)	(844)	(67)	(911)
GM Financial receivables, net	$41,363	$11,593	$52,956	$39,724	$12,209	$51,933

Fair value of GM Financial receivables utilizing Level 2 inputs			$11,593			$12,209
Fair value of GM Financial receivables utilizing Level 3 inputs			$41,973			$39,430
__________

(a)
Net of dealer cash management balances of $1.2 billion and $922 million at December 31, 2019 and 2018. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on their floorplan line by making principal payments to GM Financial in advance.

(b)	The allowance for loan losses included $330 million and $321 million of specific allowances on retail receivables at December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018	2017
Allowance for loan losses at beginning of period	$911	$942	$805
Provision for loan losses	726	642	757
Charge-offs	(1,246)	(1,199)	(1,173)
Recoveries	551	536	552
Effect of foreign currency	2	(10)	1
Allowance for loan losses at end of period	$944	$911	$942

The allowance for loan losses on retail and commercial finance receivables included a collective allowance of $596 million, $586 million and $611 million and a specific allowance of $348 million, $325 million and $331 million at December 31, 2019, 2018 and 2017. Refer to Note 2 for expected impact of adoption of ASU 2016-13.

Retail Finance Receivables We use proprietary scoring systems in the underwriting process that measure the credit quality of retail finance receivables using several factors, such as credit bureau information, consumer credit risk scores (e.g. FICO score or its equivalent) and contract characteristics. We also consider other factors such as employment history, financial stability and capacity to pay. Subsequent to origination we review the credit quality of retail finance receivables based on customer payment activity. At December 31, 2019 and 2018 24% and 25% of retail finance receivables were from consumers with sub-prime credit scores, which are defined as a FICO score or its equivalent of less than 620 at the time of loan origination.

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

An account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $875 million and $888 million at December 31, 2019 and 2018. The following table summarizes the contractual amount of delinquent retail finance receivables, which is not significantly different than the recorded investment of the retail finance receivables:

	December 31, 2019		December 31, 2018
	Amount	Percent of Contractual Amount Due	Amount	Percent of Contractual Amount Due
31-to-60 days delinquent	$1,354	3.2%	$1,349	3.3%
Greater-than-60 days delinquent	542	1.3%	547	1.4%
Total finance receivables more than 30 days delinquent	1,896	4.5%	1,896	4.7%
In repossession	44	0.1%	44	0.1%
Total finance receivables more than 30 days delinquent or in repossession	$1,940	4.6%	$1,940	4.8%

Commercial Finance Receivables Our commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. We perform periodic credit reviews of each dealership and adjust the dealership's risk rating, if necessary. Dealers in Group VI are subject to additional restrictions on funding, including suspension of lines of credit and liquidation of assets. The commercial finance receivables on nonaccrual status were insignificant at December 31, 2019 and 2018. The following table summarizes the credit risk profile by dealer risk rating of the commercial finance receivables:

		December 31, 2019	December 31, 2018
Group I	– Dealers with superior financial metrics	$1,942	$2,192
Group II	– Dealers with strong financial metrics	4,552	4,399
Group III	– Dealers with fair financial metrics	3,711	4,064
Group IV	– Dealers with weak financial metrics	968	1,116
Group V	– Dealers warranting special mention due to elevated risks	370	422
Group VI	– Dealers with loans classified as substandard, doubtful or impaired	128	83
		$11,671	$12,276

Transactions with GM Financial The following table shows transactions between our Automotive segments and GM Financial. These amounts are presented in GM Financial's consolidated balance sheets and statements of income. All balance sheet amounts in the table below are eliminated.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2019	December 31, 2018
Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$478	$445
Direct-financing lease receivables from GM subsidiaries	$39	$134
Subvention receivable(b)	$676	$727
Commercial loan funding payable	$74	$61

	Years Ended December 31,
	2019	2018	2017
Consolidated Statements of Income
Interest subvention earned on finance receivables	$588	$554	$492
Leased vehicle subvention earned	$3,273	$3,274	$3,046
__________

(a)	All balance sheet amounts are eliminated upon consolidation.

(b)	Our Automotive segments made cash payments to GM Financial for subvention of $4.1 billion, $3.8 billion, and $4.3 billion in the years ended December 31, 2019, 2018 and 2017.

GM Financial's Board of Directors declared and paid dividends of $400 million and $375 million on its common stock in October 2019 and 2018.

Note 6. Inventories

	December 31, 2019	December 31, 2018
Total productive material, supplies and work in process	$4,713	$4,274
Finished product, including service parts	5,685	5,542
Total inventories	$10,398	$9,816

Note 7. Equipment on Operating Leases
Equipment on operating leases primarily consists of leases to retail customers of GM Financial. The current portion of net equipment on operating leases is included in Other current assets.

	December 31, 2019	December 31, 2018
Equipment on operating leases	$53,081	$55,282
Less: accumulated depreciation	(10,989)	(11,476)
Equipment on operating leases, net	$42,092	$43,806

At December 31, 2019, the estimated residual value of our leased assets at the end of the lease term was $30.4 billion.

Depreciation expense related to Equipment on operating leases, net was $7.3 billion, $7.5 billion and $6.7 billion in the years ended December 31, 2019, 2018 and 2017.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Years Ending December 31,
	2020	2021	2022	2023	2024	Total
Lease receipts under operating leases	$6,517	$4,080	$1,607	$137	$4	$12,345

Note 8. Equity in Net Assets of Nonconsolidated Affiliates
Nonconsolidated affiliates are entities in which we maintain an equity ownership interest and for which we use the equity method of accounting due to our ability to exert significant influence over decisions relating to their operating and financial affairs. Revenue

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and expenses of our joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income.

	Years Ended December 31,
	2019	2018	2017
Automotive China equity income	$1,132	$1,981	$1,976
Other joint ventures equity income	136	182	156
Total Equity income	$1,268	$2,163	$2,132

Investments in Nonconsolidated Affiliates

	December 31, 2019	December 31, 2018
Automotive China carrying amount	$7,044	$7,779
Other investments carrying amount	1,518	1,436
Total equity in net assets of nonconsolidated affiliates	$8,562	$9,215

The carrying amount of our investments in certain joint ventures exceeded our share of the underlying net assets by $4.2 billion and $4.4 billion at December 31, 2019 and 2018 primarily due to goodwill from the application of fresh-start reporting and the purchase of additional interests in nonconsolidated affiliates.

The following table summarizes our direct ownership interests in our China JVs:

	December 31, 2019	December 31, 2018
Automotive China JVs
SAIC General Motors Corp., Ltd. (SGM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%	50%
SAIC General Motors Sales Co., Ltd.	49%	49%
SAIC GM Wuling Automobile Co., Ltd. (SGMW)	44%	44%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
SAIC GM (Shenyang) Norsom Motors Co., Ltd. (SGM Norsom)	25%	25%
SAIC GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
SAIC GM Dong Yue Powertrain Co., Ltd. (SGM DYPT)	25%	25%
FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM)(a)	—%	50%
Other joint ventures
SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC)	35%	35%
SAIC-GMF Leasing Co., Ltd.	35%	35%

________

(a)	In 2019, we divested our joint venture FAW-GM.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized Financial Data of Nonconsolidated Affiliates

	December 31, 2019			December 31, 2018
	Automotive China JVs	Others	Total	Automotive China JVs	Others	Total
Summarized Balance Sheet Data
Current assets	$14,035	$13,319	$27,354	$16,506	$16,234	$32,740
Non-current assets	14,484	6,680	21,164	14,012	3,870	17,882
Total assets	$28,519	$19,999	$48,518	$30,518	$20,104	$50,622

Current liabilities	$21,256	$11,588	$32,844	$21,574	$13,985	$35,559
Non-current liabilities	968	5,017	5,985	1,689	2,826	4,515
Total liabilities	$22,224	$16,605	$38,829	$23,263	$16,811	$40,074

Noncontrolling interests	$847	$1	$848	$865	$1	$866

	Years Ended December 31,
	2019	2018	2017
Summarized Operating Data
Automotive China JVs' net sales	$39,123	$50,316	$50,065
Others' net sales	1,815	1,721	2,542
Total net sales	$40,938	$52,037	$52,607

Automotive China JVs' net income	$2,258	$3,992	$3,984
Others' net income	477	536	648
Total net income	$2,735	$4,528	$4,632

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

	Years Ended December 31,
	2019	2018	2017
Automotive sales and revenue	$199	$406	$923
Automotive purchases, net	$1,065	$1,155	$674
Dividends received	$1,852	$2,022	$2,000
Operating cash flows	$913	$657	$2,321

	December 31, 2019	December 31, 2018
Accounts and notes receivable, net	$1,007	$979
Accounts payable	$369	$163
Undistributed earnings	$2,118	$2,331

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9. Property

	Estimated Useful Lives in Years	December 31, 2019	December 31, 2018
Land		$1,302	$1,349
Buildings and improvements	5-40	9,705	9,173
Machinery and equipment	3-27	29,814	26,453
Special tools	1-13	23,586	23,828
Construction in progress		3,042	4,680
Total property		67,449	65,483
Less: accumulated depreciation		(28,699)	(26,725)
Total property, net		$38,750	$38,758

The amount of capitalized software included in Property, net was $1.3 billion and $1.1 billion at December 31, 2019 and 2018. The amount of interest capitalized and excluded from Automotive interest expense related to Property, net was insignificant in the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019	2018	2017
Depreciation and amortization expense	$6,541	$5,347	$4,966
Impairment charges	$7	$466	$199
Capitalized software amortization expense(a)	$452	$424	$459
__________

(a)	Included in depreciation and amortization expense.

Note 10. Goodwill and Intangible Assets
Goodwill of $1.9 billion consisted of $1.4 billion recorded in GM Financial and $504 million included in Cruise at December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$734	$533	$201	$734	$457	$277
Brands	4,298	1,285	3,013	4,299	1,165	3,134
Dealer network, customer relationships and other	966	702	264	968	661	307
Total intangible assets	$5,998	$2,520	$3,478	$6,001	$2,283	$3,718

Our amortization expense related to intangible assets was $202 million, $247 million, and $278 million in the years ended December 31, 2019, 2018 and 2017.

Amortization expense related to intangible assets is estimated to be approximately $160 million in each of the next five years.

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

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	December 31, 2019	December 31, 2018
Restricted cash – current	$2,202	$1,876
Restricted cash – non-current	$441	$504
GM Financial receivables, net of fees – current	$19,081	$18,304
GM Financial receivables, net of fees – non-current	$15,921	$14,008
GM Financial equipment on operating leases, net	$14,464	$21,781
GM Financial short-term debt and current portion of long-term debt	$23,952	$21,087
GM Financial long-term debt	$15,819	$21,417

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

Note 12. Accrued and Other Liabilities

	December 31, 2019	December 31, 2018
Accrued liabilities
Dealer and customer allowances, claims and discounts	$10,402	$11,611
Deferred revenue	3,234	3,504
Product warranty and related liabilities	2,987	2,788
Payrolls and employee benefits excluding postemployment benefits	1,969	2,233
Other	7,895	7,913
Total accrued liabilities	$26,487	$28,049

Other liabilities
Deferred revenue	$2,962	$2,959
Product warranty and related liabilities	4,811	4,802
Operating lease liabilities	1,010	—
Employee benefits excluding postemployment benefits	704	658
Postemployment benefits including facility idling reserves	633	875
Other	3,026	3,063
Total other liabilities	$13,146	$12,357

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2019	2018	2017
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$7,590	$8,332	$9,069
Warranties issued and assumed in period – recall campaigns	745	665	678
Warranties issued and assumed in period – product warranty	2,001	2,143	2,123
Payments	(3,012)	(2,903)	(3,129)
Adjustments to pre-existing warranties	455	(464)	(495)
Effect of foreign currency and other	19	(183)	86
Warranty balance at end of period	$7,798	$7,590	$8,332

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at December 31, 2019. Refer to Note 16 for reasonably possible losses on Takata matters.

Note 13. Debt

Automotive The following table presents debt in our automotive operations:

	December 31, 2019	December 31, 2018
Secured debt	$167	$143
Unsecured debt	13,909	13,292
Finance lease liabilities	310	528
Total automotive debt(a)	$14,386	$13,963

Fair value utilizing Level 1 inputs	$13,628	$11,693
Fair value utilizing Level 2 inputs	2,300	1,838
Fair value of automotive debt	$15,928	$13,531

Available under credit facility agreements	$17,285	$14,167
Weighted-average interest rate on outstanding short-term debt(b)	4.9%	6.6%
Weighted-average interest rate on outstanding long-term debt(b)	5.4%	5.2%
__________

(a)	Includes net discount and debt issuance costs of $540 million and $499 million at December 31, 2019 and 2018.

(b)	Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

Finance lease assets in Property, net were $327 million at December 31, 2019. Finance lease costs were $170 million in the year ended December 31, 2019. Finance lease right of use assets obtained in exchange for lease obligations were $196 million in the year ended December 31, 2019. Undiscounted future lease obligations related to finance leases are $129 million for the year 2020, $156 million in aggregate for the years 2021 to 2024 and $354 million thereafter, with imputed interest of $329 million at December 31, 2019. The weighted-average discount rate on finance leases was 10.9% and the weighted-average remaining lease term was 13.7 years at December 31, 2019. Payments for finance leases included in Net cash provided by (used in) financing activities were $183 million at December 31, 2019.

In January 2019 we executed a new three-year committed unsecured revolving credit facility with an initial borrowing capacity of $3.0 billion, reducing to $2.0 billion in July 2020. The facility provides additional financial flexibility and was used in 2019 to fund transformation activities announced in November 2018 for $700 million, which we repaid in full in 2019. In April 2019 we renewed our 364-day $2.0 billion credit facility for an additional 364-day term. This facility has been allocated for exclusive use by GM Financial since April 2018.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

GM Financial The following table presents debt of GM Financial:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$39,959	$40,160	$42,835	$42,835
Unsecured debt	48,979	50,239	48,153	47,556
Total GM Financial debt	$88,938	$90,399	$90,988	$90,391

Fair value utilizing Level 2 inputs		$88,481		$88,305
Fair value utilizing Level 3 inputs		$1,918		$2,086

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged Securitized Assets. Refer to Note 11 for additional information on GM Financial's involvement with VIEs. GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain secured credit facilities. The weighted-average interest rate on secured debt was 2.95% at December 31, 2019. The revolving credit facilities have maturity dates ranging from 2020 to 2025 and securitization notes payable have maturity dates ranging from 2020 to 2027. At the end of the revolving period, if not renewed, the debt of revolving credit facilities will amortize over a defined period. In the year ended December 31, 2019 GM Financial entered into new or renewed credit facilities with a total net additional borrowing capacity of $225 million, which had substantially the same terms as existing debt and GM Financial issued $16.2 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.75% and maturity dates ranging from 2022 to 2027.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. Senior notes outstanding at December 31, 2019 are due beginning in 2020 through 2029 and have a weighted-average interest rate of 3.42%. In the year ended December 31, 2019 GM Financial issued $6.9 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.63% and maturity dates ranging from 2021 to 2029.

In January 2020 GM Financial issued $1.25 billion in senior notes with an interest rate of 2.90% due in 2025.

Each of the revolving credit facilities and the indentures governing GM Financial's notes contain terms and covenants including limitations on GM Financial's ability to incur certain liens.

Unsecured credit facilities and other unsecured debt have original maturities of up to four years. The weighted-average interest rate on these credit facilities and other unsecured debt was 4.73% at December 31, 2019.

	Years Ended December 31,
	2019	2018	2017
Automotive interest expense	$782	$655	$575
Automotive Financing - GM Financial interest expense	3,641	3,225	2,566
Total interest expense	$4,423	$3,880	$3,141

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes contractual maturities including finance leases at December 31, 2019:

	Automotive	Automotive Financing(a)	Total
2020	$1,912	$35,587	$37,499
2021	535	20,690	21,225
2022	70	11,763	11,833
2023	1,546	7,038	8,584
2024	48	5,795	5,843
Thereafter	10,807	8,160	18,967
	$14,918	$89,033	$103,951
________

(a)	Secured debt, credit facilities and other unsecured debt are based on expected payoff date. Senior notes principal amounts are based on maturity.

Compliance with Debt Covenants Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of GM Financial’s secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. GM Financial’s unsecured debt obligations contain covenants including limitations on GM Financial's ability to incur certain liens. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability or GM Financial's ability to obtain additional borrowings. No technical defaults or covenant violations existed at December 31, 2019.

Note 14. Derivative Financial Instruments
Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	December 31, 2019	December 31, 2018
Derivatives not designated as hedges(a)
Foreign currency	2	$5,075	$2,710
Commodity	2	806	658
PSA Warrants(b)	2	45	45
Total derivative financial instruments		$5,926	$3,413
__________

(a)
The fair value of these derivative instruments at December 31, 2019 and 2018 and the gains/losses included in our consolidated income statements for the years ended December 31, 2019, 2018 and 2017 were insignificant, unless otherwise noted.

(b)
The fair value of the PSA warrants located in Other assets was $964 million and $827 million at December 31, 2019 and 2018. We recorded gains in Interest income and other non-operating income, net of $154 million and $116 million for the years ended December 31, 2019 and 2018, and an insignificant amount for the year ended December 31, 2017.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

GM Financial The following table presents the notional amounts of GM Financial's derivative financial instruments:

	Fair Value Level	December 31, 2019			December 31, 2018
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps(b)	2	$9,458	$234	$23	$9,533	$42	$231
Foreign currency swaps	2	1,796	22	71	1,829	37	60
Cash flow hedges
Interest rate swaps	2	590	—	6	768	8	—
Foreign currency swaps	2	4,429	40	119	2,075	43	58
Derivatives not designated as hedges(a)
Interest rate contracts	2	92,400	340	300	99,666	372	520
Total derivative financial instruments(c)		$108,673	$636	$519	$113,871	$502	$869
__________

(a)
The gains/losses included in our consolidated income statements and statements of comprehensive income for the years ended December 31, 2019, 2018 and 2017 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.

(b)	The gains included in GM Financial interest, operating, and other expenses were $355 million and an insignificant amount for the years ended December 31, 2019 and 2018.

(c)
GM Financial held $210 million and an insignificant amount of collateral from counterparties available for netting against GM Financial's asset positions, and posted an insignificant amount and $451 million of collateral to counterparties available for netting against GM Financial's liability positions at December 31, 2019 and 2018.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	December 31, 2019		December 31, 2018
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
GM Financial long-term debt(b)	$20,397	$(77)	$17,923	$459
__________

(a)	Includes an insignificant amount and $247 million of amortization remaining on hedged items for which hedge accounting has been discontinued at December 31, 2019 and 2018.

(b)
The gains/losses for hedged items – interest rate swaps included in GM Financial interest, operating, and other expenses were a loss of $569 million and an insignificant amount for the years ended December 31, 2019 and 2018.

Note 15. Pensions and Other Postretirement Benefits
Employee Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans Defined benefit pension plans covering eligible U.S. hourly employees (hired prior to October 2007) and Canadian hourly employees (hired prior to October 2016) generally provide benefits of negotiated, stated amounts for each year of service and supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the defined benefit pension plans covering eligible U.S. (hired prior to January 1, 2001) and Canadian salaried employees and employees in certain other non-U.S. locations are generally based on years of service and compensation history. Accrual of defined pension benefits ceased in 2012 for U.S. and Canadian salaried employees. There is also an unfunded nonqualified pension plan primarily covering U.S. executives for service prior to January 1, 2007 and it is based on an “excess plan” for service after that date.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The funding policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable laws and regulations or to directly pay benefit payments where appropriate. In the year ended December 31, 2019 all legal funding requirements were met. The following table summarizes contributions made to the defined benefit pension plans:

	Years Ended December 31,
	2019	2018	2017
U.S. hourly and salaried	$83	$76	$77
Non-U.S.	532	1,624	1,153
Total	$615	$1,700	$1,230

We expect to contribute approximately $70 million to our U.S. non-qualified plans and approximately $500 million to our non-U.S. pension plans in 2020.

Based on our current assumptions, over the next five years we expect no significant mandatory contributions to our U.S. qualified pension plans and mandatory contributions totaling $368 million to our U.K. and Canada pension plans.

Other Postretirement Benefit Plans Certain hourly and salaried defined benefit plans provide postretirement medical, dental, legal service and life insurance to eligible U.S. and Canadian retirees and their eligible dependents. Certain other non-U.S. subsidiaries have postretirement benefit plans, although most non-U.S. employees are covered by government sponsored or administered programs. We made contributions to the U.S. OPEB plans of $326 million, $325 million and $323 million in the years ended December 31, 2019, 2018 and 2017. Plan participants' contributions were insignificant in the years ended December 31, 2019, 2018 and 2017.

Defined Contribution Plans We have defined contribution plans for eligible U.S. salaried and hourly employees that provide discretionary matching contributions. Contributions are also made to certain non-U.S. defined contribution plans. We made contributions to our defined contribution plans of $537 million, $617 million and $650 million in the years ended December 31, 2019, 2018 and 2017.

Significant Plan Amendments, Benefit Modifications and Related Events

Other Remeasurements The SOA issued mortality improvement tables in the three months ended December 31, 2019. We determined our current mortality improvement assumptions are appropriate to measure our December 31, 2019 U.S. pension and OPEB plans obligations. In 2018 we reviewed our mortality experience and updated our base mortality assumptions in the U.S. This change in assumption decreased the December 31, 2018 U.S. pension and OPEB plans' obligations by $264 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension and OPEB Obligations and Plan Assets

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Change in benefit obligations
Beginning benefit obligation	$61,190	$19,904	$5,744	$68,450	$22,789	$6,374
Service cost	179	120	17	209	149	20
Interest cost	2,264	456	220	2,050	464	195
Actuarial (gains) losses	6,444	1,653	641	(4,449)	(272)	(389)
Benefits paid	(4,753)	(1,234)	(395)	(4,898)	(1,595)	(388)
Foreign currency translation adjustments	—	561	54	—	(1,452)	(106)
Curtailments, settlements and other	(640)	(62)	23	(172)	(179)	38
Ending benefit obligation	64,684	21,398	6,304	61,190	19,904	5,744
Change in plan assets
Beginning fair value of plan assets	56,102	13,528	—	62,639	14,495	—
Actual return on plan assets	8,454	1,669	—	(1,419)	301	—
Employer contributions	83	532	370	76	1,624	369
Benefits paid	(4,753)	(1,234)	(395)	(4,898)	(1,595)	(388)
Foreign currency translation adjustments	—	668	—	—	(1,106)	—
Settlements and other	(647)	(202)	25	(296)	(191)	19
Ending fair value of plan assets	59,239	14,961	—	56,102	13,528	—
Ending funded status	$(5,445)	$(6,437)	$(6,304)	$(5,088)	$(6,376)	$(5,744)
Amounts recorded in the consolidated balance sheets
Non-current assets	$—	$698	$—	$—	$496	$—
Current liabilities	(68)	(342)	(369)	(73)	(349)	(374)
Non-current liabilities	(5,377)	(6,793)	(5,935)	(5,015)	(6,523)	(5,370)
Net amount recorded	$(5,445)	$(6,437)	$(6,304)	$(5,088)	$(6,376)	$(5,744)
Amounts recorded in Accumulated other comprehensive loss
Net actuarial loss	$(1,980)	$(4,688)	$(1,364)	$(752)	$(3,983)	$(752)
Net prior service (cost) credit	14	(78)	27	19	(64)	34
Total recorded in Accumulated other comprehensive loss	$(1,966)	$(4,766)	$(1,337)	$(733)	$(4,047)	$(718)

The following table summarizes the total accumulated benefit obligations (ABO), the ABO and fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the PBO and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets:

	December 31, 2019		December 31, 2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
ABO	$64,669	$21,319	$61,177	$19,822
Plans with ABO in excess of plan assets
ABO	$64,669	$10,996	$61,177	$10,289
Fair value of plan assets	$59,239	$3,940	$56,102	$3,485
Plans with PBO in excess of plan assets
PBO	$64,684	$11,079	$61,190	$10,356
Fair value of plan assets	$59,239	$3,940	$56,102	$3,485

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the components of net periodic pension and OPEB expense along with the assumptions used to determine benefit obligations:

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.		U.S.	Non-U.S.
Components of expense
Service cost	$393	$132	$17	$330	$163	$20	$315	$199	$19
Interest cost	2,264	456	220	2,050	464	195	2,145	473	202
Expected return on plan assets	(3,483)	(786)	—	(3,890)	(825)	—	(3,677)	(750)	—
Amortization of net actuarial (gains) losses	11	122	30	10	144	54	(6)	157	23
Curtailments, settlements and other	21	142	(23)	(19)	43	(19)	(37)	8	(5)
Net periodic pension and OPEB (income) expense	$(794)	$66	$244	$(1,519)	$(11)	$250	$(1,260)	$87	$239
Weighted-average assumptions used to determine benefit obligations(a)
Discount rate	3.20%	2.16%	3.24%	4.22%	2.86%	4.19%	3.53%	2.66%	3.52%
Weighted-average assumptions used to determine net expense(a)
Discount rate	3.92%	3.36%	4.07%	3.19%	2.99%	3.29%	3.35%	2.94%	3.39%
Expected rate of return on plan assets	6.37%	5.76%	N/A	6.61%	6.09%	N/A	6.23%	5.82%	N/A
_________

(a)	The rate of compensation increase does not have a significant effect on our U.S. pension and OPEB plans.

The non-service cost components of the net periodic pension and OPEB income are presented in Interest income and other non-operating income, net. Refer to Note 19 for additional information.

U.S. pension plan service cost includes administrative expenses and Pension Benefit Guarantee Corporation premiums of $214 million and $121 million for the years ended December 31, 2019 and 2018. Weighted-average assumptions used to determine net expense are determined at the beginning of the period and updated for remeasurements. Non-U.S. pension plan administrative expenses included in service cost were insignificant in the years ended December 31, 2019 and 2018.

Estimated amounts to be amortized from Accumulated other comprehensive loss into net periodic benefit cost in the year ending December 31, 2020 based on December 31, 2019 plan measurements are $258 million, primarily consisting of amortization of the net actuarial loss in the non-U.S. pension plans.

Assumptions

Investment Strategies and Long-Term Rate of Return Detailed periodic studies are conducted by our internal asset management group as well as outside actuaries and are used to determine the long-term strategic mix among asset classes, risk mitigation strategies and the expected long-term return on asset assumptions for the U.S. pension plans. The U.S. study includes a review of alternative asset allocation and risk mitigation strategies, anticipated future long-term performance and risk of the individual asset classes that comprise the plans' asset mix. Similar studies are performed for the significant non-U.S. pension plans with the assistance of outside actuaries and asset managers. While the studies incorporate data from recent plan performance and historical returns, the expected rate of return on plan assets represents our estimate of long-term prospective rates of return.

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

In December 2019, an investment policy study was completed for the U.S. pension plans. As a result of changes to our capital market assumptions, the weighted-average long-term rate of return on assets decreased from 6.4% at December 31, 2018 to 5.9% at December 31, 2019. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

Target Allocation Percentages The following table summarizes the target allocations by asset category for U.S. and non-U.S. defined benefit pension plans:

	December 31, 2019		December 31, 2018
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity	12%	14%	12%	14%
Debt	64%	67%	64%	66%
Other(a)	24%	19%	24%	20%
Total	100%	100%	100%	100%

__________

(a)	Primarily includes private equity, real estate and absolute return strategies which mainly consist of hedge funds.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and Fair Value Measurements The following tables summarize the fair value of U.S. and non-U.S. defined benefit pension plan assets by asset class:

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Pension Plan Assets
Common and preferred stocks	$6,232	$19	$1	$6,252	$4,914	$18	$2	$4,934
Government and agency debt securities(a)	—	13,843	—	13,843	—	12,077	—	12,077
Corporate and other debt securities	—	24,809	—	24,809	—	24,645	—	24,645
Other investments, net(b)	(47)	25	401	379	350	80	371	801
Net plan assets subject to leveling	$6,185	$38,696	$402	45,283	$5,264	$36,820	$373	42,457
Plan assets measured at net asset value
Investment funds				7,031				6,465
Private equity and debt investments				2,951				3,021
Real estate investments				3,484				3,504
Total plan assets measured at net asset value				13,466				12,990
Other plan assets, net(c)				490				655
Net plan assets				$59,239				$56,102

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Non-U.S. Pension Plan Assets
Common and preferred stocks	$489	$1	$—	$490	$441	$1	$5	$447
Government and agency debt securities(a)	—	3,927	—	3,927	—	3,640	—	3,640
Corporate and other debt securities	—	3,230	—	3,230	—	2,589	1	2,590
Other investments, net(b)(d)	(5)	(107)	248	136	59	128	242	429
Net plan assets subject to leveling	$484	$7,051	$248	7,783	$500	$6,358	$248	7,106
Plan assets measured at net asset value
Investment funds				5,608				5,081
Private equity and debt investments				511				526
Real estate investments				982				980
Total plan assets measured at net asset value				7,101				6,587
Other plan assets (liabilities), net(c)				77				(165)
Net plan assets				$14,961				$13,528
__________

(a)	Includes U.S. and sovereign government and agency issues.

(b)	Includes net derivative assets (liabilities).

(c)	Cash held by the plans, net of amounts receivable/payable for unsettled security transactions and payables for investment manager fees, custody fees and other expenses.

(d)	Level 2 Other investments, net includes Canadian reverse repurchase agreements.

The activity attributable to U.S. and non-U.S. Level 3 defined benefit pension plan investments was insignificant in the years ended December 31, 2019 and 2018.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Benefit Payments Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our Cash and cash equivalents. The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service:

	Pension Benefits		Global OPEB Plans
	U.S. Plans	Non-U.S. Plans
2020	$4,942	$1,529	$372
2021	$4,755	$1,201	$369
2022	$4,631	$1,164	$365
2023	$4,515	$1,130	$360
2024	$4,407	$1,104	$357
2025 - 2029	$20,257	$5,166	$1,755

Note 16. Commitments and Contingencies

Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At December 31, 2019 and 2018, we had accruals of $1.3 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

Proceedings Related to Ignition Switch Recall and Other Recalls In 2014 we announced various recalls relating to safety and other matters. Those recalls included recalls to repair ignition switches that could under certain circumstances unintentionally

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

move from the “run” position to the “accessory” or “off” position with a corresponding loss of power, which could in turn prevent airbags from deploying in the event of a crash.

Appellate Litigation Regarding Successor Liability Ignition Switch Claims In 2016, the U.S. Court of Appeals for the Second Circuit held that the 2009 order of the Bankruptcy Court approving the sale of substantially all of the assets of MLC to GM free and clear of, among other things, claims asserting successor liability for obligations owed by MLC could not be enforced to bar claims against GM asserted by either plaintiffs who purchased used vehicles after the sale or against purchasers who asserted claims relating to the ignition switch defect, including pre-sale personal injury claims and economic-loss claims.

Economic-Loss Claims We are aware of over 100 putative class actions pending against GM in U.S. and Canadian courts alleging that consumers who purchased or leased vehicles manufactured by GM or MLC, formerly known as General Motors Corporation, had been economically harmed by one or more of the 2014 recalls and/or the underlying vehicle conditions associated with those recalls (economic-loss cases). In general, these economic-loss cases seek recovery for purported compensatory damages, such as alleged benefit-of-the-bargain damages or damages related to alleged diminution in value of the vehicles, as well as punitive damages, injunctive relief and other relief.

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

In August 2019, the Southern District granted our motion for summary judgment on plaintiffs’ economic loss “benefit of the bargain” damage claims (the August 2019 Opinion). The Southern District held that plaintiffs’ conjoint analysis-based damages model failed to establish that plaintiffs suffered difference-in-value damages and without such evidence, plaintiffs’ difference-in-value damage claims fail under the laws of all three bellwether states: California, Missouri and Texas. Later in August 2019, the bellwether plaintiffs filed a motion requesting that the Southern District reconsider its summary judgment decision or allow an interlocutory appeal if reconsideration is denied. In December 2019, the Southern District denied plaintiffs' motion for reconsideration of the August 2019 Opinion, but granted the plaintiffs' motion for certification of an interlocutory appeal. Plaintiffs filed their petition requesting interlocutory review with the Second Circuit Court of Appeals, and GM filed its opposition in January 2020.

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

Contingently Issuable Shares  Under the Amended and Restated Master Sale and Purchase Agreement between GM and MLC,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

GM may be obligated to issue Adjustment Shares of our common stock if allowed general unsecured claims against the GUC Trust, as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions), which amounts to approximately $1.0 billion based on the GM share price as of January 24, 2020. The GUC Trust stated in public filings that allowed general unsecured claims were approximately $32.1 billion as of September 30, 2019.

In February 2019, the GUC Trust and certain personal injury and economic-loss plaintiffs filed a motion with the Bankruptcy Court requesting approval of a settlement to obtain the maximum number of Adjustment Shares. In September 2019, the GUC Trust advised the Bankruptcy Court that it was formally terminating the February 2019 proposed class settlement with plaintiffs because it was no longer viable given the August 2019 Opinion and further briefing was moot.

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

The total amount accrued for the 2014 recalls at December 31, 2019, reflects amounts for a combination of settled but unpaid matters, and for the remaining unsettled investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls to the extent that such matters are probable and can be reasonably estimated. The amounts accrued for those unsettled investigations, claims, and/or lawsuits represent a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Korea Wage Litigation GM Korea is party to litigation with current and former hourly employees in the appellate court and Incheon District Court in Incheon, Korea. The group actions, which in the aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under Korean regulations. In 2012 the Seoul High Court (an intermediate-level appellate court) affirmed a decision in one of these group actions involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Korean Supreme Court). In 2014 the Korean Supreme Court largely agreed with GM's legal arguments and remanded the case to the Seoul High Court for consideration consistent with earlier Korean Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. In 2015, on reconsideration, the Seoul High Court held in GM Korea's favor, after which the plaintiffs appealed to the Korean Supreme Court. The Korean Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $600 million at December 31, 2019. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory frameworks change.

GM Korea is also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation and whether to include fixed bonuses in the calculation of Ordinary Wages. In 2017, the Seoul High Court held that certain workers are not barred from filing retroactive wage claims. GM Korea appealed this ruling to the Korean Supreme Court. The Korean Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $170 million at December 31, 2019. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory frameworks change.

GM Korea is also party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018, the Korean labor authorities issued an adverse administrative order finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed that order. At December 31, 2019, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $180 million. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $110 million at December 31, 2019. We are currently unable to estimate any possible loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

GM Brazil Indirect Tax Claim During the year ended December 31, 2019, the Superior Judicial Court of Brazil rendered favorable decisions on three cases brought by GM Brazil, each challenging whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The decisions will allow the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from August 2001 to February 2017. As a result of the favorable decisions, we recorded pre-tax recoveries of $1.4 billion in Automotive and other cost of sales in the year ended December 31, 2019. Timing on realization of these recoveries is dependent upon the timing of administrative approvals and generation of federal tax liabilities eligible for offset. The Brazilian IRS has filed a Motion of Clarification on this matter with the Brazilian Supreme Court, which could be decided as early as April 2020. In addition, we expect third parties to make claims on some or all of the pre-tax recoveries, which GM intends to defend against.

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

There are several putative class actions pending against GM in federal courts in the U.S., in the Provincial Courts in Canada and in Israel alleging that various vehicles sold including model year 2011-2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal, state and foreign emission standards. GM has also faced a series of additional lawsuits based primarily on allegations in the Duramax suit, including putative shareholder class actions claiming violations of federal securities law and a shareholder demand lawsuit. The securities lawsuits have been voluntarily dismissed by the plaintiffs in those actions. We are unable to estimate any reasonably possible loss or range of loss that may result from these actions.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2019. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $800 million at December 31, 2019.

Takata Matters In May 2016, NHTSA issued an amended consent order requiring Takata to file DIRs for previously unrecalled front airbag inflators that contain phased-stabilized ammonium nitrate-based propellant without a moisture absorbing desiccant on a multi-year, risk-based schedule through 2019 impacting tens of millions of vehicles produced by numerous automotive manufacturers. NHTSA concluded that the likely root cause of the rupturing of the airbag inflators is a function of time, temperature cycling and environmental moisture.

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

There are several putative class actions that have been filed against GM in federal courts in the U.S., in the Provincial Courts in Canada, Mexico and Israel arising out of allegations that airbag inflators manufactured by Takata are defective. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

Product Liability We recorded liabilities of $544 million and $531 million in Accrued liabilities and Other liabilities at December 31, 2019 and 2018, for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. Other than claims relating to the ignition switch recalls discussed above, we believe that any judgment against us involving our and General Motors Corporation products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2020 to 2024 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on vehicles sold to date were $2.6 billion and $2.4 billion for these guarantees at December 31, 2019 and 2018, the majority of which relates to the indemnification agreements.

We provide payment guarantees on commercial loans outstanding with third parties such as dealers. In some instances certain assets of the party or our payables to the party whose debt or performance we have guaranteed may offset, to some degree, the amount of any potential future payments. We are also exposed to residual value guarantees associated with certain sales to rental car companies.

We periodically enter into agreements that incorporate indemnification provisions in the normal course of business. It is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. Insignificant amounts have been recorded for such obligations as the majority of them are not probable or estimable at this time and the fair value of the guarantees at issuance was insignificant. Refer to Note 22 for additional information on our indemnification obligations to PSA Group under the Master Agreement (the Agreement).

Credit Cards Credit card programs offer rebates that can be applied primarily against the purchase or lease of our vehicles. At December 31, 2019 and 2018, our redemption liability was insignificant, our deferred revenue was $253 million and $247 million, and qualified cardholders had rebates available, net of deferred program revenue, of $1.4 billion. Our redemption liability and deferred revenue are recorded in Accrued liabilities and Other liabilities.

Operating Leases Our portfolio of leases primarily consists of real estate office space, manufacturing and warehousing facilities, land and equipment. Certain leases contain escalation clauses and renewal or purchase options, and generally our leases have no

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

residual value guarantees or material covenants. We exclude leases with a term of one year or less from our balance sheet, and do not separate non-lease components from our real estate leases.

Rent expense under operating leases was $354 million in the year ended December 31, 2019. Prior to adoption of ASU 2016-02, rent expense under operating leases was $300 million and $284 million in the years ended December 31, 2018 and 2017. Variable lease costs were insignificant in the year ended December 31, 2019. At December 31, 2019, operating lease right of use assets in Other assets were $1.1 billion, operating lease liabilities in Accrued liabilities were $239 million and non-current operating lease liabilities in Other liabilities were $1.0 billion. Operating lease right of use assets obtained in exchange for lease obligations were $497 million in the year ended December 31, 2019. Our undiscounted future lease obligations related to operating leases having initial terms in excess of one year are $269 million, $247 million, $179 million, $167 million, $130 million and $464 million for the years 2020, 2021, 2022, 2023, 2024 and thereafter, with imputed interest of $207 million as of December 31, 2019. The weighted average discount rate was 4.2% and the weighted-average remaining lease term was 7.2 years at December 31, 2019. Payments for operating leases included in Net cash provided by (used in) operating activities were $337 million in the year ended December 31, 2019. Lease agreements that have not yet commenced were insignificant at December 31, 2019.

Note 17. Income Taxes

	Years Ended December 31,
	2019	2018	2017
U.S. income	$3,826	$4,433	$8,399
Non-U.S. income	2,342	1,953	1,332
Income before income taxes and equity income	$6,168	$6,386	$9,731

	Years Ended December 31,
	2019	2018	2017
Current income tax expense (benefit)
U.S. federal	$42	$(104)	$18
U.S. state and local	102	113	83
Non-U.S.	758	577	552
Total current income tax expense	902	586	653
Deferred income tax expense (benefit)
U.S. federal	(145)	(578)	7,831
U.S. state and local	3	250	(187)
Non-U.S.	9	216	3,236
Total deferred income tax expense (benefit)	(133)	(112)	10,880
Total income tax expense	$769	$474	$11,533

Provisions are made for estimated U.S. and non-U.S. income taxes which may be incurred on the reversal of our basis differences in investments in foreign subsidiaries and corporate joint ventures not deemed to be indefinitely reinvested. Taxes have not been provided on basis differences in investments primarily as a result of earnings in foreign subsidiaries which are deemed indefinitely reinvested of $3.2 billion and $2.9 billion at December 31, 2019 and 2018. Additional basis differences related to investments in nonconsolidated China JVs exist of $4.1 billion at December 31, 2019 and 2018 as a result of fresh-start reporting. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2019	2018	2017
Income tax expense at U.S. federal statutory income tax rate	$1,295	$1,341	$3,406
State and local tax expense (benefit)	117	282	(76)
Non-U.S. income taxed at other than the U.S. federal statutory tax rate	166	90	(145)
U.S. tax impact on Non-U.S. income and activities	(197)	(822)	(941)
Change in valuation allowances	(233)	1,695	2,712
Change in tax laws	(122)	(134)	7,194
General business credits and manufacturing incentives	(420)	(695)	(428)
Capital loss expiration	—	107	—
Settlements of prior year tax matters	—	(188)	(256)
Realization of basis differences in affiliates	—	(59)	—
German statutory approval of net operating losses	—	(990)	—
Foreign currency remeasurement	74	19	23
Other adjustments	89	(172)	44
Total income tax expense	$769	$474	$11,533

Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2019 and 2018 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured based on tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2019	December 31, 2018
Deferred tax assets
Postretirement benefits other than pensions	$1,695	$1,584
Pension and other employee benefit plans	2,968	3,020
Warranties, dealer and customer allowances, claims and discounts	6,299	6,307
U.S. capitalized research expenditures	6,035	5,176
U.S. operating loss and tax credit carryforwards(a)	8,686	8,591
Non-U.S. operating loss and tax credit carryforwards(b)	6,731	6,393
Miscellaneous	1,965	2,034
Total deferred tax assets before valuation allowances	34,379	33,105
Less: valuation allowances	(8,135)	(7,976)
Total deferred tax assets	26,244	25,129
Deferred tax liabilities
Property, plant and equipment	1,565	1,098
Intangible assets	763	729
Total deferred tax liabilities	2,328	1,827
Net deferred tax assets	$23,916	$23,302

_________

(a)	At December 31, 2019 U.S. operating loss and tax credit carryforwards of $8.7 billion expire by 2039 if not utilized.

(b)	At December 31, 2019 Non-U.S. operating loss and tax credit carryforwards of $1.3 billion expire by 2039 if not utilized and the remaining balance of $5.4 billion may be carried forward indefinitely.

Valuation Allowances During the years ended December 31, 2019 and 2018, valuation allowances against deferred tax assets of $8.1 billion and $8.0 billion were comprised of cumulative losses, credits and other timing differences, primarily in Germany, Spain and South Korea.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have $3.3 billion of net operating loss carryforwards in Germany that, as a result of reorganizations that took place in 2008 and 2009 and then existing German Law, were not previously recorded as deferred tax assets. In 2018 a favorable European court decision was statutorily approved in Germany enabling use of those loss carryforwards, and deferred tax assets totaling $1.0 billion were established for the loss carryforwards. Offsetting valuation allowances were also established as the deferred tax assets are not more likely than not to be realized.

Uncertain Tax Positions The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of period	$1,341	$1,557	$1,182
Additions to current year tax positions	18	292	160
Additions to prior years' tax positions	13	264	448
Reductions to prior years' tax positions	(501)	(244)	(195)
Reductions in tax positions due to lapse of statutory limitations	(8)	(38)	(44)
Settlements	(93)	(450)	(11)
Other	5	(40)	17
Balance at end of period	$775	$1,341	$1,557

At December 31, 2019 and 2018 there were $539 million and $991 million of unrecognized tax benefits that if recognized would favorably affect our effective tax rate in the future. In the years ended December 31, 2019, 2018 and 2017 income tax related interest and penalties were insignificant. At December 31, 2019 and 2018 we had liabilities of $117 million and $116 million for income tax related interest and penalties.

At December 31, 2019 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

Other Matters Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2009 to 2019 with various significant tax jurisdictions. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle.

The U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act) was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of foreign subsidiaries. We recognized the tax effects of the Tax Act in the year ended December 31, 2017 and recorded $7.3 billion in tax expense. The tax expense primarily relates to the remeasurement of deferred tax assets to the 21% tax rate. We applied the guidance in SAB 118 when accounting for the enactment-date effects of the Tax Act in 2017 and 2018. During the year ended December 31, 2018 we reduced our year ended December 31, 2017 estimated tax expense of $7.3 billion to $7.1 billion, primarily related to the remeasurement of deferred tax assets to the 21% tax rate.

Note 18. Restructuring and Other Initiatives
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of period	$1,122	$227	$268
Additions, interest accretion and other	629	1,637	330
Payments	(1,101)	(600)	(315)
Revisions to estimates and effect of foreign currency	(86)	(142)	(56)
Balance at end of period	$564	$1,122	$227

In the year ended December 31, 2019, restructuring and other initiatives primarily included actions related to our announced transformation activities, which include unallocation of products to certain manufacturing facilities and other employee separation programs. We recorded charges of $1.8 billion, primarily in GMNA, in the year ended December 31, 2019 consisting of $1.3 billion primarily in non-cash accelerated depreciation and pension curtailment and other charges, not reflected in the table above, and $535 million primarily in supplier-related charges and employee-related separation charges, which are reflected in the table above. We recorded charges of $1.3 billion, primarily in GMNA, in the year ended December 31, 2018 consisting of $1.0 billion in employee separations and other charges, which are reflected in the table above, and $301 million primarily in non-cash accelerated depreciation, not reflected in the table above. These programs have a total cost since inception of $3.1 billion and were complete at December 31, 2019. We incurred $1.1 billion in cash outflows resulting from these restructuring actions, primarily for employee separation payments and supplier-related payments in the year ended December 31, 2019. We expect additional cash outflows related to these activities of approximately $400 million to be substantially complete by the end of 2020.

In the year ended December 31, 2018, restructuring and other initiatives in GMI primarily included the closure of a facility and other restructuring actions in Korea and employee separation programs. We recorded charges of $1.0 billion related to Korea, net of noncontrolling interests. These charges consisted of $537 million in non-cash asset impairments and other charges, not reflected in the table above, and $495 million in employee separation charges, which are reflected in the table above. We incurred $775 million in cash outflows resulting from these Korea restructuring actions, primarily for employee separations and statutory pension payments in the year ended December 31, 2018. These programs were substantially complete at December 31, 2018.

In the year ended December 31, 2017, restructuring and other initiatives primarily included restructuring actions announced in the three months ended June 30, 2017 in GMI. These actions primarily related to the withdrawal of Chevrolet from the Indian and South African markets at the end of 2017 and the transition of our South Africa manufacturing operations to Isuzu Motors. We continue to manufacture vehicles in India for sale to certain export markets. We recorded charges of $460 million in GMI primarily consisting of $297 million of asset impairments, sales incentives, inventory provisions and other charges, not reflected in the table above, and $163 million of dealer restructurings, employee separations and other contract cancellation costs, which are reflected in the table above. We completed these programs in GMI in 2017. Other GMI restructuring programs reflected in the table above include separation and other programs in Australia, Korea and India and the withdrawal of the Chevrolet brand from Europe. Collectively, these programs had a total cost of $892 million since inception in 2013 through the completion of the programs in the year ended December 31, 2017.

Note 19. Interest Income and Other Non-Operating Income

	Years Ended December 31,
	2019	2018	2017
Non-service pension and OPEB income	$797	$1,665	$1,316
Interest income	429	335	266
Licensing agreements income	165	296	74
Revaluation of investments	80	258	(56)
Other	(2)	42	45
Total interest income and other non-operating income, net	$1,469	$2,596	$1,645

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 20. Stockholders’ Equity and Noncontrolling Interests

Preferred and Common Stock We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. At December 31, 2019 and 2018 we had no shares of preferred stock and 1.4 billion shares of common stock issued and outstanding.

Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our dividends declared per common share were $1.52 and our total dividends paid on common stock were $2.2 billion, $2.1 billion and $2.2 billion for the years ended December 31, 2019, 2018 and 2017. Holders of common stock are entitled to one vote per share on all matters submitted to our stockholders for a vote. The liquidation rights of holders of our common stock are secondary to the payment or provision for payment of all our debts and liabilities and to holders of our preferred stock, if any such shares are then outstanding.

In the year ended December 31, 2019, we did not purchase shares of our outstanding common stock. In the years ended December 31, 2018 and 2017, we purchased three million and 120 million shares of our outstanding common stock for $100 million and $4.5 billion as part of the common stock repurchase program announced in March 2015, which our Board of Directors increased and extended in January 2016 and January 2017.

Warrants At December 31, 2018 we had 15 million warrants outstanding that we issued in July 2009. The warrants have expired but were exercisable at any time prior to July 10, 2019 at an exercise price of $18.33 per share.

GM Financial Preferred Stock In September 2018 GM Financial issued $500 million of Fixed-to-Floating Rate Cumulative Perpetual Preferred Stock, Series B, $0.01 par value, with a liquidation preference of $1,000 per share. The preferred stock is classified as noncontrolling interests in our consolidated financial statements. Dividends are paid semi-annually when declared, which started March 30, 2019 at a fixed rate of 6.50%.

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

Cruise Preferred Shares In 2019 Cruise Holdings entered into a Purchase Agreement with The Vision Fund, General Motors Holdings LLC, Honda and certain other investors pursuant to which Cruise Holdings received $1.2 billion, including $687 million from General Motors Holdings LLC, in exchange for issuing Cruise Class F Preferred Shares, representing approximately 6.6% of the fully diluted equity in Cruise Holdings. All proceeds related to the Cruise Class F Preferred Shares are designated exclusively for working capital and general corporate purposes of Cruise. The Cruise Class F Preferred Shares participate pari passu with holders of Cruise Holdings common stock in any dividends declared. The Cruise Class F Preferred Shares have the right to vote on the election of one director, who is elected by the vote of a majority of the Cruise Holdings common stock and the Cruise Class F Preferred Shares. Prior to an initial public offering, the holders of Cruise Class F Preferred Shares are restricted from transferring the Cruise Class F Preferred Shares until May 7, 2023. The Cruise Class F Preferred Shares only convert into common stock of Cruise Holdings, at specified exchange ratios, upon occurrence of an initial public offering. No covenants or other events of default that can trigger redemption of the Class F Preferred Shares exist. The Cruise Class F Preferred Shares are entitled to receive the greater of their carrying value or a pro-rata share of any proceeds or distributions upon the occurrence of a merger, sale, liquidation, or dissolution of Cruise Holdings. The Cruise Class F Preferred Shares are classified as noncontrolling interests in our consolidated financial statements. At December 31, 2019, external investors held 17.3% of the fully diluted equity in Cruise Holdings.

In June 2018, Cruise Holdings issued $900 million of convertible preferred shares (Cruise Preferred Shares) to an affiliate of The Vision Fund which subsequently assigned such shares to The Vision Fund. Immediately prior to the issuance of the Cruise Preferred Shares, we invested $1.1 billion in Cruise Holdings. When Cruise's autonomous vehicles are ready for commercial deployment, The Vision Fund is obligated to purchase additional Cruise Preferred Shares for $1.35 billion. All proceeds are designated exclusively for working capital and general corporate purposes of Cruise. Dividends are cumulative and accrue at an annual rate of 7.0% and are payable quarterly in cash or in-kind, at Cruise's discretion. The Cruise Preferred Shares are also entitled to participate in Cruise dividends above a defined threshold. Prior to an initial public offering, The Vision Fund is restricted from transferring the Cruise Preferred Shares until June 28, 2025. The Cruise Preferred Shares are classified as noncontrolling interests in our consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cruise Common Shares In October 2018, Cruise Holdings entered into a Purchase Agreement with Honda, pursuant to which Honda invested $750 million in Cruise Holdings in exchange for Class E Common Shares, representing 5.7% of the fully diluted equity of Cruise Holdings at closing. In addition, Honda agreed to contribute approximately $2.0 billion primarily in the form of a long-term annual fee to Cruise Holdings for certain rights to use Cruise Holdings' trade names and trademarks and the exclusive right to partner with Cruise Holdings to develop, deploy, and maintain a foreign market. The remaining contribution or funding will come in the form of shared development costs for a shared autonomous vehicle that Honda, General Motors Holdings LLC and Cruise Holdings will jointly develop for deployment onto Cruise's autonomous vehicle network. All proceeds are designated exclusively for working capital and general corporate purposes of Cruise. At the later of October 3, 2025 or the termination of the commercial agreements between Cruise Holdings and Honda, Cruise Holdings can call all, but not less than all of the Class E Common Shares at an amount equal to the then fair value of Cruise Holdings. The Class E Common Shares are classified as noncontrolling interests in our consolidated financial statements.

GM Korea Preferred Shares In the year ended December 31, 2018, the Korea Development Bank (KDB) purchased $720 million of GM Korea's Class B Preferred Shares (GM Korea Preferred Shares). Dividends on the GM Korea Preferred Shares are cumulative and accrue at an annual rate of 1.0%. GM Korea can call the preferred shares at their original issue price six years from the date of issuance and once called, the preferred shares can be converted into common shares of GM Korea at the option of the holder. The GM Korea Preferred Shares are classified as noncontrolling interests in our consolidated financial statements. The KDB investment proceeds can only be used for purposes of funding capital expenditures in GM Korea. In conjunction with the GM Korea Preferred Share issuance we agreed to provide GM Korea future funding, if needed, not to exceed $2.8 billion through December 31, 2027, inclusive of $2.0 billion of planned capital expenditures through 2027.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Years Ended December 31,
	2019	2018	2017
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,250)	$(1,606)	$(2,355)
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment, net of tax and impact of adoption of accounting standards(a)(b)	(56)	(664)	560
Reclassification adjustment, net of tax(a)	28	20	189
Other comprehensive income (loss), net of tax(a)	(28)	(644)	749
Balance at end of period	$(2,278)	$(2,250)	$(1,606)
Defined Benefit Plans
Balance at beginning of period	$(6,737)	$(6,398)	$(6,968)
Other comprehensive loss and noncontrolling interests before reclassification adjustment, net of impact of adoption of accounting standards(b)	(2,769)	(580)	(798)
Tax benefit	463	100	98
Other comprehensive loss and noncontrolling interests before reclassification adjustment, net of tax and impact of adoption of accounting standards(b)	(2,306)	(480)	(700)
Reclassification adjustment, net of tax(a)(c)	184	141	1,270
Other comprehensive income (loss), net of tax	(2,122)	(339)	570
Balance at end of period(d)	$(8,859)	$(6,737)	$(6,398)

__________

(a)	The income tax effect was insignificant in the years ended December 31, 2019, 2018 and 2017.

(b)	The noncontrolling interests are insignificant in the years ended December 31, 2019, 2018 and 2017.

(c)
$1.2 billion is included in the loss on sale of the Opel/Vauxhall Business in the year ended December 31, 2017. An insignificant amount is included in the computation of periodic pension and OPEB (income) expense in the year ended December 31, 2017.

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

	Years Ended December 31,
	2019	2018	2017
Basic earnings per share
Income from continuing operations(a)	$6,732	$8,084	$348
Less: cumulative dividends on subsidiary preferred stock	(151)	(98)	(16)
Income from continuing operations attributable to common stockholders	6,581	7,986	332
Loss from discontinued operations, net of tax	—	70	4,212
Net income (loss) attributable to common stockholders	$6,581	$7,916	$(3,880)

Weighted-average common shares outstanding	1,424	1,411	1,465

Basic earnings per common share – continuing operations	$4.62	$5.66	$0.23
Basic loss per common share – discontinued operations	$—	$0.05	$2.88
Basic earnings (loss) per common share	$4.62	$5.61	$(2.65)
Diluted earnings per share
Income from continuing operations attributable to common stockholders – diluted(a)	$6,581	$7,986	$332
Loss from discontinued operations, net of tax – diluted	$—	$70	$4,212
Net income (loss) attributable to common stockholders – diluted	$6,581	$7,916	$(3,880)

Weighted-average common shares outstanding – basic	1,424	1,411	1,465
Dilutive effect of warrants and awards under stock incentive plans	15	20	27
Weighted-average common shares outstanding – diluted	1,439	1,431	1,492

Diluted earnings per common share – continuing operations	$4.57	$5.58	$0.22
Diluted loss per common share – discontinued operations	$—	$0.05	$2.82
Diluted earnings (loss) per common share	$4.57	$5.53	$(2.60)

Potentially dilutive securities(b)	7	9	—
__________

(a)	Net of Net loss attributable to noncontrolling interests.

(b)	Potentially dilutive securities attributable to outstanding stock options were excluded from the computation of diluted EPS because the securities would have had an antidilutive effect.

Note 22. Discontinued Operations
On July 31, 2017, we closed the sale of our Opel/Vauxhall Business to PSA Group. On October 31, 2017, we closed the sale of the Fincos to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A.

The net consideration paid at closing for the European Business was $2.5 billion, inclusive of $808 million in warrants in PSA Group. The total charge from the sale of the European Business during the year ended December 31, 2017 was $6.2 billion, net of tax, of which $3.9 billion was recorded in Loss from discontinued operations, net of tax, and $2.3 billion was recorded in Income tax expense. PSA Group assumed approximately $3.1 billion of net underfunded pension liabilities primarily with respect to active employees of the Opel/Vauxhall Business, and during the year ended December 31, 2017 our wholly-owned subsidiary (the Seller) made payments to PSA Group, or one or more pension funding vehicles, of $3.4 billion in respect of these assumed liabilities.

The Seller agreed to indemnify PSA Group for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Agreement and for certain other liabilities including certain emissions and product liabilities. The Company entered into a guarantee for the benefit of PSA Group and pursuant to which the Company agreed to

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

guarantee the Seller's obligation to indemnify PSA Group. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments.

Although the sale reduced our new vehicle presence in Europe, we may still be impacted by actions taken by regulators related to vehicles sold before the sale. In Germany, the Kraftfahrt-Bundesamt (KBA) issued an order in November 2019, which converted a voluntary recall initiated by Opel in 2017 and 2018 into a mandatory recall for allegedly failing to comply with certain emissions regulations. However, because the overwhelming majority of vehicles have already received KBA-approved software calibration updates pursuant to the voluntary recall, the number of vehicles subject to the mandatory recall is insignificant. The Seller may also be obligated to indemnify PSA Group or otherwise absorb costs and expenses resulting from the foregoing as well as certain related potential litigation costs, settlements, judgments and potential fines. In addition, at the KBA's request, the German authorities re-opened a separate criminal investigation related to this matter that had previously been closed with no action. We are unable to estimate any reasonably possible loss or range of loss that may result from this matter.

We continue to purchase from and supply to PSA Group certain vehicles, parts and engineering services for a period of time following closing. The following table summarizes transactions with the Opel/Vauxhall Business:

	Years Ended December 31,
	2019	2018	2017
Net sales and revenue(a)	$1,129	$1,939	$853
Purchases and expenses(a)	$825	$1,422	$218
Cash payments(b)	$975	$1,849	$242
Cash receipts(b)	$1,408	$2,310	$1,161
__________

(a)	Included in Income from continuing operations.

(b)	Included in Net cash provided by operating activities – continuing operations.

The following table summarizes the results of the European Business operations:

	Years Ended December 31,
	2019	2018	2017
Automotive net sales and revenue	$—	$—	$11,257
GM Financial net sales and revenue	—	—	466
Total net sales and revenue	—	—	11,723
Automotive and other cost of sales	—	—	11,049
GM Financial interest, operating and other expenses	—	—	342
Automotive and other selling, general, and administrative expense	—	—	813
Other expense items	—	—	(72)
Loss from discontinued operations before taxes	—	—	553
Loss on sale of discontinued operations before taxes(a)(b)	—	70	2,176
Total loss from discontinued operations before taxes	—	70	2,729
Income tax expense(b)(c)	—	—	1,483
Loss from discontinued operations, net of tax	$—	$70	$4,212
__________

(a)	Includes contract cancellation charges associated with the disposal for the year ended December 31, 2017.

(b)	Total loss on sale of discontinued operations, net of tax was $3.9 billion for the year ended December 31, 2017.

(c)	Includes $2.0 billion of deferred tax assets that transferred to PSA Group in the year ended December 31, 2017.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In connection with our acquisition of Cruise Automation, Inc. in May 2016, RSAs and PSUs in common shares of GM were granted to employees of Cruise Holdings. The RSAs vest ratably, generally over a three-year service period. The PSUs are contingent upon achievement of specific technology and commercialization milestones.

	Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
Units outstanding at January 1, 2019	48.1	$19.81	1.3
Granted	8.9	$27.89
Settled	(11.6)	$28.78
Forfeited or expired	(3.9)	$30.87
Units outstanding at December 31, 2019(a)	41.5	$19.17	0.9

__________

(a)	Includes the target amount of PSUs.

Our weighted-average assumptions used to value our stock options are a dividend yield of 3.90%, 3.69% and 4.43%, expected volatility of 28.0%, 28.0% and 25.0%, a risk-free interest rate of 2.62%, 2.73% and 1.97%, and an expected option life of 6.00, 5.98 and 5.84 years for options issued during the years ended December 31, 2019, 2018 and 2017.

Total compensation expense related to the above awards was $456 million, $316 million and $585 million in the years ended December 31, 2019, 2018 and 2017.

At December 31, 2019, the total unrecognized compensation expense for nonvested equity awards granted was $182 million. This expense is expected to be recorded over a weighted-average period of 1.1 years. The total fair value of stock incentive awards vested was $287 million, $317 million and $421 million in the years ended December 31, 2019, 2018 and 2017.

Cruise Stock Incentive Awards In addition to the awards noted above, stock options and RSUs were granted to Cruise employees in common shares of Cruise Holdings in the years ended December 31, 2019 and 2018. These awards were granted under the 2018 Employee Incentive Plan approved by Cruise Holdings' Board of Directors in August 2018. Shares awarded under the plan are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plan. There were no awards granted in Cruise common shares for the year ended December 31, 2017. Stock options vest ratably over four to 10 years, as defined in the terms of each award. Stock options expire 10 years from the grant date. RSU awards granted vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for the majority of these awards is satisfied over four years. The liquidity condition is satisfied upon the earlier of the date of a change in control transaction or the consummation of an initial public offering.

Total compensation expense related to Cruise Holdings’ share-based awards was insignificant for the years ended December 31, 2019 and 2018. No share-based compensation expense had been recognized for the RSUs because the liquidity condition described above was not met at December 31, 2019 and 2018. Total unrecognized compensation expense for Cruise Holdings’ nonvested equity awards granted was $680 million at December 31, 2019, which was primarily comprised of the RSUs for which the liquidity condition had not been met. Total units outstanding were 70.1 million at December 31, 2019. The expense related to stock options is expected to be recorded over a weighted-average period of 7.9 years. The timing of the expense related to RSUs will depend upon the date of the satisfaction of the liquidity condition.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 24. Supplementary Quarterly Financial Information (Unaudited)

The following tables summarize supplementary quarterly financial information:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2019
Total net sales and revenue	$34,878	$36,060	$35,473	$30,826
Automotive and other gross margin(a)	$3,032	$4,098	$3,643	$1,273
Income (loss) from continuing operations	$2,145	$2,403	$2,311	$(192)
Net income (loss) attributable to stockholders	$2,157	$2,418	$2,351	$(194)
Basic earnings (loss) per common share – continuing operations	$1.50	$1.68	$1.62	$(0.16)
Diluted earnings (loss) per common share – continuing operations	$1.48	$1.66	$1.60	$(0.16)
__________

(a)	Includes our Cruise segment.

In the three months ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019 we recorded pre-tax charges of $790 million, $361 million, $390 million and $267 million related to transformation activities including accelerated depreciation, supplier-related charges and other charges. In the three months ended March 31, 2019, June 30, 2019 and September 30, 2019, we recorded pre-tax benefits of $857 million, $380 million and $123 million related to the retrospective recoveries of indirect taxes in Brazil. In the three months ended September 30, 2019 and December 31, 2019, we estimate that the lost vehicle production volumes and parts sales due to the UAW strike had an unfavorable pre-tax impact on our Income from continuing operations. In the three months ended December 31, 2019 we recorded a pre-tax charge of $164 million related to the divestiture in our joint venture FAW-GM.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2018
Total net sales and revenue	$36,099	$36,760	$35,791	$38,399
Automotive and other gross margin(a)	$2,507	$3,204	$3,743	$2,935
Income from continuing operations	$1,110	$2,366	$2,530	$2,069
Loss from discontinued operations, net of tax	$70	$—	$—	$—
Net income attributable to stockholders	$1,046	$2,390	$2,534	$2,044
Basic earnings per common share – continuing operations	$0.78	$1.68	$1.77	$1.42
Basic loss per common share – discontinued operations	$0.05	$—	$—	$—
Diluted earnings per common share – continuing operations	$0.77	$1.66	$1.75	$1.40
Diluted loss per common share – discontinued operations	$0.05	$—	$—	$—

__________

(a)	Includes our Cruise segment.

In the three months ended March 31, 2018 and June 30, 2018, we collectively recorded pre-tax charges of $1.1 billion related to the closure of a facility and other restructuring actions in Korea. In the three months ended September 30, 2018 we recorded pre-tax charges of $440 million for ignition switch related legal matters. In the three months ended December 31, 2018 we recorded pre-tax charges of $1.3 billion related to transformation activities including employee separation, accelerated depreciation and other charges; and a non-recurring tax benefit of $1.0 billion related to foreign earnings.

Note 25. Segment Reporting
We analyze the results of our business through the following reportable segments: GMNA, GMI, Cruise and GM Financial. As discussed in Note 1, the European Business is presented as discontinued operations and is excluded from our segment results for all periods presented. The European Business was previously reported as our GM Europe segment and part of GM Financial. The chief operating decision maker evaluates the operating results and performance of our automotive segments and Cruise through EBIT-adjusted, which is presented net of noncontrolling interests. The chief operating decision maker evaluates GM Financial through EBT-adjusted because interest income and interest expense are part of operating results when assessing and measuring

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategic initiatives. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles attract customers to dealer showrooms and help maintain sales volumes for other, more profitable vehicles and contribute towards meeting required fuel efficiency standards. As a result of these and other factors, we do not manage our business on an individual brand or vehicle basis.

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

GMNA meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. GMI primarily meets the demands of customers outside North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet, GMC, and Holden brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily China, with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet and Wuling brands. Cruise, formerly GM Cruise, is our global segment responsible for the development and commercialization of autonomous vehicle technology, and includes autonomous vehicle-related engineering and other costs.

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

The following tables summarize key financial information by segment:

	At and For the Year Ended December 31, 2019
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$106,366	$16,111	$220		$122,697	$100	$14,554	$(114)	$137,237
Earnings (loss) before interest and taxes-adjusted	$8,204	$(202)	$(691)		$7,311	$(1,004)	$2,104	$(18)	$8,393
Adjustments(a)	$(1,618)	$1,081	$(2)		$(539)	$—	$—	$—	(539)
Automotive interest income									429
Automotive interest expense									(782)
Net (loss) attributable to noncontrolling interests									(65)
Income before income taxes									7,436
Income tax expense									(769)
Income from continuing operations									6,667
Loss from discontinued operations, net of tax									—
Net loss attributable to noncontrolling interests									65
Net income attributable to stockholders									$6,732
Equity in net assets of nonconsolidated affiliates	$84	$7,023	$—	$—	$7,107	$—	$1,455	$—	$8,562
Goodwill and intangibles	$2,459	$888	$1	$—	$3,348	$634	$1,355	$—	$5,337
Total assets	$109,290	$24,969	$32,365	$(50,244)	$116,380	$4,230	$108,881	$(1,454)	$228,037
Expenditures for property	$6,305	$1,096	$84	$—	$7,485	$60	$47	$—	$7,592
Depreciation and amortization	$6,112	$533	$46	$(2)	$6,689	$21	$7,350	$—	$14,060
Impairment charges	$15	$7	$—	$—	$22	$36	$—	$—	$58
Equity income	$8	$1,123	$(29)	$—	$1,102	$—	$166	$—	$1,268
__________

(a)
Consists of restructuring and other charges related to transformation activities of $1.6 billion in GMNA and $115 million in GMI; a benefit of $1.4 billion related to the retrospective recoveries of indirect taxes in Brazil; partially offset by losses of $164 million related to the FAW-GM divestiture in GMI.

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
__________

(a)
Consists of restructuring and other charges related to transformation activities of $1.2 billion in GMNA; charges of $1.2 billion related to restructuring actions in Korea and other countries in GMI; and of $440 million for ignition switch-related legal matters and other insignificant charges in Corporate.

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
__________

(a)
Consists of charges of $460 million related to restructuring actions in India and South Africa in GMI; charges of $80 million associated with the deconsolidation of Venezuela in GMI and charges of $114 million for ignition switch-related legal matters in Corporate.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Automotive revenue is attributed to geographic areas based on the country of sale. GM Financial revenue is attributed to the geographic area where the financing is originated. The following table summarizes information concerning principal geographic areas:

	At and For the Years Ended December 31,
	2019		2018		2017
	Net Sales and Revenue	Long-Lived Assets	Net Sales and Revenue	Long-Lived Assets	Net Sales and Revenue	Long-Lived Assets
Automotive
U.S.	$97,887	$25,401	$104,413	$25,625	$100,674	$24,473
Non-U.S.	24,810	13,190	28,632	13,263	32,775	12,715
GM Financial
U.S.	12,727	39,509	12,169	41,334	10,489	40,674
Non-U.S.	1,813	2,772	1,835	2,476	1,650	2,467
Total consolidated	$137,237	$80,872	$147,049	$82,698	$145,588	$80,329

No individual country other than the U.S. represented more than 10% of our total net sales and revenue or long-lived assets.

Note 26. Supplemental Information for the Consolidated Statements of Cash Flows
The following table summarizes the sources (uses) of cash provided by Change in other operating assets and liabilities and Cash paid for income taxes and interest:

Change in other operating assets and liabilities	Years Ended December 31,
	2019	2018	2017
Accounts receivable	$(563)	$492	$1,402
Wholesale receivables funded by GM Financial, net	663	(2,606)	(2,099)
Inventories	(761)	399	440
Automotive equipment on operating leases	274	748	(263)
Change in other assets	(1,550)	(529)	108
Accounts payable	(492)	(537)	(362)
Income taxes payable	213	(75)	(3)
Accrued and other liabilities	(1,573)	732	(2,238)
Total	$(3,789)	$(1,376)	$(3,015)

Cash paid for income taxes and interest
Cash paid for income taxes, net	$689	$660	$656
Cash paid for interest (net of amounts capitalized) – Automotive	$739	$656	$501
Cash paid for interest (net of amounts capitalized) – GM Financial	3,475	2,941	2,571
Total cash paid for interest (net of amounts capitalized)	$4,214	$3,597	$3,072

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2019. Based on this evaluation required by paragraph (b) of Rules 13a-15 or 15d-15, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2019, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2019. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2019.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In 2019, we initiated actions to enhance our close, consolidation, planning and reporting processes through the implementation of a suite of new systems and system architectures. On January 1, 2019, we updated our forecast and planning processes, inclusive of our year-over-year operating result changes discussed in the MD&A. On May 1 2019, we updated our close, consolidation, and financial reporting systems, processes and related internal controls. For additional information refer to Item 1A. Risk Factors.

/s/ MARY T. BARRA	/s/ DHIVYA SURYADEVARA
Mary T. Barra Chairman and Chief Executive Officer	Dhivya Suryadevara Executive Vice President and Chief Financial Officer
February 5, 2020	February 5, 2020

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 9B. Other Information
None

*  *  *  *  *  *  *

PART III

Items 10, 11, 12, 13 and 14

Information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2019 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except disclosure of our executive officers, which is included in Item 1 of this report.

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
2.1
Master Agreement, dated as of March 5, 2017, between General Motors Holdings, LLC and Peugeot S.A., incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of General Motors Company filed April 28, 2017
Incorporated by Reference
2.2
Purchase Agreement by and among General Motors Holdings LLC, GM Cruise Holdings LLC, and Softbank Vision Fund (AIV M1), L.P. dated May 31, 2018, incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of General Motors Company filed July 25, 2018
Incorporated by Reference
2.3
Purchase Agreement by and between GM Cruise Holdings LLC and Honda Motor Co., LTD., dated October 3, 2018, incorporated herein by reference to Exhibit 2.3 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2019
Incorporated by Reference
3.1
Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference
3.2
General Motors Company Amended and Restated Bylaws, as amended August 14, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed August 20, 2018
Incorporated by Reference
4.1	Description of Securities	Filed Herewith
4.2
Indenture dated as of September 27, 2013, between General Motors Company and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of General Motors Company filed April 30, 2014
Incorporated by Reference
4.3
First Supplemental Indenture dated as of September 27, 2013 to the Indenture dated as of September 27, 2013 between General Motors Company and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of General Motors Company filed May 22, 2014

Incorporated by Reference
4.4
Second Supplemental Indenture dated as of November 12, 2014 to the Indenture dated as of September 27, 2013 between General Motors Company and the Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K of General Motors Company filed November 12, 2014
Incorporated by Reference
4.5
Third Supplemental Indenture, dated as of February 23, 2016, to the Indenture, dated as of September 27, 2013, between General Motors Company, as issuer, and The Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Company filed February 23, 2016

Incorporated by Reference
4.6
Fourth Supplemental Indenture, dated as of August 7, 2017, to the Indenture, dated as of September 27, 2013, between General Motors Company, as issuer, and The Bank of New York Mellon, as Trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Company filed August 8, 2017

Incorporated by Reference
4.7
Fifth Supplemental Indenture, dated as of September 10, 2018, to the Indenture, dated as of September 27, 2013, between General Motors Company, as issuer, and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of General Motors Company filed September 10, 2018
Incorporated by Reference
4.8
Calculation Agency Agreement, dated as of August 7, 2017 between General Motors Company and the Bank of New York Mellon, as calculation agent, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of General Motors Company filed August 8, 2017
Incorporated by Reference
4.9
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
10.6*
Amendment No. 1 to General Motors Company Executive Retirement Plan, with modifications through October 10, 2012, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed February 3, 2016

Incorporated by Reference
10.7*	General Motors Company 2014 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed June 12, 2014	Incorporated by Reference
10.8*
Form of Non-Qualified Stock Option Agreement under the 2014 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed July 30, 2015
Incorporated by Reference
10.9*
Form of General Motors Company Performance Share Unit Award Agreement under the 2014 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed April 28, 2017

Incorporated by Reference
10.10*	General Motors Company 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of General Motors Company filed May 13, 2016	Incorporated by Reference
10.11*
General Motors Company Vehicle Operations - Senior Management Vehicle Program (SMVP) Supplement, revised December 15, 2005, incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of Motors Liquidation Company filed March 28, 2006
Incorporated by Reference
10.12*	Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of General Motors Company filed April 21, 2016	Incorporated by Reference
10.13*	General Motors Company 2017 Short-Term Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2018	Incorporated by Reference
10.14*	General Motors Company 2017 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of General Motors Company filed June 16, 2017	Incorporated by Reference
10.15*
Form of Performance Share Unit Award Agreement under the General Motors Company 2017 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed April 26, 2018
Incorporated by Reference
10.16*
Form of Non-Qualified Stock Option Award Agreement under the General Motors Company 2017 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Motors Company filed April 26, 2018
Incorporated by Reference
10.17*	Amended and Restated General Motors LLC U.S. Executive Severance Program, incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2019	Incorporated by Reference
10.18*	Form of Time Sharing Agreement, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Motors Company filed October 29, 2019	Incorporated by Reference
10.19*	The General Motors Company Deferred Compensation Plan for Non-Employee Directors	Filed Herewith
10.20†
Amended and Restated Master Agreement, dated as of December 19, 2012, between General Motors Holdings LLC and Peugeot S.A., incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2014
Incorporated by Reference
10.21
Amendment, dated May 2, 2017 to the Master Agreement between General Motors Holdings, LLC and Peugeot S.A., incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Motors Company filed July 25, 2017
Incorporated by Reference
10.22
Amendment Number 2, dated July 30, 2017, to the Master Agreement between General Motors Holdings, LLC and Peugeot S.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed October 24, 2017

Incorporated by Reference
10.23
Amendment Number 3, dated October 30, 2017, to the Master Agreement between General Motors Holdings, LLC and Peugeot S.A., incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2018
Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.24†
Third Amended and Restated 3-Year Revolving Credit Agreement, dated as of April 18, 2018, among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed April 20, 2018
Incorporated by Reference
10.25†
Third Amended and Restated 5-Year Revolving Credit Agreement, dated as of April 18, 2018, among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed April 20, 2018
Incorporated by Reference
10.26†
3-Year Revolving Credit Agreement among General Motors Company, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed January 14, 2019
Incorporated by Reference
10.27†
Amended and Restated 364-Day Revolving Credit Agreement, dated as of April 16, 2019, among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre Limited, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed April 16, 2019
Incorporated by Reference
10.28	Fifth Amended and Restated Limited Liability Company Agreement of GM Cruise Holdings LLC, dated December 18, 2019	Filed Herewith
21	Subsidiaries and Joint Ventures of the Registrant as of December 31, 2019	Filed Herewith
23.1	Consent of Ernst & Young LLP	Filed Herewith
23.2	Consent of Deloitte & Touche LLP	Filed Herewith
24	Power of Attorney for Directors of General Motors Company	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Income Statements, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) Notes to the Consolidated Financial Statements
Filed Herewith
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
_________

†	Certain confidential portions have been omitted pursuant to a granted request for confidential treatment, which has been separately filed with the SEC.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.

* * * * * * *
Item 16. Form 10-K Summary

None
*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ MARY T. BARRA
Mary T. Barra Chairman and Chief Executive Officer
Date:	February 5, 2020

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 5th day of February 2020 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ MARY T. BARRA	Chairman and Chief Executive Officer
Mary T. Barra

/s/ DHIVYA SURYADEVARA	Executive Vice President and Chief Financial Officer
Dhivya Suryadevara

/s/ CHRISTOPHER T. HATTO	Vice President, Global Business Solutions and Chief
Christopher T. Hatto	Accounting Officer

/s/ THEODORE M. SOLSO*	Lead Director
Theodore M. Solso

/s/ WESLEY G. BUSH*	Director
Wesley G. Bush

/s/ LINDA R. GOODEN*	Director
Linda R. Gooden

/s/ JOSEPH JIMENEZ*	Director
Joseph Jimenez

/s/ JANE L. MENDILLO*	Director
Jane L. Mendillo

/s/ JUDITH A. MISCIK*	Director
Judith A. Miscik

/s/ PATRICIA F. RUSSO*	Director
Patricia F. Russo

/s/ THOMAS M. SCHOEWE*	Director
Thomas M. Schoewe

/s/ CAROL M. STEPHENSON*	Director
Carol M. Stephenson

/s/ DEVIN N. WENIG*	Director
Devin N. Wenig

*By:	/s/ RICK HANSEN
Rick Hansen
Attorney-in-Fact