Form 10-Q
period 2020-03-31
General Motors Co
filed 2020-05-06
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 20, 2020 there were 1,431,076,476 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net sales and revenue
Automotive	$29,150	$31,261
GM Financial	3,559	3,617
Total net sales and revenue (Note 3)	32,709	34,878
Costs and expenses
Automotive and other cost of sales	26,726	28,229
GM Financial interest, operating and other expenses	3,356	3,306
Automotive and other selling, general and administrative expense	1,970	2,099
Total costs and expenses	32,052	33,634
Operating income	657	1,244
Automotive interest expense	193	181
Interest income and other non-operating income, net	311	805
Equity income (loss) (Note 8)	(132)	414
Income before income taxes	643	2,282
Income tax expense (Note 16)	357	137
Net income	286	2,145
Net loss attributable to noncontrolling interests	8	12
Net income attributable to stockholders	$294	$2,157

Net income attributable to common stockholders	$247	$2,119

Earnings per share (Note 19)
Basic earnings per common share	$0.17	$1.50
Weighted-average common shares outstanding – basic	1,433	1,417

Diluted earnings per common share	$0.17	$1.48
Weighted-average common shares outstanding – diluted	1,440	1,436

Dividends declared per common share	$0.38	$0.38

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income	$286	$2,145
Other comprehensive income (loss), net of tax (Note 18)
Foreign currency translation adjustments and other	(973)	149
Defined benefit plans	317	36
Other comprehensive income (loss), net of tax	(656)	185
Comprehensive income (loss)	(370)	2,330
Comprehensive loss attributable to noncontrolling interests	20	17
Comprehensive income (loss) attributable to stockholders	$(350)	$2,347

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$38,506	$19,069
Marketable debt securities (Note 4)	7,620	4,174
Accounts and notes receivable, net	7,536	6,797
GM Financial receivables, net (Note 5; Note 10 at VIEs)	26,320	26,601
Inventories (Note 6)	10,799	10,398
Other current assets (Note 4; Note 10 at VIEs)	6,918	7,953
Total current assets	97,699	74,992
Non-current Assets
GM Financial receivables, net (Note 5; Note 10 at VIEs)	25,948	26,355
Equity in net assets of nonconsolidated affiliates (Note 8)	7,521	8,562
Property, net	37,969	38,750
Goodwill and intangible assets, net	5,225	5,337
Equipment on operating leases, net (Note 7; Note 10 at VIEs)	41,296	42,055
Deferred income taxes	24,441	24,640
Other assets (Note 4; Note 10 at VIEs)	6,525	7,346
Total non-current assets	148,925	153,045
Total Assets	$246,624	$228,037

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$20,031	$21,018
Short-term debt and current portion of long-term debt (Note 11)
Automotive	1,730	1,897
GM Financial (Note 10 at VIEs)	43,331	35,503
Accrued liabilities	26,200	26,487
Total current liabilities	91,292	84,905
Non-current Liabilities
Long-term debt (Note 11)
Automotive	28,581	12,489
GM Financial (Note 10 at VIEs)	52,858	53,435
Postretirement benefits other than pensions (Note 14)	5,766	5,935
Pensions (Note 14)	11,505	12,170
Other liabilities	12,305	13,146
Total non-current liabilities	111,015	97,175
Total Liabilities	202,307	182,080
Commitments and contingencies (Note 15)
Equity (Note 18)
Common stock, $0.01 par value	14	14
Additional paid-in capital	26,014	26,074
Retained earnings	25,885	26,860
Accumulated other comprehensive loss	(11,800)	(11,156)
Total stockholders’ equity	40,113	41,792
Noncontrolling interests	4,204	4,165
Total Equity	44,317	45,957
Total Liabilities and Equity	$246,624	$228,037

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities
Net income	$286	$2,145
Depreciation and impairment of Equipment on operating leases, net	1,806	1,897
Depreciation, amortization and impairment charges on Property, net	1,502	2,219
Foreign currency remeasurement and transaction (gains) losses	(116)	80
Undistributed earnings of nonconsolidated affiliates, net	132	(413)
Pension contributions and OPEB payments	(213)	(291)
Pension and OPEB income, net	(263)	(149)
Provision (benefit) for deferred taxes	188	(253)
Change in other operating assets and liabilities	(1,761)	(5,316)
Net cash provided by (used in) operating activities	1,561	(81)
Cash flows from investing activities
Expenditures for property	(1,224)	(2,014)
Available-for-sale marketable securities, acquisitions	(4,091)	(677)
Available-for-sale marketable securities, liquidations	1,113	678
Purchases of finance receivables, net	(6,374)	(7,215)
Principal collections and recoveries on finance receivables	4,739	6,207
Purchases of leased vehicles, net	(3,733)	(3,747)
Proceeds from termination of leased vehicles	3,088	3,059
Other investing activities	(88)	(2)
Net cash used in investing activities	(6,570)	(3,711)
Cash flows from financing activities
Net increase in short-term debt	13	959
Proceeds from issuance of debt (original maturities greater than three months)	35,863	11,757
Payments on debt (original maturities greater than three months)	(11,339)	(10,777)
Dividends paid	(590)	(626)
Other financing activities	(267)	(236)
Net cash provided by financing activities	23,680	1,077
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(448)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	18,223	(2,715)
Cash, cash equivalents and restricted cash at beginning of period	22,943	23,496
Cash, cash equivalents and restricted cash at end of period	$41,166	$20,781

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$1,262	$1,785

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2019	$14	$25,563	$22,322	$(9,039)	$3,917	$42,777
Net income	—	—	2,157	—	(12)	2,145
Other comprehensive income	—	—	—	190	(5)	185
Stock based compensation	—	95	(6)	—	—	89
Cash dividends paid on common stock	—	—	(539)	—	—	(539)
Dividends to noncontrolling interests	—	—	—	—	(18)	(18)
Other	—	3	5	—	(9)	(1)
Balance at March 31, 2019	$14	$25,661	$23,939	$(8,849)	$3,873	$44,638

Balance at January 1, 2020	$14	$26,074	$26,860	$(11,156)	$4,165	$45,957
Adoption of accounting standards (Note 1)	—	—	(660)	—	—	(660)
Net income	—	—	294	—	(8)	286
Other comprehensive loss	—	—	—	(644)	(12)	(656)
Issuance of subsidiary preferred stock	—	—	—	—	26	26
Purchase of common stock	—	(57)	(33)	—	—	(90)
Stock based compensation	—	(3)	(7)	—	—	(10)
Cash dividends paid on common stock	—	—	(545)	—	—	(545)
Dividends to noncontrolling interests	—	—	—	—	(4)	(4)
Other	—	—	(24)	—	37	13
Balance at March 31, 2020	$14	$26,014	$25,885	$(11,800)	$4,204	$44,317

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation
General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells trucks, crossovers, cars and automobile parts worldwide and is investing in and growing an autonomous vehicle business. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our operations through the following operating segments: GM North America (GMNA), GM International Operations (GMIO), GM South America (GMSA), Cruise, and GM Financial. Our GMSA and GMIO operating segments are reported as one, combined international segment, GM International (GMI). Cruise, formerly GM Cruise, is our global segment responsible for the development and commercialization of autonomous vehicle technology. Nonsegment operations are classified as Corporate. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain nonsegment-specific revenues and expenses.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2019 Form 10-K. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions.

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

Recently Adopted Accounting Standards Effective January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), which requires entities to use a new impairment model based on current expected credit losses (CECL) rather than incurred losses. Estimated credit losses under CECL consider relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets, resulting in recognition of lifetime expected credit losses at initial recognition of the related asset. We adopted ASU 2016-13 on a modified retrospective basis by recognizing an after-tax cumulative-effect adjustment to the opening balance of Retained earnings of $660 million, inclusive of $643 million related to GM Financial. The application of ASU 2016-13 increased our allowance for loan losses related to GM Financial receivables, net by $801 million and had an insignificant impact to our allowance for credit losses for Accounts and notes receivable and no adoption impact to Marketable debt securities on our condensed consolidated balance sheets.

Accounting Standards Not Yet Adopted In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04), which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 became effective March 12, 2020 and may be applied prospectively through December 31, 2022. We do not believe the discontinuance of LIBOR will be a significant event for our Automotive arrangements. A substantial portion of GM Financial’s indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. We are currently assessing the impact the discontinuance of LIBOR or another reference rate will have on GM Financial’s contracts, hedging relationships and other transactions that, once completed, will determine the effect of adopting this guidance on our condensed consolidated financial statements.

Note 2. Significant Accounting Policies

The information presented on Marketable Debt Securities, Accounts and Notes Receivable and GM Financial Receivables supplements the Significant Accounting Policies information presented in our 2019 Form 10-K to reflect the adoption of ASU 2016-13 that became effective January 1, 2020. See our 2019 Form 10-K for a description of our significant accounting policies in effect prior to the adoption of ASU 2016-13.
Marketable Debt Securities We classify marketable debt securities as either available-for-sale or trading. Various factors, including turnover of holdings and investment guidelines, are considered in determining the classification of securities. Available-

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

for-sale debt securities are recorded at fair value with unrealized gains, and losses that are not credit related, recorded net of applicable taxes in Accumulated other comprehensive loss until realized. Credit losses are recorded in Interest income and other non-operating income, net.
An evaluation is made quarterly to determine if any portion of unrealized losses on available-for-sale debt securities is related to credit losses or whether any unrealized losses recorded in Accumulated other comprehensive loss need to be reclassified. Non-credit related unrealized losses are reclassified to Interest income and other non-operating income, net if we intend to sell the security or it is more likely than not that we will be required to sell the security before the recovery of the unrealized loss.
Accounts and Notes Receivable Accounts and notes receivable primarily consists of amounts that are due and payable from our customers for the sale of vehicles, parts, and accessories. We evaluate the collectability of receivables each reporting period and record an allowance for doubtful accounts to present the net amount expected to be collected on our receivables. Additions to the allowance are charged to bad debt expense and reported in Automotive and other selling, general and administrative expense.
GM Financial Receivables Finance receivables are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses on the finance receivables. For retail finance receivables, GM Financial uses static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the receivables, which is supplemented by management judgment. The modeling techniques incorporate reasonable and supportable forecasts of economic conditions over the expected remaining life of the finance receivables. The economic forecasts incorporate factors which vary by region that GM Financial believes will have the largest impact on expected losses, including unemployment rates, interest rate spreads, disposable personal income and growth rates in gross domestic product.
Troubled debt restructurings (TDRs) are grouped separately for purposes of measuring the allowance. The allowance for TDRs uses static pool modeling techniques like non-TDR retail finance receivables to determine the expected loss amount. The expected cash flows of the receivables are then discounted at the original weighted average effective interest rate of the pool. Factors considered when estimating the allowance for TDRs are based on an evaluation of historical and current information, which may be supplemented by management judgment. Finance charge income from loans classified as TDRs is accounted for in the same manner as other accruing loans. Cash collections on these loans are allocated according to the same payment hierarchy methodology applied to loans that are not classified as TDRs.
Commercial finance receivables are carried at amortized cost, net of allowance for loan losses and any amounts received under a cash management program. GM Financial establishes the allowance for loan losses based on historical loss experience, as well as the forecast for industry vehicle sales, which is the economic indicator believed to have the largest impact on expected losses.
Note 3. Revenue
The following table disaggregates our revenue by major source:

	Three Months Ended March 31, 2020
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$24,576	$2,998	$—	$27,574	$—	$—	$—	$27,574
Used vehicles	376	25	2	403	—	—	—	403
Services and other	879	257	36	1,172	25	—	(24)	1,173
Automotive net sales and revenue	25,831	3,280	38	29,149	25	—	(24)	29,150
Leased vehicle income	—	—	—	—	—	2,463	—	2,463
Finance charge income	—	—	—	—	—	1,006	(1)	1,005
Other income	—	—	—	—	—	92	(1)	91
GM Financial net sales and revenue	—	—	—	—	—	3,561	(2)	3,559
Net sales and revenue	$25,831	$3,280	$38	$29,149	$25	$3,561	$(26)	$32,709

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended March 31, 2019
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$25,962	$3,567	$—	$29,529	$—	$—	$—	$29,529
Used vehicles	627	35	—	662	—	—	—	662
Services and other	776	248	46	1,070	25	—	(25)	1,070
Automotive net sales and revenue	27,365	3,850	46	31,261	25	—	(25)	31,261
Leased vehicle income	—	—	—	—	—	2,509	—	2,509
Finance charge income	—	—	—	—	—	987	(2)	985
Other income	—	—	—	—	—	124	(1)	123
GM Financial net sales and revenue	—	—	—	—	—	3,620	(3)	3,617
Net sales and revenue	$27,365	$3,850	$46	$31,261	$25	$3,620	$(28)	$34,878

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales were insignificant in the three months ended March 31, 2020 and 2019.

Contract liabilities in our Automotive segments primarily consist of maintenance, extended warranty and other service contracts. We recognized revenue of $386 million and $433 million related to contract liabilities during the three months ended March 31, 2020 and 2019. We expect to recognize revenue of $885 million in the nine months ending December 31, 2020 and $593 million, $346 million and $447 million in the years ending December 31, 2021, 2022 and thereafter related to contract liabilities at March 31, 2020.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 4. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	March 31, 2020	December 31, 2019
Cash and cash equivalents
Cash and time deposits(a)		$11,965	$6,828
Available-for-sale debt securities
U.S. government and agencies	2	5,011	1,484
Corporate debt	2	7,660	5,863
Sovereign debt	2	1,675	2,123
Total available-for-sale debt securities – cash equivalents		14,346	9,470
Money market funds	1	12,195	2,771
Total cash and cash equivalents(b)		$38,506	$19,069
Marketable debt securities
U.S. government and agencies	2	$1,810	$226
Corporate debt	2	3,104	2,932
Mortgage and asset-backed	2	667	681
Sovereign debt	2	2,039	335
Total available-for-sale debt securities – marketable securities(c)		$7,620	$4,174
Restricted cash
Cash and cash equivalents		$239	$292
Money market funds	1	2,421	3,582
Total restricted cash		$2,660	$3,874

Available-for-sale debt securities included above with contractual maturities(d)
Due in one year or less		$18,605
Due between one and five years		2,694
Total available-for-sale debt securities with contractual maturities		$21,299

__________

(a)	Includes an insignificant amount and $248 million that is designated exclusively to fund capital expenditures in GM Korea Company (GM Korea) at March 31, 2020 and December 31, 2019.

(b)	Includes $1.5 billion and $2.3 billion in Cruise at March 31, 2020 and December 31, 2019.

(c)	Includes $877 million and $266 million in Cruise at March 31, 2020 and December 31, 2019.

(d)	Excludes mortgage- and asset-backed securities of $667 million at March 31, 2020 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt investments sold prior to maturity were $366 million and $611 million in the three months ended March 31, 2020 and 2019. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three months ended March 31, 2020 and 2019. Cumulative unrealized gains and losses on available-for-sale debt securities were insignificant at March 31, 2020 and December 31, 2019.

Our remaining investment in Lyft, Inc. (Lyft) was measured at fair value using Lyft’s quoted market price, a Level 1 input. The fair value of this investment included in Other current assets was insignificant and $535 million at March 31, 2020 and December 31, 2019. We liquidated the vast majority of our shares in Lyft in the three months ended March 31, 2020. We recorded an unrealized loss of an insignificant amount and an unrealized gain of $285 million in Interest income and other non-operating income, net in the three months ended March 31, 2020 and 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

March 31, 2020
Cash and cash equivalents	$38,506
Restricted cash included in Other current assets	2,175
Restricted cash included in Other assets	485
Total	$41,166

Note 5. GM Financial Receivables and Transactions

	March 31, 2020			December 31, 2019
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables, net of fees	$42,474	$11,760	$54,234	$42,229	$11,671	$53,900
Less: allowance for loan losses	(1,879)	(87)	(1,966)	(866)	(78)	(944)
GM Financial receivables, net	$40,595	$11,673	$52,268	$41,363	$11,593	$52,956

Fair value of GM Financial receivables utilizing Level 2 inputs			$11,673			$11,593
Fair value of GM Financial receivables utilizing Level 3 inputs			$41,933			$41,973

__________

(a)
Net of dealer cash management balances of $1.2 billion at March 31, 2020 and December 31, 2019. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended
	March 31, 2020	March 31, 2019
Allowance for loan losses at beginning of period	$944	$911
Impact of adoption ASU 2016-13 (Note 1)	801	—
Provision for loan losses	466	175
Charge-offs	(340)	(309)
Recoveries	156	145
Effect of foreign currency	(61)	2
Allowance for loan losses at end of period	$1,966	$924

The provision for loan losses increased primarily due to increased expected charge-offs and decreased expected recoveries as a result of the economic impact of the novel strain of the coronavirus (COVID-19) pandemic.

Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at March 31, 2020 is as follows:

	Year of Origination							March 31, 2020		December 31, 2019
	2020	2019	2018	2017	2016	2015	Prior	Total	Percent	Total	Percent
Prime – FICO score 680 and greater	$4,027	$9,976	$6,806	$3,199	$1,143	$343	$15	$25,509	60.0%	$25,400	60.1%
Near-prime – FICO score 620 to 679	902	2,746	1,744	942	402	178	38	6,952	16.4%	6,862	16.3%
Sub-prime – FICO score less than 620	1,169	3,402	2,165	1,605	957	486	229	10,013	23.6%	9,967	23.6%
Retail finance receivables, net of fees	$6,098	$16,124	$10,715	$5,746	$2,502	$1,007	$282	$42,474	100.0%	$42,229	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $735 million and $875 million at March 31, 2020 and December 31, 2019. The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at March 31, 2020:

	Year of Origination							March 31, 2020		March 31, 2019
	2020	2019	2018	2017	2016	2015	Prior	Total	Percent	Total(a)	Percent
Current	$6,078	$15,702	$10,297	$5,411	$2,277	$877	$214	$40,856	96.2%
31-to-60 days	19	302	294	241	161	93	47	1,157	2.7%	$1,048	2.5%
Greater-than-60 days	1	113	118	90	62	36	21	441	1.1%	412	1.0%
Finance receivables more than 30 days delinquent	20	415	412	331	223	129	68	1,598	3.8%	1,460	3.5%
In repossession	—	7	6	4	2	1	—	20	—%	47	0.1%
Finance receivables more than 30 days delinquent or in repossession	20	422	418	335	225	130	68	1,618	3.8%	$1,507	3.6%
Retail finance receivables, net of fees	$6,098	$16,124	$10,715	$5,746	$2,502	$1,007	$282	$42,474	100.0%

__________

(a)	Represents the contractual amounts of delinquent retail finance receivables, which is not significantly different than the outstanding amortized cost for such receivables.

The outstanding amortized cost of retail finance receivables that are considered TDRs was $2.3 billion at March 31, 2020, including $290 million in nonaccrual loans.

Commercial Finance Receivables GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. GM Financial performs periodic credit reviews of each dealership and adjusts the dealership's risk rating, if necessary. The commercial finance receivables on nonaccrual status were insignificant at March 31, 2020.

Prior to January 1, 2020, GM Financial estimated the allowance for loan losses based on an analysis of the experience of comparable commercial lenders. Effective January 1, 2020, GM Financial establishes the allowance for loan losses based on historical loss experience for the consolidated portfolio, in addition to forecast for industry vehicle sales. The updated risk rating categories are as follows:

Rating	Description
I	Performing accounts with strong to acceptable financial metrics with at least satisfactory capacity to meet financial commitments.
II	Performing accounts experiencing potential weakness in financial metrics and repayment prospects resulting in increased monitoring.
III	Non-Performing accounts with inadequate paying capacity for current obligations and have the distinct possibility of creating a loss if deficiencies are not corrected.
IV	Non-Performing accounts with inadequate paying capacity for current obligations and inherent weaknesses that make collection of liquidation in full highly questionable or improbable.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following table summarizes the credit risk profile by dealer risk rating of commercial finance receivables at March 31, 2020:

	Year of Origination(a)								March 31, 2020
	Revolving	2020	2019	2018	2017	2016	2015	Prior	Total	Percent
I	$9,976	$76	$226	$105	$113	$118	$63	$9	$10,686	90.9%
II	606	—	9	3	21	23	13	23	698	5.9%
III	325	—	8	10	14	—	1	—	358	3.0%
IV	14	—	—	—	—	—	4	—	18	0.2%
Commercial finance receivables, net of fees	$10,921	$76	$243	$118	$148	$141	$81	$32	$11,760	100.0%

__________

(a)	Floorplan advances comprise 98% of the total revolving balance. Dealer term loans are presented by year of origination.

Transactions with GM Financial The following table shows transactions between our Automotive segments and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	March 31, 2020	December 31, 2019
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$522	$478
Finance receivables from GM subsidiaries	$30	$39
Subvention receivable(b)	$668	$676
Commercial loan funding payable	$38	$74

	Three Months Ended
	March 31, 2020	March 31, 2019
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$156	$148
Leased vehicle subvention earned	$805	$835
__________

(a)	All balance sheet amounts are eliminated upon consolidation.

(b)	Cash paid by Automotive segments to GM Financial for subvention was $1.1 billion in the three months ended March 31, 2020 and 2019.

GM Financial's Board of Directors declared and paid a dividend of $400 million on its common stock in March 2020.

Note 6. Inventories

	March 31, 2020	December 31, 2019
Total productive material, supplies and work in process	$4,843	$4,713
Finished product, including service parts	5,956	5,685
Total inventories	$10,799	$10,398

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 7. Equipment on Operating Leases
Equipment on operating leases primarily consists of leases to retail customers of GM Financial. The current portion of net equipment on operating leases is included in Other current assets.

	March 31, 2020	December 31, 2019
Equipment on operating leases	$52,179	$53,081
Less: accumulated depreciation	(10,873)	(10,989)
Equipment on operating leases, net	$41,306	$42,092

Depreciation expense related to Equipment on operating leases, net was $1.8 billion and $1.9 billion in the three months ended March 31, 2020 and 2019.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2020	2021	2022	2023	2024	Total
Lease receipts under operating leases	$4,991	$4,599	$2,112	$252	$7	$11,961

Note 8. Equity in Net Assets of Nonconsolidated Affiliates

	Three Months Ended
	March 31, 2020	March 31, 2019
Automotive China equity income (loss)	$(167)	$376
Other joint ventures equity income	35	38
Total Equity income (loss)	$(132)	$414

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$4,321	$10,146
Automotive China JVs' net income (loss)	$(348)	$767
Dividends declared but not paid from our nonconsolidated affiliates were $1.0 billion and an insignificant amount at March 31, 2020 and December 31, 2019. Dividends received from our nonconsolidated affiliates were insignificant in the three months ended March 31, 2020 and 2019. Undistributed earnings from our nonconsolidated affiliates were $2.0 billion and $2.1 billion at March 31, 2020 and December 31, 2019.

Note 9. Goodwill

We had Goodwill of $1.8 billion at March 31, 2020, which includes $1.3 billion related to GM Financial's North America reporting unit. Since December 31, 2019, the COVID-19 pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The pandemic and corresponding measures have caused material disruption to businesses, resulting in an economic slowdown. The unprecedented economic and social uncertainty resulting from the COVID-19 pandemic indicated that it was more likely than not that a goodwill impairment might exist at March 31, 2020 for GM Financial's North America reporting unit. Therefore, in the three months ended March 31, 2020, we performed an event-driven goodwill impairment test for GM Financial's North America reporting unit and determined no goodwill impairment exists.
The fair value of GM Financial's North America reporting unit was determined based on valuation techniques using the best available information, primarily discounted cash flow projections. We make significant assumptions and estimates about the extent and timing of future cash flows. There can be no assurance that anticipated financial results will be achieved. Under multiple scenarios, including fully weighting the downside cash flow scenario, the estimated fair value of GM Financial's North America

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

reporting unit exceeded its carrying amount. Future goodwill impairments could be recognized should economic uncertainty continue thereby resulting in a prolonged economic slowdown and a corresponding decline in the fair value of our reporting units.
Note 10. Variable Interest Entities
GM Financial uses special purpose entities (SPEs) that are considered VIEs to issue variable funding notes to third party, bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing-related assets transferred to the VIEs (Securitized Assets). GM Financial determined that it is the primary beneficiary of the SPEs because the servicing responsibilities for the Securitized Assets give GM Financial the power to direct the activities that most significantly impact the performance of the VIEs and the variable interests in the VIEs give GM Financial the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or its other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required to provide additional financial support to these SPEs. While these subsidiaries are included in GM Financial's condensed consolidated financial statements, they are separate legal entities and their assets are legally owned by them and are not available to GM Financial's creditors.

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	March 31, 2020	December 31, 2019
Restricted cash – current	$2,047	$2,202
Restricted cash – non-current	$410	$441
GM Financial receivables, net of fees – current	$21,449	$19,081
GM Financial receivables, net of fees – non-current	$19,249	$15,921
GM Financial equipment on operating leases, net	$18,279	$14,464
GM Financial short-term debt and current portion of long-term debt	$30,962	$23,952
GM Financial long-term debt	$15,062	$15,819

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 11. Debt

Automotive The following table presents debt in our automotive operations:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured Debt	$123	$122	$167	$165
Unsecured Debt	29,884	28,689	13,909	15,247
Finance lease liabilities	304	566	310	516
Total automotive debt(a)	$30,311	$29,377	$14,386	$15,928

Fair value utilizing Level 1 inputs		$10,572		$13,628
Fair value utilizing Level 2 inputs		$18,805		$2,300

Available under credit facility agreements(b)		$1,350		$17,285
Weighted-average interest rate on outstanding short-term debt(c)		5.8%		4.9%
Weighted-average interest rate on outstanding long-term debt(c)		3.5%		5.4%

__________

(a)	Includes net discount and debt issuance costs of $483 million and $540 million at March 31, 2020 and December 31, 2019.

(b)
Includes amounts available from our three-year unsecured revolving credit facility with an initial borrowing capacity of $3.0 billion, which is currently planned to reduce to $2.0 billion in July 2020. Our 364-day, $2.0 billion facility is not included in the amount because it is designated for exclusive use by GM Financial.

(c)	Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

Unsecured debt primarily consists of revolving credit facilities and senior notes. In the three months ended March 31, 2020, we borrowed $3.4 billion against our three-year, $4.0 billion facility, $2.0 billion against our three-year, $3.0 billion facility and $10.5 billion against our five-year, $10.5 billion facility with maturity dates ranging from 2021 to 2023.

In April 2020, we renewed our 364-day, $2.0 billion facility dedicated for exclusive use by GM Financial for an additional 364-day term and extended $3.6 billion of the three-year, $4.0 billion facility for an additional year expiring in April 2022. The remaining portion will expire in April 2021, unless extended. As part of the extension of the three-year, $4.0 billion facility, we have agreed not to execute any share repurchases until we no longer have outstanding borrowings under the revolving credit facilities, except for the three-year, $3.0 billion facility. In addition, we are restricted from paying dividends on our common shares if outstanding borrowings under the revolving credit facilities exceed $5.0 billion, with the exception of the three-year, $3.0 billion facility.

GM Financial The following table presents debt of GM Financial:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$46,170	$46,073	$39,959	$40,160
Unsecured debt	50,019	45,436	48,979	50,239
Total GM Financial debt	$96,189	$91,509	$88,938	$90,399

Fair value utilizing Level 2 inputs		$89,892		$88,481
Fair value utilizing Level 3 inputs		$1,617		$1,918

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 10 for additional information on GM Financial's involvement with VIEs. GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain secured credit facilities. The weighted-average interest rate on secured debt was 2.59% at March 31, 2020. The revolving credit facilities have maturity dates ranging from 2020 to 2026 and securitization notes payable have maturity dates ranging from 2020 to 2027. At the end of the revolving period, if not renewed, the debt of revolving credit facilities will amortize over a defined period. In the three months ended March 31, 2020, GM Financial had no new or renewed

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

credit facilities with additional borrowing capacity and issued $4.6 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 1.95% and maturity dates ranging from 2021 to 2027.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. Senior notes outstanding at March 31, 2020 have maturity dates ranging from 2020 through 2029 and have a weighted-average interest rate of 3.33%. In the three months ended March 31, 2020, GM Financial issued $2.1 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 2.09% and maturity dates ranging from 2024 to 2028.

Unsecured credit facilities and other unsecured debt have original maturities of up to four years. The weighted-average interest rate on these credit facilities and other unsecured debt was 4.47% at March 31, 2020.

Contractual Maturities The following table summarizes contractual maturities including finance leases at March 31, 2020:

	Automotive	Automotive Financing	Total(a)
2020 (April 1, 2020 to December 31, 2020)	$1,551	$36,122	$37,673
2021	1,273	23,383	24,656
2022(b)	5,129	12,839	17,968
2023	12,007	7,396	19,403
2024	62	5,866	5,928
2025	532	5,003	5,535
Thereafter	10,240	5,171	15,411
	$30,794	$95,780	$126,574
________

(a)	Secured debt, credit facilities and other unsecured debt are based on expected payoff date. Senior notes principal amounts are based on maturity.

(b)	Automotive amount includes $3.0 billion drawn on our three-year, $4.0 billion facility renewed in April 2020 for an additional year expiring in April 2022.

Note 12. Derivative Financial Instruments
Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	March 31, 2020	December 31, 2019
Derivatives not designated as hedges(a)
Foreign currency	2	$5,256	$5,075
Commodity	2	704	806
PSA warrants(b)	2	44	45
Total derivative financial instruments		$6,004	$5,926
__________

(a)
The fair value of these derivative instruments at March 31, 2020 and December 31, 2019 and the gains/losses included in our condensed consolidated income statements for the three months ended March 31, 2020 and 2019 were insignificant, unless otherwise noted.

(b)
The fair value of the warrants issued by Peugeot, S.A. (PSA Group) included in Other assets was $546 million and $964 million at March 31, 2020 and December 31, 2019. We recorded losses of $417 million and gains of $139 million in Interest income and other non-operating income, net in the three months ended March 31, 2020 and 2019.

We estimate the fair value of the PSA warrants using a Black-Scholes formula. The significant inputs to the model include the PSA Group stock price and the estimated dividend yield. We are entitled to receive any dividends declared by PSA Group through the conversion date upon exercise of the warrants.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Financial The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	March 31, 2020			December 31, 2019
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps(b)	2	$8,681	$640	$—	$9,458	$234	$23
Foreign currency swaps	2	1,755	—	84	1,796	22	71
Cash flow hedges
Interest rate swaps	2	1,090	—	21	590	—	6
Foreign currency swaps	2	5,091	41	373	4,429	40	119
Derivatives not designated as hedges(a)
Interest rate contracts	2	104,282	843	772	92,400	340	300
Total derivative financial instruments(c)		$120,899	$1,524	$1,250	$108,673	$636	$519
__________

(a)
The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three months ended March 31, 2020 and 2019 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.

(b)	The gains included in GM Financial interest, operating, and other expenses were $431 million and an insignificant amount for the three months ended March 31, 2020 and 2019.

(c)
GM Financial held $668 million and $210 million of collateral from counterparties available for netting against GM Financial's asset positions, and posted $270 million and an insignificant amount of collateral to counterparties available for netting against GM Financial's liability positions at March 31, 2020 and December 31, 2019.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	March 31, 2020		December 31, 2019
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
GM Financial unsecured debt(b)	$22,082	$(539)	$20,397	$(77)
__________

(a)	Includes an insignificant amount of amortization remaining on hedged items for which hedge accounting has been discontinued at March 31, 2020 and December 31, 2019.

(b)
The losses for hedged items - interest rate swaps included in GM Financial interest, operating, and other expenses were $503 million and an insignificant amount for the three months ended March 31, 2020 and 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 13. Product Warranty and Related Liabilities

	Three Months Ended
	March 31, 2020	March 31, 2019
Warranty balance at beginning of period	$7,798	$7,590
Warranties issued and assumed in period – recall campaigns	117	124
Warranties issued and assumed in period – product warranty	498	527
Payments	(881)	(732)
Adjustments to pre-existing warranties	(19)	36
Effect of foreign currency and other	(115)	7
Warranty balance at end of period	$7,398	$7,552

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at March 31, 2020. Refer to Note 15 for reasonably possible losses on Takata Corporation (Takata) matters.

Note 14. Pensions and Other Postretirement Benefits

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$62	$29	$5	$98	$35	$4
Interest cost	429	91	43	566	120	54
Expected return on plan assets	(816)	(170)	—	(868)	(195)	—
Amortization of prior service cost (credit)	(1)	2	(2)	(1)	1	(3)
Amortization of net actuarial losses	4	42	19	3	29	8
Net periodic pension and OPEB (income) expense	$(322)	$(6)	$65	$(202)	$(10)	$63

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income of $338 million and $230 million in the three months ended March 31, 2020 and 2019 are presented in Interest income and other non-operating income, net.

Note 15. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At March 31, 2020 and December 31, 2019, we had accruals of $1.2 billion and $1.3 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly, adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

Appellate Litigation Regarding Successor Liability Ignition Switch Claims In 2016, the U.S. Court of Appeals for the Second Circuit held that the 2009 order of the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court) approving the sale of substantially all of the assets of Motors Liquidation Company (MLC) to GM free and clear of, among other things, claims asserting successor liability for obligations owed by MLC could not be enforced to bar claims against GM asserted by either plaintiffs who purchased used vehicles after the sale or against purchasers who asserted claims relating to the ignition switch defect, including pre-sale personal injury claims and economic-loss claims.

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

In August 2019, the Southern District granted our motion for summary judgment on plaintiffs’ economic loss “benefit of the bargain” damage claims (the August 2019 Opinion). The Southern District held that plaintiffs’ conjoint analysis-based damages model failed to establish that plaintiffs suffered difference-in-value damages and without such evidence, plaintiffs’ difference-in-value damage claims fail under the laws of all three bellwether states: California, Missouri and Texas. Later in August 2019, the bellwether plaintiffs filed a motion requesting that the Southern District reconsider its summary judgment decision or allow an interlocutory appeal if reconsideration is denied. In December 2019, the Southern District denied plaintiffs' motion for reconsideration of the August 2019 Opinion, but granted the plaintiffs' motion for certification of an interlocutory appeal. On April 1, 2020, the Second Circuit Court of Appeals (the Second Circuit) granted the bellwether plaintiffs' petition seeking leave to appeal the August 2019 Opinion. On April 15, 2020, the bellwether plaintiffs and GM filed a Stipulation to withdraw the appeal from the Second Circuit based on the class settlement agreement described below. Pursuant to the Stipulation, the bellwether plaintiffs can reinstate the appeal no later than April 2021. The Second Circuit endorsed the Stipulation by order on April 16, 2020.

In September 2019, GM filed an updated motion for summary judgment on plaintiffs’ remaining economic loss claims that were not addressed in the Southern District’s August 2019 Opinion and renewed its evidentiary motion seeking to strike the opinions of plaintiff’s expert on plaintiffs’ alleged “lost time” damages associated with having the recall repairs performed.

In March 2020, GM, plaintiffs and the MLC GUC Trust (GUC Trust) reached a settlement agreement (Class Settlement Agreement) to resolve on a national basis the economic loss claims of the proposed settlement class and proposed sub-classes, consisting of consumers who purchased or leased GM vehicles covered by the seven 2014 safety recalls at issue in the Southern District and the Bankruptcy Court. The proposed Class Settlement Agreement provides a common fund of $120 million for settlement class members, of which GM will fund $70 million and the GUC Trust will fund the remaining $50 million. GM will also pay attorneys’ fees and costs that may be awarded by the Southern District to plaintiffs’ counsel up to a maximum of $35 million. In April 2020, the Avoidance Action Trust (AAT), GM and plaintiffs reached a tentative settlement under which the AAT will pay an insignificant amount and will be added as a settling party to the Class Settlement Agreement. In April 2020, the Southern District entered an order granting preliminary approval of the Class Settlement Agreement.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Contingently Issuable Shares Under the Amended and Restated Master Sale and Purchase Agreement between GM and MLC, GM may be obligated to issue Adjustment Shares of our common stock if allowed general unsecured claims against the GUC Trust, as estimated by the Bankruptcy Court, exceed $35.0 billion. The maximum number of Adjustment Shares issuable is 30 million shares (subject to adjustment to take into account stock dividends, stock splits and other transactions), which amounts to $671 million based on the GM share price as of April 20, 2020. The GUC Trust stated in public filings that allowed general unsecured claims were approximately $32.1 billion as of December 31, 2019.

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

In March 2020, in conjunction with the Class Settlement Agreement, the GUC Trust filed a motion in the Bankruptcy Court seeking approval to enter into and take actions necessary to execute the Class Settlement Agreement, and seeking Bankruptcy Court authorization permitting the GUC Trust to distribute $300 million of GUC Trust assets to its unitholders and entry into a mutual release agreement with GM that would release GM from any and all claims, including any that would require GM to issue any Adjustment Shares. Bankruptcy Court approval of the GUC Trust motion is a condition precedent to preliminary approval of the Class Settlement Agreement by the Southern District. In April 2020, the Bankruptcy Court entered an order approving the GUC Trust's motion in its entirety. The approval and the mutual release agreement will be binding and enforceable 14 days after entry of the order if no appeals are pending, regardless of whether the Class Settlement Agreement is ultimately approved or terminated.

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

The total amount accrued for the 2014 recalls at March 31, 2020 reflects amounts for a combination of settled but unpaid matters, and for the remaining unsettled investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls to the extent that such matters are probable and can be reasonably estimated. The amounts accrued for those unsettled investigations, claims, and/or lawsuits represent a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Korea Wage Litigation GM Korea is party to litigation with current and former hourly employees in the appellate court and Incheon District Court in Incheon, Korea. The group actions, which in the aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under Korean regulations. In 2012, the Seoul High Court (an intermediate-level appellate court) affirmed a decision in one of these group actions involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Korean Supreme Court). In 2014, the Korean Supreme Court largely agreed with GM’s legal arguments and remanded the case to the Seoul High Court for consideration consistent with earlier Korean Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. In 2015, on reconsideration, the Seoul High Court held in GM Korea’s favor, after which the plaintiffs appealed to the Korean Supreme Court. The Korean Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $580 million at March 31, 2020. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory frameworks change.

GM Korea is also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation and whether to include fixed bonuses in the calculation of Ordinary Wages. In 2017, the Seoul High Court held that certain workers are not barred from filing retroactive wage claims. GM Korea appealed this ruling to the Korean Supreme Court. The Korean Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $160 million at March 31, 2020. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory frameworks change.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

GM Korea is also party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018, the Korean labor authorities issued an adverse administrative order finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed that order. At March 31, 2020, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $180 million. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $110 million at March 31, 2020. We are currently unable to estimate any possible loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

GM Brazil Indirect Tax Claim In 2019, the Superior Judicial Court of Brazil rendered favorable decisions on three cases brought by GM Brazil challenging whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The decisions will allow the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government from August 2001 to February 2017. In the three months ended March 31, 2019, we recorded pre-tax recoveries of $857 million in Automotive and other cost of sales as a result of a favorable decision. We recorded a total of $1.4 billion pre-tax recoveries in Automotive and other cost of sales in the year ended December 31, 2019. Timing on realization of these recoveries is dependent upon the timing of administrative approvals and generation of federal tax liabilities eligible for offset. The Brazilian IRS has filed a Motion of Clarification on this matter with the Brazilian Supreme Court, and decision timing is uncertain due to the COVID-19 pandemic. In addition, we expect third parties to make claims on some or all of the pre-tax recoveries, which GM intends to defend against.

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

There are several putative class actions pending against GM in federal courts in the U.S., in the Provincial Courts in Canada and in Israel alleging that various vehicles sold, including model year 2011-2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal, state and foreign emission standards. GM has also faced a series of additional lawsuits in the U.S. based on these allegations, including putative shareholder class actions claiming violations of federal securities law and a shareholder demand lawsuit. The securities lawsuits have been voluntarily dismissed by the plaintiffs in those actions. We are unable to estimate any reasonably possible loss or range of loss that may result from these actions.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2020. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $700 million at March 31, 2020.

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

Opel/Vauxhall Sale In 2017 we sold the Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business) to PSA Group. We also sold the European financing subsidiaries and branches (the Fincos, and together with the Opel/Vauxhall Business, the European Business) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. Our wholly owned subsidiary (the Seller) agreed to indemnify PSA Group for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Master Agreement (the Agreement) and for certain other liabilities, including certain emissions and product liabilities. The Company entered into a guarantee for the benefit of PSA Group and pursuant to which the Company agreed to guarantee the Seller's obligation to indemnify PSA Group. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments.

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

Transactions with PSA We continue to purchase from and supply to PSA Group certain vehicles, parts and engineering services for a period of time following the sale. The following table summarizes transactions with the Opel/Vauxhall Business:

	Three Months Ended
	March 31, 2020	March 31, 2019
Net sales and revenue(a)	$53	$427
Purchases and expenses(a)	$148	$192
Cash payments(b)	$279	$279
Cash receipts(b)	$110	$581
__________

(a)	Included in Net income.

(b)	Included in Net cash provided by (used in) operating activities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Product Liability We recorded liabilities of $569 million and $544 million in Accrued liabilities and Other liabilities at March 31, 2020 and December 31, 2019 for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. Other than claims relating to the ignition switch recalls discussed above, we believe that any judgment against us involving our and MLC products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2020 to 2025 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on vehicles sold to date were $2.7 billion and $2.6 billion for these guarantees at March 31, 2020 and December 31, 2019, the majority of which relates to the indemnification agreements.

We provide payment guarantees on commercial loans outstanding with third parties such as dealers. In some instances, certain assets of the party or our payables to the party whose debt or performance we have guaranteed may offset, to some degree, the amount of any potential future payments. We are also exposed to residual value guarantees associated with certain sales to rental car companies.

We periodically enter into agreements that incorporate indemnification provisions in the normal course of business. It is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. Insignificant amounts have been recorded for such obligations as the majority of them are not probable or estimable at this time and the fair value of the guarantees at issuance was insignificant. Refer to the Opel/Vauxhall Sale section of this note for additional information on our indemnification obligations to PSA Group under the Agreement.

Note 16. Income Taxes
For interim income tax reporting, we estimate our annual effective tax rate and apply it to our year-to-date ordinary income (loss). Tax jurisdictions with a projected or year-to-date loss for which a tax benefit cannot be realized are excluded. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. We have open tax years from 2011 to 2019 with various significant tax jurisdictions.

In the three months ended March 31, 2020, Income tax expense of $357 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation and the establishment of a valuation allowance against deferred tax assets that are no longer realizable. The effective tax rate is higher than the applicable statutory tax rate primarily due to tax expense related to the establishment of the valuation allowance and losses for which a tax benefit cannot be realized.

In the three months ended March 31, 2019, Income tax expense of $137 million primarily resulted from tax expense attributable to entities included in our effective tax rate calculation, partially offset by tax benefits related to a release of valuation allowance and benefits from foreign dividends. The effective tax rate is lower than the applicable statutory tax rate primarily due to tax benefits related to a release of valuation allowance and benefits from foreign dividends.

At March 31, 2020, we had $23.9 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended
	March 31, 2020	March 31, 2019
Balance at beginning of period	$564	$1,122
Additions, interest accretion and other	219	46
Payments	(175)	(317)
Revisions to estimates and effect of foreign currency	(25)	(21)
Balance at end of period	$583	$830

In the three months ended March 31, 2020, we announced restructuring actions in GMI related to the wind-down of Holden sales, design and engineering operations in Australia and New Zealand and the execution of binding term sheets to sell our vehicle and powertrain manufacturing facilities in Thailand. We recorded charges of $489 million in the three months ended March 31, 2020, primarily consisting of $270 million in asset impairments related to property, inventory provisions and intangibles and sales allowances and other charges, not reflected in the table above, and $219 million in dealer restructurings and employee separation charges, which are reflected in the table above. We also recorded a $236 million charge to Income tax expense due to the establishment of a valuation allowance against deferred tax assets that are no longer realizable in Australia and New Zealand in the three months ended March 31, 2020. Cash outflows resulting from these restructuring actions were insignificant in the three months ended March 31, 2020. We expect to complete these programs in 2020 and incur additional restructuring and other charges of approximately $400 million and additional net cash outflows of approximately $300 million to be substantially complete in the nine months ending December 31, 2020.

In the three months ended March 31, 2019, restructuring and other initiatives primarily included actions related to our announced transformation activities, which includes the unallocation of products to certain manufacturing facilities and other employee separation programs. We recorded charges of $790 million, primarily in GMNA, in the three months ended March 31, 2019, primarily consisting of non-cash accelerated depreciation, not reflected in the table above. These programs had a total cost since inception of $3.1 billion and were complete at December 31, 2019. We incurred $171 million and $315 million in cash outflows resulting from these restructuring actions in the three months ended March 31, 2020 and 2019 and $1.3 billion in cash outflows since program inception, primarily for employee separation payments and supplier-related payments. We expect additional cash outflows related to these activities of approximately $200 million to be substantially complete by the end of 2020.

Note 18. Stockholders' Equity and Noncontrolling Interests
We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock and 1.4 billion shares of common stock issued and outstanding at March 31, 2020 and December 31, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended
	March 31, 2020	March 31, 2019
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,277)	$(2,250)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)	(814)	125
Balance at end of period	$(3,091)	$(2,125)

Defined Benefit Plans
Balance at beginning of period	$(8,857)	$(6,737)
Other comprehensive income (loss) before reclassification adjustment, net of tax(b)	263	(1)
Reclassification adjustment, net of tax(b)	54	37
Other comprehensive income, net of tax(b)	317	36
Balance at end of period(c)	$(8,540)	$(6,701)

__________

(a)	The noncontrolling interests and reclassification adjustment were insignificant in the three months ended March 31, 2020 and 2019.

(b)	The income tax effect was insignificant in the three months ended March 31, 2020 and 2019.

(c)
Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to the Critical Accounting Estimates section of Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in our 2019 Form 10-K for additional information.

Note 19. Earnings Per Share

	Three Months Ended
	March 31, 2020	March 31, 2019
Basic earnings per share
Net income attributable to stockholders(a)	$294	$2,157
Less: cumulative dividends on subsidiary preferred stock	(47)	(38)
Net income attributable to common stockholders	$247	$2,119

Weighted-average common shares outstanding	1,433	1,417

Basic earnings per common share	$0.17	$1.50
Diluted earnings per share
Net income attributable to common stockholders – diluted(a)	$247	$2,119

Weighted-average common shares outstanding – basic	1,433	1,417
Dilutive effect of warrants and awards under stock incentive plans	7	19
Weighted-average common shares outstanding – diluted	1,440	1,436

Diluted earnings per common share	$0.17	$1.48
Potentially dilutive securities(b)	32	8

__________

(a)	Net of Net loss attributable to noncontrolling interests.

(b)
Potentially dilutive securities attributable to outstanding stock options and Restricted Stock Units (RSUs) were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

Note 20. Segment Reporting

We analyze the results of our business through the following reportable segments: GMNA, GMI, Cruise and GM Financial. The chief operating decision maker evaluates the operating results and performance of our automotive segments and Cruise through earnings before interest and income taxes (EBIT)-adjusted, which is presented net of noncontrolling interests. The chief operating decision maker evaluates GM Financial through earnings before income taxes (EBT)-adjusted because interest income and interest

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategic initiatives. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles attract customers to dealer showrooms and help maintain sales volumes for other, more profitable vehicles and contribute towards meeting required fuel efficiency standards. As a result of these and other factors, we do not manage our business on an individual brand or vehicle basis.

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

Our automotive interest income and interest expense, legacy costs from the Opel/Vauxhall Business (primarily pension costs), corporate expenditures and certain nonsegment-specific revenues and expenses are recorded centrally in Corporate. Corporate assets primarily consist of cash and cash equivalents, marketable debt securities, PSA warrants and intercompany balances. Retained net underfunded pension liabilities related to the European Business are also recorded in Corporate. All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment:

	At and For the Three Months Ended March 31, 2020
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$25,831	$3,280	$38		$29,149	$25	$3,561	$(26)	$32,709
Earnings (loss) before interest and taxes-adjusted	$2,194	$(551)	$(411)		$1,232	$(228)	$230	$16	$1,250
Adjustments(a)	$—	$(489)	$—		$(489)	$—	$—	$—	(489)
Automotive interest income									83
Automotive interest expense									(193)
Net (loss) attributable to noncontrolling interests									(8)
Income before income taxes									643
Income tax expense									(357)
Net income									286
Net loss attributable to noncontrolling interests									8
Net income attributable to stockholders									$294

Equity in net assets of nonconsolidated affiliates	$93	$5,991	$—	$—	$6,084	$—	$1,437	$—	$7,521
Goodwill and intangibles	$2,432	$820	$1	$—	$3,253	$634	$1,338	$—	$5,225
Total assets	$109,159	$23,213	$45,965	$(49,766)	$128,571	$4,069	$115,381	$(1,397)	$246,624
Depreciation and amortization	$1,227	$166	$9	$—	$1,402	$8	$1,788	$—	$3,198
Impairment charges	$20	$90	$—	$—	$110	$—	$—	$—	$110
Equity income (loss)	$6	$(163)	$—	$—	$(157)	$—	$25	$—	$(132)
__________

(a)	Consists of restructuring and other charges in Australia, New Zealand and Thailand.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended March 31, 2019
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$27,365	$3,850	$46		$31,261	$25	$3,620	$(28)	$34,878
Earnings (loss) before interest and taxes-adjusted	$1,896	$31	$206		$2,133	$(169)	$359	$(13)	$2,310
Adjustments(a)	$(783)	$850	$—		$67	$—	$—	$—	67
Automotive interest income									98
Automotive interest expense									(181)
Net (loss) attributable to noncontrolling interests									(12)
Income before income taxes									2,282
Income tax expense									(137)
Net income									2,145
Net loss attributable to noncontrolling interests									12
Net income attributable to stockholders									$2,157

Equity in net assets of nonconsolidated affiliates	$80	$6,739	$18	$—	$6,837	$—	$1,429	$—	$8,266
Goodwill and intangibles	$2,572	$918	$1	$—	$3,491	$670	$1,357	$—	$5,518
Total assets	$112,455	$27,580	$27,937	$(47,899)	$120,073	$3,228	$111,220	$(1,389)	$233,132
Depreciation and amortization	$2,069	$127	$12	$—	$2,208	$2	$1,899	$—	$4,109
Impairment charges	$7	$—	$—	$—	$7	$—	$—	$—	$7
Equity income (loss)	$2	$374	$(7)	$—	$369	$—	$45	$—	$414
__________

(a)
Consists of restructuring and other charges related to transformation activities of $790 million, primarily in GMNA and a benefit of $857 million related to the retrospective recoveries of indirect taxes in Brazil in GMI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation This MD&A should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, and the audited consolidated financial statements and notes thereto included in our 2019 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and Item 1A. Risk Factors of our 2019 Form 10-K for a discussion of these risks and uncertainties. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions.

Non-GAAP Measures Our non-GAAP measures include: EBIT-adjusted, presented net of noncontrolling interests; EBT-adjusted for our GM Financial segment; EPS-diluted-adjusted; effective tax rate-adjusted (ETR-adjusted); return on invested capital-adjusted (ROIC-adjusted) and adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

These non-GAAP measures allow management and investors to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions to understand operating performance without regard to items we do not consider a component of our core operating performance. Furthermore, these non-GAAP measures allow investors the opportunity to measure and monitor our performance against our externally communicated targets and evaluate the investment decisions being made by management to improve ROIC-adjusted. Management uses these measures in its financial, investment and operational decision-making processes, for internal reporting and as part of its forecasting and budgeting processes. Further, our Board of Directors uses certain of these and other measures as key metrics to determine management performance under our performance-based compensation plans. For these reasons, we believe these non-GAAP measures are useful for our investors.

EBIT-adjusted EBIT-adjusted is presented net of noncontrolling interests and is used by management and can be used by investors to review our consolidated operating results because it excludes automotive interest income, automotive interest expense and income taxes as well as certain additional adjustments that are not considered part of our core operations. Examples of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

adjustments to EBIT include, but are not limited to, impairment charges on long-lived assets and other exit costs resulting from strategic shifts in our operations or discrete market and business conditions; costs arising from the ignition switch recall and related legal matters; and certain currency devaluations associated with hyperinflationary economies. For EBIT-adjusted and our other non-GAAP measures, once we have made an adjustment in the current period for an item, we will also adjust the related non-GAAP measure in any future periods in which there is an impact from the item. Our corresponding measure for our GM Financial segment is EBT-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment.

EPS-diluted-adjusted EPS-diluted-adjusted is used by management and can be used by investors to review our consolidated diluted EPS results on a consistent basis. EPS-diluted-adjusted is calculated as net income attributable to common stockholders-diluted less adjustments noted above for EBIT-adjusted and certain income tax adjustments divided by weighted-average common shares outstanding-diluted. Examples of income tax adjustments include the establishment or reversal of significant deferred tax asset valuation allowances.

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

Adjusted automotive free cash flow Adjusted automotive free cash flow is used by management and can be used by investors to review the liquidity of our automotive operations and to measure and monitor our performance against our capital allocation program and evaluate our automotive liquidity against the substantial cash requirements of our automotive operations. We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. Management actions can include voluntary events such as discretionary contributions to employee benefit plans or nonrecurring specific events such as a closure of a facility that are considered special for EBIT-adjusted purposes. Refer to the "Liquidity and Capital Resources" section of this MD&A for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,
	2020	2019	2019	2018	2019	2018	2019	2018
Net income (loss) attributable to stockholders	$294	$2,157	$(194)	$2,044	$2,351	$2,534	$2,418	$2,390
Income tax expense (benefit)	357	137	(163)	(611)	271	100	524	519
Automotive interest expense	193	181	200	185	206	161	195	159
Automotive interest income	(83)	(98)	(96)	(117)	(129)	(82)	(106)	(72)
Adjustments
GMI restructuring(a)	489	—	—	—	—	—	—	196
Transformation activities(b)	—	790	194	1,327	390	—	361	—
GM Brazil indirect tax recoveries(c)	—	(857)	—	—	(123)	—	(380)	—
FAW-GM divestiture(d)	—	—	164	—	—	—	—	—
Ignition switch recall and related legal matters(e)	—	—	—	—	—	440	—	—
Total adjustments	489	(67)	358	1,327	267	440	(19)	196
EBIT-adjusted	$1,250	$2,310	$105	$2,828	$2,966	$3,153	$3,012	$3,192
_________

(a)
These adjustments were excluded because of a strategic decision to rationalize our core operations by exiting or significantly reducing our presence in various international markets to focus resources on opportunities expected to deliver higher returns. These adjustments primarily consist of asset impairments, dealer restructurings, employee separation charges and sales allowances in Australia, New Zealand and Thailand in the three months ended March 31, 2020, and supplier claims and employee separation charges in Korea in the three months ended June 30, 2018.

(b)
These adjustments were excluded because of a strategic decision to accelerate our transformation for the future to strengthen our core business, capitalize on the future of personal mobility and drive significant cost efficiencies. The adjustments primarily consist of accelerated depreciation in the three months ended March 31, 2019, accelerated depreciation and employee separation charges in the three months ended December 31, 2019, employee separation charges and accelerated depreciation in the three months ended December 31, 2018, supplier-related charges and pension curtailment and other charges in the three months ended September 30, 2019 and supplier-related charges and accelerated depreciation in the three months ended June 30, 2019.

(c)	These adjustments were excluded because of the unique events associated with decisions rendered by the Superior Judicial Court of Brazil resulting in retrospective recoveries of indirect taxes.

(d)
This adjustment was excluded because we divested our joint venture FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM), as a result of a strategic decision by both shareholders, allowing us to focus our resources on opportunities expected to deliver higher returns.

(e)	This adjustment was excluded because of the unique events associated with the ignition switch recall, which included various investigations, inquiries and complaints from constituents.

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended
	March 31, 2020		March 31, 2019
	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$247	$0.17	$2,119	$1.48
Adjustments(a)	489	0.34	(67)	(0.05)
Tax effect on adjustment(b)	(73)	(0.05)	(32)	(0.02)
Tax adjustment(c)	236	0.16	—	—
EPS-diluted-adjusted	$899	$0.62	$2,020	$1.41
________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for the details of each individual adjustment.

(b)	The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

(c)
This adjustment consists of tax expense related to the establishment of a valuation allowance against deferred tax assets that are no longer realizable in Australia and New Zealand. This adjustment was excluded because significant impacts of valuation allowances are not considered part of our core operations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended
	March 31, 2020			March 31, 2019
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$643	$357	55.5%	$2,282	$137	6.0%
Adjustments(a)	489	73		(67)	32
Tax adjustment(b)		(236)			—
ETR-adjusted	$1,132	$194	17.1%	$2,215	$169	7.6%
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

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	March 31, 2020	March 31, 2019
Net income (loss) attributable to stockholders	$4.9	$9.1
Average equity(a)	$43.6	$39.3
ROE	11.2%	23.2%
__________
(a)     Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income (loss) attributable to stockholders.

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	March 31, 2020	March 31, 2019
EBIT-adjusted(a)	$7.3	$11.5
Average equity(b)	$43.6	$39.3
Add: Average automotive debt and interest liabilities (excluding finance leases)	18.8	14.4
Add: Average automotive net pension & OPEB liability	16.9	17.5
Less: Average automotive and other net income tax asset	(23.7)	(22.9)
ROIC-adjusted average net assets	$55.6	$48.3
ROIC-adjusted	13.2%	23.8%
__________

(a)	Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A.

(b)	Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

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

COVID-19 and government actions and measures to prevent its spread are affecting our operations and business in a number of significant ways. In March 2020, we systematically suspended the majority of our global manufacturing operations in response to the COVID-19 pandemic. During the three months ended March 31, 2020, our Automotive China JVs’ manufacturing operations

GENERAL MOTORS COMPANY AND SUBSIDIARIES

were also suspended for a period of time and have recently resumed production. In addition, government-imposed restrictions on businesses, operations and travel and the related economic uncertainty have impacted demand for our vehicles in most of our global markets. As a result of COVID-19, we estimate an impact on EBIT-adjusted of approximately $1.4 billion in the three months ended March 31, 2020. We also expect COVID-19 will materially impact our results of operations during the remainder of 2020. In response, we are implementing a number of austerity measures, including aggressive actions to reduce costs, such as limiting advertising and other third-party spending, deferring salaried employee compensation and delaying non-critical projects, including certain future product programs. The extent of COVID-19’s impact on our future operations and the demand for our products will depend upon, among other things, the duration, spread and intensity of the pandemic and related government responses such as required physical distancing, restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, all of which are uncertain and difficult to predict in light of the rapidly evolving landscape. Due to the ongoing uncertainty related to the COVID-19 pandemic, we suspended our 2020 guidance in March 2020. Refer to Item 1A. Risk Factors for a full discussion of the risks associated with the COVID-19 pandemic.

While the situation remains highly uncertain, our Automotive China JVs have resumed production and we currently expect to gradually resume critical manufacturing operations in North America beginning in May 2020. At this time, customer demand for our products in 2020 is difficult to estimate and will be highly dependent upon the duration and severity of the COVID-19 pandemic. We are committed to help reduce the supply shortage of necessary medical equipment arising from the COVID-19 pandemic, including manufacturing face masks beginning in March 2020 and collaborating with Ventec Life Systems to produce critical care ventilators in our U.S. facilities beginning in April 2020. We are providing our resources related to these initiatives at cost.

We also face continuing market, operating and regulatory challenges in several countries across the globe due to, among other factors, weak economic conditions, competitive pressures, our product portfolio offerings, heightened emissions standards, labor disruptions, foreign exchange volatility, rising material prices, evolving trade policy and political uncertainty. As a result of these conditions, we continue to strategically assess our performance and ability to achieve acceptable returns on our invested capital, as well as our cost structure in order to maintain a low breakeven point. Refer to Item 1A. Risk Factors of our 2019 Form 10-K for a discussion of these challenges.

In November 2018, we announced plans to accelerate steps to improve our overall business performance, including the reorganization of global product development staffs, the realignment of manufacturing capacity in response to market-related volume declines in passenger cars and a reduction of our salaried workforce. We are on track for these transformation activities to drive between $5.5 billion and $6.0 billion of annual cash savings by the end of 2020, consisting of $4.0 billion to $4.5 billion in cost savings primarily from reductions in Automotive and other cost of sales in our condensed consolidated financial statements, with the remainder in reduced capital expenditures. We are on track to reduce capital expenditures from approximately $8.5 billion to approximately $7.0 billion on a normalized run-rate basis. As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These actions could give rise to future asset impairments or other charges, which may have a material impact on our operating results.

GMNA Industry sales in North America were 4.3 million units in the three months ended March 31, 2020, representing a decrease of 13.4% compared to the corresponding period in 2019. U.S. industry sales were 3.6 million units in the three months ended March 31, 2020, representing a decrease of 13.0% compared to the corresponding period in 2019. As described above, we expect COVID-19 to result in a significant contraction of total North America industry volumes in 2020. However, industry volumes will ultimately depend upon, among other things, the duration, spread and intensity of the pandemic and related government responses, all of which are uncertain and difficult to predict in light of the rapidly evolving landscape.

Our total vehicle sales in the U.S., our largest market in North America, totaled 0.6 million units for market share of 17.3% in the three months ended March 31, 2020, representing an increase of 1.1 percentage points compared to the corresponding period in 2019. We continue to lead the U.S. industry in market share.

As discussed above, in response to COVID-19, we suspended production across our manufacturing facilities in the U.S., Canada and Mexico in March 2020. We are working with a variety of stakeholders, including health, safety and medical experts, governments, employee representatives and our suppliers to determine when it is appropriate to restart production. While the situation remains highly uncertain, we currently expect that we will gradually resume critical manufacturing operations in North America beginning in May 2020. We continue to operate our parts distribution centers on a volunteer basis while following physical distancing guidance, implementing enhanced deep cleaning procedures and providing personal protective equipment to continue to protect our employees while ensuring our customers and dealers receive required maintenance and repair parts.

The Unifor contract ratified in September 2016 covering certain hourly employees in Canada expires in September 2020. For discussion of the risks related to a significant labor disruption at one of our facilities, refer to Item 1A. Risk Factors of our 2019 Form 10-K.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMI Industry sales in China were 3.8 million units in the three months ended March 31, 2020, representing a decrease of 38.1% compared to the corresponding period in 2019. Our total vehicle sales in China were 0.5 million units for market share of 12.0% in the three months ended March 31, 2020, representing a decrease of 1.1 percentage points compared to the corresponding period in 2019. The sales across all brands decreased in the three months ended March 31, 2020, compared to the corresponding period in 2019, driven primarily by an industry downturn significantly impacted by the COVID-19 pandemic. We expect both GM and industry sales to gradually recover as the impact of the COVID-19 pandemic in China subsides, however, the ongoing global macro-economic impact of COVID-19 will place pressure on China's automotive industry. Our Automotive China JVs generated an equity loss of $0.2 billion in the three months ended March 31, 2020. A continuation of industry weakness and pricing pressures, a more challenging regulatory environment related to emissions, fuel consumption and new energy vehicles, and continued weakness in the Chinese Yuan against the U.S. Dollar will continue to place pressure on our operations in China. While we expect lower China equity income in the near term, we will continue to build upon our strong brands, network, and partnerships in China as well as continue to drive improvements in vehicle mix and cost.

Outside of China, industry sales were 6.2 million units in the three months ended March 31, 2020, representing a decrease of 6.4% compared to the corresponding period in 2019, primarily due to decreased sales in Japan and India. Our total vehicle sales outside of China were 0.3 million units for market share of 4.4% in the three months ended March 31, 2020, representing an increase of 0.1 percentage points compared to the corresponding period in 2019.

In the three months ended March 31, 2020, we announced restructuring actions in GMI related to the wind-down of Holden sales, design and engineering operations in Australia and New Zealand, with cessation of Holden vehicle sales by 2021, the execution of binding term sheets with Great Wall Motors to sell our vehicle and powertrain manufacturing facilities in Thailand, and the wind-down of our vehicle sales operations in Thailand, targeted for completion by the end of 2020. These actions were taken to strengthen the Company's core business and focus investment on other opportunities that will derive the greatest returns for shareholders and support investment in future technologies. We recorded charges of $0.5 billion in the three months ended March 31, 2020 and expect to incur additional charges of $0.4 billion in the nine months ending December 31, 2020. We also recorded deferred tax charges of $0.2 billion in the three months ended March 31, 2020. We expect additional net cash outflows of approximately $0.3 billion to be substantially complete in the nine months ending December 31, 2020. The charges will primarily be considered special for EBIT-adjusted, EPS-diluted-adjusted and adjusted automotive free cash flow purposes. We intend to continue to provide servicing and spare parts to customers for an extended period of time in Australia, New Zealand and Thailand. Refer to Note 17 to our condensed consolidated statements for additional information related to these restructuring actions.

Cruise We are actively testing our autonomous vehicles in the U.S. Gated by safety and regulation, we continue to make significant progress towards commercialization of a network of on-demand autonomous vehicles in the U.S.

Corporate Market price changes of our PSA warrants generated unrealized losses of $0.4 billion in the three months ended March 31, 2020, compared to a gain of $0.1 billion in the corresponding period in 2019. Our mark-to-market securities totaled $0.6 billion at March 31, 2020, a decrease of $0.9 billion from December 2019, due to market price fluctuations and liquidations of securities.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the three months ended March 31, 2020, 32.4% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended
	March 31, 2020		March 31, 2019
GMNA	775	80.3%	859	78.4%
GMI	191	19.7%	236	21.6%
Total	966	100.0%	1,095	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following table summarizes total industry vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended
	March 31, 2020			March 31, 2019
	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	3,572	618	17.3%	4,107	666	16.2%
Other	712	101	14.1%	839	109	13.0%
Total North America	4,284	719	16.8%	4,946	775	15.7%
Asia/Pacific, Middle East and Africa
China(a)	3,847	462	12.0%	6,214	814	13.1%
Other	5,357	144	2.7%	5,640	133	2.4%
Total Asia/Pacific, Middle East and Africa	9,204	606	6.6%	11,854	947	8.0%
South America
Brazil	558	95	17.0%	607	106	17.5%
Other	305	37	12.3%	396	49	12.4%
Total South America	863	132	15.3%	1,003	155	15.5%
Total in GM markets	14,351	1,457	10.1%	17,803	1,877	10.5%
Total Europe	3,991	—	—%	4,936	1	—%
Total Worldwide(b)	18,342	1,457	7.9%	22,739	1,878	8.3%
United States
Cars	879	72	8.2%	1,179	116	9.8%
Trucks	941	292	31.0%	969	273	28.2%
Crossovers	1,752	254	14.5%	1,959	277	14.1%
Total United States	3,572	618	17.3%	4,107	666	16.2%
China(a)
SGMS		207			382
SGMW		255			432
Total China	3,847	462	12.0%	6,214	814	13.1%
__________

(a)	Includes sales by the Automotive China JVs: SAIC General Motors Sales Co., Ltd. (SGMS) and SAIC GM Wuling Automobile Co., Ltd. (SGMW).

(b)	Cuba, Iran, North Korea, Sudan and Syria are subject to broad economic sanctions. Accordingly these countries are excluded from industry sales data and corresponding calculation of market share.

In the three months ended March 31, 2020, we estimate we were the market share leader in each of North America and South America and had the number two market share in China.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
GMNA	199	191
GMI	79	92
Total fleet sales	278	283

Fleet sales as a percentage of total vehicle sales	19.1%	15.1%

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Used vehicle prices for the three months ended March 31, 2020 decreased slightly compared to the same period in 2019. Realized sales proceeds for the first two months of 2020 outpaced the same period in 2019; however, prices declined in late March, primarily due to impacts from the COVID-19 pandemic. GM Financial previously reported an expected decrease in used vehicle prices of 3% to 4% in 2020 compared to 2019; however, used vehicle prices have been significantly impacted as a result of the COVID-19 pandemic. Current industry forecasts project a decrease in used vehicle prices of 7% to 10% in 2020 compared to 2019, and a recovery sometime in 2021. GM Financial updated residual value estimates accordingly, and will increase the depreciation rate over the remaining term of the portfolio, the impact of which is most heavily weighted to leases maturing in 2020. In addition, the auctions GM Financial uses to remarket off-lease inventory are not currently operating efficiently. Sales proceeds from vehicles GM Financial has been able to remarket have decreased and may remain depressed when auction operations resume. Accordingly, GM Financial recorded an insignificant valuation adjustment to the carrying value of off-lease inventory held for sale. GM Financial cannot currently estimate the precise impact that the COVID-19 pandemic will ultimately have on used vehicle prices. If adverse economic impacts are sustained, used vehicle prices could decrease further, which could result in impairment of the GM Financial lease portfolio. The following table summarizes the estimated residual value based on our most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	March 31, 2020			December 31, 2019
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$15,928	985	62.1%	$15,950	972	60.5%
Trucks	7,097	286	18.1%	7,256	288	18.0%
SUVs	3,603	102	6.4%	3,917	108	6.7%
Cars	2,841	212	13.4%	3,276	238	14.8%
Total	$29,469	1,585	100.0%	$30,399	1,606	100.0%

GM Financial's penetration of our retail sales in the U.S. decreased to 45% in the three months ended March 31, 2020 from 53% in the corresponding period in 2019. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America decreased to 65% in the three months ended March 31, 2020 from 74% in the three months ended March 31, 2019. In the three months ended March 31, 2020, GM Financial's revenue consisted of leased vehicle income of 69%, retail finance charge income of 24% and commercial finance charge income of 4%.

Consolidated Results We review changes in our results of operations under five categories: volume, mix, price, cost and other. Volume measures the impact of changes in wholesale vehicle volumes driven by industry volume, market share and changes in dealer stock levels. Mix measures the impact of changes to the regional portfolio due to product, model, trim, country and option penetration in current year wholesale vehicle volumes. Price measures the impact of changes related to Manufacturer’s Suggested Retail Price and various sales allowances. Cost primarily includes: (1) material and freight; (2) manufacturing, engineering, advertising, administrative and selling and warranty expense; and (3) non-vehicle related activity. Other primarily includes foreign exchange and non-vehicle related automotive revenues as well as equity income or loss from our nonconsolidated affiliates. Due to the uncertainty related to the COVID-19 pandemic, our results in the three months ended March 31, 2020 in revenues and costs may not be indicative of results for the remainder of 2020. Refer to the regional sections of this MD&A for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	March 31, 2020	March 31, 2019			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$25,831	$27,365	$(1,534)	(5.6)%	$(2.4)	$0.8	$0.1	$—
GMI	3,280	3,850	(570)	(14.8)%	$(0.6)	$0.4	$—	$(0.3)
Corporate	38	46	(8)	(17.4)%				$—
Automotive	29,149	31,261	(2,112)	(6.8)%	$(3.0)	$1.1	$—	$(0.3)
Cruise	25	25	—	n.m.
GM Financial	3,561	3,620	(59)	(1.6)%				$(0.1)
Eliminations/reclassifications	(26)	(28)	2	7.1%		$—		$—
Total net sales and revenue	$32,709	$34,878	$(2,169)	(6.2)%	$(3.0)	$1.1	$—	$(0.4)
________
n.m. = not meaningful

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)%		Variance Due To
	March 31, 2020	March 31, 2019			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$22,553	$24,971	$2,418	9.7%	$1.8	$(0.5)	$1.0	$0.1
GMI	3,883	3,029	(854)	(28.2)%	$0.5	$(0.3)	$(1.2)	$0.1
Corporate	107	35	(72)	n.m.			$—	$(0.1)
Cruise	183	195	12	6.2%			$—
Eliminations	—	(1)	(1)	n.m.		$—	$—
Total automotive and other cost of sales	$26,726	$28,229	$1,503	5.3%	$2.4	$(0.8)	$(0.2)	$0.1
________
n.m. = not meaningful

In the three months ended March 31, 2020, unfavorable Cost was primarily due to: (1) a benefit of $0.9 billion related to the retrospective recoveries of indirect taxes in Brazil in 2019; and (2) charges of $0.4 billion primarily in asset impairments and dealer restructuring charges in Australia, New Zealand, and Thailand; partially offset by (3) charges of $0.8 billion primarily related to accelerated depreciation resulting from the transformation activities in 2019; and (4) favorable cost of $0.2 billion primarily related to cost savings associated with transformation activities. In the three months ended March 31, 2020 favorable Other was due to the foreign currency effect resulting from the weakening of the Brazilian Real and other currencies against the U.S. Dollar.

Automotive and other selling, general and administrative expense

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2020	March 31, 2019		%
Automotive and other selling, general and administrative expense	$1,970	$2,099	$129	6.1%

In the three months ended March 31, 2020, Automotive and other selling, general and administrative expense decreased primarily due to decreased advertising and other costs of $0.1 billion primarily related to cost savings associated with transformation activities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2020	March 31, 2019		%
Interest income and other non-operating income, net	$311	$805	$(494)	(61.4)%

In the three months ended March 31, 2020, Interest income and other non-operating income, net decreased primarily due to losses related to PSA warrants and lower gains in our investment in Lyft of $0.8 billion, partially offset by several other insignificant items.

The following table summarizes gains (losses) related to our investment in Lyft and PSA warrants:

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2020	March 31, 2019
Gains related to Lyft	$6	$285	$(279)
Gains (losses) related to PSA warrants	(417)	139	(556)
Total gains (losses) on investments	$(411)	$424	$(835)

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2020	March 31, 2019		%
Income tax expense	$357	$137	$(220)	n.m.
________
n.m. = not meaningful

In the three months ended March 31, 2020, Income tax expense increased primarily due to the establishment of a valuation allowance and the absence of 2019 U.S. tax benefits from foreign activity.

For the three months ended March 31, 2020, our ETR-adjusted was 17.1%. Adjusted effective tax rate guidance for the year ending December 31, 2020 is not provided due to uncertainty around the business impact of the COVID-19 pandemic.

Refer to Note 16 to our condensed consolidated financial statements for additional information related to Income tax expense.

GM North America

	Three Months Ended		Favorable / (Unfavorable)%		Variance Due To
	March 31, 2020	March 31, 2019			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$25,831	$27,365	$(1,534)	(5.6)%	$(2.4)	$0.8	$0.1		$—
EBIT-adjusted	$2,194	$1,896	$298	15.7%	$(0.6)	$0.3	$0.1	$0.6	$—
EBIT-adjusted margin	8.5%	6.9%	1.6%
	(Vehicles in thousands)
Wholesale vehicle sales	775	859	(84)	(9.8)%

GMNA Total Net Sales and Revenue In the three months ended March 31, 2020, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes across most vehicle lines as a result of suspending production due to the COVID-19 pandemic partially offset by increased sales of full-size SUVs and pickup trucks due to downtime in 2019; partially offset by (2) favorable mix associated with decreased sales of crossover vehicles and passenger cars and increased sales of full-size SUVs and pickup trucks.

GMNA EBIT-Adjusted In the three months ended March 31, 2020, EBIT-adjusted increased primarily due to: (1) favorable Cost due to decreased engineering, advertising, manufacturing and administrative costs of $0.3 billion as a result of transformation activities, increased non-service pension income of $0.1 billion and favorable material performance of $0.1 billion; and (2) favorable mix; partially offset by (3) decreased net wholesale volumes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM International

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	March 31, 2020	March 31, 2019		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$3,280	$3,850	$(570)	(14.8)%	$(0.6)	$0.4	$—		$(0.3)
EBIT (loss)-adjusted	$(551)	$31	$(582)	n.m.	$(0.1)	$0.1	$—	$0.1	$(0.7)
EBIT (loss)-adjusted margin	(16.8)%	0.8%	(17.6)%
Equity income (loss) — Automotive China	$(167)	$376	$(543)	n.m.
EBIT (loss)-adjusted — excluding Equity income (loss)	$(384)	$(345)	$(39)	(11.3)%
	(Vehicles in thousands)
Wholesale vehicle sales	191	236	(45)	(19.1)%
__________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income (loss), which is included in EBIT (loss)-adjusted above.

GMI Total Net Sales and Revenue In the three months ended March 31, 2020, Total net sales and revenue decreased primarily due to: (1) decreased wholesale volumes primarily due to lower industry volumes and the COVID-19 pandemic primarily in Asia/Pacific and Ecuador; and (2) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Brazilian Real and Argentine Peso against the U.S. Dollar, partially offset by (3) favorable mix in Brazil, Asia/Pacific and the Middle East.

GMI EBIT (Loss)-Adjusted In the three months ended March 31, 2020, EBIT (loss)-adjusted increased primarily due to unfavorable volume and unfavorable Other primarily due to decreased equity income and the foreign currency effect resulting from the weakening of the Brazilian Real and various other currencies against the U.S. Dollar.

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

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Wholesale vehicle sales, including vehicles exported to markets outside of China	341	856
Total net sales and revenue	$4,321	$10,146
Net income (loss)	$(348)	$767

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Cruise

	Three Months Ended		Favorable / (Unfavorable)%
	March 31, 2020	March 31, 2019
Total net sales and revenue(a)	$25	$25	$—	—%
EBIT (loss)-adjusted	$(228)	$(169)	$(59)	(34.9)%
__________

(a)	Reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three months ended March 31, 2020 and 2019.

Cruise EBIT (Loss)-Adjusted In the three months ended March 31, 2020, EBIT (loss)-adjusted increased primarily due to increased costs as we progress towards the commercialization of autonomous vehicles.

GM Financial

	Three Months Ended		Increase/ (Decrease)%
	March 31, 2020	March 31, 2019
Total revenue	$3,561	$3,620	$(59)	(1.6)%
Provision for loan losses	$466	$175	$291	n.m.
EBT-adjusted	$230	$359	$(129)	(35.9)%
Average debt outstanding (dollars in billions)	$88.8	$92.3	$(3.5)	(3.8)%
Effective rate of interest paid	3.8%	4.2%	(0.4)%
__________
n.m. = not meaningful

GM Financial Revenue In the three months ended March 31, 2020, total revenue decreased $0.1 billion primarily due to a decrease in the leased vehicle portfolio.

GM Financial EBT-Adjusted In the three months ended March 31, 2020, EBT-adjusted decreased primarily due to: (1) increased provision for loan losses of $0.3 billion primarily due to an increase in expected charge-offs and a decrease in expected recoveries as a result of economic impacts from the COVID-19 pandemic, inclusive of new CECL standard impacts; partially offset by (2) a decrease of $0.1 billion in interest expense due to a lower effective rate of interest on debt resulting from falling benchmark interest rates, as well as a decrease in the average debt outstanding; and (3) increased leased vehicle income net of leased vehicle expenses of $0.1 billion primarily due to higher yield on the portfolio, partially offset by a decrease in the average balance of the lease portfolio.

Liquidity and Capital Resources As described in the “Overview” section of this MD&A, we estimate the COVID-19 pandemic had an impact on EBIT-adjusted of approximately $1.4 billion in the three months ended March 31, 2020, and we expect it will have a material impact on future periods, including our cash flows from operating activities and liquidity. Government measures and other restrictions designed to prevent the spread of COVID-19 have disrupted the normal operations of many businesses, including ours. The extent of COVID-19’s impact on our liquidity is rapidly evolving and will depend upon, among other things, the duration, spread and intensity of the pandemic and related government responses such as required physical distancing, restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, all of which are uncertain and difficult to predict. Refer to Item 1A. Risk Factors for a full discussion of the risks associated with the COVID-19 pandemic.

In January 2020, our Automotive China JVs suspended manufacturing operations and in March 2020, we suspended the majority of our global manufacturing operations to combat the spread of COVID-19. In addition, our dealers have experienced slower showroom traffic and reduced retail demand for our vehicles. To preserve financial flexibility in light of the current uncertainty in global markets resulting from the COVID-19 pandemic, we borrowed $15.9 billion under our revolving credit facilities. In response to the uncertainties created by the pandemic, we are implementing a number of austerity measures to reduce costs, such as limiting advertising and other third-party spending, deferring salaried employee compensation and delaying non-critical projects, including certain future product programs.

Despite the negative impact COVID-19 continues to have on our liquidity, we believe our current levels of cash, cash equivalents, and marketable debt securities, which include the borrowings under our revolving credit facilities, and other liquidity actions currently available to us are sufficient to meet our liquidity requirements into the three months ending December 31, 2020, even

GENERAL MOTORS COMPANY AND SUBSIDIARIES

without the resumption of critical manufacturing operations in North America. We also maintain access to the capital markets and may issue debt or equity securities, which may provide an additional source of liquidity. Inclusive of our austerity measures, we have ongoing cash costs of approximately $2.0 billion per month including tax, interest and pension payments, excluding changes in managed working capital. We estimate our breakeven point for Adjusted automotive free cash flow purposes, excluding changes in managed working capital, at 25% reduced demand from 2019 levels which implies a U.S. industry level of approximately 13 million units. We have substantial cash requirements going forward, which we plan to fund through our total available liquidity, cash flows from operating activities and additional liquidity measures, if determined to be necessary. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic.

Our known current and future material uses of cash relate to funding near-term operations through the current economic cycle including: (1) ongoing cash costs including payments associated with previously announced vehicle recalls, the settlements of the multi-district litigation and any other recall-related contingencies, payments to service debt and other long-term obligations, including repayment of amounts drawn on our revolving credit facilities and discretionary and mandatory contributions to our pension plans; (2) capital expenditures and payments for engineering and product development activities, which we expect will be significantly less than previously forecasted for the remainder of 2020 due to our austerity measures; and (3) funding our negative working capital. Our future uses of cash will be focused on the three objectives of our capital allocation program: (1) reinvest in our business at an average target ROIC-adjusted rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18 billion; and (3) after the first two objectives are met, return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors not less than once annually.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A, Item 1A. Risk Factors in this Form 10-Q and Item 1A. Risk Factors of our 2019 Form 10-K, some of which are outside of our control.

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

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable debt securities and funds available under credit facilities. The amount of available liquidity is subject to seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. In response to the COVID-19 pandemic, we have taken immediate actions to provide for additional liquidity including drawing $15.9 billion on our credit facilities and implementing austerity measures. Additional initiatives are being considered that could further materially support automotive liquidity at June 30, 2020, if executed. We have changed the management of our liquidity by borrowing on our credit facilities, changing our investment portfolio composition and taking significant austerity measures to provide better flexibility in response to COVID-19, however, we have not significantly changed our investment guidelines since December 31, 2019.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our automotive borrowing capacity under credit facilities totaled $17.5 billion at March 31, 2020 and December 31, 2019. This amount consisted of three revolving credit facilities. These facilities consist of a three-year, $4.0 billion facility, a five-year, $10.5 billion facility and a three-year, $3.0 billion facility, which is currently planned to reduce to $2.0 billion in July 2020. The three-year, $4.0 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a letter of credit sub-facility of $1.1 billion. The five-year, $10.5 billion and three-year, $3.0 billion facilities allow for borrowings in U.S. Dollars and other currencies. Total borrowing capacity under our automotive credit facilities does not include a 364-day, $2.0 billion facility that has been allocated for exclusive use by GM Financial and allows for borrowings in U.S. Dollars only.

In April 2020, we renewed our 364-day, $2.0 billion facility dedicated for exclusive use by GM Financial for an additional 364-day term and extended $3.6 billion of the three-year, $4.0 billion facility for an additional year expiring in April 2022. The remaining portion will expire in April 2021, unless extended. As part of the extension of the three-year, $4.0 billion facility, we have agreed not to execute any share repurchases until we no longer have outstanding borrowings under the revolving credit facilities, except for the three-year, $3.0 billion facility. In addition, we are restricted from paying dividends on our common shares if outstanding borrowings under the revolving credit facilities exceed $5.0 billion, with the exception of the three-year, $3.0 billion facility.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2020, we borrowed $3.4 billion against our three-year, $4.0 billion facility, $2.0 billion against our three-year, $3.0 billion facility and $10.5 billion against our five-year, $10.5 billion facility to preserve financial flexibility in response to the current uncertainty in global markets and the adverse economic environment resulting from the COVID-19 pandemic. We did not have any borrowings against our facilities at December 31, 2019. We had letters of credit outstanding under our sub-facility of $0.1 billion and $0.2 billion at March 31, 2020 and December 31, 2019. Refer to Note 11 to our condensed consolidated financial statements for additional information on the contractual maturities of our debt obligations.

If available capacity permits, GM Financial has access to our automotive credit facilities, except for the three-year, $3.0 billion facility. In addition, GM Financial has exclusive use of the 364-day, $2.0 billion facility. GM Financial did not have borrowings outstanding against any facilities at March 31, 2020 and December 31, 2019. We had intercompany loans from GM Financial of $0.6 billion and $0.5 billion at March 31, 2020 and December 31, 2019, which primarily consisted of commercial loans to dealers we consolidate, and we had no intercompany loans to GM Financial. Refer to Note 5 of our condensed consolidated financial statements for additional information.

GM Financial's Board of Directors declared and paid a dividend of $0.4 billion on its common stock in March 2020. We expect to receive an additional dividend of $0.4 billion on GM Financial common stock in the nine months ending December 31, 2020. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio. In addition, we expect to continue to receive dividends from our Automotive China JVs on a normal cadence.

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

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of March 31, 2020 along with those that went into effect in April 2020 as part of the renewal and extension of our credit facilities and determined we are in compliance and expect to remain in compliance in the future.

In January 2017 we announced that our Board of Directors had authorized the purchase of up to $5.0 billion of our common stock with no expiration date as part of our common stock repurchase program. We have completed $1.7 billion of the $5.0 billion program through March 31, 2020. In April 2020 we agreed not to execute any share repurchases until we no longer have outstanding borrowings under the revolving credit facilities, except for the three-year, $3.0 billion facility.

The following table summarizes our available liquidity (dollars in billions):

	March 31, 2020	December 31, 2019
Automotive cash and cash equivalents	$25.3	$13.4
Marketable debt securities	6.7	3.9
Automotive cash, cash equivalents and marketable debt securities(a)	32.1	17.3
Cruise cash and cash equivalents(b)	1.5	2.3
Cruise marketable debt securities(b)	0.9	0.3
Available liquidity	34.5	19.9
Available under credit facilities	1.4	17.3
Total available liquidity(a)	$35.8	$37.2
__________

(a)	Amounts may not sum due to rounding.

(b)	Amounts are designated exclusively for the use of Cruise.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the changes in our Automotive available liquidity (excluding Cruise, dollars in billions):

Three Months Ended March 31, 2020
Operating cash flow	$0.3
Capital expenditures	(1.2)
Dividends paid and payments to purchase common stock	(0.6)
Borrowings against credit facilities	15.9
Other non-operating(a)	0.3
Decrease in available credit facilities	(15.9)
Total change in automotive available liquidity	$(1.2)
__________

(a)	Amount includes $0.5 billion of proceeds from the sale of the vast majority of our Lyft shares.

Automotive Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2020	March 31, 2019
Operating Activities
Net income	$0.3	$2.0	$(1.7)
Depreciation, amortization and impairment charges	1.5	2.2	(0.7)
Pension and OPEB activities	(0.5)	(0.4)	(0.1)
Working capital	(0.7)	(3.4)	2.7
Accrued and other liabilities and income taxes	(0.9)	(1.1)	0.2
Other	0.6	(1.5)	2.1
Net automotive cash provided by (used in) operating activities	$0.3	$(2.2)	$2.5

In the three months ended March 31, 2020, the increase in Net automotive cash provided by operating activities was primarily due to: (1) favorable working capital primarily due to favorable accounts receivable of $4.6 billion, partially offset by unfavorable accounts payable of $2.2 billion; and (2) favorable dividend received from GM Financial of $0.4 billion; partially offset by (3) several other insignificant items.

	Three Months Ended		Change
	March 31, 2020	March 31, 2019
Investing Activities
Capital expenditures	$(1.2)	$(2.0)	$0.8
Acquisitions and liquidations of marketable securities, net(a)	(2.4)	—	(2.4)
Net automotive cash used in investing activities	$(3.6)	$(2.0)	$(1.6)
__________

(a)	Amount includes $0.5 billion of proceeds from the sale of the vast majority of our Lyft shares for the three months ended March 31, 2020.

	Three Months Ended		Change
	March 31, 2020	March 31, 2019
Financing Activities
Borrowings against credit facilities	$15.9	$0.4	$15.5
Net proceeds from short-term debt	0.3	0.7	(0.4)
Dividends paid and payments to purchase common stock	(0.6)	(0.6)	—
Other	(0.1)	(0.2)	0.1
Net automotive cash provided by financing activities	$15.5	$0.3	$15.2

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. For the three months ended March 31, 2020, net automotive cash provided by operating activities under U.S. GAAP was $0.3 billion, capital expenditures were $1.2 billion, and adjustments for management actions were insignificant.

For the three months ended March 31, 2019, net automotive cash used in operating activities under U.S. GAAP was $2.2 billion, capital expenditures were $2.0 billion, and an adjustment for management actions related to transformation activities primarily in GMNA was $0.3 billion.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). All four credit rating agencies currently rate our corporate credit at investment grade. The following table summarizes our credit ratings at April 20, 2020:

	Corporate	Revolving Credit Facilities	Senior Unsecured	Outlook
DBRS Limited	BBB (high)	BBB (high)	N/A	Under review with negative implications
Fitch	BBB	BBB	BBB	Stable
Moody's	Investment Grade	Baa2	Baa3	Under review for downgrade
S&P	BBB	BBB	BBB	Credit watch with negative implications

In March 2020 Moody’s, S&P and DBRS Limited placed our ratings under review for downgrade, on credit watch with negative implications and under review with negative implications. Fitch’s credit ratings remained unchanged since December 31, 2019.

Cruise Liquidity The changes in our Cruise available liquidity in the three months ended March 31, 2020 were driven by operating cash flow. When Cruise's autonomous vehicles are ready for commercial deployment, Softbank Vision Fund (AIV M2), L.P. is obligated to purchase additional Cruise convertible preferred shares for $1.35 billion.

Cruise Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2020	March 31, 2019
Net cash used in operating activities	$(0.2)	$(0.1)	$(0.1)
Net cash used in investing activities	$(0.6)	$—	$(0.6)

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

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$11.6	$3.3
Borrowing capacity on unpledged eligible assets	10.0	17.5
Borrowing capacity on committed unsecured lines of credit	0.2	0.3
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity(a)	$23.9	$23.1
__________

(a)	Amounts may not sum due to rounding.

In the three months ended March 31, 2020, GM Financial's available liquidity was relatively unchanged from December 31, 2019. However, GM Financial’s cash and cash equivalents increased and borrowing capacity decreased due to increased utilization of credit facilities during the three months ended March 31, 2020 to preserve financial flexibility in response to the current uncertainty in global markets and the current economic environment resulting from the COVID-19 pandemic. GM Financial

GENERAL MOTORS COMPANY AND SUBSIDIARIES

structures liquidity to cover an extended period without access to new debt financing transactions or other capital markets activity while continuing forecasted originations.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at March 31, 2020 and December 31, 2019. Refer to the Automotive Liquidity section of this MD&A for additional details.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At March 31, 2020 secured, committed unsecured and uncommitted unsecured credit facilities totaled $26.0 billion, $0.5 billion and $1.8 billion with advances outstanding of $14.3 billion, $0.2 billion and $1.8 billion.

GM Financial Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2020	March 31, 2019
Net cash provided by operating activities	$2.2	$2.1	$0.1
Net cash used in investing activities	$(2.7)	$(1.6)	$(1.1)
Net cash provided by financing activities	$7.8	$0.8	$7.0

In the three months ended March 31, 2020, Net cash provided by operating activities increased primarily due to an increase in net collateral held for derivative positions of $0.1 billion as a result of favorable changes in interest rates on GM Financial's collateralized derivative portfolio.

In the three months ended March 31, 2020, Net cash used in investing activities increased primarily due to decreased collections and recoveries on finance receivables of $1.5 billion partially offset by decreased purchases of finance receivables of $0.3 billion.

In the three months ended March 31, 2020, Net cash provided by financing activities increased primarily due to an increase in borrowings of $8.0 billion partially offset by an increase in debt repayments of $0.6 billion and dividend payments of $0.4 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Contractual Obligations and Other Long-Term Liabilities We have minimum commitments under contractual obligations, including purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including fixed or minimum quantities to be purchased or fixed minimum price provisions and the approximate timing of the transaction. Based on these definitions, the following table includes only those contracts that include fixed or minimum obligations. The majority of our purchases are not included in the table as they are made under purchase orders that are requirements-based and accordingly do not specify minimum quantities. The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at March 31, 2020:

	Payments Due by Period
	April 1, 2020 to December 31, 2020	2021	2022-2023	2024-2025	2026 and after	Total
Automotive debt(a)	$1,466	$1,220	$17,081	$560	$10,097	$30,424
Automotive Financing debt	36,122	23,383	20,235	10,869	5,171	95,780
Finance lease obligations	85	53	48	25	93	304
Automotive interest payments(b)	992	1,045	1,725	1,165	8,489	13,416
Automotive Financing interest payments(c)	2,249	1,620	1,802	758	231	6,660
Postretirement benefits(d)	188	232	462	—	—	882
Operating lease obligations	205	255	366	256	384	1,466
Other contractual commitments:
Material	1,506	522	130	64	19	2,241
Marketing	415	216	55	8	—	694
Other	982	747	1,221	198	184	3,332
Total contractual commitments(e)	$44,210	$29,293	$43,125	$13,903	$24,668	$155,199

Non-contractual benefits(f)	$219	$270	$484	$911	$9,314	$11,198
__________

(a)	Payments due in 2022 include $3.0 billion drawn on our three-year, $4.0 billion facility renewed in April 2020 for an additional year expiring in April 2022.

(b)
Amounts include automotive interest payments based on contractual terms and current interest rates on our debt and finance lease obligations. Automotive interest payments based on variable interest rates were determined using the interest rate in effect at March 31, 2020.

(c)
GM Financial interest payments were determined using the interest rate in effect at March 31, 2020 for floating rate debt and the contractual rates for fixed rate debt. GM Financial interest payments on floating rate tranches of the securitization notes payable were converted to a fixed rate based on the floating rate plus any expected hedge payments.

(d)	Amounts include OPEB payments under the contract term of the current labor agreements in North America and do not include pension funding obligations.

(e)
Amounts do not include future cash payments for purchase obligations and certain other accrued expenditures (unless listed in the table above) that were recorded in Accounts payable, Accrued liabilities and Other liabilities in our condensed consolidated financial statements at March 31, 2020.

(f)
Amounts include all expected future payments for both current and expected future service at March 31, 2020 for OPEB obligations for salaried and hourly employees extending beyond the current North American union contract agreements, workers' compensation and extended disability benefits. Amounts do not include pension funding obligations.

The table above does not reflect product warranty and related liabilities, certified pre-owned, extended warranty and free maintenance of $8.2 billion and unrecognized tax benefits of $0.7 billion due to the uncertainty regarding the future cash outflows potentially associated with these amounts. In addition, future cash outflows related to previously announced restructuring actions are not included in the table above. Refer to Note 17 of our condensed consolidated financial statements for additional information.

Critical Accounting Estimates The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A in our 2019 Form 10-K, as supplemented by the subsequent discussions of the allowance for loan losses on GM Financial receivables and the residual value of GM Financial leased vehicles.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial Allowance for Loan Losses Refer to Note 2 to our condensed consolidated financial statements for additional information regarding our allowance for loan losses on retail and commercial finance receivables. The GM Financial retail finance receivables portfolio consists of smaller-balance, homogeneous loans that are carried at amortized cost, net of allowance for loan losses. The allowance for loan losses on retail finance receivables reflects net credit losses expected to be incurred over the remaining life of the retail finance receivables. We believe that the allowance is adequate to cover expected credit losses on the retail finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.
As of March 31, 2020, GM Financial updated the forecast of economic factors for potential impacts from the COVID-19 pandemic. In addition, GM Financial lowered the forecast of expected recovery rates on repossessions. In aggregate, these updates resulted in an increase in the allowance for loan losses on the GM Financial retail finance receivables portfolio of $0.2 billion at March 31, 2020. Actual economic data and recovery rates that are lower than those we forecast would result in an increase to the allowance for loan losses.
The GM Financial commercial finance receivables portfolio consists of floorplan financing as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, and to purchase and/or finance dealership real estate. The allowance for loan losses on commercial finance receivables is also based on estimates that, effective January 1, 2020, include historical loss experience for the consolidated portfolio, as well as the forecast for industry vehicle sales. There can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

Residual Value of GM Financial Leased Vehicles At March 31, 2020, the estimated residual value of GM Financial’s leased vehicles at the end of the lease term was $29.5 billion. Depreciation reduces the carrying value of each leased asset in GM Financial’s operating lease portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. GM Financial reviewed the lease portfolio for indicators of impairment and determined that no impairment indicators were present at March 31, 2020. GM Financial updated residual value estimates on the lease portfolio to reflect the decrease in forecasted used vehicle prices due to economic impacts from the COVID-19 pandemic. If adverse economic impacts are sustained, used vehicle prices could decrease further, which could result in an impairment of the GM Financial lease portfolio. If an impairment exists, GM Financial would determine any shortfall in recoverability of the leased vehicle asset groups by year, make and model. Recoverability is calculated as the excess of: (1) the sum of remaining lease payments plus estimated residual value; over (2) leased vehicles, net less deferred revenue.

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may include "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and are often identified by words like "aim," “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions. In making these statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new products, services and customer experiences in response to increased competition in the automotive industry; (2) our ability to timely fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers; (3) the success of our crossovers, SUVs and full-size pickup trucks; (4) our ability to successfully and cost-effectively restructure our operations in the U.S. and various other countries and initiate additional cost reduction actions with minimal disruption; (5) our ability to reduce the cost of manufacturing electric vehicles and drive increased consumer adoption; (6) the unique technological, operational, regulatory and competitive risks related to the timing and commercialization of autonomous vehicles; (7) global automobile market sales volume, which can be volatile; (8) our significant business in China, which is subject to unique operational, competitive, regulatory and economic risks; (9) our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (10) the international scale and footprint of our operations, which exposes us to a variety of unique political, economic, competitive and regulatory risks, including the risk of changes in government leadership and laws (including labor, tax and other laws), political instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, public health crises, including the occurrence of a contagious disease or illness, such as the novel coronavirus, changes in foreign exchange rates and interest rates, economic downturns in foreign countries, differing local product preferences and product requirements, compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements and union relationships, differing dealer and franchise regulations and relationships, and difficulties in obtaining financing in foreign countries; (11) any

GENERAL MOTORS COMPANY AND SUBSIDIARIES

significant disruption, including any work stoppages, at any of our manufacturing facilities; (12) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (13) prices of raw materials used by us and our suppliers; (14) our highly competitive industry, which is characterized by excess manufacturing capacity and the use of incentives and the introduction of new and improved vehicle models by our competitors; (15) the possibility that competitors may independently develop products and services similar to ours or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (16) our ability to manage risks related to security breaches and other disruptions to our information technology systems and networked products, including connected vehicles and in-vehicle systems; (17) our ability to comply with increasingly complex, restrictive and punitive regulations relating to our enterprise data practices, including the collection, use, sharing and security of the Personal Identifiable Information of our customers, employees, or suppliers; (18) our ability to comply with extensive laws, regulations and policies applicable to our operations and products, including those relating to fuel economy and emissions and autonomous vehicles; (19) costs and risks associated with litigation and government investigations; (20) the costs and effect on our reputation of product safety recalls and alleged defects in products and services; (21) any additional tax expense or exposure; (22) our continued ability to develop captive financing capability through GM Financial; and (23) any significant increase in our pension funding requirements. A further list and description of these risks, uncertainties and other factors can be found in our 2019 Form 10-K and our subsequent filings with the SEC.

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

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since December 31, 2019. For further discussion on market risk, refer to Item 7A of our 2019 Form 10-K.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2020 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at March 31, 2020.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to the onset of the COVID-19 global pandemic, we are monitoring our control environment with increased vigilance to ensure changes as a result of physical distancing are addressed and all increased risks are mitigated. For additional information refer to Item 1A. Risk Factors.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II
Item 1. Legal Proceedings

The discussion under "Litigation-Related Liability and Tax Administrative Matters" in Note 15 to our condensed consolidated financial statements is incorporated by reference into this Part II – Item 1.

*  *  *  *  *  *  *

Item 1A. Risk Factors

The COVID-19 pandemic may disrupt our business and operations, which could materially adversely impact our business, financial condition, liquidity and results of operations. Pandemics, epidemics or disease outbreaks in the U.S. or globally may disrupt our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. In January 2020, the World Health Organization declared the COVID-19 outbreak a public health emergency and in March 2020 declared it a global pandemic. While initially the outbreak was largely concentrated in China, it has since spread globally and has caused significant disruption to the global economy, including the automotive industry. In response, we implemented work-from-home protocols for employees who can work remotely and systematically suspended the majority of our global manufacturing operations. During the three months ended March 31, 2020, our Automotive China JVs’ manufacturing operations were also suspended for a period of time and have recently resumed production. As of the date of this report, our manufacturing operations in North America and certain other regions remain suspended. While we are reevaluating production status on a week-by-week basis, we currently expect to gradually resume critical manufacturing operations in North America beginning in May 2020. The resumption of our manufacturing operations will be made in consultation with our entire value chain, including unions, suppliers, dealers and other stakeholders. Resuming production will be facilitated by enhanced public health procedures, including temperature screening of employees before entry into facilities, shift adjustments to allow for physical distancing, deep cleaning of facilities after each shift, and the provision of personal protective equipment.

The full extent to which the COVID-19 pandemic will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak or subsequent outbreaks. In particular, if COVID-19 continues to spread or re-emerges, particularly in North America where our profits are most concentrated, resulting in a prolonged period of travel, commercial, social and other similar restrictions, we could experience among other things: (1) global supply disruptions; (2) labor disruptions; (3) an inability to manufacture; (4) an inability to sell to our customers; (5) a decline in showroom traffic and customer demand during and following the pandemic; (6) customer defaults on automobile loans and leases; (7) lower than expected pricing on vehicles sold at auction; and (8) an impaired ability to access credit and the capital markets. Further, we expect the COVID-19 pandemic, and the related adverse economic impact, will result in a significant contraction of total industry volumes in 2020. We also have substantial cash requirements going forward, including: (1) ongoing cash costs including payments associated with previously announced vehicle recalls, the settlements of the multi-district litigation and any other recall-related contingencies, payments to service debt and other long-term obligations, including repayment of amounts drawn on our revolving credit facilities and mandatory contributions to our pension plans; (2) capital expenditures and payments for engineering and product development activities; and (3) funding our negative working capital. We cannot predict with confidence whether our current liquidity will be sufficient to fund our ongoing needs because the duration of the COVID-19 pandemic and the extent to which it will impact our operations is highly uncertain and will depend on future developments. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic could continue to have a material impact on our business, financial condition and results of operations. For a further discussion of the impact of COVID-19 on our liquidity, refer to the “Liquidity and Capital Resources” section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As the COVID-19 pandemic continues to adversely affect our operating and financial results, it may also heighten many of the other risks described in Item 1A. Risk Factors in our 2019 Form 10-K. In particular, see the risk factors regarding global automobile sales volumes, scale and footprint of our operations, disruptions at our manufacturing facilities, disruptions in our suppliers’ operations, and reliance on GM Financial.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended March 31, 2020:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
January 1, 2020 through January 31, 2020	28,331	$35.82	—	$3.4 billion
February 1, 2020 through February 29, 2020	2,480,515	$34.79	—	$3.4 billion
March 1, 2020 through March 31, 2020	3,240,152	$27.88	3,238,308	$3.3 billion
Total	5,748,998	$30.90	3,238,308
__________

(a)
Shares purchased consist of shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs, Performance Stock Units and Restricted Stock Awards relating to compensation plans. Refer to our 2019 Form 10-K for additional details on employee stock incentive plans.

(b)
In January 2017, we announced that our Board of Directors had authorized the purchase of up to $5.0 billion of our common stock with no expiration date. Beginning March 3, 2020 to March 11, 2020, total share purchases under this program were $90 million. In April 2020 we agreed not to execute any share repurchases until we no longer have outstanding borrowings under the revolving credit facilities, except for the three-year, $3.0 billion facility.

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
Incorporated by Reference
10.1*	Form of Performance Share Unit Award Agreement under the General Motors Company 2017 Long-Term Incentive Plan	Filed Herewith
10.2*	Form of Non-Qualified Stock Option Award Agreement under the General Motors Company 2017 Long-Term Incentive Plan	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements
Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
__________
* Management contracts or compensatory plans and arrangements.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	May 6, 2020