Form 10-Q
period 2020-06-30
General Motors Co
filed 2020-07-29
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 15, 2020 there were 1,431,096,512 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales and revenue
Automotive	$13,363	$32,425	$42,513	$63,686
GM Financial	3,415	3,635	6,974	7,252
Total net sales and revenue (Note 3)	16,778	36,060	49,487	70,938
Costs and expenses
Automotive and other cost of sales	13,444	28,327	40,170	56,556
GM Financial interest, operating and other expenses	3,238	3,144	6,594	6,450
Automotive and other selling, general and administrative expense	1,310	2,102	3,280	4,201
Total costs and expenses	17,992	33,573	50,044	67,207
Operating income (loss)	(1,214)	2,487	(557)	3,731
Automotive interest expense	303	195	496	376
Interest income and other non-operating income, net	413	364	724	1,169
Equity income (Note 8)	212	271	80	685
Income (loss) before income taxes	(892)	2,927	(249)	5,209
Income tax expense (benefit) (Note 16)	(112)	524	245	661
Net income (loss)	(780)	2,403	(494)	4,548
Net loss attributable to noncontrolling interests	22	15	30	27
Net income (loss) attributable to stockholders	$(758)	$2,418	$(464)	$4,575

Net income (loss) attributable to common stockholders	$(806)	$2,381	$(559)	$4,500

Earnings (loss) per share (Note 19)
Basic earnings (loss) per common share	$(0.56)	$1.68	$(0.39)	$3.17
Weighted-average common shares outstanding – basic	1,432	1,420	1,432	1,419

Diluted earnings (loss) per common share	$(0.56)	$1.66	$(0.39)	$3.13
Weighted-average common shares outstanding – diluted	1,432	1,438	1,432	1,437

Dividends declared per common share	$—	$0.38	$0.38	$0.76

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income (loss)	$(780)	$2,403	$(494)	$4,548
Other comprehensive income (loss), net of tax (Note 18)
Foreign currency translation adjustments and other	(58)	68	(1,031)	217
Defined benefit plans	(39)	6	278	42
Other comprehensive income (loss), net of tax	(97)	74	(753)	259
Comprehensive income (loss)	(877)	2,477	(1,247)	4,807
Comprehensive loss attributable to noncontrolling interests	18	20	38	37
Comprehensive income (loss) attributable to stockholders	$(859)	$2,497	$(1,209)	$4,844

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$28,228	$19,069
Marketable debt securities (Note 4)	9,254	4,174
Accounts and notes receivable, net	7,946	6,797
GM Financial receivables, net (Note 5; Note 10 at VIEs)	22,851	26,601
Inventories (Note 6)	10,280	10,398
Other current assets (Note 4; Note 10 at VIEs)	8,938	7,953
Total current assets	87,497	74,992
Non-current Assets
GM Financial receivables, net (Note 5; Note 10 at VIEs)	28,999	26,355
Equity in net assets of nonconsolidated affiliates (Note 8)	7,724	8,562
Property, net	37,066	38,750
Goodwill and intangible assets, net	5,282	5,337
Equipment on operating leases, net (Note 7; Note 10 at VIEs)	39,601	42,055
Deferred income taxes	24,654	24,640
Other assets (Note 4; Note 10 at VIEs)	6,712	7,346
Total non-current assets	150,038	153,045
Total Assets	$237,535	$228,037

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$15,154	$21,018
Short-term debt and current portion of long-term debt (Note 11)
Automotive	2,710	1,897
GM Financial (Note 10 at VIEs)	37,313	35,503
Accrued liabilities (Note 13)	22,727	26,487
Total current liabilities	77,904	84,905
Non-current Liabilities
Long-term debt (Note 11)
Automotive	32,211	12,489
GM Financial (Note 10 at VIEs)	54,939	53,435
Postretirement benefits other than pensions (Note 14)	5,836	5,935
Pensions (Note 14)	11,249	12,170
Other liabilities (Note 13)	11,903	13,146
Total non-current liabilities	116,138	97,175
Total Liabilities	194,042	182,080
Commitments and contingencies (Note 15)
Equity (Note 18)
Common stock, $0.01 par value	14	14
Additional paid-in capital	26,087	26,074
Retained earnings	25,104	26,860
Accumulated other comprehensive loss	(11,901)	(11,156)
Total stockholders’ equity	39,304	41,792
Noncontrolling interests	4,189	4,165
Total Equity	43,493	45,957
Total Liabilities and Equity	$237,535	$228,037

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities
Net income (loss)	$(494)	$4,548
Depreciation and impairment of Equipment on operating leases, net	3,759	3,748
Depreciation, amortization and impairment charges on Property, net	2,814	3,775
Foreign currency remeasurement and transaction gains	(63)	(178)
Undistributed earnings of nonconsolidated affiliates, net	446	256
Pension contributions and OPEB payments	(327)	(570)
Pension and OPEB income, net	(518)	(306)
Provision (benefit) for deferred taxes	(24)	79
Change in other operating assets and liabilities	(6,847)	(6,357)
Net cash provided by (used in) operating activities	(1,254)	4,995
Cash flows from investing activities
Expenditures for property	(2,336)	(3,476)
Available-for-sale marketable securities, acquisitions	(7,656)	(2,213)
Available-for-sale marketable securities, liquidations	3,694	1,244
Purchases of finance receivables, net	(14,929)	(13,757)
Principal collections and recoveries on finance receivables	9,563	11,708
Purchases of leased vehicles, net	(6,054)	(8,189)
Proceeds from termination of leased vehicles	5,537	6,444
Other investing activities	(155)	99
Net cash used in investing activities	(12,336)	(8,140)
Cash flows from financing activities
Net increase in short-term debt	846	936
Proceeds from issuance of debt (original maturities greater than three months)	53,465	20,511
Payments on debt (original maturities greater than three months)	(29,512)	(20,625)
Proceeds from issuance of subsidiary preferred stock	—	414
Dividends paid	(592)	(1,184)
Other financing activities	(491)	(264)
Net cash provided by (used in) financing activities	23,716	(212)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(429)	42
Net increase (decrease) in cash, cash equivalents and restricted cash	9,697	(3,315)
Cash, cash equivalents and restricted cash at beginning of period	22,943	23,496
Cash, cash equivalents and restricted cash at end of period	$32,640	$20,181

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$1,773	$3,026

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2019	$14	$25,563	$22,322	$(9,039)	$3,917	$42,777
Net income	—	—	2,157	—	(12)	2,145
Other comprehensive income	—	—	—	190	(5)	185
Stock based compensation	—	95	(6)	—	—	89
Cash dividends paid on common stock	—	—	(539)	—	—	(539)
Dividends to noncontrolling interests	—	—	—	—	(18)	(18)
Other	—	3	5	—	(9)	(1)
Balance at March 31, 2019	14	25,661	23,939	(8,849)	3,873	44,638
Net income	—	—	2,418	—	(15)	2,403
Other comprehensive income	—	—	—	79	(5)	74
Issuance of subsidiary preferred stock (Note 18)	—	—	—	—	408	408
Stock based compensation	—	78	(9)	—	—	69
Cash dividends paid on common stock	—	—	(540)	—	—	(540)
Dividends to noncontrolling interests	—	—	—	—	(23)	(23)
Other	—	26	(1)	—	35	60
Balance at June 30, 2019	$14	$25,765	$25,807	$(8,770)	$4,273	$47,089

Balance at January 1, 2020	$14	$26,074	$26,860	$(11,156)	$4,165	$45,957
Adoption of accounting standards (Note 1)	—	—	(660)	—	—	(660)
Net income	—	—	294	—	(8)	286
Other comprehensive loss	—	—	—	(644)	(12)	(656)
Issuance of subsidiary preferred stock	—	—	—	—	26	26
Purchase of common stock	—	(57)	(33)	—	—	(90)
Stock based compensation	—	(3)	(7)	—	—	(10)
Cash dividends paid on common stock	—	—	(545)	—	—	(545)
Dividends to noncontrolling interests	—	—	—	—	(4)	(4)
Other	—	—	(24)	—	37	13
Balance at March 31, 2020	14	26,014	25,885	(11,800)	4,204	44,317
Net loss	—	—	(758)	—	(22)	(780)
Other comprehensive loss	—	—	—	(101)	4	(97)
Issuance of subsidiary preferred stock	—	—	—	—	26	26
Stock based compensation	—	73	—	—	—	73
Dividends to noncontrolling interests	—	—	—	—	(39)	(39)
Other	—	—	(23)	—	16	(7)
Balance at June 30, 2020	$14	$26,087	$25,104	$(11,901)	$4,189	$43,493

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

Accounting Standards Not Yet Adopted In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04), which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 became effective March 12, 2020 and may be applied prospectively through December 31, 2022. We do not believe the discontinuance of LIBOR will be a significant event for our Automotive arrangements. A substantial portion of GM Financial’s indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. The adoption of ASU 2020-04 is not expected to have a material impact on our condensed consolidated financial statements as the standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. We continue to monitor the impact the discontinuance of LIBOR or another reference rate will have on GM Financial's contracts, hedging relationships and other transactions.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Marketable Debt Securities We classify marketable debt securities as either available-for-sale or trading. Various factors, including turnover of holdings and investment guidelines, are considered in determining the classification of securities. Available-for-sale debt securities are recorded at fair value with unrealized gains, and losses that are not credit related, recorded net of applicable taxes in Accumulated other comprehensive loss until realized. Credit losses are recorded in Interest income and other non-operating income, net.
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
Note 3. Revenue
The following table disaggregates our revenue by major source:

	Three Months Ended June 30, 2020
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$10,850	$1,439	$—	$12,289	$—	$—	$—	$12,289
Used vehicles	122	17	8	147	—	—	—	147
Services and other	632	221	72	925	28	—	(26)	927
Automotive net sales and revenue	11,604	1,677	80	13,361	28	—	(26)	13,363
Leased vehicle income	—	—	—	—	—	2,386	—	2,386
Finance charge income	—	—	—	—	—	966	—	966
Other income	—	—	—	—	—	71	(8)	63
GM Financial net sales and revenue	—	—	—	—	—	3,423	(8)	3,415
Net sales and revenue	$11,604	$1,677	$80	$13,361	$28	$3,423	$(34)	$16,778

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended June 30, 2019
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$26,976	$3,744	$—	$30,720	$—	$—	$—	$30,720
Used vehicles	577	29	—	606	—	—	—	606
Services and other	771	274	54	1,099	25	—	(25)	1,099
Automotive net sales and revenue	28,324	4,047	54	32,425	25	—	(25)	32,425
Leased vehicle income	—	—	—	—	—	2,512	—	2,512
Finance charge income	—	—	—	—	—	1,008	(2)	1,006
Other income	—	—	—	—	—	119	(2)	117
GM Financial net sales and revenue	—	—	—	—	—	3,639	(4)	3,635
Net sales and revenue	$28,324	$4,047	$54	$32,425	$25	$3,639	$(29)	$36,060

	Six Months Ended June 30, 2020
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$35,426	$4,437	$—	$39,863	$—	$—	$—	$39,863
Used vehicles	498	42	10	550	—	—	—	550
Services and other	1,511	478	108	2,097	53	—	(50)	2,100
Automotive net sales and revenue	37,435	4,957	118	42,510	53	—	(50)	42,513
Leased vehicle income	—	—	—	—	—	4,849	—	4,849
Finance charge income	—	—	—	—	—	1,972	(1)	1,971
Other income	—	—	—	—	—	163	(9)	154
GM Financial net sales and revenue	—	—	—	—	—	6,984	(10)	6,974
Net sales and revenue	$37,435	$4,957	$118	$42,510	$53	$6,984	$(60)	$49,487

	Six Months Ended June 30, 2019
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$52,938	$7,311	$—	$60,249	$—	$—	$—	$60,249
Used vehicles	1,204	64	—	1,268	—	—	—	1,268
Services and other	1,547	522	100	2,169	50	—	(50)	2,169
Automotive net sales and revenue	55,689	7,897	100	63,686	50	—	(50)	63,686
Leased vehicle income	—	—	—	—	—	5,021	—	5,021
Finance charge income	—	—	—	—	—	1,995	(4)	1,991
Other income	—	—	—	—	—	243	(3)	240
GM Financial net sales and revenue	—	—	—	—	—	7,259	(7)	7,252
Net sales and revenue	$55,689	$7,897	$100	$63,686	$50	$7,259	$(57)	$70,938

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales increased revenue by $470 million and were insignificant in the three months ended June 30, 2020 and 2019.
Contract liabilities in our Automotive segments primarily consist of maintenance, extended warranty and other service contracts of $2.3 billion and $2.2 billion at June 30, 2020 and December 31, 2019, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $241 million and $627 million related to contract liabilities in the three and six months ended June 30, 2020 and $469 million and $902 million in the three and six months ended June 30, 2019. We expect to recognize revenue of $651 million in the six months ending December 31, 2020 and $718 million, $381 million and $533 million in the years ending December 31, 2021, 2022 and thereafter related to contract liabilities at June 30, 2020.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	June 30, 2020	December 31, 2019
Cash and cash equivalents
Cash and time deposits(a)		$13,203	$6,828
Available-for-sale debt securities
U.S. government and agencies	2	3,879	1,484
Corporate debt	2	3,318	5,863
Sovereign debt	2	2,250	2,123
Total available-for-sale debt securities – cash equivalents		9,447	9,470
Money market funds	1	5,578	2,771
Total cash and cash equivalents(b)		$28,228	$19,069
Marketable debt securities
U.S. government and agencies(c)	2	$3,435	$226
Corporate debt	2	3,552	2,932
Mortgage and asset-backed	2	641	681
Sovereign debt	2	1,626	335
Total available-for-sale debt securities – marketable securities(d)		$9,254	$4,174
Restricted cash
Cash and cash equivalents		$267	$292
Money market funds	1	4,145	3,582
Total restricted cash		$4,412	$3,874

Available-for-sale debt securities included above with contractual maturities(e)
Due in one year or less		$15,333
Due between one and five years		2,727
Total available-for-sale debt securities with contractual maturities		$18,060
__________
(a)Includes $248 million designated exclusively to fund capital expenditures in GM Korea Company (GM Korea) at December 31, 2019. No amount was designated exclusively to fund GM Korea capital expenditures at June 30, 2020.
(b)Includes $1.2 billion and $2.3 billion in Cruise at June 30, 2020 and December 31, 2019.
(c)Includes $505 million of marketable debt securities pending cash settlement at June 30, 2020.
(d)Includes $960 million and $266 million in Cruise at June 30, 2020 and December 31, 2019.
(e)Excludes mortgage- and asset-backed securities of $641 million at June 30, 2020 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt investments sold prior to maturity were $554 million and $486 million in the three months ended June 30, 2020 and 2019 and $920 million and $1.1 billion in the six months ended June 30, 2020 and 2019. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three and six months ended June 30, 2020 and 2019. Cumulative unrealized gains and losses on available-for-sale debt securities were insignificant at June 30, 2020 and December 31, 2019.

We liquidated our remaining shares in Lyft, Inc. (Lyft) in the three months ended June 30, 2020. We recorded an unrealized loss of $65 million and an unrealized gain of $220 million in Interest income and other non-operating income, net in the three and six months ended June 30, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

June 30, 2020
Cash and cash equivalents	$28,228
Restricted cash included in Other current assets	3,930
Restricted cash included in Other assets	482
Total	$32,640

Note 5. GM Financial Receivables and Transactions

	June 30, 2020			December 31, 2019
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables, net of fees	$46,472	$7,489	$53,961	$42,229	$11,671	$53,900
Less: allowance for loan losses	(2,044)	(67)	(2,111)	(866)	(78)	(944)
GM Financial receivables, net	$44,428	$7,422	$51,850	$41,363	$11,593	$52,956

Fair value of GM Financial receivables utilizing Level 2 inputs			$7,422			$11,593
Fair value of GM Financial receivables utilizing Level 3 inputs			$46,603			$41,973
__________
(a)Net of dealer cash management balances of $1.3 billion and $1.2 billion at June 30, 2020 and December 31, 2019. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Allowance for loan losses at beginning of period	$1,966	$924	$944	$911
Impact of adoption ASU 2016-13 (Note 1)	—	—	801	—
Provision for loan losses	327	179	793	354
Charge-offs	(273)	(279)	(613)	(588)
Recoveries	91	132	247	277
Effect of foreign currency	—	1	(61)	3
Allowance for loan losses at end of period	$2,111	$957	$2,111	$957

The provision for loan losses increased primarily due to increased expected charge-offs and decreased expected recoveries as a result of the economic impact of the novel strain of the coronavirus (COVID-19) pandemic.

Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at June 30, 2020 is as follows:

	Year of Origination							June 30, 2020		December 31, 2019
	2020	2019	2018	2017	2016	2015	Prior	Total	Percent	Total	Percent
Prime – FICO score 680 and greater	$10,305	$9,009	$6,056	$2,774	$940	$253	$9	$29,346	63.2%	$25,400	60.1%
Near-prime – FICO score 620 to 679	1,785	2,533	1,574	828	340	138	25	7,223	15.5%	6,862	16.3%
Sub-prime – FICO score less than 620	1,917	3,178	1,982	1,440	833	396	157	9,903	21.3%	9,967	23.6%
Retail finance receivables, net of fees	$14,007	$14,720	$9,612	$5,042	$2,113	$787	$191	$46,472	100.0%	$42,229	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $907 million and $875 million at June 30, 2020 and December 31, 2019. The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at June 30, 2020:

	Year of Origination							June 30, 2020		June 30, 2019
	2020	2019	2018	2017	2016	2015	Prior	Total	Percent	Total(a)	Percent
Current	$13,875	$14,234	$9,224	$4,752	$1,930	$689	$148	$44,852	96.5%
31-to-60 days	86	295	236	181	114	61	25	998	2.2%	$1,083	2.5%
Greater-than-60 days	44	183	147	106	67	36	18	601	1.3%	498	1.2%
Finance receivables more than 30 days delinquent	130	478	383	287	181	97	43	1,599	3.5%	1,581	3.7%
In repossession	2	8	5	3	2	1	—	21	—%	48	0.1%
Finance receivables more than 30 days delinquent or in repossession	132	486	388	290	183	98	43	1,620	3.5%	$1,629	3.8%
Retail finance receivables, net of fees	$14,007	$14,720	$9,612	$5,042	$2,113	$787	$191	$46,472	100.0%
__________
(a)Represents the contractual amounts of delinquent retail finance receivables, which is not significantly different than the outstanding amortized cost for such receivables.

The outstanding amortized cost of retail finance receivables that are considered TDRs was $2.3 billion at June 30, 2020, including $320 million in nonaccrual loans.

Commercial Finance Receivables GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. GM Financial performs periodic credit reviews of each dealership and adjusts the dealership's risk rating, if necessary. The commercial finance receivables on nonaccrual status were insignificant at June 30, 2020.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following table summarizes the credit risk profile by dealer risk rating of commercial finance receivables at June 30, 2020:

	Year of Origination(a)								June 30, 2020
	Revolving	2020	2019	2018	2017	2016	2015	Prior	Total	Percent
I	$5,989	$134	$226	$81	$102	$127	$61	$8	$6,728	89.8%
II	388	1	7	3	21	4	13	22	459	6.1%
III	247	—	8	29	2	10	1	—	297	4.0%
IV	1	—	—	—	—	—	4	—	5	0.1%
Commercial finance receivables, net of fees	$6,625	$135	$241	$113	$125	$141	$79	$30	$7,489	100.0%
__________
(a)Floorplan advances comprise 97% of the total revolving balance. Dealer term loans are presented by year of origination.

Transactions with GM Financial The following table shows transactions between our Automotive segments and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	June 30, 2020	December 31, 2019
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$395	$478
Finance receivables from GM subsidiaries	$17	$39
Subvention receivable(b)	$618	$676
Loans receivable(b)	$947	$—
Commercial loan funding payable	$52	$74

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$162	$147	$318	$295
Leased vehicle subvention earned	$765	$818	$1,570	$1,653
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Cash paid by Automotive segments to GM Financial for subvention was $967 million and $959 million in the three months ended June 30, 2020 and 2019 and $2.0 billion in the six months ended June 30, 2020 and 2019. Loans receivable include amounts funded to Automotive segments primarily in the amount of subvention owed to GM Financial in the three months ended June 30, 2020.

GM Financial's Board of Directors declared and paid dividends of $400 million and $800 million on its common stock in the three and six months ended June 30, 2020.

Note 6. Inventories

	June 30, 2020	December 31, 2019
Total productive material, supplies and work in process	$5,149	$4,713
Finished product, including service parts	5,131	5,685
Total inventories	$10,280	$10,398

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 7. Equipment on Operating Leases
Equipment on operating leases primarily consists of leases to retail customers of GM Financial. The current portion of net equipment on operating leases is included in Other current assets.

	June 30, 2020	December 31, 2019
Equipment on operating leases	$50,685	$53,081
Less: accumulated depreciation	(11,078)	(10,989)
Equipment on operating leases, net	$39,607	$42,092

Depreciation expense related to Equipment on operating leases, net was $1.9 billion and $1.8 billion in the three months ended June 30, 2020 and 2019 and $3.7 billion in the six months ended June 30, 2020 and 2019.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2020	2021	2022	2023	2024	Total
Lease receipts under operating leases	$3,333	$4,961	$2,481	$435	$19	$11,229

Note 8. Equity in Net Assets of Nonconsolidated Affiliates

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Automotive China equity income	$169	$235	$2	$611
Other joint ventures equity income	43	36	78	74
Total Equity income	$212	$271	$80	$685
There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$9,239	$9,002	$13,560	$19,148
Automotive China JVs' net income	$562	$499	$214	$1,266
Dividends declared but not paid from our nonconsolidated affiliates were $526 million and an insignificant amount at June 30, 2020 and December 31, 2019. Dividends received from our nonconsolidated affiliates were $525 million and $526 million in the three and six months ended June 30, 2020 and $941 million in the three and six months ended June 30, 2019. Undistributed earnings from our nonconsolidated affiliates were $1.7 billion and $2.1 billion at June 30, 2020 and December 31, 2019.
Note 9. Goodwill

We had Goodwill of $1.9 billion at June 30, 2020, which includes $1.3 billion related to GM Financial's North America reporting unit. Since December 31, 2019, the COVID-19 pandemic has caused material disruption to businesses, resulting in an economic slowdown. The economic and social uncertainty resulting from the COVID-19 pandemic indicated that it was more likely than not that a goodwill impairment existed at March 31, 2020 for GM Financial's North America reporting unit. Therefore, in the three months ended March 31, 2020, we performed an event-driven goodwill impairment test for GM Financial's North America reporting unit and determined no goodwill impairment existed.
The fair value of GM Financial's North America reporting unit at March 31, 2020 was determined based on valuation techniques using the best available information, primarily discounted cash flow projections. We make significant assumptions and estimates about the extent and timing of future cash flows. There can be no assurance that anticipated financial results will

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
be achieved. Under multiple scenarios, including fully weighting the downside cash flow scenario, the estimated fair value of GM Financial's North America reporting unit at March 31, 2020 exceeded its carrying amount. During the three months ended June 30, 2020, we noted no further material deterioration in our economic performance or outlook that would indicate further testing of goodwill impairment was warranted. Future goodwill impairment could be recognized should economic uncertainty continue, thereby resulting in a prolonged economic slowdown and a corresponding decline in the fair value of our reporting units.
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

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	June 30, 2020	December 31, 2019
Restricted cash – current	$2,269	$2,202
Restricted cash – non-current	$401	$441
GM Financial receivables, net of fees – current	$15,457	$19,081
GM Financial receivables, net of fees – non-current	$14,009	$15,921
GM Financial equipment on operating leases, net	$19,172	$14,464
GM Financial short-term debt and current portion of long-term debt	$24,245	$23,952
GM Financial long-term debt	$15,961	$15,819

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 11. Debt

Automotive The following table presents debt in our automotive operations:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$274	$272	$167	$165
Unsecured debt	34,308	36,093	13,909	15,247
Finance lease liabilities	339	605	310	516
Total automotive debt(a)	$34,921	$36,970	$14,386	$15,928

Fair value utilizing Level 1 inputs		$17,660		$13,628
Fair value utilizing Level 2 inputs		$19,310		$2,300

Available under credit facility agreements(b)		$2,335		$17,285
Weighted-average interest rate on outstanding short-term debt(c)		3.9%		4.9%
Weighted-average interest rate on outstanding long-term debt(c)		3.5%		5.4%
__________
(a)Includes net discount and debt issuance costs of $514 million and $540 million at June 30, 2020 and December 31, 2019.
(b)Excludes our 364-day, $2.0 billion facility designated for exclusive use by GM Financial.
(c)Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

Unsecured debt primarily consists of revolving credit facilities and senior notes. In the six months ended June 30, 2020, we borrowed: (1) $3.4 billion against our three-year, $4.0 billion facility; (2) $2.0 billion against our three-year, $3.0 billion facility, which reduced to $2.0 billion in May 2020 (three-year, $2.0 billion transformation facility); and (3) $10.5 billion against our five-year, $10.5 billion facility, with maturity dates ranging from 2021 to 2023.

In April 2020, we renewed our 364-day, $2.0 billion facility designated for exclusive use by GM Financial for an additional 364-day term and extended $3.6 billion of the three-year, $4.0 billion facility for an additional year expiring in April 2022. The remaining portion will expire in April 2021, unless extended. As part of the extension of the three-year, $4.0 billion facility, we have agreed not to execute any share repurchases until we no longer have outstanding borrowings under the revolving credit facilities, except for the three-year, $2.0 billion transformation facility. In addition, we are restricted from paying dividends on our common shares if outstanding borrowings under the revolving credit facilities exceed $5.0 billion, with the exception of the three-year, $2.0 billion transformation facility.

In May 2020, we issued $4.0 billion in aggregate principal amount of senior unsecured notes with a weighted average interest rate of 6.11% and maturity dates ranging from 2023 to 2027. The notes are governed by a sixth supplemental indenture and the same base indenture that governs our existing notes, which contains terms and covenants customary for these types of securities, including a limitation on the amount of certain secured debt we may incur. The net proceeds from the issuance of these senior unsecured notes provide additional financial flexibility and will be used for general corporate purposes. In May 2020, we also entered into a new unsecured 364-day, $2.0 billion revolving credit facility as an additional source of available liquidity.

GM Financial The following table presents debt of GM Financial:

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$40,308	$40,673	$39,959	$40,160
Unsecured debt	51,944	52,017	48,979	50,239
Total GM Financial debt	$92,252	$92,690	$88,938	$90,399

Fair value utilizing Level 2 inputs		$91,237		$88,481
Fair value utilizing Level 3 inputs		$1,453		$1,918

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 10 for additional information on GM Financial's involvement with VIEs. GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain secured credit facilities. The weighted-average interest rate on secured debt was 2.42% at June 30, 2020. The revolving credit facilities have maturity dates ranging from 2020 to 2026 and securitization notes payable have maturity dates ranging from 2020 to 2027. At the end of the revolving period, if not renewed, the debt of revolving credit facilities will amortize over a defined period. In the six months ended June 30, 2020, GM Financial renewed revolving credit facilities with total borrowing capacity of $14.5 billion and issued $9.0 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 1.71% and maturity dates ranging from 2021 to 2027.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. Senior notes outstanding at June 30, 2020 have maturity dates ranging from 2020 through 2030 and have a weighted-average interest rate of 3.38%. In the six months ended June 30, 2020, GM Financial issued $5.9 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.41% and maturity dates ranging from 2023 to 2030.

Unsecured credit facilities and other unsecured debt have original maturities of up to four years. The weighted-average interest rate on these credit facilities and other unsecured debt was 3.15% at June 30, 2020.

Contractual Maturities The following table summarizes contractual maturities including finance leases at June 30, 2020:

	Automotive	Automotive Financing	Total
2020 (July 1, 2020 to December 31, 2020)	$1,489	$21,693	$23,182
2021	1,908	27,507	29,415
2022	5,160	14,878	20,038
2023	13,010	9,329	22,339
2024	75	6,170	6,245
2025	2,540	6,265	8,805
Thereafter	11,253	5,941	17,194
	$35,435	$91,783	$127,218

Note 12. Derivative Financial Instruments
Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	June 30, 2020	December 31, 2019
Derivatives not designated as hedges(a)
Foreign currency	2	$4,236	$5,075
Commodity	2	451	806
PSA warrants(b)	2	45	45
Total derivative financial instruments		$4,732	$5,926
__________
(a)The fair value of these derivative instruments at June 30, 2020 and December 31, 2019 and the gains/losses included in our condensed consolidated income statements for the three and six months ended June 30, 2020 and 2019 were insignificant, unless otherwise noted.
(b)The fair value of the warrants issued by Peugeot, S.A. (PSA Group) included in Other assets was $659 million and $964 million at June 30, 2020 and December 31, 2019. We recorded gains in Interest income and other non-operating income, net of $114 million and $32 million in the three months ended June 30, 2020 and 2019 and losses of $303 million and gains of $171 million in the six months ended June 30, 2020 and 2019.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	June 30, 2020			December 31, 2019
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps	2	$10,894	$609	$—	$9,458	$234	$23
Foreign currency swaps	2	1,797	26	68	1,796	22	71
Cash flow hedges
Interest rate swaps	2	964	—	32	590	—	6
Foreign currency swaps	2	5,143	26	302	4,429	40	119
Derivatives not designated as hedges(a)
Interest rate contracts	2	112,403	1,045	807	92,400	340	300
Total derivative financial instruments(b)		$131,201	$1,706	$1,209	$108,673	$636	$519
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and six months ended June 30, 2020 and 2019 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)GM Financial held $778 million and $210 million of collateral from counterparties available for netting against GM Financial's asset positions, and posted $274 million and an insignificant amount of collateral to counterparties available for netting against GM Financial's liability positions at June 30, 2020 and December 31, 2019.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	June 30, 2020		December 31, 2019
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
GM Financial unsecured debt	$24,203	$(648)	$20,397	$(77)
__________
(a)Includes an insignificant amount of amortization remaining on hedged items for which hedge accounting has been discontinued at June 30, 2020 and December 31, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 13. Accrued and Other Liabilities

	June 30, 2020	December 31, 2019
Accrued liabilities
Dealer and customer allowances, claims and discounts	$6,855	$10,402
Deferred revenue	3,106	3,234
Product warranty and related liabilities	2,728	2,987
Payrolls and employee benefits excluding postemployment benefits	1,573	1,969
Other	8,465	7,895
Total accrued liabilities	$22,727	$26,487

Other liabilities
Deferred revenue	$2,696	$2,962
Product warranty and related liabilities	4,312	4,811
Operating lease liabilities	960	1,010
Employee benefits excluding postemployment benefits	724	704
Postemployment benefits including facility idling reserves	617	633
Other	2,594	3,026
Total other liabilities	$11,903	$13,146

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$7,398	$7,552	$7,798	$7,590
Warranties issued and assumed in period – recall campaigns	41	128	158	252
Warranties issued and assumed in period – product warranty	220	529	718	1,056
Payments	(652)	(728)	(1,533)	(1,460)
Adjustments to pre-existing warranties	(1)	(57)	(20)	(22)
Effect of foreign currency and other	34	15	(81)	23
Warranty balance at end of period	$7,040	$7,439	$7,040	$7,439

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at June 30, 2020. Refer to Note 15 for reasonably possible losses on Takata Corporation (Takata) matters.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 14. Pensions and Other Postretirement Benefits

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$63	$37	$4	$98	$29	$4
Interest cost	429	88	44	566	118	55
Expected return on plan assets	(817)	(163)	—	(871)	(192)	—
Amortization of prior service cost (credit)	(1)	1	(2)	(1)	1	(4)
Amortization of net actuarial losses	4	40	18	3	30	7
Net periodic pension and OPEB (income) expense	$(322)	$3	$64	$(205)	$(14)	$62

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$125	$66	$9	$196	$64	$8
Interest cost	858	179	87	1,132	238	109
Expected return on plan assets	(1,633)	(333)	—	(1,739)	(387)	—
Amortization of prior service cost (credit)	(2)	3	(4)	(2)	2	(7)
Amortization of net actuarial losses	8	82	37	6	59	15
Net periodic pension and OPEB (income) expense	$(644)	$(3)	$129	$(407)	$(24)	$125

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income of $336 million and $232 million in the three months ended June 30, 2020 and 2019 and $674 million and $462 million in the six months ended June 30, 2020 and 2019 are presented in Interest income and other non-operating income, net.

Note 15. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At June 30, 2020 and December 31, 2019, we had accruals of $1.2 billion and $1.3 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly, adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

Appellate Litigation Regarding Successor Liability Ignition Switch Claims In 2016, the U.S. Court of Appeals for the Second Circuit held that the 2009 order of the United States Bankruptcy Court for the Southern District of New York (Bankruptcy Court) approving the sale of substantially all of the assets of Motors Liquidation Company (MLC), formerly known as General Motors Corporation, to GM free and clear of, among other things, claims asserting successor liability for obligations owed by MLC could not be enforced to bar claims against GM asserted by either plaintiffs who purchased used vehicles after the sale or against purchasers who asserted claims relating to the ignition switch defect, including pre-sale personal injury claims and economic-loss claims.

Economic-Loss Claims We are aware of over 100 putative class actions that were filed against GM in U.S. and Canadian courts alleging that consumers who purchased or leased vehicles manufactured by GM or MLC had been economically harmed by one or more of the 2014 recalls and/or the underlying vehicle conditions associated with those recalls (economic-loss cases).

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

In March 2020, GM, plaintiffs and the MLC GUC Trust (GUC Trust) reached a settlement agreement (Class Settlement Agreement) to resolve on a national basis the economic loss claims of the proposed settlement class and proposed sub-classes, consisting of consumers who purchased or leased GM vehicles covered by the seven 2014 safety recalls at issue in the Southern District and the Bankruptcy Court. The proposed Class Settlement Agreement provides a common fund of approximately $120 million for settlement class members, of which GM will fund approximately $70 million and the GUC Trust will fund the remaining $50 million. GM will also pay attorneys’ fees and costs that may be awarded by the Southern District to plaintiffs’ counsel up to a maximum of $35 million. In April 2020, the Avoidance Action Trust (AAT), GM and plaintiffs reached a tentative settlement under which the AAT will pay an insignificant amount and will be added as a settling party to the Class Settlement Agreement. During April and May 2020, the Southern District entered orders granting preliminary approval of the Class Settlement Agreement. The deadline for class members to object to or opt-out of the Class Settlement Agreement is October 2020. The final fairness hearing is set for December 2020.

Contingently Issuable Shares Under the Amended and Restated Master Sale and Purchase Agreement between GM and MLC, GM was obligated to issue additional shares (Adjustment Shares) of our common stock if allowed general unsecured claims against the GUC Trust, as estimated by the Bankruptcy Court, exceed $35.0 billion. In March 2020, in conjunction with the Class Settlement Agreement, the GUC Trust filed a motion in the Bankruptcy Court seeking approval to enter into and take actions necessary to execute the Class Settlement Agreement, and seeking Bankruptcy Court authorization permitting the GUC Trust to distribute $300 million of GUC Trust assets to its unitholders and entry into a mutual release agreement with GM that would release GM from any and all claims, including any that would require GM to issue any Adjustment Shares. Bankruptcy

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Court approval of the GUC Trust motion is a condition precedent to preliminary approval of the Class Settlement Agreement by the Southern District. In April 2020, the Bankruptcy Court entered an order approving the GUC Trust's motion in its entirety. In May 2020, the approval and the mutual release agreement became binding and enforceable and GM was fully released from its potential Adjustment Shares obligation.

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

The total amount accrued for the 2014 recalls at June 30, 2020 reflects amounts for a combination of settled but unpaid matters, and for the remaining unsettled investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls to the extent that such matters are probable and can be reasonably estimated. The amounts accrued for those unsettled investigations, claims, and/or lawsuits represent a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Korea Wage Litigation GM Korea is party to litigation with current and former hourly employees in the appellate court and Incheon District Court in Incheon, Korea. The group actions, which in the aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under Korean regulations. In 2012, the Seoul High Court (an intermediate-level appellate court) affirmed a decision in one of these group actions involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Korean Supreme Court). In 2014, the Korean Supreme Court largely agreed with GM’s legal arguments and remanded the case to the Seoul High Court for consideration consistent with earlier Korean Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. In 2015, on reconsideration, the Seoul High Court held in GM Korea’s favor, after which the plaintiffs appealed to the Korean Supreme Court. In July 2020, the Korean Supreme Court held in GM Korea's favor. In light of this decision, we believe the probability that we will incur a material loss is remote and we estimate our loss in excess of amounts accrued is insignificant at June 30, 2020.

GM Korea is also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation and whether to include fixed bonuses in the calculation of Ordinary Wages. In 2017, the Seoul High Court held that certain workers are not barred from filing retroactive wage claims. GM Korea appealed this ruling to the Korean Supreme Court. The Korean Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $170 million at June 30, 2020. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory frameworks change.

GM Korea is also party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018, the Korean labor authorities issued an adverse administrative order finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed that order, and in June 2020, the Seoul High Court ruled against GM Korea. GM Korea has appealed this decision to the Korean Supreme Court. At June 30, 2020, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $190 million. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $110 million at June 30, 2020. We are currently unable to estimate any possible loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Brazil Indirect Tax Claim In 2019, the Superior Court of Brazil rendered favorable decisions on three cases brought by GM Brazil challenging whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. Those decisions granted the Company the right to recover, through offset of federal tax liabilities, certain amounts collected by the government between August 2001 and February 2017. As a result, GM Brazil recorded pre-tax recoveries of $380 million and $1.2 billion in Automotive and other cost of sales in the three and six months ended June 30, 2019. We recorded a total of $1.4 billion in pre-tax recoveries in Automotive and other cost of sales in the year ended December 31, 2019. Realization of these recoveries depends on the timing of administrative approvals and generation of federal tax liabilities eligible for offset. The Brazilian IRS has filed a Motion of Clarification on this matter with the Brazilian Supreme Court, which motion is awaiting decision as of the time of this disclosure. In addition, we expect third parties to make claims on some or all of the pre-tax recoveries, against which GM intends to defend.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2020. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $700 million at June 30, 2020.

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
There are several putative class actions that have been filed against GM, including in the federal courts in the U.S., in the Provincial Courts in Canada, and in Mexico and Israel, arising out of allegations that airbag inflators manufactured by Takata are defective. At this early stage of these proceedings, we are unable to provide an evaluation of the likelihood that a loss will be incurred or an estimate of the amounts or range of possible loss.

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

Transactions with PSA We continue to purchase from and supply to PSA Group certain vehicles, parts and engineering services for a period of time following the sale. The following table summarizes transactions with the Opel/Vauxhall Business:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales and revenue(a)	$8	$441	$61	$868
Purchases and expenses(a)	$56	$213	$204	$405
Cash payments(b)			$458	$616
Cash receipts(b)			$177	$1,057
__________
(a)Included in Net income (loss).
(b)Included in Net cash provided by (used in) operating activities.

Product Liability We recorded liabilities of $562 million and $544 million in Accrued liabilities and Other liabilities at June 30, 2020 and December 31, 2019 for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. Other than claims relating to the ignition switch recalls discussed above, we believe that any judgment against us involving our and MLC products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2020 to 2025 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on vehicles sold to date were $3.1 billion and $2.6 billion for these guarantees at June 30, 2020 and December 31, 2019, the majority of which relates to the indemnification agreements.

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

In the three months ended June 30, 2020, Income tax benefit of $112 million was primarily due to tax benefit attributable to entities included in our effective tax rate calculation. In the three months ended June 30, 2019, Income tax expense of $524 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation, partially offset by tax benefits related to tax settlements.

In the six months ended June 30, 2020, Income tax expense of $245 million on a pre-tax loss was primarily due to tax expense attributable to entities in our effective tax rate calculation and the establishment of a valuation allowance against deferred tax assets. In the six months ended June 30, 2019, Income tax expense of $661 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation, partially offset by tax benefits related to a release of valuation allowance, tax settlements and benefits from foreign dividends.

At June 30, 2020, we had $24.1 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Balance at beginning of period	$583	$830	$564	$1,122
Additions, interest accretion and other	35	242	254	288
Payments	(163)	(166)	(338)	(483)
Revisions to estimates and effect of foreign currency	25	13	—	(8)
Balance at end of period	$480	$919	$480	$919

In the three and six months ended June 30, 2020, restructuring and other initiatives primarily included actions in GMI related to the wind-down of Holden sales, design and engineering operations in Australia and New Zealand and the execution of binding term sheets to sell our vehicle and powertrain manufacturing facilities in Thailand. We recorded charges of $92 million in the three months ended June 30, 2020, primarily for inventory provisions. We recorded charges of $581 million in the six months ended June 30, 2020, primarily consisting of $335 million in property and intangible asset impairments, inventory provisions, sales allowances and other charges, not reflected in the table above, and $246 million in dealer restructurings and employee separation charges, which are reflected in the table above. We also recorded a $236 million charge to Income tax expense due to the establishment of a valuation allowance against deferred tax assets in Australia and New Zealand in the six months ended June 30, 2020. We incurred $69 million in net cash outflows resulting from these restructuring actions, primarily for sales allowances payments and dealer restructuring payments in the six months ended June 30, 2020. We expect to incur additional restructuring and other charges of approximately $400 million and additional net cash outflows of approximately $200 million, which includes expected proceeds of approximately $130 million from the sale of our manufacturing facility in Thailand, to be substantially complete by the end of 2020.

In the three and six months ended June 30, 2019, restructuring and other initiatives primarily included actions related to our announced transformation activities, which includes the unallocation of products to certain manufacturing facilities and other employee separation programs. We recorded charges of $361 million, primarily in GMNA, in the three months ended June 30, 2019 consisting of $231 million in supplier-related charges, which are reflected in the table above, and $130 million primarily in non-cash accelerated depreciation, not reflected in the table above. We recorded charges of $1.2 billion, primarily in GMNA, in the six months ended June 30, 2019 consisting of $911 million primarily in non-cash accelerated depreciation, not reflected in the table above, and $240 million primarily in supplier-related charges, which are reflected in the table above. These programs had a total cost since inception of $3.1 billion and were complete at December 31, 2019. We incurred $307 million and $487 million in cash outflows resulting from these restructuring actions in the six months ended June 30, 2020 and 2019, primarily for employee separations payments, and $1.4 billion in cash outflows since program inception, primarily for employee separation payments and supplier-related payments. We expect additional cash outflows related to these activities of approximately $100 million to be substantially complete by the end of 2020.

Note 18. Stockholders' Equity and Noncontrolling Interests
We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock and 1.4 billion shares of common stock issued and outstanding at June 30, 2020 and December 31, 2019.

Cruise Preferred Shares In May 2019, GM Cruise Holdings LLC (Cruise Holdings) issued $1.1 billion of Cruise Class F Preferred Shares, including $687 million of Cruise Class F Preferred Shares to General Motors Holdings LLC. In August 2019, an additional insignificant amount of Cruise Class F Preferred Shares were issued to SoftBank Vision Fund (AIV M2), L.P. (The Vision Fund). All proceeds from these issuances are designated exclusively for working capital and general corporate purposes of Cruise. The Cruise Class F Preferred Shares only convert into common stock of Cruise Holdings, at specified exchange ratios, upon occurrence of an initial public offering. The Cruise Class F Preferred Shares are classified as noncontrolling interests in our condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Foreign Currency Translation Adjustments
Balance at beginning of period	$(3,091)	$(2,125)	$(2,277)	$(2,250)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)	(101)	47	(915)	172
Balance at end of period	$(3,192)	$(2,078)	$(3,192)	$(2,078)

Defined Benefit Plans
Balance at beginning of period	$(8,540)	$(6,701)	$(8,857)	$(6,737)
Other comprehensive income (loss) before reclassification adjustment, net of tax(b)	(97)	(28)	166	(29)
Reclassification adjustment, net of tax(b)	58	34	112	71
Other comprehensive income (loss), net of tax(b)	(39)	6	278	42
Balance at end of period(c)	$(8,579)	$(6,695)	$(8,579)	$(6,695)
__________
(a)The noncontrolling interests and reclassification adjustment were insignificant in the three and six months ended June 30, 2020 and 2019.
(b)The income tax effect was insignificant in the three and six months ended June 30, 2020 and 2019.
(c)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2019 Form 10-K for additional information.

Note 19. Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Basic earnings per share
Net income (loss) attributable to stockholders	$(758)	$2,418	$(464)	$4,575
Less: cumulative dividends on subsidiary preferred stock	(48)	(37)	(95)	(75)
Net income (loss) attributable to common stockholders	$(806)	$2,381	$(559)	$4,500

Weighted-average common shares outstanding	1,432	1,420	1,432	1,419

Basic earnings (loss) per common share	$(0.56)	$1.68	$(0.39)	$3.17
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$(806)	$2,381	$(559)	$4,500

Weighted-average common shares outstanding – basic	1,432	1,420	1,432	1,419
Dilutive effect of warrants and awards under stock incentive plans	—	18	—	18
Weighted-average common shares outstanding – diluted	1,432	1,438	1,432	1,437

Diluted earnings (loss) per common share	$(0.56)	$1.66	$(0.39)	$3.13
Potentially dilutive securities(a)	43	7	43	7
__________
(a)Potentially dilutive securities attributable to outstanding stock options, Performance Share Units (PSUs) and Restricted Stock Units (RSUs) were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

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

The following tables summarize key financial information by segment:

	At and For the Three Months Ended June 30, 2020
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$11,604	$1,677	$80		$13,361	$28	$3,423	$(34)	$16,778
Earnings (loss) before interest and taxes-adjusted	$(101)	$(270)	$(182)		$(553)	$(195)	$226	$(14)	$(536)
Adjustments(a)	$—	$(92)	$—		$(92)	$—	$—	$—	(92)
Automotive interest income									61
Automotive interest expense									(303)
Net (loss) attributable to noncontrolling interests									(22)
Loss before income taxes									(892)
Income tax benefit									112
Net loss									(780)
Net loss attributable to noncontrolling interests									22
Net loss attributable to stockholders									$(758)

Equity in net assets of nonconsolidated affiliates	$133	$6,107	$—	$—	$6,240	$—	$1,484	$—	$7,724
Goodwill and intangibles	$2,399	$819	$1	$—	$3,219	$726	$1,337	$—	$5,282
Total assets	$101,521	$21,494	$43,258	$(41,700)	$124,573	$3,963	$111,154	$(2,155)	$237,535
Depreciation and amortization	$1,127	$149	$6	$—	$1,282	$11	$1,965	$—	$3,258
Impairment charges	$—	$7	$—	$—	$7	$—	$—	$—	$7
Equity income	$5	$165	$—	$—	$170	$—	$42	$—	$212
__________
(a)Consists of restructuring and other charges in Australia, New Zealand and Thailand.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended June 30, 2019
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$28,324	$4,047	$54		$32,425	$25	$3,639	$(29)	$36,060
Earnings (loss) before interest and taxes-adjusted	$3,022	$(48)	$(216)		$2,758	$(279)	$536	$(3)	$3,012
Adjustments(a)	$(336)	$357	$(2)		$19	$—	$—	$—	19
Automotive interest income									106
Automotive interest expense									(195)
Net (loss) attributable to noncontrolling interests									(15)
Income before income taxes									2,927
Income tax expense									(524)
Net income									2,403
Net loss attributable to noncontrolling interests									15
Net income attributable to stockholders									$2,418

Equity in net assets of nonconsolidated affiliates	$82	$6,800	$12	$—	$6,894	$—	$1,446	$—	$8,340
Goodwill and intangibles	$2,520	$908	$1	$—	$3,429	$670	$1,358	$—	$5,457
Total assets	$114,515	$26,681	$29,597	$(50,446)	$120,347	$4,212	$110,711	$(1,533)	$233,737
Depreciation and amortization	$1,409	$119	$13	$—	$1,541	$7	$1,848	$—	$3,396
Impairment charges	$8	$3	$—	$—	$11	$—	$—	$—	$11
Equity income (loss)	$2	$233	$(6)	$—	$229	$—	$42	$—	$271
__________
(a)Consists of restructuring and other charges related to transformation activities of $361 million, primarily in GMNA and a benefit of $380 million related to the retrospective recoveries of indirect taxes in Brazil in GMI.

	At and For the Six Months Ended June 30, 2020
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$37,435	$4,957	$118		$42,510	$53	$6,984	$(60)	$49,487
Earnings (loss) before interest and taxes-adjusted	$2,093	$(821)	$(593)		$679	$(423)	$456	$2	$714
Adjustments(a)	$—	$(581)	$—		$(581)	$—	$—	$—	(581)
Automotive interest income									144
Automotive interest expense									(496)
Net (loss) attributable to noncontrolling interests									(30)
Loss before income taxes									(249)
Income tax expense									(245)
Net loss									(494)
Net loss attributable to noncontrolling interests									30
Net loss attributable to stockholders									$(464)

Depreciation and amortization	$2,354	$315	$15	$—	$2,684	$19	$3,753	$—	$6,456
Impairment charges	$20	$97	$—	$—	$117	$—	$—	$—	$117
Equity income	$11	$2	$—	$—	$13	$—	$67	$—	$80
__________
(a)Consists of restructuring and other charges in Australia, New Zealand and Thailand.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Six Months Ended June 30, 2019
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$55,689	$7,897	$100		$63,686	$50	$7,259	$(57)	$70,938
Earnings (loss) before interest and taxes-adjusted	$4,918	$(17)	$(10)		$4,891	$(448)	$895	$(16)	$5,322
Adjustments(a)	$(1,119)	$1,207	$(2)		$86	$—	$—	$—	86
Automotive interest income									204
Automotive interest expense									(376)
Net (loss) attributable to noncontrolling interests									(27)
Income before income taxes									5,209
Income tax expense									(661)
Net income									4,548
Net loss attributable to noncontrolling interests									27
Net income attributable to stockholders									$4,575

Depreciation and amortization	$3,478	$246	$25	$—	$3,749	$9	$3,747	$—	$7,505
Impairment charges	$15	$3	$—	$—	$18	$—	$—	$—	$18
Equity income (loss)	$4	$607	$(13)	$—	$598	$—	$87	$—	$685
_________
(a)Consists of restructuring and other charges related to transformation activities of $1.2 billion, primarily in GMNA and a benefit of $1.2 billion related to the retrospective recoveries of indirect taxes in Brazil in GMI.

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

EBIT-adjusted EBIT-adjusted is presented net of noncontrolling interests and is used by management and can be used by investors to review our consolidated operating results because it excludes automotive interest income, automotive interest expense and income taxes as well as certain additional adjustments that are not considered part of our core operations. Examples of adjustments to EBIT include, but are not limited to, impairment charges on long-lived assets and other exit costs resulting from strategic shifts in our operations or discrete market and business conditions; costs arising from the ignition switch recall and related legal matters; and certain currency devaluations associated with hyperinflationary economies. For EBIT-adjusted and our other non-GAAP measures, once we have made an adjustment in the current period for an item, we will also adjust the related non-GAAP measure in any future periods in which there is an impact from the item. Our corresponding measure for our GM Financial segment is EBT-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted:

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,
	2020	2019	2020	2019	2019	2018	2019	2018
Net income (loss) attributable to stockholders	$(758)	$2,418	$294	$2,157	$(194)	$2,044	$2,351	$2,534
Income tax expense (benefit)	(112)	524	357	137	(163)	(611)	271	100
Automotive interest expense	303	195	193	181	200	185	206	161
Automotive interest income	(61)	(106)	(83)	(98)	(96)	(117)	(129)	(82)
Adjustments
GMI restructuring(a)	92	—	489	—	—	—	—	—
Transformation activities(b)	—	361	—	790	194	1,327	390	—
GM Brazil indirect tax recoveries(c)	—	(380)	—	(857)	—	—	(123)	—
FAW-GM divestiture(d)	—	—	—	—	164	—	—	—
Ignition switch recall and related legal matters(e)	—	—	—	—	—	—	—	440
Total adjustments	92	(19)	489	(67)	358	1,327	267	440
EBIT (loss)-adjusted	$(536)	$3,012	$1,250	$2,310	$105	$2,828	$2,966	$3,153
_________
(a)These adjustments were excluded because of a strategic decision to rationalize our core operations by exiting or significantly reducing our presence in various international markets to focus resources on opportunities expected to deliver higher returns. These adjustments primarily consist of inventory provisions in the three months ended June 30, 2020 and asset impairments, dealer restructurings, employee separation charges and sales allowances in the three months ended March 31, 2020 in Australia, New Zealand and Thailand.
(b)These adjustments were excluded because of a strategic decision to accelerate our transformation for the future to strengthen our core business, capitalize on the future of personal mobility and drive significant cost efficiencies. The adjustments primarily consist of supplier-related charges and accelerated depreciation in the three months ended June 30, 2019, accelerated depreciation in the three months ended March 31, 2019, accelerated depreciation and employee separation charges in the three months ended December 31, 2019, employee separation charges and accelerated depreciation in the three months ended December 31, 2018 and supplier-related charges and pension curtailment and other charges in the three months ended September 30, 2019.
(c)These adjustments were excluded because of the unique events associated with decisions rendered by the Superior Judicial Court of Brazil resulting in retrospective recoveries of indirect taxes.
(d)This adjustment was excluded because we divested our joint venture FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM), as a result of a strategic decision by both shareholders, allowing us to focus our resources on opportunities expected to deliver higher returns.
(e)This adjustment was excluded because of the unique events associated with the ignition switch recall, which included various investigations, inquiries and complaints from constituents.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings (loss) per common share	$(806)	$(0.56)	$2,381	$1.66	$(559)	$(0.39)	$4,500	$3.13
Adjustments(a)	92	0.06	(19)	(0.01)	581	0.41	(86)	(0.06)
Tax effect on adjustment(b)	5	—	(9)	(0.01)	(68)	(0.05)	(41)	(0.03)
Tax adjustment(c)	—	—	—	—	236	0.16	—	—
EPS-diluted-adjusted	$(709)	$(0.50)	$2,353	$1.64	$190	$0.13	$4,373	$3.04
________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within this section of MD&A for the details of each individual adjustment.
(b)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(c)This adjustment consists of tax expense related to the establishment of a valuation allowance against deferred tax assets in Australia and New Zealand. This adjustment was excluded because significant impacts of valuation allowances are not considered part of our core operations.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended						Six Months Ended
	June 30, 2020			June 30, 2019			June 30, 2020			June 30, 2019
	Income (loss) before income taxes	Income tax benefit	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income (loss) before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$(892)	$(112)	12.6%	$2,927	$524	17.9%	$(249)	$245	n.m.	$5,209	$661	12.7%
Adjustments(a)	92	(5)		(16)	9		581	68		(83)	41
Tax adjustment(b)		—			—			(236)			—
ETR-adjusted	$(800)	$(117)	14.6%	$2,911	$533	18.3%	$332	$77	23.2%	$5,126	$702	13.7%
________
n.m. = not meaningful

(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within this section of MD&A for adjustment details. Net income attributable to noncontrolling interests included for these adjustments is insignificant in the three and six months ended June 30, 2019. The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(b)Refer to the reconciliation of diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted within this section of MD&A for adjustment details.

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	June 30, 2020	June 30, 2019
Net income (loss) attributable to stockholders	$1.7	$9.2
Average equity(a)	$42.8	$41.1
ROE	4.0%	22.3%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income (loss) attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	June 30, 2020	June 30, 2019
EBIT (loss)-adjusted(a)	$3.8	$11.3
Average equity(b)	$42.8	$41.1
Add: Average automotive debt and interest liabilities (excluding finance leases)	23.6	14.9
Add: Average automotive net pension & OPEB liability	17.1	16.9
Less: Average automotive and other net income tax asset	(23.9)	(23.1)
ROIC-adjusted average net assets	$59.6	$49.8
ROIC-adjusted	6.4%	22.7%
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within this section of MD&A.
(b)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT (loss)-adjusted.

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

COVID-19 and government actions and measures to prevent its spread continue to affect our operations and business in a number of significant ways. In response to COVID-19, we previously suspended the majority of our global manufacturing operations and our Automotive China JVs’ manufacturing operations. By April 2020, we fully resumed our Automotive China JVs’ manufacturing operations. Beginning in May 2020, we resumed our critical manufacturing operations in North America, and we continue to take actions to increase production and replenish dealer inventories. Government-imposed restrictions on businesses, operations and travel and the related economic uncertainty have impacted demand for our vehicles in most of our global markets. We expect COVID-19 to continue to materially impact our results of operations during the remainder of 2020. In response, we are executing a number of austerity measures, including aggressive actions to reduce costs, such as limiting advertising and other third-party spending, deferring salaried employee compensation and delaying non-critical projects, including certain future product programs. The extent of COVID-19’s impact on our future operations and the demand for our products will depend upon, among other things, the duration, spread and intensity of the pandemic and related government responses such as required physical distancing, restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, all of which are uncertain and difficult to predict in light of the rapidly evolving landscape. Refer to Item 1A. Risk Factors for a full discussion of the risks associated with the COVID-19 pandemic.

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

In November 2018, we announced plans to accelerate steps to improve our overall business performance, including the reorganization of global product development staffs, the realignment of manufacturing capacity in response to market-related volume declines in passenger cars and a reduction of our salaried workforce. We are on track for these transformation activities to drive between $5.5 billion and $6.0 billion of annual cash savings by the end of 2020, consisting of $4.0 billion to $4.5 billion in cost savings primarily from reductions in Automotive and other cost of sales in our condensed consolidated financial statements, with the remainder in reduced capital expenditures. We are on track to reduce capital expenditures from approximately $8.5 billion to approximately $7.0 billion on a normalized run-rate basis. As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These actions could give rise to future asset impairments or other charges, which may have a material impact on our operating

GENERAL MOTORS COMPANY AND SUBSIDIARIES

results. Capital spending originally expected to be incurred in 2020 will be re-timed to 2021, however over the two-year period we expect to maintain our normalized run-rate.

GMNA Industry sales in North America were 7.8 million units in the six months ended June 30, 2020, representing a decrease of 25.5% compared to the corresponding period in 2019. U.S. industry sales were 6.6 million units in the six months ended June 30, 2020, representing a decrease of 23.7% compared to the corresponding period in 2019. As described above, we expect COVID-19 to result in a significant contraction of total North America industry volumes in 2020. However, industry volumes will ultimately depend upon, among other things, the duration, spread and intensity of the pandemic, related government responses and economic recovery all of which are uncertain and difficult to predict in light of the rapidly evolving landscape.

Our total vehicle sales in the U.S., our largest market in North America, totaled 1.1 million units for market share of 16.8% in the six months ended June 30, 2020, representing an increase of 0.5 percentage points compared to the corresponding period in 2019. We continue to lead the U.S. industry in market share.

As discussed above, in response to COVID-19, we suspended production across our manufacturing facilities in the U.S., Canada and Mexico in March 2020. We gradually resumed critical manufacturing operations in North America beginning in May 2020 and reached production levels in line with industry demand in June 2020. We continue to follow physical distancing guidance, enhanced deep cleaning procedures and provide personal protective equipment to protect our employees.

The Unifor contract ratified in September 2016 covering certain hourly employees in Canada expires in September 2020. For discussion of the risks related to a significant labor disruption at one of our facilities, refer to Item 1A. Risk Factors of our 2019 Form 10-K.

GMI Industry sales in China were 10.2 million units in the six months ended June 30, 2020, representing a decrease of 19.3% compared to the corresponding period in 2019. Our total vehicle sales in China were 1.2 million units for market share of 11.5% in the six months ended June 30, 2020, representing a decrease of 0.9 percentage points compared to the corresponding period in 2019. The sales across all brands decreased in the six months ended June 30, 2020, compared to the corresponding period in 2019, primarily driven by an industry downturn significantly impacted by the COVID-19 pandemic. We expect both GM and industry sales to gradually recover as the impact of the COVID-19 pandemic in China subsides; however, the ongoing global macro-economic impact of COVID-19 and geopolitical tensions may continue to place pressure on China's automotive industry. Our Automotive China JVs generated equity income of $0.2 billion and an equity loss of $0.2 billion in the three months ended June 30, 2020 and March 31, 2020. A continuation of industry weakness and pricing pressures, a more challenging regulatory environment related to emissions, fuel consumption and new energy vehicles, and continued weakness in the Chinese Yuan against the U.S. Dollar will continue to place pressure on our operations in China. While we expect lower China equity income in the near term, we will continue to build upon our strong brands, network, and partnerships in China as well as continue to drive improvements in vehicle mix and cost.

Outside of China, industry sales were 9.5 million units in the six months ended June 30, 2020, representing a decrease of 27.0% compared to the corresponding period in 2019, primarily due to the ongoing global macro-economic impact of COVID-19. Our total vehicle sales outside of China were 0.5 million units for market share of 4.9% in the six months ended June 30, 2020, representing an increase of 0.3 percentage points compared to the corresponding period in 2019.

In the six months ended June 30, 2020, restructuring actions in GMI were related to the wind-down of Holden sales, design and engineering operations in Australia and New Zealand, with cessation of Holden vehicle sales by 2021, the execution of binding term sheets with Great Wall Motors to sell our vehicle and powertrain manufacturing facilities in Thailand, and the wind-down of our vehicle sales operations in Thailand, targeted for completion by the end of 2020. These actions were taken to strengthen the Company's core business and focus investment on other opportunities that will derive the greatest returns for shareholders and support investment in future technologies. We recorded charges of $0.6 billion in the six months ended June 30, 2020 and expect to incur additional charges of $0.4 billion in the six months ending December 31, 2020. We also recorded deferred tax charges of $0.2 billion in the six months ended June 30, 2020. We expect additional net cash outflows of approximately $0.2 billion, which includes expected proceeds of approximately $0.1 billion from the sale of our manufacturing facility in Thailand, to be substantially complete by the end of 2020. The charges will primarily be considered special for EBIT-adjusted, EPS-diluted-adjusted and adjusted automotive free cash flow purposes. We intend to continue to provide servicing and spare parts to customers for an extended period of time in Australia, New Zealand and Thailand. Refer to Note 17 to our condensed consolidated financial statements for additional information related to these restructuring actions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Cruise We are actively testing our autonomous vehicles in the U.S. Gated by safety and regulation, we continue to make significant progress towards commercialization of a network of on-demand autonomous vehicles in the U.S.

Corporate Mark-to-market equity securities and warrants held by Corporate totaled $0.7 billion at June 30, 2020, a decrease of $0.8 billion from December 2019, due to the liquidation of our shares in Lyft and market price fluctuations. Market price changes of our PSA warrants generated unrealized losses of $0.3 billion in the six months ended June 30, 2020, compared to a gain of $0.2 billion in the corresponding period in 2019.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the six months ended June 30, 2020, 32.3% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
GMNA	331	78.6%	870	77.1%	1,106	79.8%	1,729	77.7%
GMI	90	21.4%	259	22.9%	281	20.2%	495	22.3%
Total	421	100.0%	1,129	100.0%	1,387	100.0%	2,224	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Six Months Ended
	June 30, 2020			June 30, 2019			June 30, 2020			June 30, 2019
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	3,030	492	16.3%	4,560	747	16.4%	6,611	1,111	16.8%	8,667	1,412	16.3%
Other	492	73	14.7%	977	129	13.2%	1,198	173	14.5%	1,816	239	13.1%
Total North America	3,522	565	16.0%	5,537	876	15.8%	7,809	1,284	16.4%	10,483	1,651	15.7%
Asia/Pacific, Middle East and Africa
China(a)	6,280	714	11.4%	6,464	754	11.7%	10,226	1,175	11.5%	12,678	1,568	12.4%
Other	3,299	130	4.0%	5,245	145	2.8%	8,208	275	3.3%	10,886	277	2.6%
Total Asia/Pacific, Middle East and Africa	9,579	844	8.8%	11,709	899	7.7%	18,434	1,450	7.9%	23,564	1,845	7.8%
South America
Brazil	251	40	15.8%	700	116	16.5%	809	134	16.6%	1,308	222	17.0%
Other	138	17	12.4%	374	46	12.4%	445	55	12.3%	769	96	12.4%
Total South America	389	57	14.6%	1,074	162	15.1%	1,254	189	15.1%	2,077	318	15.3%
Total in GM markets	13,490	1,466	10.9%	18,320	1,937	10.6%	27,497	2,923	10.6%	36,124	3,814	10.6%
Total Europe	2,479	—	—%	5,145	1	—%	6,193	—	—%	10,081	2	—%
Total Worldwide(b)	15,969	1,466	9.2%	23,465	1,938	8.3%	33,690	2,923	8.7%	46,205	3,816	8.3%
United States
Cars	671	37	5.5%	1,263	107	8.5%	1,559	109	7.0%	2,442	223	9.1%
Trucks	840	253	30.2%	1,181	356	30.1%	1,788	545	30.5%	2,150	629	29.3%
Crossovers	1,519	202	13.3%	2,116	284	13.4%	3,264	457	14.0%	4,075	560	13.7%
Total United States	3,030	492	16.3%	4,560	747	16.4%	6,611	1,111	16.8%	8,667	1,412	16.3%
China(a)
SGMS		350			372			557			754
SGMW		364			382			618			814
Total China	6,280	714	11.4%	6,464	754	11.7%	10,226	1,175	11.5%	12,678	1,568	12.4%
__________
(a)Includes sales by the Automotive China JVs: SAIC General Motors Sales Co., Ltd. (SGMS) and SAIC GM Wuling Automobile Co., Ltd. (SGMW).
(b)Cuba, Iran, North Korea, Sudan and Syria are subject to broad economic sanctions. Accordingly these countries are excluded from industry sales data and corresponding calculation of market share.

In the six months ended June 30, 2020, we estimate we were the market share leader in North America and South America and had the number two market share in China.

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
GMNA	70	207	269	397
GMI	47	127	126	219
Total fleet sales	117	334	395	616

Fleet sales as a percentage of total vehicle sales	8.0%	17.2%	13.5%	16.2%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Used vehicle prices for the six months ended June 30, 2020 decreased compared to the same period in 2019. Prices were heavily impacted by softening in the used vehicle market in late March and April, primarily due to impacts from the COVID-19 pandemic. Sales volume and pricing increased in May and June relative to April, primarily due to lower new vehicle inventory and strong demand for used vehicles. However, GM Financial’s current outlook for used vehicle prices is consistent with industry forecasts of a 6% to 8% decrease in 2020 compared to 2019 due to expected continued impacts from the COVID-19 pandemic. Despite a very strong recovery from the lowest prices in April, used vehicle prices face headwinds in the second half of 2020; driven by increased supply due to: (1) increased off-lease supply from terminated leases that were extended; (2) sales of rental car fleets; (3) increased repossession activity; and (4) weaker dealer demand due to increases in new vehicle inventory and trade-in activity. Additional headwinds to used vehicle prices in the second half of 2020 include economic uncertainty, new vehicle incentive levels and normal seasonal pricing weakness. GM Financial updated residual value estimates as of March 31, 2020 based upon used vehicle market forecasts at that date and increased the depreciation rate for the three months ended June 30, 2020. GM Financial’s residual value estimates as of June 30, 2020 are consistent with the prior quarter; therefore, we expect to record increased depreciation expense in the second half of 2020. If used vehicle prices outperform industry expectations, GM Financial may record increased gains on sales of off-lease vehicles due to lower net book values and/or decreased depreciation expense in future quarters. The following table summarizes the estimated residual value based on our most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	June 30, 2020			December 31, 2019
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$15,752	966	63.2%	$15,950	972	60.5%
Trucks	7,021	280	18.3%	7,256	288	18.0%
SUVs	3,415	97	6.4%	3,917	108	6.7%
Cars	2,501	185	12.1%	3,276	238	14.8%
Total	$28,689	1,528	100.0%	$30,399	1,606	100.0%

GM Financial's penetration of our retail sales in the U.S. decreased to 49% in the six months ended June 30, 2020 from 50% in the corresponding period in 2019. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America increased to 74% in the six months ended June 30, 2020 from 73% in the six months ended June 30, 2019. In the six months ended June 30, 2020, GM Financial's revenue consisted of leased vehicle income of 70%, retail finance charge income of 25% and commercial finance charge income of 3%.

Consolidated Results We review changes in our results of operations under five categories: volume, mix, price, cost and other. Volume measures the impact of changes in wholesale vehicle volumes driven by industry volume, market share and changes in dealer stock levels. Mix measures the impact of changes to the regional portfolio due to product, model, trim, country and option penetration in current year wholesale vehicle volumes. Price measures the impact of changes related to Manufacturer’s Suggested Retail Price and various sales allowances. Cost primarily includes: (1) material and freight; (2) manufacturing, engineering, advertising, administrative and selling and warranty expense; and (3) non-vehicle related activity. Other primarily includes foreign exchange and non-vehicle related automotive revenues as well as equity income or loss from our nonconsolidated affiliates. Due to the uncertainty related to the COVID-19 pandemic, our results in the three and six months ended June 30, 2020 in revenues and costs may not be indicative of results for the remainder of 2020. Refer to the regional sections of this MD&A for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2020	June 30, 2019			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$11,604	$28,324	$(16,720)	(59.0)%	$(16.1)	$(1.0)	$0.9	$(0.5)
GMI	1,677	4,047	(2,370)	(58.6)%	$(2.2)	$0.2	$—	$(0.4)
Corporate	80	54	26	48.1%				$—
Automotive	13,361	32,425	(19,064)	(58.8)%	$(18.3)	$(0.8)	$0.9	$(0.9)
Cruise	28	25	3	12.0%				$—
GM Financial	3,423	3,639	(216)	(5.9)%				$(0.2)
Eliminations/reclassifications	(34)	(29)	(5)	(17.2)%				$—
Total net sales and revenue	$16,778	$36,060	$(19,282)	(53.5)%	$(18.3)	$(0.8)	$0.9	$(1.1)

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2020	June 30, 2019			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$37,435	$55,689	$(18,254)	(32.8)%	$(18.5)	$(0.2)	$0.9	$(0.5)
GMI	4,957	7,897	(2,940)	(37.2)%	$(2.8)	$0.6	$—	$(0.7)
Corporate	118	100	18	18.0%				$—
Automotive	42,510	63,686	(21,176)	(33.3)%	$(21.3)	$0.4	$1.0	$(1.2)
Cruise	53	50	3	6.0%				$—
GM Financial	6,984	7,259	(275)	(3.8)%				$(0.3)
Eliminations/reclassifications	(60)	(57)	(3)	(5.3)%		$—		$—
Total net sales and revenue	$49,487	$70,938	$(21,451)	(30.2)%	$(21.3)	$0.4	$1.0	$(1.5)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2020	June 30, 2019			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$11,165	$24,371	$13,206	54.2%	$11.7	$0.2	$1.5	$(0.2)
GMI	2,015	3,633	1,618	44.5%	$2.0	$(0.2)	$(0.3)	$0.2
Corporate	76	32	(44)	n.m.			$(0.1)	$—
Cruise	188	292	104	35.6%			$0.1	$—
Eliminations	—	(1)	(1)	n.m.			$—
Total automotive and other cost of sales	$13,444	$28,327	$14,883	52.5%	$13.7	$(0.1)	$1.2	$0.1
________
n.m. = not meaningful

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2020	June 30, 2019			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$33,718	$49,342	$15,624	31.7%	$13.5	$(0.2)	$2.4	$(0.1)
GMI	5,898	6,662	764	11.5%	$2.5	$(0.5)	$(1.6)	$0.3
Corporate	183	67	(116)	n.m.			$(0.1)	$(0.1)
Cruise	371	487	116	23.8%			$0.1	$—
Eliminations	—	(2)	(2)	n.m.		$—	$—
Total automotive and other cost of sales	$40,170	$56,556	$16,386	29.0%	$16.0	$(0.7)	$0.9	$0.2
________
n.m. = not meaningful

In the three months ended June 30, 2020, favorable Cost was primarily due to: (1) favorable cost of $0.9 billion primarily due to the impact of COVID-19, inclusive of the suspension of production and austerity measures as well as cost savings associated with transformation activities; (2) charges of $0.4 billion primarily related to supplier-related charges and accelerated depreciation resulting from transformation activities in 2019; and (3) decreased costs of $0.3 billion related to parts and accessories sales; partially offset by (4) a benefit of $0.4 billion related to the retrospective recoveries of indirect taxes in Brazil in 2019.

In the six months ended June 30, 2020, favorable Cost was primarily due to: (1) charges of $1.1 billion primarily related to accelerated depreciation and supplier-related charges resulting from transformation activities in 2019; (2) favorable cost of $1.0 billion primarily due to the impact of COVID-19, inclusive of the suspension of production and austerity measures as well as cost savings associated with transformation activities; and (3) decreased costs of $0.3 billion related to parts and accessories sales; partially offset by (4) a benefit of $1.2 billion related to the retrospective recoveries of indirect taxes in Brazil in 2019; and (5) charges of $0.5 billion primarily related to dealer restructuring charges, property and intangible asset impairments and inventory provisions in Australia, New Zealand, and Thailand. In the six months ended June 30, 2020, favorable Other was due to the foreign currency effect resulting from the weakening of the Brazilian Real and other currencies against the U.S. Dollar.

Automotive and other selling, general and administrative expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2020	June 30, 2019		%	June 30, 2020	June 30, 2019		%
Automotive and other selling, general and administrative expense	$1,310	$2,102	$792	37.7%	$3,280	$4,201	$921	21.9%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended June 30, 2020, Automotive and other selling, general and administrative expense decreased primarily due to decreased advertising and other costs of $0.8 billion primarily related to the impact of COVID-19, inclusive of austerity measures and cost savings associated with transformation activities.

In the six months ended June 30, 2020, Automotive and other selling, general and administrative expense decreased primarily due to decreased advertising and other costs of $0.9 billion primarily related to the impact of COVID-19, inclusive of austerity measures and cost savings associated with transformation activities.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2020	June 30, 2019		%	June 30, 2020	June 30, 2019		%
Interest income and other non-operating income, net	$413	$364	$49	13.5%	$724	$1,169	$(445)	(38.1)%

In the three months ended June 30, 2020, Interest income and other non-operating income, net increased primarily due to gains related to PSA warrants and our investment in Lyft of $0.2 billion, partially offset by several other insignificant items.

In the six months ended June 30, 2020, Interest income and other non-operating income, net decreased primarily due to losses related to PSA warrants and lower gains in our investment in Lyft of $0.7 billion, partially offset by increased non-service pension income of $0.2 billion.

The following table summarizes gains (losses) related to our investment in Lyft and PSA warrants:

	Three Months Ended		Favorable/ (Unfavorable)	Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2020	June 30, 2019		June 30, 2020	June 30, 2019
Gains (losses) related to Lyft	$4	$(65)	$69	$10	$220	$(210)
Gains (losses) related to PSA warrants	114	32	82	(303)	171	(474)
Total gains (losses) on investments	$118	$(33)	$151	$(293)	$391	$(684)

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2020	June 30, 2019		%	June 30, 2020	June 30, 2019		%
Income tax expense (benefit)	$(112)	$524	$636	n.m.	$245	$661	$416	62.9%
________
n.m. = not meaningful

In the three months ended June 30, 2020, Income tax expense decreased primarily due to lower pre-tax income.

In the six months ended June 30, 2020, Income tax expense decreased primarily due to lower pre-tax income, partially offset by establishment of a valuation allowance.

For the three and six months ended June 30, 2020, our ETR-adjusted was 14.6% and 23.2%.

Refer to Note 16 to our condensed consolidated financial statements for additional information related to Income tax expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended		Favorable / (Unfavorable)	%	Variance Due To
	June 30, 2020	June 30, 2019			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$11,604	$28,324	$(16,720)	(59.0)%	$(16.1)	$(1.0)	$0.9		$(0.5)
EBIT (loss)-adjusted	$(101)	$3,022	$(3,123)	n.m.	$(4.4)	$(0.8)	$0.9	$1.4	$(0.2)
EBIT (loss)-adjusted margin	(0.9)%	10.7%	(11.6)%
	(Vehicles in thousands)
Wholesale vehicle sales	331	870	(539)	(62.0)%
__________
n.m. = not meaningful

	Six Months Ended		Favorable / (Unfavorable)	%	Variance Due To
	June 30, 2020	June 30, 2019			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$37,435	$55,689	$(18,254)	(32.8)%	$(18.5)	$(0.2)	$0.9		$(0.5)
EBIT-adjusted	$2,093	$4,918	$(2,825)	(57.4)%	$(4.9)	$(0.4)	$0.9	$1.8	$(0.3)
EBIT-adjusted margin	5.6%	8.8%	(3.2)%
	(Vehicles in thousands)
Wholesale vehicle sales	1,106	1,729	(623)	(36.0)%

GMNA Total Net Sales and Revenue In the three months ended June 30, 2020, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes across most vehicle lines as a result of suspending production due to the COVID-19 pandemic; (2) unfavorable mix associated with decreased sales of full-size SUVs and pickup trucks partially offset by decreased sales of crossover vehicles and passenger cars; and (3) unfavorable Other primarily due to decreased sales of parts and accessories; partially offset by (4) favorable price primarily due to full-size pickup trucks and crossover vehicles.

In the six months ended June 30, 2020, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes across most vehicle lines as a result of suspending production due to the COVID-19 pandemic; (2) unfavorable mix associated with decreased sales of full-size SUVs and pickup trucks partially offset by decreased sales of crossover vehicles and passenger cars; and (3) unfavorable Other primarily due to decreased sales of parts and accessories; partially offset by (4) favorable price primarily due to crossover vehicles and full-size pickup trucks.

GMNA EBIT (Loss)-Adjusted In the three months ended June 30, 2020, EBIT-adjusted decreased primarily due to: (1) decreased net wholesale volumes; (2) unfavorable mix; and (3) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Mexican Peso against the U.S. Dollar; partially offset by (4) favorable Cost due to savings in advertising of $0.5 billion, engineering of $0.4 billion and manufacturing of $0.4 billion, all inclusive of the suspension of production and austerity measures in response to the COVID-19 pandemic as well as transformation activities, and increased non-service pension income; and (5) favorable price.

In the six months ended June 30, 2020, EBIT-adjusted decreased primarily due to: (1) decreased net wholesale volumes; (2) unfavorable mix; and (3) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Mexican Peso against the U.S. Dollar; partially offset by (4) favorable Cost due to savings in advertising of $0.6 billion, engineering of $0.5 billion and manufacturing of $0.4 billion, all inclusive of the suspension of production and austerity measures in response to the COVID-19 pandemic as well as transformation activities, increased non-service pension income of $0.2 billion and favorable material performance of $0.2 billion; and (5) favorable price.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM International

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2020	June 30, 2019		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$1,677	$4,047	$(2,370)	(58.6)%	$(2.2)	$0.2	$—		$(0.4)
EBIT (loss)-adjusted	$(270)	$(48)	$(222)	n.m.	$(0.2)	$—	$—	$0.1	$(0.1)
EBIT (loss)-adjusted margin	(16.1)%	(1.2)%	(14.9)%
Equity income — Automotive China	$169	$235	$(66)	(28.1)%
EBIT (loss)-adjusted — excluding Equity income	$(439)	$(283)	$(156)	(55.1)%
	(Vehicles in thousands)
Wholesale vehicle sales	90	259	(169)	(65.3)%
__________
n.m. = not meaningful

	Six Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2020	June 30, 2019		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$4,957	$7,897	$(2,940)	(37.2)%	$(2.8)	$0.6	$—		$(0.7)
EBIT (loss)-adjusted	$(821)	$(17)	$(804)	n.m.	$(0.3)	$—	$0.1	$0.1	$(0.8)
EBIT (loss)-adjusted margin	(16.6)%	(0.2)%	(16.4)%
Equity income — Automotive China	$2	$611	$(609)	(99.7)%
EBIT (loss)-adjusted — excluding Equity income	$(823)	$(628)	$(195)	(31.1)%
	(Vehicles in thousands)
Wholesale vehicle sales	281	495	(214)	(43.2)%
__________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT (loss)-adjusted above.

GMI Total Net Sales and Revenue In the three months ended June 30, 2020, Total net sales and revenue decreased primarily due to: (1) decreased wholesale volumes primarily due to lower industry volumes due to the COVID-19 pandemic primarily in Brazil and Asia/Pacific; and (2) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Brazilian Real and Argentine Peso against the U.S. Dollar and decreased parts and accessories sales, partially offset by (3) favorable mix in Brazil partially offset by unfavorable mix in the Middle East.

In the six months ended June 30, 2020, Total net sales and revenue decreased primarily due to: (1) decreased wholesale volumes primarily due to lower industry volumes and the COVID-19 pandemic primarily in Brazil and Asia/Pacific; and (2) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Brazilian Real and Argentine Peso against the U.S. Dollar and decreased parts and accessories sales, partially offset by (3) favorable mix in Brazil and Asia/Pacific.

GMI EBIT (Loss)-Adjusted In the three months ended June 30, 2020, EBIT (loss)-adjusted increased primarily due to unfavorable volume.

In the six months ended June 30, 2020, EBIT (loss)-adjusted increased primarily due to: (1) unfavorable volume; and (2) unfavorable Other primarily due to decreased equity income and the foreign currency effect resulting from the weakening of the Argentine Peso and other currencies against the U.S. Dollar; partially offset by (3) favorable Cost primarily due to decreased advertising.

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

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Wholesale vehicle sales, including vehicles exported to markets outside of China	733	731	1,075	1,587
Total net sales and revenue	$9,239	$9,002	$13,560	$19,148
Net income	$562	$499	$214	$1,266

Cruise

	Three Months Ended		Favorable / (Unfavorable)	%	Six Months Ended		Favorable / (Unfavorable)	%
	June 30, 2020	June 30, 2019			June 30, 2020	June 30, 2019
Total net sales and revenue(a)	$28	$25	$3	12.0%	$53	$50	$3	6.0%
EBIT (loss)-adjusted	$(195)	$(279)	$84	30.1%	$(423)	$(448)	$25	5.6%
__________
(a)Reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three and six months ended June 30, 2020 and 2019.

Cruise EBIT (Loss)-Adjusted In the three and six months ended June 30, 2020, EBIT (loss)-adjusted decreased primarily due to a reduction in development costs as we progress towards the commercialization of a network of on-demand autonomous vehicles in the U.S.

GM Financial

	Three Months Ended		Increase/ (Decrease)	%	Six Months Ended		Increase/ (Decrease)	%
	June 30, 2020	June 30, 2019			June 30, 2020	June 30, 2019
Total revenue	$3,423	$3,639	$(216)	(5.9)%	$6,984	$7,259	$(275)	(3.8)%
Provision for loan losses	$327	$179	$148	82.7%	$793	$354	$439	n.m.
EBT-adjusted	$226	$536	$(310)	(57.8)%	$456	$895	$(439)	(49.1)%
Average debt outstanding (dollars in billions)	$95.9	$92.5	$3.4	3.6%	$92.4	$92.4	$—	(0.1)%
Effective rate of interest paid	3.3%	4.1%	(0.8)%		3.5%	4.1%	(0.6)%
__________
n.m. = not meaningful

GM Financial Revenue In the three months ended June 30, 2020, total revenue decreased primarily due to decreased leased vehicle income of $0.1 billion primarily due to a decrease in the leased vehicle portfolio and decreased commercial finance charge income of $0.1 billion due to a lower effective yield resulting from falling benchmark interest rates and a decrease in the commercial finance receivables portfolio as a result of GM suspending manufacturing operations due to the COVID-19 pandemic.

In the six months ended June 30, 2020 total revenue decreased primarily due to decreased leased vehicle income of $0.2 billion primarily due to a decrease in the leased vehicle portfolio and decreased investment income of $0.1 billion resulting from falling benchmark interest rates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial EBT-Adjusted In the three months ended June 30, 2020, EBT-adjusted decreased primarily due to: (1) decreased leased vehicle income net of leased vehicle expenses of $0.3 billion primarily due to a decrease in the leased vehicle portfolio and an increase in the depreciation rate resulting from lowered residual value estimates on the lease portfolio; (2) increased provision for loan losses of $0.1 billion primarily due to increased expected charge-offs and decreased expected recoveries as a result of the economic impact of the COVID-19 pandemic, inclusive of new CECL standard impacts; partially offset by (3) decreased interest expense of $0.2 billion due to a lower effective rate of interest on debt resulting from falling benchmark interest rates, partially offset by an increase in the average debt outstanding.

In the six months ended June 30, 2020 EBT-adjusted decreased primarily due to: (1) increased provision for loan losses of $0.4 billion primarily due to increased expected charge-offs and decreased expected recoveries as a result of the economic impact of the COVID-19 pandemic, inclusive of new CECL standard impacts; (2) decreased leased vehicle income net of leased vehicle expenses of $0.2 billion primarily due to a decrease in the leased vehicle portfolio and an increase in the depreciation rate resulting from lowered residual value estimates on the lease portfolio; partially offset by (3) decreased interest expense of $0.3 billion due to a lower effective rate of interest on debt resulting from falling benchmark interest rates.

Liquidity and Capital Resources As described in the “Overview” section of this MD&A, the COVID-19 pandemic has had a material impact on our financial results and we expect it will continue to have a material impact on future periods, including our cash flows from operating activities and liquidity. The extent of COVID-19’s impact on our liquidity will depend upon, among other things, the duration, spread and intensity of the pandemic and related government responses such as required physical distancing, restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, all of which are uncertain and difficult to predict. Refer to Item 1A. Risk Factors for a full discussion of the risks associated with the COVID-19 pandemic.

In April and May 2020, to preserve financial flexibility in light of the current uncertainty in global markets resulting from the COVID-19 pandemic, we borrowed $15.9 billion under our revolving credit facilities, extended a portion of our revolving credit facilities for an additional year, issued $4.0 billion in senior unsecured notes and entered into a new unsecured 364-day, $2.0 billion revolving credit facility. See the "Automotive Liquidity" section of this MD&A for additional information on these liquidity actions. In response to the uncertainties created by the pandemic, we are executing a number of austerity measures to reduce costs, such as limiting advertising and other third-party spending, suspending our dividend on common shares, deferring salaried employee compensation and delaying non-critical projects, including certain future product programs.

Despite the negative impact COVID-19 continues to have on our liquidity, we believe our current levels of cash, cash equivalents, and marketable debt securities, which include the borrowings under our revolving credit facilities, and other liquidity actions currently available to us are sufficient to meet our liquidity requirements. We also maintain access to the capital markets and may issue debt or equity securities, which may provide an additional source of liquidity. We have substantial cash requirements going forward, which we plan to fund through our total available liquidity, cash flows from operating activities and additional liquidity measures, if determined to be necessary. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic.

Our known current and future material uses of cash relate to funding near-term operations through the current economic cycle including: (1) ongoing cash costs including payments associated with previously announced vehicle recalls, the settlements of the multi-district litigation and any other recall-related contingencies, payments to service debt and other long-term obligations, including repayment of amounts drawn on our revolving credit facilities and discretionary and mandatory contributions to our pension plans; and (2) capital expenditures and payments for engineering and product development activities, which we expect will be significantly less than previously forecasted for the remainder of 2020 due to our austerity measures. Our future uses of cash will be focused on the three objectives of our capital allocation program: (1) reinvest in our business at an average target ROIC-adjusted rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18 billion; and (3) after the first two objectives are met, return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors not less than once annually.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A, Item 1A. Risk Factors in this Form 10-Q and Item 1A. Risk Factors of our 2019 Form 10-K, some of which are outside of our control.

Cash flows occur amongst our Automotive, Cruise and GM Financial operations that are eliminated when we consolidate our cash flows. Such eliminations include, among other things, collections by Automotive on wholesale accounts receivables

GENERAL MOTORS COMPANY AND SUBSIDIARIES

financed by dealers through GM Financial, payments between Automotive and GM Financial for accounts receivables transferred by Automotive to GM Financial, loans to Automotive from GM Financial, dividends issued by GM Financial to Automotive and Automotive cash injections in Cruise. The presentation of Automotive liquidity, Cruise liquidity and GM Financial liquidity presented below includes the impact of cash transactions amongst the sectors that are ultimately eliminated in consolidation.

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable debt securities and funds available under credit facilities. The amount of available liquidity is subject to seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. In response to the COVID-19 pandemic, we have taken immediate actions to provide for additional liquidity including drawing $15.9 billion on our revolving credit facilities and implementing austerity measures. In May 2020, we issued $4.0 billion in aggregate principal amount of senior unsecured notes with a weighted average interest rate of 6.11% and maturity dates ranging from 2023 to 2027. The notes are governed by a sixth supplemental indenture and the same base indenture that governs our existing notes, which contains terms and covenants customary for these types of securities, including a limitation on the amount of certain secured debt we may incur. The net proceeds from the issuance of these senior unsecured notes provides additional financial flexibility and will be used for general corporate purposes. In May 2020, we also entered into a new unsecured 364-day, $2.0 billion revolving credit facility as an additional source of available liquidity. We have changed the management of our liquidity by borrowing on our credit facilities, changing our investment portfolio composition and taking significant austerity measures to provide better flexibility in response to COVID-19; however, we have not significantly changed our investment guidelines since December 31, 2019.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. We increased our automotive borrowing capacity under credit facilities from $17.5 billion at December 31, 2019 to $18.5 billion at June 30, 2020. At June 30, 2020 our automotive borrowing capacity under credit facilities consisted of four revolving credit facilities. These facilities consist of a three-year, $4.0 billion facility, a five-year, $10.5 billion facility, a three-year, $2.0 billion transformation facility and a new 364-day, $2.0 billion revolving credit facility entered into in May 2020. The three-year, $4.0 billion facility allows for borrowings in U.S. Dollars and other currencies and includes a letter of credit sub-facility of $1.1 billion. The five-year, $10.5 billion facility allows for borrowings in U.S. Dollars and other currencies. The three-year, $2.0 billion transformation facility and the new unsecured 364-day facility allow for borrowings in U.S. Dollars only. Total borrowing capacity under our automotive credit facilities does not include a 364-day, $2.0 billion facility designated for exclusive use by GM Financial, which allows for borrowings in U.S. Dollars only.

In April 2020, we renewed our 364-day, $2.0 billion facility designated for exclusive use by GM Financial for an additional 364-day term and extended $3.6 billion of the three-year, $4.0 billion facility for an additional year expiring in April 2022. The remaining portion will expire in April 2021, unless extended. As part of the extension of the three-year, $4.0 billion facility, we have agreed not to execute any share repurchases until we no longer have outstanding borrowings under the revolving credit facilities, except for the three-year, $2.0 billion transformation facility. In addition, we are restricted from paying dividends on our common shares if outstanding borrowings under the revolving credit facilities exceed $5.0 billion, with the exception of the three-year, $2.0 billion transformation facility.

In the six months ended June 30, 2020, we borrowed $3.4 billion against our three-year, $4.0 billion facility, $2.0 billion against our three-year, $2.0 billion transformation facility and $10.5 billion against our five-year, $10.5 billion facility to preserve financial flexibility in response to the current uncertainty in global markets and the adverse economic environment resulting from the COVID-19 pandemic. We did not have any borrowings against our facilities at December 31, 2019. We had letters of credit outstanding under our sub-facility of $0.3 billion and $0.2 billion at June 30, 2020 and December 31, 2019. Refer to Note 11 to our condensed consolidated financial statements for additional information on the contractual maturities of our debt obligations.

If available capacity permits, GM Financial has access to our automotive credit facilities, except for the three-year, $2.0 billion transformation facility. In addition, GM Financial has exclusive use of the 364-day, $2.0 billion facility that expires in April 2021. GM Financial did not have borrowings outstanding against any facilities at June 30, 2020 and December 31, 2019. We had intercompany loans from GM Financial of $1.4 billion, which primarily consisted of $0.9 billion in funding for subvention owed in the three months ended June 30, 2020 and $0.4 billion of commercial loans to dealers we consolidate at June 30, 2020 and $0.5 billion which primarily consisted of commercial loans to dealers we consolidate at December 31, 2019. We did not have intercompany loans to GM Financial. Refer to Note 5 of our condensed consolidated financial statements for additional information.

In the three and six months ended June 30, 2020, GM Financial's Board of Directors declared and paid dividends of $0.4 billion and $0.8 billion on its common stock. Future dividends from GM Financial will depend on several factors including

GENERAL MOTORS COMPANY AND SUBSIDIARIES

business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio. In addition, we expect to continue to receive dividends from our Automotive China JVs on a normal cadence.

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

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of June 30, 2020 and determined we are in compliance and expect to remain in compliance in the future.

In January 2017 we announced that our Board of Directors had authorized the purchase of up to $5.0 billion of our common stock with no expiration date as part of our common stock repurchase program. We have completed $1.7 billion of the $5.0 billion program through June 30, 2020. In April 2020 we agreed not to execute any share repurchases until we no longer have outstanding borrowings under the revolving credit facilities, except for the three-year, $2.0 billion transformation facility.

The following table summarizes our available liquidity (dollars in billions):

	June 30, 2020	December 31, 2019
Automotive cash and cash equivalents, net(a)	$20.0	$13.4
Marketable debt securities	8.3	3.9
Automotive cash, cash equivalents and marketable debt securities, net	28.3	17.3
Cruise cash and cash equivalents(b)	1.2	2.3
Cruise marketable debt securities(b)	1.0	0.3
Available liquidity	30.5	19.9
Available under credit facilities	2.3	17.3
Total available liquidity	$32.8	$37.2
__________
(a)Amount is net of $0.5 billion owed for unsettled marketable debt securities at June 30, 2020.
(b)Amounts are designated exclusively for the use of Cruise.

The following table summarizes the changes in our Automotive available liquidity (excluding Cruise, dollars in billions):

Six Months Ended June 30, 2020
Operating cash flow	$(7.7)
Capital expenditures	(2.3)
Dividends paid and payments to purchase common stock	(0.6)
Issuance of senior unsecured notes	4.0
Borrowings against credit facilities	15.9
Other non-operating(a)	1.7
Decrease in available credit facilities	(15.0)
Total change in automotive available liquidity	$(4.0)
__________
(a)Amount includes $0.6 billion of proceeds from the sale of our remaining shares in Lyft and $0.9 billion in intercompany loans from GM Financial for subvention owed.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2020	June 30, 2019
Operating Activities
Net income (loss)	$(0.5)	$4.2	$(4.7)
Depreciation, amortization and impairment charges	2.8	3.8	(1.0)
Pension and OPEB activities	(0.8)	(0.9)	0.1
Working capital	(5.8)	(4.6)	(1.2)
Accrued and other liabilities and income taxes	(4.9)	—	(4.9)
Other	1.5	(0.9)	2.4
Net automotive cash provided by (used in) operating activities	$(7.7)	$1.6	$(9.3)

In the six months ended June 30, 2020, the decrease in Net automotive cash provided by (used in) operating activities was primarily due to: (1) lower pre-tax earnings of $5.1 billion, the unwind of sales incentives of $4.4 billion, and the unwind of working capital, all impacted unfavorably by COVID-19; (2) lower dividends received from our nonconsolidated affiliates of $0.4 billion; partially offset by (3) dividends received from GM Financial of $0.8 billion; and (4) several other insignificant items.

	Six Months Ended		Change
	June 30, 2020	June 30, 2019
Investing Activities
Capital expenditures	$(2.3)	$(3.4)	$1.1
Acquisitions and liquidations of marketable securities, net(a)	(3.3)	(0.1)	(3.2)
GM investment in Cruise	—	(0.7)	0.7
Other	—	0.1	(0.1)
Net automotive cash used in investing activities	$(5.6)	$(4.1)	$(1.5)
__________
(a)Amount includes $0.6 billion of proceeds from the sale of our remaining shares in Lyft in the six months ended June 30, 2020.

In the six months ended June 30, 2020, capital expenditures decreased due to the delay of non-critical projects, including certain future product programs, in response to the COVID-19 pandemic. Cash used in acquisitions and liquidations of marketable securities, net increased due to the increased purchases of marketable securities with proceeds from the issuance of debt in response to the COVID-19 pandemic.

	Six Months Ended		Change
	June 30, 2020	June 30, 2019
Financing Activities
Borrowings against credit facilities	$15.9	$0.7	$15.2
Net proceeds from short-term debt(a)	1.6	0.8	0.8
Issuance of senior unsecured notes	4.0	—	4.0
Dividends paid and payments to purchase common stock	(0.6)	(1.1)	0.5
Other	(0.3)	(0.3)	—
Net automotive cash provided by financing activities	$20.6	$0.1	$20.5
__________
(a)Amount includes $0.9 billion intercompany loans from GM Financial for subvention owed in the six months ended June 30, 2020.

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. For the six months ended June 30, 2020, net automotive cash used in operating activities under U.S. GAAP was $7.7 billion, capital expenditures were $2.3 billion, and adjustments for management actions were insignificant.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

For the six months ended June 30, 2019, net automotive cash provided by operating activities under U.S. GAAP was $1.6 billion, capital expenditures were $3.4 billion, and an adjustment for management actions related to transformation activities primarily in GMNA was $0.5 billion.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited (DBRS), Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). All four credit rating agencies currently rate our corporate credit at investment grade. The following table summarizes our credit ratings at July 15, 2020:

	Corporate	Revolving Credit Facilities	Senior Unsecured	Outlook
DBRS	BBB	BBB	N/A	Negative
Fitch	BBB-	BBB-	BBB-	Stable
Moody's	Investment Grade	Baa2	Baa3	Negative
S&P	BBB	BBB	BBB	Credit watch with negative implications

Rating actions taken by each of the credit rating agencies from January 1, 2020 through July 15, 2020 were as follows: (1) S&P revised their outlook to Credit watch with negative implications from Stable in March 2020; (2) Moody’s revised their outlook to Under review for downgrade from Stable in March 2020; confirmed our ratings and revised their outlook to Negative from Under review for downgrade in May 2020; (3) DBRS revised their outlook to Under review with negative implications from Stable in March 2020; downgraded our ratings to BBB from BBB (high) and revised their outlook to Negative from Under review with negative implications in June 2020; and (4) Fitch downgraded our ratings to BBB- from BBB in May 2020.

Cruise Liquidity The changes in our Cruise available liquidity in the six months ended June 30, 2020 were primarily driven by operating cash flow. When Cruise's autonomous vehicles are ready for commercial deployment, The Vision Fund is obligated to purchase additional Cruise convertible preferred shares for $1.35 billion.

Cruise Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2020	June 30, 2019
Net cash used in operating activities	$(0.4)	$(0.4)	$—
Net cash used in investing activities	$(0.7)	$(0.9)	$0.2
Net cash provided by financing activities	$—	$1.1	$(1.1)

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

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$6.5	$3.3
Borrowing capacity on unpledged eligible assets	15.2	17.5
Borrowing capacity on committed unsecured lines of credit	0.4	0.3
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity(a)	$24.0	$23.1
__________
(a)Amounts may not sum due to rounding.

At June 30, 2020, GM Financial's available liquidity increased from December 31, 2019 due to an increase in cash and cash equivalents and a decrease in borrowing capacity. GM Financial increased utilization of credit facilities in the three months ended March 31, 2020 to preserve financial flexibility in response to uncertainty in global capital markets and weak economic environment resulting from the COVID-19 pandemic. The composition of liquidity has shifted back towards borrowing capacity during the three months ended June 30, 2020, and GM Financial expects the composition of liquidity to revert to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

historical levels of cash and cash equivalents and borrowing capacity over time. GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at June 30, 2020 and December 31, 2019. Refer to the Automotive Liquidity section of this MD&A for additional details.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At June 30, 2020 secured, committed unsecured and uncommitted unsecured credit facilities totaled $25.5 billion, $0.4 billion and $1.8 billion with advances outstanding of $7.6 billion, $0.1 billion and $1.8 billion.

GM Financial Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2020	June 30, 2019
Net cash provided by operating activities	$4.1	$4.3	$(0.2)
Net cash used in investing activities	$(3.2)	$(4.3)	$1.1
Net cash provided by (used in) financing activities	$3.0	$(0.8)	$3.8

In the six months ended June 30, 2020, Net cash provided by operating activities decreased primarily due to a decrease in revenue and collateral posting activities, partially offset by a decrease in interest paid.

In the six months ended June 30, 2020, Net cash used in investing activities decreased primarily due to: (1) a decrease in purchases of leased vehicles of $2.1 billion; and (2) increased collections, and recoveries on finance receivables of $1.2 billion; partially offset by (3) increased purchases of finance receivables of $1.3 billion, inclusive of a net change in funding to Automotive for subvention of $0.9 billion; and (4) a decrease in proceeds from the termination of leased vehicles of $0.9 billion.

In the six months ended June 30, 2020, Net cash provided by financing activities increased primarily due to an increase in borrowings of $13.4 billion partially offset by an increase in debt repayments of $8.8 billion and dividend payments of $0.8 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Contractual Obligations and Other Long-Term Liabilities We have minimum commitments under contractual obligations, including purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including fixed or minimum quantities to be purchased or fixed minimum price provisions and the approximate timing of the transaction. Based on these definitions, the following table includes only those contracts that include fixed or minimum obligations. The majority of our purchases are not included in the table as they are made under purchase orders that are requirements-based and accordingly do not specify minimum quantities. The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at June 30, 2020:

	Payments Due by Period
	July 1, 2020 to December 31, 2020	2021	2022-2023	2024-2025	2026 and after	Total
Automotive debt	$1,424	$1,825	$18,096	$2,579	$11,107	$35,031
Automotive Financing debt	21,693	27,507	24,207	12,435	5,941	91,783
Finance lease obligations	65	82	68	27	97	339
Automotive interest payments(a)	590	1,212	2,032	1,525	8,581	13,940
Automotive Financing interest payments(b)	2,082	1,848	2,081	866	348	7,225
Postretirement benefits(c)	182	233	462	—	—	877
Operating lease obligations	125	240	383	265	389	1,402
Other contractual commitments:
Material	969	465	135	72	21	1,662
Marketing	312	253	94	8	—	667
Other (d)	578	783	1,475	198	184	3,218
Total contractual commitments(e)	$28,020	$34,448	$49,033	$17,975	$26,668	$156,144

Non-contractual benefits(f)	$153	$272	$489	$915	$9,382	$11,211
__________
(a)Amounts include automotive interest payments based on contractual terms and current interest rates on our debt and finance lease obligations. Automotive interest payments based on variable interest rates were determined using the interest rate in effect at June 30, 2020.
(b)GM Financial interest payments were determined using the interest rate in effect at June 30, 2020 for floating rate debt and the contractual rates for fixed rate debt. GM Financial interest payments on floating rate tranches of the securitization notes payable were converted to a fixed rate based on the floating rate plus any expected hedge payments.
(c)Amounts include OPEB payments under the contract term of the current labor agreements in North America and do not include pension funding obligations.
(d)Amounts include $0.9 billion related to committed capital contributions to a non-consolidated VIE.
(e)Amounts do not include future cash payments for purchase obligations and certain other accrued expenditures (unless listed in the table above) that were recorded in Accounts payable, Accrued liabilities and Other liabilities in our condensed consolidated financial statements at June 30, 2020.
(f)Amounts include all expected future payments for both current and expected future service at June 30, 2020 for OPEB obligations for salaried and hourly employees extending beyond the current North American union contract agreements, workers' compensation and extended disability benefits. Amounts do not include pension funding obligations.

The table above does not reflect product warranty and related liabilities, certified pre-owned, extended warranty and free maintenance of $7.8 billion and unrecognized tax benefits of $0.7 billion due to the uncertainty regarding the future cash outflows potentially associated with these amounts. In addition, future cash outflows related to previously announced restructuring actions are not included in the table above. Refer to Note 17 of our condensed consolidated financial statements for additional information.

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
During the six months ended June 30, 2020, GM Financial updated the forecast of economic factors for potential impacts from the COVID-19 pandemic. In addition, GM Financial lowered the forecast of expected recovery rates on repossessions. In aggregate, these updates resulted in an increase in the allowance for loan losses on the GM Financial retail finance receivables portfolio of $0.1 billion and $0.3 billion for the three and six months ended June 30, 2020. Actual economic data and recovery rates that are lower than those we forecast would result in an increase to the allowance for loan losses.
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

Residual Value of GM Financial Leased Vehicles At June 30, 2020, the estimated residual value of GM Financial’s leased vehicles at the end of the lease term was $28.7 billion. Depreciation reduces the carrying value of each leased asset in GM Financial’s operating lease portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. GM Financial reviewed the lease portfolio for indicators of impairment and determined that no impairment indicators were present at June 30, 2020. GM Financial updated residual value estimates on the lease portfolio to reflect the decrease in forecasted used vehicle prices due to economic impacts from the COVID-19 pandemic and will record increased depreciation expense over the remaining term of the portfolio. If used vehicle prices decrease further, GM Financial would further increase depreciation expense and/or record an impairment charge on the lease portfolio. If an impairment exists, GM Financial would determine any shortfall in recoverability of the leased vehicle asset groups by year, make and model. Recoverability is calculated as the excess of: (1) the sum of remaining lease payments plus estimated residual value; over (2) leased vehicles, net less deferred revenue. Alternatively, if used vehicle prices outperform our estimates, GM Financial would record increased gains on sales of off-leased vehicles and/or decreased depreciation expense.

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may include "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and are often identified by words like "aim," “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions. In making these statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new products, services and customer experiences in response to increased competition in the automotive industry; (2) our ability to timely fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers; (3) the success of our crossovers, SUVs and full-size pickup trucks; (4) our ability to successfully and cost-effectively restructure our operations in the U.S. and various other countries and initiate additional cost reduction actions with minimal disruption; (5) our ability to reduce the cost of manufacturing electric vehicles and drive increased consumer adoption; (6) the unique technological, operational, regulatory and competitive risks related to the timing and commercialization of autonomous vehicles; (7) global automobile market sales volume, which can be volatile; (8) our significant business in China, which is subject to unique operational, competitive, regulatory and economic risks; (9) our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (10) the international scale and footprint of our operations, which exposes us to a variety of unique political, economic, competitive and regulatory risks, including the risk of changes in government leadership and laws (including labor, tax and other laws), political instability and economic tensions between governments and changes in international trade policies, new barriers to entry and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

changes to or withdrawals from free trade agreements, public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 pandemic, changes in foreign exchange rates and interest rates, economic downturns in foreign countries, differing local product preferences and product requirements, compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements and union relationships, differing dealer and franchise regulations and relationships, and difficulties in obtaining financing in foreign countries; (11) any significant disruption, including any work stoppages, at any of our manufacturing facilities; (12) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (13) prices of raw materials used by us and our suppliers; (14) our highly competitive industry, which is characterized by excess manufacturing capacity and the use of incentives and the introduction of new and improved vehicle models by our competitors; (15) the possibility that competitors may independently develop products and services similar to ours or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (16) our ability to manage risks related to security breaches and other disruptions to our information technology systems and networked products, including connected vehicles and in-vehicle systems; (17) our ability to comply with increasingly complex, restrictive and punitive regulations relating to our enterprise data practices, including the collection, use, sharing and security of the Personal Identifiable Information of our customers, employees, or suppliers; (18) our ability to comply with extensive laws, regulations and policies applicable to our operations and products, including those relating to fuel economy and emissions and autonomous vehicles; (19) costs and risks associated with litigation and government investigations; (20) the costs and effect on our reputation of product safety recalls and alleged defects in products and services; (21) any additional tax expense or exposure; (22) our continued ability to develop captive financing capability through GM Financial; (23) any significant increase in our pension funding requirements; and (24) the ongoing COVID-19 pandemic. A further list and description of these risks, uncertainties and other factors can be found in our 2019 Form 10-K and our subsequent filings with the SEC.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2020 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at June 30, 2020.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to the COVID-19 global pandemic, we are monitoring our control environment with increased vigilance to ensure changes as a result of physical distancing are addressed and all increased risks are mitigated. For additional information refer to Item 1A. Risk Factors.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II
Item 1. Legal Proceedings

The discussion under "Litigation-Related Liability and Tax Administrative Matters" in Note 15 to our condensed consolidated financial statements is incorporated by reference into this Part II – Item 1.

*  *  *  *  *  *  *

Item 1A. Risk Factors

The COVID-19 pandemic may continue to disrupt our business and operations, which could materially adversely impact our business, financial condition, liquidity and results of operations. Pandemics, epidemics or disease outbreaks in the U.S. or globally may continue to disrupt our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. In January 2020, the World Health Organization declared the COVID-19 outbreak a public health emergency and in March 2020 declared it a global pandemic. The outbreak has since spread globally and has caused significant disruption to the global economy, including the automotive industry. We responded by implementing work-from-home protocols for employees who can work remotely and systematically suspending the majority of our global manufacturing operations. By April 2020, we fully resumed our Automotive China JVs’ manufacturing operations. Beginning in May 2020, we resumed our critical manufacturing operations in North America, and we continue to take actions to increase production and replenish dealer inventories. Our manufacturing operations resumed production under enhanced public health procedures, including temperature screening of employees before entry into facilities, shift adjustments to allow for physical distancing, deep cleaning of facilities after each shift, and the provision of personal protective equipment.

The COVID-19 pandemic has had a material impact on our business as discussed in detail in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. However, the full extent to which the COVID-19 pandemic will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak or subsequent outbreaks, which may cause us to again suspend our global manufacturing operations. In particular, if COVID-19 continues to spread or re-emerges, particularly in North America where our profits are most concentrated, resulting in a prolonged period of travel, commercial, social and other similar restrictions, we could experience among other things: (1) global supply disruptions; (2) labor disruptions; (3) an inability to manufacture; (4) an inability to sell to our customers; (5) a decline in showroom traffic and customer demand during and following the pandemic; (6) customer defaults on automobile loans and leases; (7) lower than expected pricing on vehicles sold at auction; and (8) an impaired ability to access credit and the capital markets. We may also be subject to enhanced legal risks, including potential litigation related to the COVID-19 pandemic. Further, we expect the COVID-19 pandemic, and the related adverse economic impact, will result in a significant contraction of total industry volumes in 2020. We also have substantial cash requirements going forward, including: (1) ongoing cash costs including payments associated with previously announced vehicle recalls, the settlements of the multi-district litigation and any other recall-related contingencies, payments to service debt and other long-term obligations, including repayment of amounts drawn on our revolving credit facilities and mandatory contributions to our pension plans; and (2) capital expenditures and payments for engineering and product development activities. We cannot predict with confidence whether our current liquidity will be sufficient to fund our ongoing needs because the duration of the COVID-19 pandemic and the extent to which it will impact our operations is highly uncertain and will depend on future developments. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic could continue to have a material impact on our business, financial condition and results of operations. For a further discussion of the impact of COVID-19 on our liquidity, refer to the “Liquidity and Capital Resources” section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended June 30, 2020:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
April 1, 2020 through April 30, 2020	51,252	$22.25	—	$3.3 billion
May 1, 2020 through May 31, 2020	—	$—	—	$3.3 billion
June 1, 2020 through June 30, 2020	—	$—	—	$3.3 billion
Total	51,252	$22.25	—
__________
(a)Shares purchased consist of shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs, PSUs and Restricted Stock Awards relating to compensation plans. Refer to our 2019 Form 10-K for additional details on employee stock incentive plans.
(b)In January 2017, we announced that our Board of Directors had authorized the purchase of up to $5.0 billion of our common stock with no expiration date. In April 2020 we agreed not to execute any share repurchases until we no longer have outstanding borrowings under the revolving credit facilities, except for the three-year, $2.0 billion transformation facility.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
3.1
Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference
3.2
General Motors Company Amended and Restated Bylaws, as amended August 14, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed on August 20, 2018
Incorporated by Reference
4.1
Sixth Supplemental Indenture, dated as of May 12, 2020, to the Indenture, dated as of September 27, 2013, between General Motors Company, as issuer, and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of General Motors Company filed May 12, 2020
Incorporated by Reference
10.1
Second Amended and Restated 364-Day Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed April 17, 2020
Incorporated by Reference
10.2
Amendment No. 1, dated April 24, 2020, to Third Amended and Restated 3-Year Revolving Credit Agreement, dated April 18, 2018, among General Motors Company, General Motors Financial Company, Inc., General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed April 27, 2020
Incorporated by Reference
10.3
364-Day Revolving Credit Agreement, dated May 13, 2020, by and among General Motors Company, the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of General Motors Company filed May 13, 2020
Incorporated by Reference
10.4*	General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of General Motors Company filed June 25, 2020	Incorporated by Reference
10.5*	Form of Restricted Stock Unit Award Agreement under the General Motors Company 2017 Long-Term Incentive Plan	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
__________
*Management contracts or compensatory plans and arrangements.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	July 29, 2020