Form 10-Q
period 2020-09-30
General Motors Co
filed 2020-11-05
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 19, 2020 there were 1,431,307,600 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales and revenue
Automotive	$32,067	$31,817	$74,580	$95,503
GM Financial	3,413	3,656	10,387	10,908
Total net sales and revenue (Note 3)	35,480	35,473	84,967	106,411
Costs and expenses
Automotive and other cost of sales	27,169	28,174	67,339	84,730
GM Financial interest, operating and other expenses	2,259	2,987	8,853	9,437
Automotive and other selling, general and administrative expense	1,628	2,008	4,908	6,209
Total costs and expenses	31,056	33,169	81,100	100,376
Operating income	4,424	2,304	3,867	6,035
Automotive interest expense	327	206	823	582
Interest income and other non-operating income, net	499	169	1,223	1,338
Equity income (Note 8)	309	315	389	1,000
Income before income taxes	4,905	2,582	4,656	7,791
Income tax expense (Note 16)	887	271	1,132	932
Net income	4,018	2,311	3,524	6,859
Net loss attributable to noncontrolling interests	27	40	57	67
Net income attributable to stockholders	$4,045	$2,351	$3,581	$6,926

Net income attributable to common stockholders	$4,005	$2,313	$3,446	$6,813

Earnings per share (Note 19)
Basic earnings per common share	$2.80	$1.62	$2.41	$4.79
Weighted-average common shares outstanding – basic	1,432	1,428	1,432	1,422

Diluted earnings per common share	$2.78	$1.60	$2.40	$4.74
Weighted-average common shares outstanding – diluted	1,439	1,442	1,439	1,439

Dividends declared per common share	$—	$0.38	$0.38	$1.14

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$4,018	$2,311	$3,524	$6,859
Other comprehensive income (loss), net of tax (Note 18)
Foreign currency translation adjustments and other	67	(357)	(964)	(140)
Defined benefit plans	(115)	120	163	162
Other comprehensive income (loss), net of tax	(48)	(237)	(801)	22
Comprehensive income	3,970	2,074	2,723	6,881
Comprehensive loss attributable to noncontrolling interests	21	50	59	87
Comprehensive income attributable to stockholders	$3,991	$2,124	$2,782	$6,968

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$26,939	$19,069
Marketable debt securities (Note 4)	9,962	4,174
Accounts and notes receivable, net	9,939	6,797
GM Financial receivables, net (Note 5; Note 10 at VIEs)	24,562	26,601
Inventories (Note 6)	10,934	10,398
Other current assets (Note 4; Note 10 at VIEs)	6,841	7,953
Total current assets	89,177	74,992
Non-current Assets
GM Financial receivables, net (Note 5; Note 10 at VIEs)	30,191	26,355
Equity in net assets of nonconsolidated affiliates (Note 8)	8,046	8,562
Property, net	36,989	38,750
Goodwill and intangible assets, net	5,245	5,337
Equipment on operating leases, net (Note 7; Note 10 at VIEs)	39,358	42,055
Deferred income taxes	23,970	24,640
Other assets (Note 4; Note 10 at VIEs)	6,695	7,346
Total non-current assets	150,494	153,045
Total Assets	$239,671	$228,037

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$20,914	$21,018
Short-term debt and current portion of long-term debt (Note 11)
Automotive	2,271	1,897
GM Financial (Note 10 at VIEs)	33,502	35,503
Accrued liabilities (Note 13)	23,916	26,487
Total current liabilities	80,603	84,905
Non-current Liabilities
Long-term debt (Note 11)
Automotive	26,473	12,489
GM Financial (Note 10 at VIEs)	55,320	53,435
Postretirement benefits other than pensions (Note 14)	5,746	5,935
Pensions (Note 14)	11,097	12,170
Other liabilities (Note 13)	12,424	13,146
Total non-current liabilities	111,060	97,175
Total Liabilities	191,663	182,080
Commitments and contingencies (Note 15)
Equity (Note 18)
Common stock, $0.01 par value	14	14
Additional paid-in capital	26,148	26,074
Retained earnings	29,134	26,860
Accumulated other comprehensive loss	(11,955)	(11,156)
Total stockholders’ equity	43,341	41,792
Noncontrolling interests	4,667	4,165
Total Equity	48,008	45,957
Total Liabilities and Equity	$239,671	$228,037

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities
Net income	$3,524	$6,859
Depreciation and impairment of Equipment on operating leases, net	5,518	5,573
Depreciation, amortization and impairment charges on Property, net	4,217	5,259
Foreign currency remeasurement and transaction (gains) losses	50	(170)
Undistributed earnings of nonconsolidated affiliates, net	137	243
Pension contributions and OPEB payments	(610)	(789)
Pension and OPEB income, net	(754)	(351)
Provision for deferred taxes	700	234
Change in other operating assets and liabilities	(2,805)	(5,310)
Net cash provided by operating activities	9,977	11,548
Cash flows from investing activities
Expenditures for property	(3,328)	(4,852)
Available-for-sale marketable securities, acquisitions	(12,190)	(3,130)
Available-for-sale marketable securities, liquidations	7,018	2,587
Purchases of finance receivables, net	(22,294)	(19,027)
Principal collections and recoveries on finance receivables	14,622	17,088
Purchases of leased vehicles, net	(10,468)	(12,488)
Proceeds from termination of leased vehicles	9,937	9,983
Other investing activities	(116)	148
Net cash used in investing activities	(16,819)	(9,691)
Cash flows from financing activities
Net increase in short-term debt	580	756
Proceeds from issuance of debt (original maturities greater than three months)	64,931	27,835
Payments on debt (original maturities greater than three months)	(50,659)	(29,432)
Proceeds from issuance of subsidiary preferred stock (Note 18)	492	463
Dividends paid	(653)	(1,792)
Other financing activities	(532)	(175)
Net cash provided by (used in) financing activities	14,159	(2,345)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(404)	(109)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,913	(597)
Cash, cash equivalents and restricted cash at beginning of period	22,943	23,496
Cash, cash equivalents and restricted cash at end of period	$29,856	$22,899

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$2,448	$3,435

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2019	$14	$25,563	$22,322	$(9,039)	$3,917	$42,777
Net income	—	—	2,157	—	(12)	2,145
Other comprehensive income	—	—	—	190	(5)	185
Stock based compensation	—	95	(6)	—	—	89
Cash dividends paid on common stock	—	—	(539)	—	—	(539)
Dividends to noncontrolling interests	—	—	—	—	(18)	(18)
Other	—	3	5	—	(9)	(1)
Balance at March 31, 2019	14	25,661	23,939	(8,849)	3,873	44,638
Net income	—	—	2,418	—	(15)	2,403
Other comprehensive income	—	—	—	79	(5)	74
Issuance of subsidiary preferred stock (Note 18)	—	—	—	—	408	408
Stock based compensation	—	78	(9)	—	—	69
Cash dividends paid on common stock	—	—	(540)	—	—	(540)
Dividends to noncontrolling interests	—	—	—	—	(23)	(23)
Other	—	26	(1)	—	35	60
Balance at June 30, 2019	14	25,765	25,807	(8,770)	4,273	47,089
Net income	—	—	2,351	—	(40)	2,311
Other comprehensive loss	—	—	—	(227)	(10)	(237)
Issuance of subsidiary preferred stock (Note 18)	—	—	—	—	49	49
Stock based compensation	—	90	(6)	—	—	84
Cash dividends paid on common stock	—	—	(543)	—	—	(543)
Dividends to noncontrolling interests	—	—	—	—	(62)	(62)
Other	—	73	—	—	7	80
Balance at September 30, 2019	$14	$25,928	$27,609	$(8,997)	$4,217	$48,771

Balance at January 1, 2020	$14	$26,074	$26,860	$(11,156)	$4,165	$45,957
Adoption of accounting standards (Note 1)	—	—	(660)	—	—	(660)
Net income	—	—	294	—	(8)	286
Other comprehensive loss	—	—	—	(644)	(12)	(656)
Issuance of subsidiary preferred stock	—	—	—	—	26	26
Purchase of common stock	—	(57)	(33)	—	—	(90)
Stock based compensation	—	(3)	(7)	—	—	(10)
Cash dividends paid on common stock	—	—	(545)	—	—	(545)
Dividends to noncontrolling interests	—	—	—	—	(4)	(4)
Other	—	—	(24)	—	37	13
Balance at March 31, 2020	14	26,014	25,885	(11,800)	4,204	44,317
Net loss	—	—	(758)	—	(22)	(780)
Other comprehensive loss	—	—	—	(101)	4	(97)
Issuance of subsidiary preferred stock	—	—	—	—	26	26
Stock based compensation	—	73	—	—	—	73
Dividends to noncontrolling interests	—	—	—	—	(39)	(39)
Other	—	—	(23)	—	16	(7)
Balance at June 30, 2020	14	26,087	25,104	(11,901)	4,189	43,493
Net income	—	—	4,045	—	(27)	4,018
Other comprehensive loss	—	—	—	(54)	6	(48)
Issuance of subsidiary preferred stock (Note 18)	—	—	—	—	492	492
Stock based compensation	—	61	—	—	—	61
Other	—	—	(15)	—	7	(8)
Balance at September 30, 2020	$14	$26,148	$29,134	$(11,955)	$4,667	$48,008

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

In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04), which provides optional expedients and exceptions for applying U.S. GAAP if certain criteria are met to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued. We do not believe the discontinuance of LIBOR will be a significant event for our Automotive arrangements. A substantial portion of GM Financial’s indebtedness bears interest at variable interest rates, primarily based on USD-LIBOR. Effective July 1, 2020, we adopted ASU 2020-04 on a prospective basis. The adoption of, and future elections under, ASU 2020-04 are not expected to have a material impact on our condensed consolidated financial statements as the standard will ease, if warranted, the requirements for accounting for the future effects of the rate reform. We continue to monitor the impact the discontinuance of LIBOR or another reference rate will have on GM Financial's contracts, hedging relationships and other transactions.

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
Commercial finance receivables are carried at amortized cost, net of allowance for loan losses and any amounts held under a cash management program. GM Financial establishes the allowance for loan losses based on historical loss experience, as well as the forecast for industry vehicle sales, which is the economic indicator believed to have the largest impact on expected losses.

Note 3. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended September 30, 2020
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$28,143	$2,513	$—	$30,656	$—	$—	$—	$30,656
Used vehicles	185	23	6	214	—	—	—	214
Services and other	800	199	197	1,196	26	—	(25)	1,197
Automotive net sales and revenue	29,128	2,735	203	32,066	26	—	(25)	32,067
Leased vehicle income	—	—	—	—	—	2,354	—	2,354
Finance charge income	—	—	—	—	—	999	—	999
Other income	—	—	—	—	—	68	(8)	60
GM Financial net sales and revenue	—	—	—	—	—	3,421	(8)	3,413
Net sales and revenue	$29,128	$2,735	$203	$32,066	$26	$3,421	$(33)	$35,480

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended September 30, 2019
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$26,825	$3,519	$—	$30,344	$—	$—	$—	$30,344
Used vehicles	345	31	—	376	—	—	—	376
Services and other	801	244	52	1,097	25	—	(25)	1,097
Automotive net sales and revenue	27,971	3,794	52	31,817	25	—	(25)	31,817
Leased vehicle income	—	—	—	—	—	2,515	—	2,515
Finance charge income	—	—	—	—	—	1,043	(2)	1,041
Other income	—	—	—	—	—	101	(1)	100
GM Financial net sales and revenue	—	—	—	—	—	3,659	(3)	3,656
Net sales and revenue	$27,971	$3,794	$52	$31,817	$25	$3,659	$(28)	$35,473

	Nine Months Ended September 30, 2020
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$63,569	$6,950	$—	$70,519	$—	$—	$—	$70,519
Used vehicles	683	65	16	764	—	—	—	764
Services and other	2,311	677	305	3,293	79	—	(75)	3,297
Automotive net sales and revenue	66,563	7,692	321	74,576	79	—	(75)	74,580
Leased vehicle income	—	—	—	—	—	7,203	—	7,203
Finance charge income	—	—	—	—	—	2,971	(1)	2,970
Other income	—	—	—	—	—	231	(17)	214
GM Financial net sales and revenue	—	—	—	—	—	10,405	(18)	10,387
Net sales and revenue	$66,563	$7,692	$321	$74,576	$79	$10,405	$(93)	$84,967

	Nine Months Ended September 30, 2019
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$79,763	$10,830	$—	$90,593	$—	$—	$—	$90,593
Used vehicles	1,549	95	—	1,644	—	—	—	1,644
Services and other	2,348	766	152	3,266	75	—	(75)	3,266
Automotive net sales and revenue	83,660	11,691	152	95,503	75	—	(75)	95,503
Leased vehicle income	—	—	—	—	—	7,536	—	7,536
Finance charge income	—	—	—	—	—	3,038	(6)	3,032
Other income	—	—	—	—	—	344	(4)	340
GM Financial net sales and revenue	—	—	—	—	—	10,918	(10)	10,908
Net sales and revenue	$83,660	$11,691	$152	$95,503	$75	$10,918	$(85)	$106,411

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales increased revenue by $340 million and $560 million in the three months ended September 30, 2020 and 2019.
Contract liabilities in our Automotive segments primarily consist of maintenance, extended warranty and other service contracts of $2.3 billion and $2.2 billion at September 30, 2020 and December 31, 2019, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $245 million and $872 million related to contract liabilities in the three and nine months ended September 30, 2020 and $434 million and $1.3 billion in the three and nine months ended September 30, 2019. We expect to recognize revenue of $387 million in the three months ending December 31, 2020 and $839 million, $414 million and $617 million in the years ending December 31, 2021, 2022 and thereafter related to contract liabilities at September 30, 2020.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	September 30, 2020	December 31, 2019
Cash and cash equivalents
Cash and time deposits(a)		$11,542	$6,828
Available-for-sale debt securities
U.S. government and agencies	2	4,600	1,484
Corporate debt	2	5,517	5,863
Sovereign debt	2	2,697	2,123
Total available-for-sale debt securities – cash equivalents		12,814	9,470
Money market funds	1	2,583	2,771
Total cash and cash equivalents(b)		$26,939	$19,069
Marketable debt securities
U.S. government and agencies	2	$3,042	$226
Corporate debt	2	3,798	2,932
Mortgage and asset-backed	2	628	681
Sovereign debt	2	2,494	335
Total available-for-sale debt securities – marketable securities(c)		$9,962	$4,174
Restricted cash
Cash and cash equivalents		$248	$292
Money market funds	1	2,669	3,582
Total restricted cash		$2,917	$3,874

Available-for-sale debt securities included above with contractual maturities(d)
Due in one year or less		$19,357
Due between one and five years		2,791
Total available-for-sale debt securities with contractual maturities		$22,148
__________
(a)Includes $248 million designated exclusively to fund capital expenditures in GM Korea Company (GM Korea) at December 31, 2019. No amount was designated exclusively to fund GM Korea capital expenditures at September 30, 2020.
(b)Includes $539 million and $2.3 billion in Cruise at September 30, 2020 and December 31, 2019.
(c)Includes $1.4 billion and $266 million in Cruise at September 30, 2020 and December 31, 2019.
(d)Excludes mortgage- and asset-backed securities of $628 million at September 30, 2020 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $476 million and $535 million in the three months ended September 30, 2020 and 2019 and $1.4 billion and $1.6 billion in the nine months ended September 30, 2020 and 2019. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three and nine months ended September 30, 2020 and 2019. Cumulative unrealized gains and losses on available-for-sale debt securities were insignificant at September 30, 2020 and December 31, 2019.

We liquidated our remaining shares in Lyft, Inc. (Lyft) in the six months ended June 30, 2020. We recorded an unrealized loss of $291 million and $71 million in Interest income and other non-operating income, net in the three and nine months ended September 30, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

September 30, 2020
Cash and cash equivalents	$26,939
Restricted cash included in Other current assets	2,419
Restricted cash included in Other assets	498
Total	$29,856

Note 5. GM Financial Receivables and Transactions

	September 30, 2020			December 31, 2019
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables, net of fees	$48,694	$8,062	$56,756	$42,229	$11,671	$53,900
Less: allowance for loan losses	(1,936)	(67)	(2,003)	(866)	(78)	(944)
GM Financial receivables, net	$46,758	$7,995	$54,753	$41,363	$11,593	$52,956

Fair value of GM Financial receivables utilizing Level 2 inputs			$7,995			$11,593
Fair value of GM Financial receivables utilizing Level 3 inputs			$48,972			$41,973
__________
(a)Net of dealer cash management balances of $1.4 billion and $1.2 billion at September 30, 2020 and December 31, 2019. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Allowance for loan losses at beginning of period	$2,111	$957	$944	$911
Impact of adoption ASU 2016-13 (Note 1)	—	—	801	—
Provision for loan losses	31	150	824	504
Charge-offs	(282)	(300)	(895)	(888)
Recoveries	136	134	383	411
Effect of foreign currency	7	(8)	(54)	(5)
Allowance for loan losses at end of period	$2,003	$933	$2,003	$933

GM Financial's forecast for recovery rates improved during the three months ended September 30, 2020, resulting in decreased provision for loan losses. In the nine months ended September 30, 2020, the provision for loan losses increased primarily due to increased expected charge-offs and decreased expected recoveries as a result of the economic impact of the novel strain of the coronavirus (COVID-19) pandemic.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. A summary of the amortized cost of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at September 30, 2020 is as follows:

	Year of Origination							September 30, 2020		December 31, 2019
	2020	2019	2018	2017	2016	2015	Prior	Total	Percent	Total	Percent
Prime – FICO score 680 and greater	$14,746	$8,064	$5,295	$2,348	$744	$177	$5	$31,379	64.4%	$25,400	60.1%
Near-prime – FICO score 620 to 679	2,725	2,293	1,392	712	280	103	15	7,520	15.5%	6,862	16.3%
Sub-prime – FICO score less than 620	2,701	2,922	1,785	1,265	707	311	104	9,795	20.1%	9,967	23.6%
Retail finance receivables, net of fees	$20,172	$13,279	$8,472	$4,325	$1,731	$591	$124	$48,694	100.0%	$42,229	100.0%

GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $742 million and $875 million at September 30, 2020 and December 31, 2019. The following table is a consolidated summary of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at September 30, 2020:

	Year of Origination							September 30, 2020		September 30, 2019
	2020	2019	2018	2017	2016	2015	Prior	Total	Percent	Total(a)	Percent
Current	$19,962	$12,848	$8,142	$4,083	$1,580	$513	$93	$47,221	97.0%
31-to-60 days	147	294	227	167	102	53	19	1,009	2.1%	$1,252	3.0%
Greater-than-60 days	57	122	92	69	45	23	11	419	0.8%	514	1.2%
Finance receivables more than 30 days delinquent	204	416	319	236	147	76	30	1,428	2.9%	1,766	4.2%
In repossession	6	15	11	6	4	2	1	45	0.1%	48	0.1%
Finance receivables more than 30 days delinquent or in repossession	210	431	330	242	151	78	31	1,473	3.0%	$1,814	4.3%
Retail finance receivables, net of fees	$20,172	$13,279	$8,472	$4,325	$1,731	$591	$124	$48,694	100.0%
__________
(a)Represents the contractual amounts of delinquent retail finance receivables, which is not significantly different than the outstanding amortized cost for such receivables.

The outstanding amortized cost of retail finance receivables that are considered TDRs was $2.3 billion at September 30, 2020, including $317 million in nonaccrual loans.

Commercial Finance Receivables GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. GM Financial performs periodic credit reviews of each dealership and adjusts the dealership's risk rating, if necessary. The commercial finance receivables on nonaccrual status were insignificant at September 30, 2020.

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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following table summarizes the credit risk profile by dealer risk rating of commercial finance receivables at September 30, 2020:

	Year of Origination(a)								September 30, 2020
	Revolving	2020	2019	2018	2017	2016	2015	Prior	Total	Percent
I	$6,468	$355	$177	$73	$98	$93	$38	$—	$7,302	90.6%
II	411	1	7	3	3	13	13	22	473	5.9%
III	227	—	9	29	2	11	1	—	279	3.4%
IV	4	—	—	—	—	—	4	—	8	0.1%
Commercial finance receivables, net of fees	$7,110	$356	$193	$105	$103	$117	$56	$22	$8,062	100.0%
__________
(a)Floorplan advances comprise 98% of the total revolving balance. Dealer term loans are presented by year of origination.

Transactions with GM Financial The following table shows transactions between our Automotive segments and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	September 30, 2020	December 31, 2019
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$399	$478
Subvention receivable(b)	$566	$676
Commercial loan funding payable	$75	$74

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$178	$153	$496	$448
Leased vehicle subvention earned	$749	$814	$2,319	$2,467
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Cash paid by Automotive segments to GM Financial for subvention was $943 million and $1.0 billion in the three months ended September 30, 2020 and 2019 and $3.0 billion and $3.1 billion in the nine months ended September 30, 2020 and 2019.

GM Financial's Board of Directors declared and paid dividends of $800 million on its common stock in the nine months ended September 30, 2020.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 6. Inventories

	September 30, 2020	December 31, 2019
Total productive material, supplies and work in process	$5,311	$4,713
Finished product, including service parts	5,623	5,685
Total inventories	$10,934	$10,398

Note 7. Equipment on Operating Leases
Equipment on operating leases primarily consists of leases to retail customers of GM Financial. The current portion of net equipment on operating leases is included in Other current assets.

	September 30, 2020	December 31, 2019
Equipment on operating leases	$49,993	$53,081
Less: accumulated depreciation	(10,635)	(10,989)
Equipment on operating leases, net	$39,358	$42,092

Depreciation expense related to Equipment on operating leases, net was $1.8 billion in the three months ended September 30, 2020 and 2019, and was $5.5 billion and $5.6 billion in the nine months ended September 30, 2020 and 2019.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Lease receipts under operating leases	$1,714	$5,548	$3,108	$865	$52	$1	$11,288

Note 8. Equity in Net Assets of Nonconsolidated Affiliates

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Automotive China equity income	$262	$282	$264	$893
Other joint ventures equity income	47	33	125	107
Total Equity income	$309	$315	$389	$1,000
There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$11,029	$9,695	$24,589	$28,843
Automotive China JVs' net income	$535	$455	$749	$1,721
Dividends declared but not paid from our nonconsolidated affiliates were $651 million and an insignificant amount at September 30, 2020 and December 31, 2019. Dividends received from our nonconsolidated affiliates were $526 million in the nine months ended September 30, 2020 and $303 million and $1.2 billion in the three and nine months ended September 30, 2019. Undistributed earnings from our nonconsolidated affiliates were $2.0 billion and $2.1 billion at September 30, 2020 and December 31, 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 9. Goodwill

We had Goodwill of $1.9 billion at September 30, 2020, which includes $1.3 billion related to GM Financial's North America reporting unit. Since December 31, 2019, the COVID-19 pandemic has caused material disruption to businesses, resulting in an economic slowdown. The economic and social uncertainty resulting from the COVID-19 pandemic indicated that it was more likely than not that a goodwill impairment existed at March 31, 2020 for GM Financial's North America reporting unit. Therefore, in the three months ended March 31, 2020, we performed an event-driven goodwill impairment test for GM Financial's North America reporting unit and determined no goodwill impairment existed.
The fair value of GM Financial's North America reporting unit at March 31, 2020 was determined based on valuation techniques using the best available information, primarily discounted cash flow projections. We make significant assumptions and estimates about the extent and timing of future cash flows. There can be no assurance that anticipated financial results will be achieved. Under multiple scenarios, including fully weighting the downside cash flow scenario, the estimated fair value of GM Financial's North America reporting unit at March 31, 2020 exceeded its carrying amount. Since March 31, 2020, we noted no further material deterioration in our economic performance or outlook that would indicate further testing of goodwill impairment was warranted. Future goodwill impairment could be recognized should economic uncertainty continue, thereby resulting in a prolonged economic slowdown and a corresponding decline in the fair value of our reporting units.
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

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	September 30, 2020	December 31, 2019
Restricted cash – current	$2,316	$2,202
Restricted cash – non-current	$409	$441
GM Financial receivables, net of fees – current	$15,188	$19,081
GM Financial receivables, net of fees – non-current	$13,291	$15,921
GM Financial equipment on operating leases, net	$16,594	$14,464
GM Financial short-term debt and current portion of long-term debt	$18,729	$23,952
GM Financial long-term debt	$16,746	$15,819

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize probable loan losses inherent in the finance receivables.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 11. Debt

Automotive The following table presents debt in our automotive operations:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$191	$190	$167	$165
Unsecured debt	28,194	30,961	13,909	15,247
Finance lease liabilities	359	383	310	516
Total automotive debt(a)	$28,744	$31,534	$14,386	$15,928

Fair value utilizing Level 1 inputs		$18,294		$13,628
Fair value utilizing Level 2 inputs		$13,240		$2,300

Available under credit facility agreements(b)		$7,585		$17,285
Weighted-average interest rate on outstanding short-term debt(c)		3.4%		4.9%
Weighted-average interest rate on outstanding long-term debt(c)		3.9%		5.4%
__________
(a)Includes net discount and debt issuance costs of $512 million and $540 million at September 30, 2020 and December 31, 2019.
(b)Excludes our 364-day, $2.0 billion facility designated for exclusive use by GM Financial.
(c)Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

Unsecured debt primarily consists of revolving credit facilities and senior notes. In March 2020, we borrowed: (1) $3.4 billion against our three-year, $4.0 billion facility; (2) $2.0 billion against our three-year, $3.0 billion facility, which reduced to $2.0 billion in May 2020 (three-year, $2.0 billion transformation facility); and (3) $10.5 billion against our five-year, $10.5 billion facility, with maturity dates ranging from 2021 to 2023. In September 2020, we repaid $3.2 billion of the three-year, $4.0 billion facility and repaid in full the three-year, $2.0 billion transformation facility. In October 2020, we repaid $3.9 billion of our five-year, $10.5 billion facility.

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

In May 2020, we issued $4.0 billion in aggregate principal amount of senior unsecured notes with a weighted average interest rate of 6.11% and maturity dates ranging from 2023 to 2027. The notes are governed by a sixth supplemental indenture and the same base indenture that governs our existing notes, which contains terms and covenants customary for these types of securities, including a limitation on the amount of certain secured debt we may incur. The net proceeds from the issuance of these senior unsecured notes provide additional financial flexibility and will be used for general corporate purposes. In May 2020, we also entered into a new unsecured 364-day, $2.0 billion revolving credit facility as an additional source of available liquidity. In August 2020, we repaid $500 million of our floating rate senior unsecured debt upon maturity.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial The following table presents debt of GM Financial:

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$35,671	$36,108	$39,959	$40,160
Unsecured debt	53,151	54,226	48,979	50,239
Total GM Financial debt	$88,822	$90,334	$88,938	$90,399

Fair value utilizing Level 2 inputs		$88,768		$88,481
Fair value utilizing Level 3 inputs		$1,566		$1,918

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 10 for additional information on GM Financial's involvement with VIEs. GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain secured credit facilities. The weighted-average interest rate on secured debt was 2.22% at September 30, 2020. The revolving credit facilities have maturity dates ranging from 2020 to 2026 and securitization notes payable have maturity dates ranging from 2021 to 2028. At the end of the revolving period, if not renewed, the debt of revolving credit facilities will amortize over a defined period. In the nine months ended September 30, 2020, GM Financial renewed revolving credit facilities with total borrowing capacity of $17.3 billion and issued $16.6 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 1.33% and maturity dates ranging from 2021 to 2028.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. Senior notes outstanding at September 30, 2020 have maturity dates ranging from 2020 to 2030 and have a weighted-average interest rate of 3.27%. In the nine months ended September 30, 2020, GM Financial issued $8.4 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.08% and maturity dates ranging from 2023 to 2030.

Unsecured credit facilities and other unsecured debt have original maturities of up to four years. The weighted-average interest rate on these credit facilities and other unsecured debt was 2.46% at September 30, 2020.

Contractual Maturities The following table summarizes contractual maturities including finance leases at September 30, 2020:

	Automotive	Automotive Financing	Total
2020 (October 1, 2020 to December 31, 2020)	$526	$10,569	$11,095
2021	1,783	27,835	29,618
2022	113	17,198	17,311
2023(a)	13,002	12,255	25,257
2024	71	6,966	7,037
2025	2,558	6,307	8,865
Thereafter	11,203	7,233	18,436
	$29,256	$88,363	$117,619
__________
(a)$3.9 billion of the Automotive amount shown has been repaid on our five-year, $10.5 billion facility in October 2020.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 12. Derivative Financial Instruments
Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	September 30, 2020	December 31, 2019
Derivatives not designated as hedges(a)
Foreign currency	2	$2,830	$5,075
Commodity	2	291	806
PSA warrants(b)	2	47	45
Total derivative financial instruments		$3,168	$5,926
__________
(a)The fair value of these derivative instruments at September 30, 2020 and December 31, 2019 and the gains/losses included in our condensed consolidated income statements for the three and nine months ended September 30, 2020 and 2019 were insignificant, unless otherwise noted.
(b)The fair value of the warrants issued by Peugeot, S.A. (PSA Group) included in Other assets was $735 million and $964 million at September 30, 2020 and December 31, 2019. We recorded gains in Interest income and other non-operating income, net of $76 million and $51 million in the three months ended September 30, 2020 and 2019 and losses of $227 million and gains of $222 million in the nine months ended September 30, 2020 and 2019.

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

GM Financial The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	September 30, 2020			December 31, 2019
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps	2	$10,050	$496	$2	$9,458	$234	$23
Foreign currency swaps	2	1,876	77	39	1,796	22	71
Cash flow hedges
Interest rate swaps	2	914	—	28	590	—	6
Foreign currency swaps	2	5,365	98	138	4,429	40	119
Derivatives not designated as hedges(a)
Interest rate contracts	2	110,059	1,023	692	92,400	340	300
Total derivative financial instruments(b)		$128,264	$1,694	$899	$108,673	$636	$519
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)GM Financial held $779 million and $210 million of collateral from counterparties available for netting against GM Financial's asset positions, and posted $195 million and an insignificant amount of collateral to counterparties available for netting against GM Financial's liability positions at September 30, 2020 and December 31, 2019.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	September 30, 2020		December 31, 2019
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
GM Financial unsecured debt	$24,275	$(713)	$20,397	$(77)
__________
(a)Includes $197 million of unamortized gains and an insignificant amount of amortization remaining on hedged items for which hedge accounting has been discontinued at September 30, 2020 and December 31, 2019.

Note 13. Accrued and Other Liabilities

	September 30, 2020	December 31, 2019
Accrued liabilities
Dealer and customer allowances, claims and discounts	$7,924	$10,402
Deferred revenue	3,054	3,234
Product warranty and related liabilities	2,654	2,987
Payrolls and employee benefits excluding postemployment benefits	2,011	1,969
Other	8,273	7,895
Total accrued liabilities	$23,916	$26,487

Other liabilities
Deferred revenue	$2,635	$2,962
Product warranty and related liabilities	4,501	4,811
Operating lease liabilities	951	1,010
Employee benefits excluding postemployment benefits	907	704
Postemployment benefits including facility idling reserves	617	633
Other	2,813	3,026
Total other liabilities	$12,424	$13,146

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$7,040	$7,439	$7,798	$7,590
Warranties issued and assumed in period – recall campaigns	249	357	407	609
Warranties issued and assumed in period – product warranty	523	500	1,241	1,556
Payments	(727)	(754)	(2,260)	(2,214)
Adjustments to pre-existing warranties	53	101	33	79
Effect of foreign currency and other	17	(34)	(64)	(11)
Warranty balance at end of period	$7,155	$7,609	$7,155	$7,609

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at September 30, 2020. Refer to Note 15 for reasonably possible losses on Takata Corporation (Takata) matters.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 14. Pensions and Other Postretirement Benefits

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$63	$41	$5	$99	$38	$4
Interest cost	429	92	43	566	148	54
Expected return on plan assets	(816)	(174)	—	(871)	(240)	—
Amortization of prior service cost (credit)	(1)	2	(1)	(1)	2	(3)
Amortization of net actuarial losses	4	44	18	2	31	7
Curtailments, settlements and other	—	15	—	—	119	—
Net periodic pension and OPEB (income) expense	$(321)	$20	$65	$(205)	$98	$62

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$188	$107	$14	$295	$102	$12
Interest cost	1,287	271	130	1,698	386	163
Expected return on plan assets	(2,449)	(507)	—	(2,610)	(627)	—
Amortization of prior service cost (credit)	(3)	5	(5)	(3)	4	(10)
Amortization of net actuarial losses	12	126	55	8	90	22
Curtailments, settlements and other	—	15	—	—	119	—
Net periodic pension and OPEB (income) expense	$(965)	$17	$194	$(612)	$74	$187

The curtailment and other charges in the three and nine months ended September 30, 2019 were primarily due to remeasurement of the General Motors Canada Company hourly pension plan as a result of transformation activities. Refer to Note 17 for additional information on transformation-related charges.

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income of $322 million and $125 million in the three months ended September 30, 2020 and 2019 and $996 million and $587 million in the nine months ended September 30, 2020 and 2019 are presented in Interest income and other non-operating income, net.

Note 15. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At September 30, 2020 and December 31, 2019, we had accruals of $1.2 billion and $1.3 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly, adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

In March 2020, GM, plaintiffs and the MLC GUC Trust (GUC Trust) reached a settlement agreement (Class Settlement Agreement) to resolve on a national basis the economic loss claims of the proposed settlement class and proposed sub-classes, consisting of consumers who purchased or leased GM vehicles covered by the seven 2014 safety recalls at issue in the Southern District and the Bankruptcy Court. The proposed Class Settlement Agreement provides a common fund of approximately $120 million for settlement class members, of which GM will fund approximately $70 million and the GUC Trust will fund the remaining $50 million. GM will also pay attorneys’ fees and costs that may be awarded by the Southern District to plaintiffs’ counsel up to a maximum of $35 million. In April 2020, the Avoidance Action Trust (AAT), GM and plaintiffs reached a tentative settlement under which the AAT will pay an insignificant amount and will be added as a settling party to the Class Settlement Agreement. During April and May 2020, the Southern District entered orders granting preliminary approval of the Class Settlement Agreement. The deadline for class members to object to or opt-out of the Class Settlement Agreement was October 2020. The final fairness hearing is set for December 2020.

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

The total amount accrued for the 2014 recalls at September 30, 2020 reflects amounts for a combination of settled but unpaid matters, and for the remaining unsettled investigations, claims and/or lawsuits relating to the ignition switch recalls and other related recalls to the extent that such matters are probable and can be reasonably estimated. The amounts accrued for those unsettled investigations, claims, and/or lawsuits represent a combination of our best single point estimates where determinable and, where no such single point estimate is determinable, our estimate of the low end of the range of probable loss with regard to such matters, if that is determinable. We will continue to consider resolution of pending matters involving ignition switch recalls and other recalls where it makes sense to do so.

GM Korea Wage Litigation GM Korea is party to litigation with current and former hourly employees in the appellate court and Incheon District Court in Incheon, Korea. The group actions, which in the aggregate involve more than 10,000 employees, allege that GM Korea failed to include bonuses and certain allowances in its calculation of Ordinary Wages due under Korean regulations. In 2012, the Seoul High Court (an intermediate-level appellate court) affirmed a decision in one of these group actions involving five GM Korea employees which was contrary to GM Korea's position. GM Korea appealed to the Supreme Court of the Republic of Korea (Korean Supreme Court). In 2014, the Korean Supreme Court largely agreed with GM Korea’s legal arguments and remanded the case to the Seoul High Court for consideration consistent with earlier Korean Supreme Court precedent holding that while fixed bonuses should be included in the calculation of Ordinary Wages, claims for retroactive application of this rule would be barred under certain circumstances. In 2015, on reconsideration, the Seoul High Court held in GM Korea’s favor, after which the plaintiffs appealed to the Korean Supreme Court. In July 2020, the Korean Supreme Court held in GM Korea's favor. In light of this decision, we believe the probability that we will incur a material loss is remote and we estimate our loss in excess of amounts accrued is insignificant at September 30, 2020.

GM Korea is also party to litigation with current and former salaried employees over allegations relating to Ordinary Wages regulation and whether to include fixed bonuses in the calculation of Ordinary Wages. In 2017, the Seoul High Court held that certain workers are not barred from filing retroactive wage claims. GM Korea appealed this ruling to the Korean Supreme Court. The Korean Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $170 million at September 30, 2020. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory frameworks change.

GM Korea is also party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 and September 2020, the Korean labor authorities issued adverse administrative orders finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed the May 2018 order and plans to appeal the September 2020

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
order. In June 2020, the Seoul High Court ruled against GM Korea in one of the subcontract workers claims. GM Korea has appealed this decision to the Korean Supreme Court. At September 30, 2020, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $210 million. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $110 million at September 30, 2020. We are currently unable to estimate any possible loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

GM Brazil Indirect Tax Claim In 2019, the Superior Court of Brazil rendered favorable decisions on three cases brought by GM Brazil challenging whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. Those decisions granted the Company the right to recover, through offset of federal tax liabilities, certain amounts collected by the government between August 2001 and February 2017. As a result, GM Brazil recorded pre-tax recoveries of $123 million in the three months ended September 30, 2019 and $1.4 billion in pre-tax recoveries in the nine months ended September 30, 2019 and the year ended December 31, 2019, in Automotive and other cost of sales. Realization of these recoveries depends on the timing of administrative approvals and generation of federal tax liabilities eligible for offset. The Brazilian IRS has filed a Motion of Clarification on this matter with the Brazilian Supreme Court, which motion is awaiting decision. In addition, we expect third parties to make claims on some or all of the pre-tax recoveries, against which GM intends to defend.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2020. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $750 million at September 30, 2020.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Transactions with PSA We continue to purchase from and supply to PSA Group certain vehicles, parts and engineering services for a period of time following the sale. The following table summarizes transactions with the Opel/Vauxhall Business:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales and revenue(a)	$33	$140	$94	$1,008
Purchases and expenses(a)	$74	$243	$278	$648
Cash payments(b)			$564	$762
Cash receipts(b)			$212	$1,223
__________
(a)Included in Net income.
(b)Included in Net cash provided by operating activities.

Product Liability We recorded liabilities of $591 million and $544 million in Accrued liabilities and Other liabilities at September 30, 2020 and December 31, 2019 for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. Other than claims relating to the ignition switch recalls discussed above, we believe that any judgment against us involving our and MLC products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2020 to 2025 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on vehicles sold to date were $3.2 billion and $2.6 billion for these guarantees at September 30, 2020 and December 31, 2019, the majority of which relates to the indemnification agreements.

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

In the three months ended September 30, 2020, Income tax expense of $887 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation. In the three months ended September 30, 2019, Income tax expense of $271 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation, partially offset by U.S. tax benefits from foreign activity.

In the nine months ended September 30, 2020, Income tax expense of $1.1 billion was primarily due to tax expense attributable to entities included in our effective tax rate calculation and the establishment of a valuation allowance against deferred tax assets. In the nine months ended September 30, 2019, Income tax expense of $932 million was primarily due to tax

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
expense attributable to entities included in our effective tax rate calculation, partially offset by U.S. tax benefits from foreign activity, tax settlements and a release of valuation allowance.

At September 30, 2020, we had $23.4 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances.

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

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Balance at beginning of period	$480	$919	$564	$1,122
Additions, interest accretion and other	80	211	334	499
Payments	(185)	(162)	(523)	(645)
Revisions to estimates and effect of foreign currency	(32)	(30)	(32)	(38)
Balance at end of period	$343	$938	$343	$938

In the three and nine months ended September 30, 2020, restructuring and other initiatives primarily included actions in GMI related to the wind-down of Holden sales, design and engineering operations in Australia and New Zealand and the execution of definitive agreements to sell our vehicle and powertrain manufacturing facilities in Thailand. We recorded charges of $76 million in the three months ended September 30, 2020, primarily for supplier claims. We recorded charges of $657 million in the nine months ended September 30, 2020, primarily consisting of $367 million in property and intangible asset impairments, inventory provisions, sales allowances and other charges, not reflected in the table above, and $290 million in dealer restructurings and employee separation charges, which are reflected in the table above. We also recorded a $236 million charge to Income tax expense due to the establishment of a valuation allowance against deferred tax assets in Australia and New Zealand in the nine months ended September 30, 2020. We incurred $222 million in net cash outflows resulting from these restructuring actions, primarily for dealer restructuring payments and employee separation payments in the nine months ended September 30, 2020. We expect to incur additional restructuring and other charges of an insignificant amount and additional net cash outflows of approximately $40 million, which includes expected proceeds of approximately $140 million from the sale of our manufacturing facility in Thailand, to be substantially complete by the end of 2020.

In the three and nine months ended September 30, 2019, restructuring and other initiatives primarily included actions related to our announced transformation activities, which includes the unallocation of products to certain manufacturing facilities and other employee separation programs. We recorded charges of $390 million, primarily in GMNA, in the three months ended September 30, 2019 consisting of $209 million primarily in pension curtailment and other charges, which are not reflected in the table above, and $181 million primarily in supplier-related charges, reflected in the table above. We recorded charges of $1.5 billion, primarily in GMNA, in the nine months ended September 30, 2019 consisting of $1.1 billion primarily in non-cash accelerated depreciation and pension curtailment and other charges, not reflected in the table above, and $421 million primarily in supplier-related charges, which are reflected in the table above. These programs had a total cost since inception of $3.1 billion and were complete at December 31, 2019. We incurred $314 million and $645 million in cash outflows resulting from these restructuring actions in the nine months ended September 30, 2020 and 2019 and $1.4 billion in cash outflows since program inception, primarily for employee separation payments and supplier-related payments. We expect additional cash outflows related to these activities of approximately $100 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 18. Stockholders' Equity and Noncontrolling Interests
We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock and 1.4 billion shares of common stock issued and outstanding at September 30, 2020 and December 31, 2019.

GM Financial Preferred Stock In September 2020, GM Financial issued $500 million of Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C, $0.01 par value, with a liquidation preference of $1,000 per share. The preferred stock is classified as noncontrolling interests in our condensed consolidated financial statements. Dividends will be paid semi-annually when declared starting March 30, 2021 at a fixed rate of 5.70%.

Cruise Preferred Shares In May 2019, GM Cruise Holdings LLC (Cruise Holdings) issued $1.1 billion of Cruise Class F Preferred Shares, including $687 million of Cruise Class F Preferred Shares to General Motors Holdings LLC. In August 2019, an additional insignificant amount of Cruise Class F Preferred Shares were issued to SoftBank Vision Fund (AIV M2), L.P. (The Vision Fund). All proceeds from these issuances are designated exclusively for working capital and general corporate purposes of Cruise. The Cruise Class F Preferred Shares convert into common stock of Cruise Holdings, at specified exchange ratios, upon occurrence of an initial public offering. The Cruise Class F Preferred Shares are classified as noncontrolling interests in our condensed consolidated financial statements.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Foreign Currency Translation Adjustments
Balance at beginning of period	$(3,192)	$(2,078)	$(2,277)	$(2,250)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)	49	(341)	(866)	(169)
Balance at end of period	$(3,143)	$(2,419)	$(3,143)	$(2,419)

Defined Benefit Plans
Balance at beginning of period	$(8,579)	$(6,695)	$(8,857)	$(6,737)
Other comprehensive income (loss) before reclassification adjustment, net of tax(b)	(177)	80	(11)	51
Reclassification adjustment, net of tax(b)	62	40	174	111
Other comprehensive income (loss), net of tax(b)	(115)	120	163	162
Balance at end of period(c)	$(8,694)	$(6,575)	$(8,694)	$(6,575)
__________
(a)The noncontrolling interests and reclassification adjustment were insignificant in the three and nine months ended September 30, 2020 and 2019.
(b)The income tax effect was insignificant in the three and nine months ended September 30, 2020 and 2019.
(c)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2019 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 19. Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Basic earnings per share
Net income attributable to stockholders	$4,045	$2,351	$3,581	$6,926
Less: cumulative dividends on subsidiary preferred stock	(40)	(38)	(135)	(113)
Net income attributable to common stockholders	$4,005	$2,313	$3,446	$6,813

Weighted-average common shares outstanding	1,432	1,428	1,432	1,422

Basic earnings per common share	$2.80	$1.62	$2.41	$4.79
Diluted earnings per share
Net income attributable to common stockholders – diluted	$4,005	$2,313	$3,446	$6,813

Weighted-average common shares outstanding – basic	1,432	1,428	1,432	1,422
Dilutive effect of awards under stock incentive plans	7	14	7	17
Weighted-average common shares outstanding – diluted	1,439	1,442	1,439	1,439

Diluted earnings per common share	$2.78	$1.60	$2.40	$4.74
Potentially dilutive securities(a)	31	7	31	7
__________
(a)Potentially dilutive securities attributable to outstanding stock options and Restricted Stock Units (RSUs) were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

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

The following tables summarize key financial information by segment:

	At and For the Three Months Ended September 30, 2020
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$29,128	$2,735	$203		$32,066	$26	$3,421	$(33)	$35,480
Earnings (loss) before interest and taxes-adjusted	$4,366	$10	$(87)		$4,289	$(204)	$1,207	$(8)	$5,284
Adjustments(a)	$—	$(76)	$—		$(76)	$—	$—	$—	(76)
Automotive interest income									51
Automotive interest expense									(327)
Net (loss) attributable to noncontrolling interests									(27)
Income before income taxes									4,905
Income tax expense									(887)
Net income									4,018
Net loss attributable to noncontrolling interests									27
Net income attributable to stockholders									$4,045

Equity in net assets of nonconsolidated affiliates	$187	$6,374	$—	$—	$6,561	$—	$1,485	$—	$8,046
Goodwill and intangibles	$2,372	$811	$1	$—	$3,184	$724	$1,337	$—	$5,245
Total assets	$111,426	$22,365	$45,059	$(50,609)	$128,241	$3,815	$108,926	$(1,311)	$239,671
Depreciation and amortization	$1,182	$146	$5	$—	$1,333	$11	$1,814	$—	$3,158
Impairment charges	$—	$4	$—	$—	$4	$—	$—	$—	$4
Equity income	$4	$259	$—	$—	$263	$—	$46	$—	$309
__________
(a)Consists of restructuring and other charges primarily in Thailand.

	At and For the Three Months Ended September 30, 2019
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$27,971	$3,794	$52		$31,817	$25	$3,659	$(28)	$35,473
Earnings (loss) before interest and taxes-adjusted	$3,023	$(65)	$(451)		$2,507	$(251)	$711	$(1)	$2,966
Adjustments(a)	$(359)	$92	$—		$(267)	$—	$—	$—	(267)
Automotive interest income									129
Automotive interest expense									(206)
Net (loss) attributable to noncontrolling interests									(40)
Income before income taxes									2,582
Income tax expense									(271)
Net income									2,311
Net loss attributable to noncontrolling interests									40
Net income attributable to stockholders									$2,351

Equity in net assets of nonconsolidated affiliates	$85	$7,024	$6	$—	$7,115	$—	$1,381	$—	$8,496
Goodwill and intangibles	$2,488	$896	$1	$—	$3,385	$670	$1,353	$—	$5,408
Total assets	$115,995	$25,562	$34,309	$(56,381)	$119,485	$4,406	$109,099	$(1,461)	$231,529
Depreciation and amortization	$1,325	$133	$11	$—	$1,469	$7	$1,832	$—	$3,308
Impairment charges	$—	$1	$—	$—	$1	$—	$—	$—	$1
Equity income (loss)	$3	$279	$(6)	$—	$276	$—	$39	$—	$315
__________
(a)Consists of restructuring and other charges related to transformation activities of $390 million, primarily in GMNA and a benefit of $123 million related to the retrospective recoveries of indirect taxes in Brazil in GMI.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Nine Months Ended September 30, 2020
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$66,563	$7,692	$321		$74,576	$79	$10,405	$(93)	$84,967
Earnings (loss) before interest and taxes-adjusted	$6,459	$(811)	$(680)		$4,968	$(627)	$1,663	$(6)	$5,998
Adjustments(a)	$—	$(657)	$—		$(657)	$—	$—	$—	(657)
Automotive interest income									195
Automotive interest expense									(823)
Net (loss) attributable to noncontrolling interests									(57)
Income before income taxes									4,656
Income tax expense									(1,132)
Net income									3,524
Net loss attributable to noncontrolling interests									57
Net income attributable to stockholders									$3,581

Depreciation and amortization	$3,536	$461	$20	$—	$4,017	$30	$5,567	$—	$9,614
Impairment charges	$20	$101	$—	$—	$121	$—	$—	$—	$121
Equity income	$15	$261	$—	$—	$276	$—	$113	$—	$389
__________
(a)Consists of restructuring and other charges primarily in Australia, Thailand and New Zealand.

	At and For the Nine Months Ended September 30, 2019
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$83,660	$11,691	$152		$95,503	$75	$10,918	$(85)	$106,411
Earnings (loss) before interest and taxes-adjusted	$7,941	$(82)	$(461)		$7,398	$(699)	$1,606	$(17)	$8,288
Adjustments(a)	$(1,478)	$1,299	$(2)		$(181)	$—	$—	$—	(181)
Automotive interest income									333
Automotive interest expense									(582)
Net (loss) attributable to noncontrolling interests									(67)
Income before income taxes									7,791
Income tax expense									(932)
Net income									6,859
Net loss attributable to noncontrolling interests									67
Net income attributable to stockholders									$6,926

Depreciation and amortization	$4,803	$379	$36	$—	$5,218	$16	$5,579	$—	$10,813
Impairment charges	$15	$4	$—	$—	$19	$—	$—	$—	$19
Equity income (loss)	$7	$886	$(19)	$—	$874	$—	$126	$—	$1,000
_________
(a)Consists of restructuring and other charges related to transformation activities of $1.5 billion, primarily in GMNA and a benefit of $1.4 billion related to the retrospective recoveries of indirect taxes in Brazil in GMI.

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

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and Part 1, Item 1A. Risk Factors of our 2019 Form 10-K for a discussion of these risks and uncertainties. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions.

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

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted:

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,
	2020	2019	2020	2019	2020	2019	2019	2018
Net income (loss) attributable to stockholders	$4,045	$2,351	$(758)	$2,418	$294	$2,157	$(194)	$2,044
Income tax expense (benefit)	887	271	(112)	524	357	137	(163)	(611)
Automotive interest expense	327	206	303	195	193	181	200	185
Automotive interest income	(51)	(129)	(61)	(106)	(83)	(98)	(96)	(117)
Adjustments
GMI restructuring(a)	76	—	92	—	489	—	—	—
Transformation activities(b)	—	390	—	361	—	790	194	1,327
GM Brazil indirect tax recoveries(c)	—	(123)	—	(380)	—	(857)	—	—
FAW-GM divestiture(d)	—	—	—	—	—	—	164	—
Total adjustments	76	267	92	(19)	489	(67)	358	1,327
EBIT (loss)-adjusted	$5,284	$2,966	$(536)	$3,012	$1,250	$2,310	$105	$2,828
_________
(a)These adjustments were excluded because of a strategic decision to rationalize our core operations by exiting or significantly reducing our presence in various international markets to focus resources on opportunities expected to deliver higher returns. These adjustments primarily consist of supplier claims in the three months ended September 30, 2020, inventory provisions in the three months ended June 30, 2020 and asset impairments, dealer restructurings, employee separation charges and sales allowances in the three months ended March 31, 2020 in Australia, New Zealand and Thailand.
(b)These adjustments were excluded because of a strategic decision to accelerate our transformation for the future to strengthen our core business, capitalize on the future of personal mobility and drive significant cost efficiencies. The adjustments primarily consist of supplier-related charges and pension curtailment and other charges in the three months ended September 30, 2019, supplier-related charges and accelerated depreciation in the three months ended June 30, 2019, accelerated depreciation in the three months ended March 31, 2019, accelerated depreciation and employee separation charges in the three months ended December 31, 2019 and employee separation charges and accelerated depreciation in the three months ended December 31, 2018.
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$4,005	$2.78	$2,313	$1.60	$3,446	$2.40	$6,813	$4.74
Adjustments(a)	76	0.05	267	0.18	657	0.46	181	0.12
Tax effect on adjustment(b)	(14)	—	(93)	(0.06)	(82)	(0.06)	(134)	(0.09)
Tax adjustment(c)	—	—	—	—	236	0.16	—	—
EPS-diluted-adjusted	$4,067	$2.83	$2,487	$1.72	$4,257	$2.96	$6,860	$4.77
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

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended						Nine Months Ended
	September 30, 2020			September 30, 2019			September 30, 2020			September 30, 2019
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$4,905	$887	18.1%	$2,582	$271	10.5%	$4,656	$1,132	24.3%	$7,791	$932	12.0%
Adjustments(a)	76	14		268	93		657	82		185	134
Tax adjustment(b)		—			—			(236)			—
ETR-adjusted	$4,981	$901	18.1%	$2,850	$364	12.8%	$5,313	$978	18.4%	$7,976	$1,066	13.4%
________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within this section of MD&A for adjustment details. Net income attributable to noncontrolling interests included for these adjustments is insignificant in the three and nine months ended September 30, 2019. The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(b)Refer to the reconciliation of diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted within this section of MD&A for adjustment details.

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	September 30, 2020	September 30, 2019
Net income (loss) attributable to stockholders	$3.4	$9.0
Average equity(a)	$42.5	$42.8
ROE	8.0%	20.9%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income (loss) attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	September 30, 2020	September 30, 2019
EBIT (loss)-adjusted(a)	$6.1	$11.1
Average equity(b)	$42.5	$42.8
Add: Average automotive debt and interest liabilities (excluding finance leases)	27.0	14.8
Add: Average automotive net pension & OPEB liability	17.4	16.5
Less: Average automotive and other net income tax asset	(24.1)	(23.3)
ROIC-adjusted average net assets	$62.8	$50.8
ROIC-adjusted	9.7%	21.9%
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

The COVID-19 pandemic and government actions and measures taken to prevent its spread continue to affect our operations. In response to COVID-19, we previously suspended the majority of our global manufacturing operations and our Automotive China JVs’ manufacturing operations. By May 2020, we had resumed our global manufacturing operations. Government-imposed restrictions on businesses, operations and travel and the related economic uncertainty have impacted demand for our vehicles in most of our global markets. During the first half of 2020, we executed a number of austerity measures, including aggressive actions to reduce costs, such as limiting advertising and other third-party spending, deferring salaried employee compensation and delaying non-critical projects, including certain future product programs. The majority of the austerity measures we put into place will normalize as production normalizes. The extent of COVID-19’s impact on our future operations, liquidity and the demand for our products will depend upon, among other things, the duration and severity of the outbreak or subsequent outbreaks and related government responses such as required physical distancing, restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, all of which are uncertain and difficult to predict in light of the rapidly evolving landscape. Refer to Part II, Item 1A. Risk Factors for a full discussion of the risks associated with the COVID-19 pandemic.

We also face continuing market, operating and regulatory challenges in several countries across the globe due to, among other factors, weak economic conditions, competitive pressures, our product portfolio offerings, heightened emissions standards, labor disruptions, foreign exchange volatility, rising material prices, evolving trade policy and political uncertainty. Refer to Part I, Item 1A. Risk Factors of our 2019 Form 10-K for a discussion of these challenges.

In November 2018, we announced plans to accelerate steps to improve our overall business performance, including the reorganization of global product development staffs, the realignment of manufacturing capacity in response to market-related volume declines in passenger cars and a reduction of our salaried workforce. We are on track for these transformation activities to drive between $5.5 billion and $6.0 billion of annual cash savings by the end of 2020, consisting of $4.0 billion to $4.5 billion in cost savings primarily from reductions in Automotive and other cost of sales in our condensed consolidated financial statements, with the remainder in reduced capital expenditures. We previously announced plans to reduce capital expenditures from approximately $8.5 billion to approximately $7.0 billion, on a normalized run-rate basis. However, as a result of re-timing 2020 spending due to pandemic related austerity measures and a strategic decision to accelerate investments in our all-electric future, we expect that our annual capital expenditures will exceed $7.0 billion through at least 2023. As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These actions could give rise to future asset impairments or other charges, which may have a material impact on our operating results.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMNA Industry sales in North America were 12.6 million units in the nine months ended September 30, 2020, representing a decrease of 20.3% compared to the corresponding period in 2019. U.S. industry sales were 10.6 million units in the nine months ended September 30, 2020, representing a decrease of 19.0% compared to the corresponding period in 2019. As described above, the COVID-19 pandemic has resulted in a significant contraction of total North America industry volumes in 2020. Industry volumes will ultimately depend upon, among other things, the duration and severity of the outbreak or subsequent outbreaks, related government responses and economic recovery, all of which are uncertain and difficult to predict in light of the rapidly evolving landscape. Dealer inventory remains constrained for several critical vehicles, including our full-size trucks.

Our total vehicle sales in the U.S., our largest market in North America, totaled 1.8 million units for market share of 16.7% in the nine months ended September 30, 2020, representing an increase of 0.3 percentage points compared to the corresponding period in 2019. We continue to lead the U.S. industry in market share.

As discussed above, in response to COVID-19, we suspended production across our manufacturing facilities in March 2020. By May 2020, we had resumed critical manufacturing operations and reached normalized production levels in June 2020. We continue to follow physical distancing guidance, enhanced deep cleaning procedures and provide personal protective equipment to protect our employees.

GMI Industry sales in China were 17.0 million units in the nine months ended September 30, 2020, representing a decrease of 7.5% compared to the corresponding period in 2019. Our total vehicle sales in China were 1.9 million units for market share of 11.4% in the nine months ended September 30, 2020, representing a decrease of 0.8 percentage points compared to the corresponding period in 2019. The sales across all brands decreased in the nine months ended September 30, 2020, compared to the corresponding period in 2019, primarily driven by an industry downturn significantly impacted by the COVID-19 pandemic. We expect both GM and industry sales to continue to recover as the impact of the COVID-19 pandemic in China subsides; however, the ongoing global macro-economic impact of COVID-19 and geopolitical tensions may continue to place pressure on China's automotive industry. Our Automotive China JVs generated equity income of $0.3 billion in the nine months ended September 30, 2020. A continuation of industry weakness and pricing pressures, a more challenging regulatory environment related to emissions, fuel consumption and new energy vehicles will continue to place pressure on our operations in China. We will continue to build upon our strong brands, network, and partnerships in China as well as continue to drive improvements in vehicle mix and cost.

Outside of China, industry sales were 14.6 million units in the nine months ended September 30, 2020, representing a decrease of 24.3% compared to the corresponding period in 2019, primarily due to the ongoing global macro-economic impact of COVID-19. Our total vehicle sales outside of China were 0.7 million units for market share of 4.9% in the nine months ended September 30, 2020, representing an increase of 0.2 percentage points compared to the corresponding period in 2019.

In the nine months ended September 30, 2020, restructuring actions in GMI were related to the wind-down of Holden sales, design and engineering operations in Australia and New Zealand, with cessation of Holden vehicle sales by 2021, the execution of definitive agreements with Great Wall Motors to sell our vehicle and powertrain manufacturing facilities in Thailand, and the wind-down of our vehicle sales operations in Thailand, targeted for completion by the end of 2020. These actions were taken to strengthen the Company's core business and focus investment on other opportunities that will derive the greatest returns for shareholders and support investment in future technologies. We recorded charges of $0.7 billion in the nine months ended September 30, 2020 and expect to incur additional charges and net cash outflows of insignificant amounts in the three months ending December 31, 2020. We also recorded deferred tax charges of $0.2 billion in the nine months ended September 30, 2020. The charges will primarily be considered special for EBIT-adjusted, EPS-diluted-adjusted and adjusted automotive free cash flow purposes. We intend to continue to provide servicing and spare parts to customers for an extended period of time in Australia, New Zealand and Thailand. Refer to Note 17 to our condensed consolidated financial statements for additional information related to these restructuring actions.

Cruise We are actively testing our autonomous vehicles in the U.S. Gated by safety and regulation, we continue to make significant progress towards commercialization of a network of on-demand autonomous vehicles in the U.S.

Corporate Mark-to-market equity securities and warrants held by Corporate totaled $0.7 billion at September 30, 2020, a decrease of $0.8 billion from December 2019, due to the liquidation of our shares in Lyft and market price fluctuations. Market price changes of our PSA warrants generated unrealized losses of $0.2 billion in the nine months ended September 30, 2020, compared to gains of $0.2 billion in the corresponding period in 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the nine months ended September 30, 2020, 30.0% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
GMNA	799	82.7%	801	77.5%	1,905	81.0%	2,530	77.7%
GMI	166	17.3%	232	22.5%	447	19.0%	727	22.3%
Total	965	100.0%	1,033	100.0%	2,352	100.0%	3,257	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Nine Months Ended
	September 30, 2020			September 30, 2019			September 30, 2020			September 30, 2019
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,015	665	16.6%	4,449	739	16.6%	10,629	1,776	16.7%	13,117	2,151	16.4%
Other	807	100	12.4%	938	124	13.3%	2,017	273	13.5%	2,752	363	13.2%
Total North America	4,822	765	15.9%	5,387	863	16.0%	12,646	2,049	16.2%	15,869	2,514	15.8%
Asia/Pacific, Middle East and Africa
China(a)	6,668	771	11.6%	5,707	690	12.1%	17,005	1,947	11.4%	18,385	2,257	12.3%
Other	4,558	134	2.9%	5,224	138	2.6%	12,504	408	3.3%	16,111	417	2.6%
Total Asia/Pacific, Middle East and Africa	11,226	905	8.1%	10,931	828	7.6%	29,509	2,355	8.0%	34,496	2,674	7.7%
South America
Brazil	565	89	15.7%	721	124	17.2%	1,374	223	16.2%	2,029	346	17.0%
Other	293	34	11.7%	411	52	12.6%	739	89	12.1%	1,180	147	12.5%
Total South America	858	123	14.3%	1,132	176	15.5%	2,113	312	14.8%	3,209	493	15.4%
Total in GM markets	16,906	1,793	10.6%	17,450	1,867	10.7%	44,268	4,716	10.7%	53,574	5,681	10.6%
Total Europe	4,298	—	—%	4,396	1	—%	10,609	—	—%	14,477	3	—%
Total Worldwide(b)	21,204	1,793	8.5%	21,846	1,868	8.5%	54,877	4,716	8.6%	68,051	5,684	8.4%
United States
Cars	887	62	7.0%	1,137	83	7.3%	2,447	171	7.0%	3,579	306	8.6%
Trucks	1,071	319	29.8%	1,163	357	30.7%	2,867	864	30.1%	3,314	986	29.8%
Crossovers	2,057	284	13.8%	2,149	299	13.9%	5,315	741	13.9%	6,224	859	13.8%
Total United States	4,015	665	16.6%	4,449	739	16.6%	10,629	1,776	16.7%	13,117	2,151	16.4%
China(a)
SGMS		395			348			952			1,102
SGMW		376			342			995			1,155
Total China	6,668	771	11.6%	5,707	690	12.1%	17,005	1,947	11.4%	18,385	2,257	12.3%
__________
(a)Includes sales by the Automotive China JVs: SAIC General Motors Sales Co., Ltd. (SGMS) and SAIC GM Wuling Automobile Co., Ltd. (SGMW).
(b)Cuba, Iran, North Korea, Sudan and Syria are subject to broad economic sanctions. Accordingly these countries are excluded from industry sales data and corresponding calculation of market share.

In the nine months ended September 30, 2020, we estimate we were the market share leader in North America and had the number two market share in China.

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
GMNA	94	173	363	570
GMI	93	120	219	339
Total fleet sales	187	293	582	909

Fleet sales as a percentage of total vehicle sales	10.4%	15.7%	12.3%	16.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Used vehicle prices fluctuated during the nine months ended September 30, 2020. After decreasing in March and April, used vehicle sales volume and pricing steadily rebounded through August, primarily due to low new vehicle inventory and strong demand for used vehicles. GM Financial currently expects used vehicle prices will increase for the full year 2020 compared to 2019 by an amount in the low-single digits on a percentage basis. Used vehicle prices may face pressure in 2021 relative to 2020 driven by normalizing new vehicle inventory, rising used vehicle supply primarily due to an increase in trade-in activity and off-lease vehicles, and ongoing economic uncertainty resulting in an outlook for a decline in used vehicle prices of mid-single digits on a percentage basis. As of March 31, 2020, following the onset of the COVID-19 pandemic, GM Financial updated residual value estimates based upon weak used vehicle market forecasts and increased the depreciation rate for the remaining term of the leased vehicles portfolio. GM Financial recorded gains on termination of leased vehicles of $0.7 billion and $0.9 billion in GM Financial interest, operating and other expenses in the three and nine months ended September 30, 2020, compared to gains of $0.3 billion and $0.6 billion in the corresponding periods in 2019, primarily due to unexpected strength in used vehicle prices as well as lower net book values from increased depreciation rates. GM Financial updated residual value estimates as of September 30, 2020, and is decreasing the depreciation rate for the remaining term of its leased vehicle portfolio. If used vehicle prices outperform GM Financial's latest estimates, it may record gains on sales of off-lease vehicles due to lower net book values and/or further decrease depreciation expense in future quarters. Likewise, if used vehicle prices weaken compared to estimates, GM Financial may record losses on sales of off-lease vehicles due to higher net book values and/or increase depreciation expense in future quarters. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	September 30, 2020			December 31, 2019
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$16,177	971	65.0%	$15,950	972	60.5%
Trucks	7,129	272	18.2%	7,256	288	18.0%
SUVs	3,401	94	6.3%	3,917	108	6.7%
Cars	2,187	158	10.5%	3,276	238	14.8%
Total	$28,894	1,495	100.0%	$30,399	1,606	100.0%

GM Financial's penetration of our retail sales in the U.S. increased to 46% in the nine months ended September 30, 2020 from 45% in the corresponding period in 2019. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America increased to 74% in the nine months ended September 30, 2020 from 70% in the nine months ended September 30, 2019. In the nine months ended September 30, 2020, GM Financial's revenue consisted of leased vehicle income of 69%, retail finance charge income of 26% and commercial finance charge income of 3%.

Consolidated Results We review changes in our results of operations under five categories: volume, mix, price, cost and other. Volume measures the impact of changes in wholesale vehicle volumes driven by industry volume, market share and changes in dealer stock levels. Mix measures the impact of changes to the regional portfolio due to product, model, trim, country and option penetration in current year wholesale vehicle volumes. Price measures the impact of changes related to Manufacturer’s Suggested Retail Price and various sales allowances. Cost primarily includes: (1) material and freight; (2) manufacturing, engineering, advertising, administrative and selling and warranty expense; and (3) non-vehicle related activity. Other primarily includes foreign exchange and non-vehicle related automotive revenues as well as equity income or loss from our nonconsolidated affiliates. Due to the impact of the COVID-19 pandemic, the relationship between revenues and costs in the three and nine months ended September 30, 2020 may not be indicative of results for the remainder of 2020. Refer to the regional sections of this MD&A for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2020	September 30, 2019			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$29,128	$27,971	$1,157	4.1%	$(0.1)	$0.6	$0.6	$—
GMI	2,735	3,794	(1,059)	(27.9)%	$(0.9)	$0.2	$0.2	$(0.6)
Corporate	203	52	151	n.m.				$0.2
Automotive	32,066	31,817	249	0.8%	$(1.0)	$0.8	$0.7	$(0.4)
Cruise	26	25	1	4.0%				$—
GM Financial	3,421	3,659	(238)	(6.5)%				$(0.2)
Eliminations/reclassifications	(33)	(28)	(5)	(17.9)%				$—
Total net sales and revenue	$35,480	$35,473	$7	—%	$(1.0)	$0.8	$0.7	$(0.6)
________
n.m. = not meaningful

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2020	September 30, 2019			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$66,563	$83,660	$(17,097)	(20.4)%	$(18.6)	$0.5	$1.5	$(0.5)
GMI	7,692	11,691	(3,999)	(34.2)%	$(3.7)	$0.8	$0.2	$(1.3)
Corporate	321	152	169	n.m.				$0.2
Automotive	74,576	95,503	(20,927)	(21.9)%	$(22.3)	$1.2	$1.7	$(1.6)
Cruise	79	75	4	5.3%				$—
GM Financial	10,405	10,918	(513)	(4.7)%				$(0.5)
Eliminations/reclassifications	(93)	(85)	(8)	(9.4)%		$—		$—
Total net sales and revenue	$84,967	$106,411	$(21,444)	(20.2)%	$(22.3)	$1.2	$1.7	$(2.1)
________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2020	September 30, 2019			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$24,021	$24,089	$68	0.3%	$0.1	$(0.8)	$0.8	$—
GMI	2,859	3,814	955	25.0%	$0.8	$(0.2)	$(0.1)	$0.4
Corporate	100	16	(84)	n.m.			$(0.1)	$—
Cruise	190	256	66	25.8%			$0.1
Eliminations	(1)	(1)	—	—%
Total automotive and other cost of sales	$27,169	$28,174	$1,005	3.6%	$0.8	$(1.0)	$0.7	$0.4
________
n.m. = not meaningful

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2020	September 30, 2019			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$57,739	$73,431	$15,692	21.4%	$13.6	$(1.0)	$3.2	$(0.1)
GMI	8,757	10,476	1,719	16.4%	$3.3	$(0.7)	$(1.6)	$0.7
Corporate	283	83	(200)	n.m.			$(0.2)	$—
Cruise	561	743	182	24.5%			$0.2
Eliminations	(1)	(3)	(2)	(66.7)%		$—	$—
Total automotive and other cost of sales	$67,339	$84,730	$17,391	20.5%	$16.9	$(1.7)	$1.6	$0.6
________
n.m. = not meaningful

In the three months ended September 30, 2020, favorable Cost was primarily due to: (1) favorable cost of $0.6 billion primarily due to the impact of COVID-19, inclusive of austerity measures as well as cost savings associated with transformation activities; (2) a decrease in campaigns and other warranty-related costs of $0.3 billion; and (3) charges of $0.3 billion primarily in supplier-related charges resulting from transformation activities in 2019; partially offset by (4) increased material costs of $0.3 billion. In the three months ended September 30, 2020, favorable Other was due to the foreign currency effect resulting from the weakening of the Brazilian Real and other currencies against the U.S. Dollar.

In the nine months ended September 30, 2020, favorable Cost was primarily due to: (1) favorable cost of $1.6 billion primarily due to the impact of COVID-19, inclusive of the suspension of production and austerity measures as well as cost savings associated with transformation activities; (2) charges of $1.4 billion primarily related to accelerated depreciation and supplier-related charges resulting from transformation activities in 2019; (3) decreased costs of $0.3 billion related to parts and accessories sales; and (4) a decrease in campaigns and other warranty-related costs of $0.3 billion; partially offset by (5) a benefit of $1.4 billion related to the retrospective recoveries of indirect taxes in Brazil in 2019; and (6) charges of $0.6 billion primarily related to dealer restructuring charges, property and intangible asset impairments and inventory provisions in Australia, Thailand and New Zealand. In the nine months ended September 30, 2020, favorable Other was due to the foreign currency effect resulting from the weakening of the Brazilian Real and other currencies against the U.S. Dollar.

Automotive and other selling, general and administrative expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2020	September 30, 2019		%	September 30, 2020	September 30, 2019		%
Automotive and other selling, general and administrative expense	$1,628	$2,008	$380	18.9%	$4,908	$6,209	$1,301	21.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended September 30, 2020, Automotive and other selling, general and administrative expense decreased due to decreased advertising and other costs of $0.4 billion primarily related to the impact of COVID-19, inclusive of austerity measures and cost savings associated with transformation activities.

In the nine months ended September 30, 2020, Automotive and other selling, general and administrative expense decreased due to decreased advertising and other costs of $1.3 billion primarily related to the impact of COVID-19, inclusive of austerity measures and cost savings associated with transformation activities.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2020	September 30, 2019		%	September 30, 2020	September 30, 2019		%
Interest income and other non-operating income, net	$499	$169	$330	n.m.	$1,223	$1,338	$(115)	(8.6)%
________
n.m. = not meaningful

In the three months ended September 30, 2020, Interest income and other non-operating income, net increased primarily due to losses related to our investment in Lyft of $0.3 billion in 2019 and increased non-service pension income of $0.2 billion, partially offset by several other insignificant items.

In the nine months ended September 30, 2020, Interest income and other non-operating income, net decreased primarily due to losses related to PSA warrants of $0.4 billion and several other insignificant items, partially offset by increased non-service pension income of $0.4 billion.

The following table summarizes gains (losses) related to our investment in Lyft and PSA warrants:

	Three Months Ended		Favorable/ (Unfavorable)	Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2020	September 30, 2019		September 30, 2020	September 30, 2019
Gains (losses) related to Lyft	$—	$(332)	$332	$10	$(112)	$122
Gains (losses) related to PSA warrants	76	51	25	(227)	222	(449)
Total gains (losses) on investments	$76	$(281)	$357	$(217)	$110	$(327)

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2020	September 30, 2019		%	September 30, 2020	September 30, 2019		%
Income tax expense	$887	$271	$(616)	n.m.	$1,132	$932	$(200)	(21.5)%
________
n.m. = not meaningful

In the three months ended September 30, 2020, Income tax expense increased primarily due to an increase in pre-tax income.

In the nine months ended September 30, 2020, Income tax expense increased primarily due to changes in valuation allowance, the absence of U.S. benefits from foreign activity and several other insignificant items, partially offset by a decrease in pre-tax income.

For the three and nine months ended September 30, 2020, our ETR-adjusted was 18.1% and 18.4%.

Refer to Note 16 to our condensed consolidated financial statements for additional information related to Income tax expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended		Favorable / (Unfavorable)	%	Variance Due To
	September 30, 2020	September 30, 2019			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$29,128	$27,971	$1,157	4.1%	$(0.1)	$0.6	$0.6		$—
EBIT-adjusted	$4,366	$3,023	$1,343	44.4%	$—	$(0.2)	$0.6	$1.0	$—
EBIT-adjusted margin	15.0%	10.8%	4.2%
	(Vehicles in thousands)
Wholesale vehicle sales	799	801	(2)	(0.2)%

	Nine Months Ended		Favorable / (Unfavorable)	%	Variance Due To
	September 30, 2020	September 30, 2019			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$66,563	$83,660	$(17,097)	(20.4)%	$(18.6)	$0.5	$1.5		$(0.5)
EBIT-adjusted	$6,459	$7,941	$(1,482)	(18.7)%	$(5.0)	$(0.5)	$1.5	$2.9	$(0.3)
EBIT-adjusted margin	9.7%	9.5%	0.2%
	(Vehicles in thousands)
Wholesale vehicle sales	1,905	2,530	(625)	(24.7)%

GMNA Total Net Sales and Revenue In the three months ended September 30, 2020, Total net sales and revenue increased primarily due to: (1) favorable mix associated with increased sales of full-size pickup trucks and decreased sales of passenger cars, partially offset by decreased sales associated with the launch of our new full-size SUVs; and (2) favorable price primarily due to full-size SUVs.

In the nine months ended September 30, 2020, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes across most vehicle lines as a result of suspending production due to the COVID-19 pandemic, partially offset by lost production volumes associated with the UAW strike in 2019; and (2) unfavorable Other primarily due to decreased sales of parts and accessories and the foreign currency effect resulting from the weakening of the Mexican Peso against the U.S. Dollar; partially offset by (3) favorable price primarily due to full-size SUVs, pickup trucks and crossover vehicles; and (4) favorable mix associated with decreased sales of passenger cars and crossover vehicles, partially offset by decreased sales of full-size SUVs and pickup trucks.

GMNA EBIT-Adjusted In the three months ended September 30, 2020, EBIT-adjusted increased primarily due to: (1) favorable Cost due to savings in manufacturing, advertising, and engineering of $0.6 billion, inclusive of austerity measures in response to the COVID-19 pandemic as well as transformation activities and a decrease in campaigns and other warranty-related costs of $0.3 billion, partially offset by increased material costs of $0.2 billion; and (2) favorable price.

In the nine months ended September 30, 2020, EBIT-adjusted decreased primarily due to: (1) decreased net wholesale volumes; (2) unfavorable mix associated with decreased sales of full-size SUVs and pickup trucks, partially offset by decreased sales of passenger cars and crossover vehicles; and (3) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Mexican Peso against the U.S. Dollar; partially offset by (4) favorable Cost due to savings in advertising, manufacturing, engineering and other administrative and selling of $2.3 billion, inclusive of austerity measures in response to the COVID-19 pandemic as well as transformation activities, increased non-service pension income of $0.3 billion and a decrease in campaigns and other warranty-related costs of $0.3 billion; and (5) favorable price.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM International

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2020	September 30, 2019		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$2,735	$3,794	$(1,059)	(27.9)%	$(0.9)	$0.2	$0.2		$(0.6)
EBIT (loss)-adjusted	$10	$(65)	$75	n.m.	$(0.1)	$0.1	$0.2	$—	$(0.1)
EBIT (loss)-adjusted margin	0.4%	(1.7)%	2.1%
Equity income — Automotive China	$262	$282	$(20)	(7.1)%
EBIT (loss)-adjusted — excluding Equity income	$(252)	$(347)	$95	27.4%
	(Vehicles in thousands)
Wholesale vehicle sales	166	232	(66)	(28.4)%
__________
n.m. = not meaningful

	Nine Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2020	September 30, 2019		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$7,692	$11,691	$(3,999)	(34.2)%	$(3.7)	$0.8	$0.2		$(1.3)
EBIT (loss)-adjusted	$(811)	$(82)	$(729)	n.m.	$(0.4)	$0.1	$0.3	$0.2	$(0.8)
EBIT (loss)-adjusted margin	(10.5)%	(0.7)%	(9.8)%
Equity income — Automotive China	$264	$893	$(629)	(70.4)%
EBIT (loss)-adjusted — excluding Equity income	$(1,075)	$(975)	$(100)	(10.3)%
	(Vehicles in thousands)
Wholesale vehicle sales	447	727	(280)	(38.5)%
__________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT (loss)-adjusted above.

GMI Total Net Sales and Revenue In the three months ended September 30, 2020, Total net sales and revenue decreased primarily due to: (1) decreased wholesale volumes primarily due to lower industry volumes due to the COVID-19 pandemic primarily in South America and the Middle East and the wind-down of our vehicle sales operations in Australia, New Zealand and Thailand; and (2) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Brazilian Real and Argentine Peso against the U.S. Dollar and decreased components, parts and accessories sales; partially offset by (3) favorable mix primarily in Brazil, partially offset by unfavorable mix in the Middle East; and (4) favorable pricing across multiple vehicle lines in Brazil and Argentina.

In the nine months ended September 30, 2020, Total net sales and revenue decreased primarily due to: (1) decreased wholesale volumes primarily due to lower industry volumes due to the COVID-19 pandemic primarily in South America and the Middle East and lower volumes in Asia/Pacific inclusive of the wind-down of our vehicle sales operations in Australia, New Zealand and Thailand; and (2) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Brazilian Real, Argentine Peso and other currencies against the U.S. Dollar and decreased components, parts and accessories sales; partially offset by (3) favorable mix primarily in Brazil and Korea, partially offset by unfavorable mix in the Middle East; and (4) favorable pricing across multiple vehicle lines in Argentina and Brazil.

GMI EBIT (Loss)-Adjusted In the three months ended September 30, 2020, EBIT-adjusted increased primarily due to: (1) favorable pricing; and (2) favorable mix primarily in Brazil and Asia/Pacific, partially offset by unfavorable mix in the Middle East; partially offset by (3) unfavorable volume; and (4) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Brazilian Real and other currencies against the U.S. Dollar.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2020, EBIT (loss)-adjusted increased primarily due to: (1) unfavorable volume; and (2) unfavorable Other primarily due to decreased equity income and the foreign currency effect resulting from the weakening of the Brazilian Real, Argentine Peso and other currencies against the U.S. Dollar; partially offset by (3) favorable pricing; and (4) favorable Cost primarily due to decreased advertising.

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

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Wholesale vehicle sales, including vehicles exported to markets outside of China	848	774	1,923	2,361
Total net sales and revenue	$11,029	$9,695	$24,589	$28,843
Net income	$535	$455	$749	$1,721

Cruise

	Three Months Ended		Favorable / (Unfavorable)	%	Nine Months Ended		Favorable / (Unfavorable)	%
	September 30, 2020	September 30, 2019			September 30, 2020	September 30, 2019
Total net sales and revenue(a)	$26	$25	$1	4.0%	$79	$75	$4	5.3%
EBIT (loss)-adjusted	$(204)	$(251)	$47	18.7%	$(627)	$(699)	$72	10.3%
__________
(a)Reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three and nine months ended September 30, 2020 and 2019.

Cruise EBIT (Loss)-Adjusted In the three and nine months ended September 30, 2020, EBIT (loss)-adjusted decreased primarily due to a reduction in development costs as we progress towards the commercialization of a network of on-demand autonomous vehicles in the U.S., partially offset by an increase in administrative expense.

GM Financial

	Three Months Ended		Increase/ (Decrease)	%	Nine Months Ended		Increase/ (Decrease)	%
	September 30, 2020	September 30, 2019			September 30, 2020	September 30, 2019
Total revenue	$3,421	$3,659	$(238)	(6.5)%	$10,405	$10,918	$(513)	(4.7)%
Provision for loan losses	$31	$150	$(119)	(79.3)%	$824	$504	$320	63.5%
EBT-adjusted	$1,207	$711	$496	69.8%	$1,663	$1,606	$57	3.5%
Average debt outstanding (dollars in billions)	$90.2	$90.5	$(0.3)	(0.4)%	$91.6	$91.8	$(0.2)	(0.2)%
Effective rate of interest paid	3.1%	3.9%	(0.8)%		3.4%	4.0%	(0.6)%

GM Financial Revenue In the three months ended September 30, 2020, total revenue decreased primarily due to decreased leased vehicle income of $0.2 billion primarily due to a decrease in the leased vehicle portfolio.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2020, total revenue decreased primarily due to decreased leased vehicle income of $0.3 billion primarily due to a decrease in the leased vehicle portfolio and decreased investment income of $0.1 billion resulting from a decline in benchmark interest rates.

GM Financial EBT-Adjusted In the three months ended September 30, 2020, EBT-adjusted increased primarily due to: (1) decreased leased vehicle expenses net of leased vehicle income of $0.3 billion primarily due to increased leased vehicle termination gains, due to outperformance of used vehicle prices compared to residual value estimates and a decrease in the leased vehicle portfolio; (2) decreased interest expense of $0.2 billion due to a lower effective rate of interest on debt resulting from a decline in benchmark interest rates; and (3) decreased provision for loan losses of $0.1 billion primarily due to an improved recovery rate forecast, inclusive of new CECL standard impacts.

In the nine months ended September 30, 2020 EBT-adjusted increased primarily due to: (1) decreased interest expense of $0.4 billion due to a lower effective rate of interest on debt resulting from a decline in benchmark interest rates; (2) decreased leased vehicle expenses net of decreased leased vehicle income of $0.1 billion primarily due to increased leased vehicle termination gains and a decrease in the leased vehicle portfolio; partially offset by (3) increased provision for loan losses of $0.3 billion primarily due to increased expected charge-offs as a result of the forecasted economic impact of the COVID-19 pandemic, inclusive of new CECL standard impacts; and (4) decreased investment income of $0.1 billion.

Liquidity and Capital Resources As described in the “Overview” section of this MD&A, the COVID-19 pandemic has had a material impact on our financial results and it may have a material impact on future periods, including our cash flows from operating activities and liquidity. The extent of COVID-19’s impact on our liquidity will depend upon, among other things, the duration and severity of the outbreak or subsequent outbreaks and related government responses such as required physical distancing, restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, all of which are uncertain and difficult to predict. Refer to Part II, Item 1A. Risk Factors for a full discussion of the risks associated with the COVID-19 pandemic.

To preserve financial flexibility in light of the current uncertainty in global markets resulting from the COVID-19 pandemic, we borrowed $15.9 billion under our revolving credit facilities, extended a portion of our revolving credit facilities for an additional year, issued $4.0 billion in senior unsecured notes and entered into a new unsecured 364-day, $2.0 billion revolving credit facility. In September 2020, we repaid $5.2 billion of the $15.9 billion drawn under the revolving credit facilities and in October 2020, we repaid an additional $3.9 billion. We expect to repay the revolver balance by the end of 2020; however, this is dependent on the impact of the COVID-19 pandemic on our Automotive liquidity. See the "Automotive Liquidity" section of this MD&A for additional information on these liquidity actions. In response to the uncertainties created by the pandemic, during the first half of 2020 we executed a number of austerity measures to reduce costs, such as limiting advertising and other third-party spending, suspending our dividend on common shares, deferring salaried employee compensation and delaying non-critical projects, including certain future product programs. The majority of the austerity measures we put into place will normalize as production normalizes.

Despite the uncertainty resulting from the COVID-19 pandemic, we believe our current levels of cash, cash equivalents, marketable debt securities, available borrowing capacity under our revolving credit facilities and other liquidity actions currently available to us are sufficient to meet our liquidity requirements. We also maintain access to the capital markets and may issue debt or equity securities, which may provide an additional source of liquidity. We have substantial cash requirements going forward, which we plan to fund through our total available liquidity, cash flows from operating activities and additional liquidity measures, if determined to be necessary.

Our known current and future material uses of cash relate to funding near-term operations through the current economic cycle including: (1) ongoing cash costs including payments associated with previously announced vehicle recalls, the settlements of the multi-district litigation and any other recall-related contingencies, payments to service debt and other long-term obligations, including repayment of amounts drawn on our revolving credit facilities and discretionary and mandatory contributions to our pension plans; and (2) capital expenditures and payments for engineering and product development activities, which will be significantly less than originally forecasted for 2020 due to our austerity measures. Our future uses of cash will be focused on the three objectives of our capital allocation program: (1) reinvest in our business at an average target ROIC-adjusted rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18 billion; and (3) after the first two objectives are met, return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors not less than once annually.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A, Part II, Item 1A. Risk Factors in this Form 10-Q and Part I, Item 1A. Risk Factors of our 2019 Form 10-K, some of which are outside of our control.

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

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable debt securities and funds available under credit facilities. The amount of available liquidity is subject to seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. In response to the COVID-19 pandemic, we took immediate actions to provide for additional liquidity, including drawing $15.9 billion on our revolving credit facilities and implementing austerity measures. In May 2020, we issued $4.0 billion in aggregate principal amount of senior unsecured notes with a weighted average interest rate of 6.11% and maturity dates ranging from 2023 to 2027. The notes are governed by a sixth supplemental indenture and the same base indenture that governs our existing notes, which contains terms and covenants customary for these types of securities, including a limitation on the amount of certain secured debt we may incur. The net proceeds from the issuance of these senior unsecured notes provides additional financial flexibility and will be used for general corporate purposes. In May 2020, we also entered into a new unsecured 364-day, $2.0 billion revolving credit facility as an additional source of available liquidity. In August 2020, we repaid $0.5 billion of floating rate senior unsecured debt upon maturity. In September 2020, we repaid $5.2 billion of the $15.9 billion drawn under the revolving credit facilities and in October 2020, we repaid an additional $3.9 billion. We expect to repay the revolver balance by the end of 2020; however, this is dependent on the impact of the COVID-19 pandemic on our Automotive liquidity. We have changed the management of our liquidity by borrowing on our credit facilities, changing our investment portfolio composition and taking significant austerity measures to provide better flexibility in response to COVID-19; however, we have not significantly changed our investment guidelines since December 31, 2019.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. We increased our automotive borrowing capacity under credit facilities from $17.5 billion at December 31, 2019 to $18.5 billion at September 30, 2020. At September 30, 2020, our automotive borrowing capacity under credit facilities consisted of four revolving credit facilities. These facilities consist of a three-year, $4.0 billion facility that includes a letter of credit-sub facility of $1.1 billion, a five-year, $10.5 billion facility, a three-year, $2.0 billion transformation facility and a new 364-day, $2.0 billion revolving credit facility entered into in May 2020. Total borrowing capacity under our automotive credit facilities does not include a 364-day, $2.0 billion facility designated for exclusive use by GM Financial.

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

In the nine months ended September 30, 2020, we borrowed $3.4 billion against our three-year, $4.0 billion facility, $2.0 billion against our three-year, $2.0 billion transformation facility and $10.5 billion against our five-year, $10.5 billion facility to preserve financial flexibility in response to the current uncertainty in global markets and the economic environment resulting from the COVID-19 pandemic. In the three and nine months ended September 30, 2020, we repaid $3.2 billion of the three-year, $4.0 billion facility and repaid in full the three-year, $2.0 billion transformation facility. In October 2020, we repaid $3.9 billion of our five-year, $10.5 billion facility. We did not have any borrowings against our facilities at December 31, 2019. We had letters of credit outstanding under our sub-facility of $0.3 billion and $0.2 billion at September 30, 2020 and December 31, 2019. Refer to Note 11 to our condensed consolidated financial statements for additional information on the contractual maturities of our debt obligations.

If available capacity permits, GM Financial has access to our automotive credit facilities, except for the three-year, $2.0 billion transformation facility and the new 364-day, $2.0 billion facility. In addition, GM Financial has exclusive use of the 364-day, $2.0 billion facility that expires in April 2021. GM Financial did not have borrowings outstanding against any facilities at September 30, 2020 and December 31, 2019. We had intercompany loans from GM Financial of $0.4 billion and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

$0.5 billion at September 30, 2020 and December 31, 2019, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial. Refer to Note 5 to our condensed consolidated financial statements for additional information.

GM Financial's Board of Directors declared and paid dividends of $0.8 billion on its common stock in the nine months ended September 30, 2020. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio. In addition, we expect to continue to receive dividends from our Automotive China JVs on a normal cadence.

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

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of September 30, 2020 and determined we are in compliance and expect to remain in compliance in the future.

In January 2017 we announced that our Board of Directors had authorized the purchase of up to $5.0 billion of our common stock with no expiration date as part of our common stock repurchase program. We have completed $1.7 billion of the $5.0 billion program through September 30, 2020. In April 2020 we agreed not to execute any share repurchases until we no longer have outstanding borrowings under the revolving credit facilities, except for the three-year, $2.0 billion transformation facility.

The following table summarizes our available liquidity (dollars in billions):

	September 30, 2020	December 31, 2019
Automotive cash and cash equivalents, net	$21.7	$13.4
Marketable debt securities	8.5	3.9
Automotive cash, cash equivalents and marketable debt securities, net	30.2	17.3
Cruise cash and cash equivalents(a)	0.5	2.3
Cruise marketable debt securities(a)	1.4	0.3
Available liquidity(b)	32.2	19.9
Available under credit facilities	7.6	17.3
Total available liquidity(b)	$39.8	$37.2
__________
(a)Amounts are designated exclusively for the use of Cruise.
(b)Amounts may not sum due to rounding.

The following table summarizes the changes in our Automotive available liquidity (excluding Cruise, dollars in billions):

Nine Months Ended September 30, 2020
Operating cash flow	$2.3
Capital expenditures	(3.3)
Dividends paid and payments to purchase common stock	(0.6)
Issuance of senior unsecured notes	4.0
Repayment of senior unsecured notes	(0.5)
Borrowings against credit facilities, net	10.6
Other non-operating(a)	0.4
Decrease in available credit facilities	(9.7)
Total change in automotive available liquidity	$3.2
__________
(a)Amount includes $0.6 billion of proceeds from the sale of our remaining shares in Lyft.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2020	September 30, 2019
Operating Activities
Net income	$2.7	$6.2	$(3.5)
Depreciation, amortization and impairment charges	4.1	5.2	(1.1)
Pension and OPEB activities	(1.4)	(1.1)	(0.3)
Working capital	(2.6)	(3.2)	0.6
Accrued and other liabilities and income taxes	(2.1)	0.3	(2.4)
Other	1.6	(0.8)	2.4
Net automotive cash provided by operating activities	$2.3	$6.6	$(4.3)

In the nine months ended September 30, 2020, the decrease in Net automotive cash provided by operating activities was primarily due to: (1) lower pre-tax earnings of $3.3 billion and the unwind of sales incentives of $2.6 billion, both impacted by COVID-19; (2) lower dividends received from our nonconsolidated affiliates of $0.7 billion; partially offset by (3) dividends received from GM Financial of $0.8 billion; (4) working capital; and (5) several other insignificant items.

	Nine Months Ended		Change
	September 30, 2020	September 30, 2019
Investing Activities
Capital expenditures	$(3.3)	$(4.8)	$1.5
Acquisitions and liquidations of marketable securities, net(a)	(4.0)	—	(4.0)
GM investment in Cruise	—	(0.7)	0.7
Other	—	0.2	(0.2)
Net automotive cash used in investing activities	$(7.3)	$(5.3)	$(2.0)
__________
(a)Amount includes $0.6 billion and $0.1 billion of proceeds from the sale of our shares in Lyft in the nine months ended September 30, 2020 and 2019.

In the nine months ended September 30, 2020, capital expenditures decreased due to the delay of non-critical projects, including certain future product programs, in response to the COVID-19 pandemic. Cash used in acquisitions and liquidations of marketable securities, net increased due to the increased purchases of marketable securities with proceeds from the issuance of debt in response to the COVID-19 pandemic.

	Nine Months Ended		Change
	September 30, 2020	September 30, 2019
Financing Activities
Borrowings against credit facilities, net	$10.6	$0.7	$9.9
Net proceeds from short-term debt	0.4	0.8	(0.4)
Issuance of senior unsecured notes	4.0	—	4.0
Repayment of senior unsecured notes	(0.5)	—	(0.5)
Dividends paid and payments to purchase common stock	(0.6)	(1.7)	1.1
Other	(0.4)	(0.1)	(0.3)
Net automotive cash provided by (used in) financing activities	$13.5	$(0.3)	$13.8

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the nine months ended September 30, 2020, net automotive cash provided by operating activities under U.S. GAAP was $2.3 billion, capital expenditures were $3.3 billion, and adjustments for management actions were $0.2 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2019, net automotive cash provided by operating activities under U.S. GAAP was $6.6 billion, capital expenditures were $4.8 billion, and adjustments for management actions primarily related to transformation activities were $0.6 billion.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited (DBRS), Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). All four credit rating agencies currently rate our corporate credit at investment grade. The following table summarizes our credit ratings at October 19, 2020:

	Corporate	Revolving Credit Facilities	Senior Unsecured	Outlook
DBRS	BBB	BBB	N/A	Negative
Fitch	BBB-	BBB-	BBB-	Stable
Moody's	Investment Grade	Baa2	Baa3	Negative
S&P	BBB	BBB	BBB	Negative

Rating actions taken by each of the credit rating agencies from January 1, 2020 through October 19, 2020 were as follows: (1) S&P revised their outlook to Credit watch with negative implications from Stable in March 2020; confirmed our ratings and revised their outlook to Negative from Credit watch with negative implications in August 2020; (2) Moody’s revised their outlook to Under review for downgrade from Stable in March 2020; confirmed our ratings and revised their outlook to Negative from Under review for downgrade in May 2020; (3) DBRS revised their outlook to Under review with negative implications from Stable in March 2020; downgraded our ratings to BBB from BBB (high) and revised their outlook to Negative from Under review with negative implications in June 2020; and (4) Fitch downgraded our ratings to BBB- from BBB in May 2020.

Cruise Liquidity The changes in our Cruise available liquidity in the nine months ended September 30, 2020 were primarily driven by operating cash flow. When Cruise's autonomous vehicles are ready for commercial deployment, The Vision Fund is obligated to purchase additional Cruise convertible preferred shares for $1.35 billion.

Cruise Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2020	September 30, 2019
Net cash used in operating activities	$(0.6)	$(0.6)	$—
Net cash used in investing activities	$(1.2)	$(0.6)	$(0.6)
Net cash provided by financing activities	$—	$1.1	$(1.1)

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

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$4.7	$3.3
Borrowing capacity on unpledged eligible assets	20.9	17.5
Borrowing capacity on committed unsecured lines of credit	0.5	0.3
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$28.1	$23.1

At September 30, 2020, GM Financial's available liquidity increased from December 31, 2019 due to an increase in cash and cash equivalents and borrowing capacity on secured revolving credit facilities resulting from the issuance of securitization transactions, unsecured debt and preferred stock. GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at September 30, 2020 and December 31, 2019. Refer to the Automotive Liquidity section of this MD&A for additional details.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At September 30, 2020 secured, committed unsecured and uncommitted unsecured credit facilities totaled $25.9 billion, $0.5 billion and $1.4 billion with advances outstanding of $2.0 billion, an insignificant amount and $1.4 billion.

GM Financial Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2020	September 30, 2019
Net cash provided by operating activities	$6.0	$6.3	$(0.3)
Net cash used in investing activities	$(5.0)	$(5.3)	$0.3
Net cash used in financing activities	$(0.4)	$(2.5)	$2.1

In the nine months ended September 30, 2020, Net cash provided by operating activities decreased primarily due to: (1) a decrease in leased vehicle income of $0.3 billion; and (2) a decrease in derivative collateral posting activities of $0.2 billion; partially offset by (3) a decrease in interest paid of $0.3 billion.

In the nine months ended September 30, 2020, Net cash used in investing activities decreased primarily due to: (1) a decrease in purchases of leased vehicles of $2.0 billion; and (2) increased collections and recoveries on finance receivables of $0.2 billion; partially offset by (3) increased purchases of finance receivables of $2.0 billion.

In the nine months ended September 30, 2020, Net cash used in financing activities decreased primarily due to: (1) an increase in borrowings of $17.6 billion; and (2) issuance of preferred stock of $0.5 billion; partially offset by (3) an increase in debt repayments of $15.1 billion; and (4) an increase in dividend payments of $0.8 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Contractual Obligations and Other Long-Term Liabilities We have minimum commitments under contractual obligations, including purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including fixed or minimum quantities to be purchased or fixed minimum price provisions and the approximate timing of the transaction. Based on these definitions, the following table includes only those contracts that include fixed or minimum obligations. The majority of our purchases are not included in the table as they are made under purchase orders that are requirements-based and accordingly do not specify minimum quantities. The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at September 30, 2020:

	Payments Due by Period
	October 1, 2020 to December 31, 2020	2021	2022-2023	2024-2025	2026 and after	Total
Automotive debt(a)	$480	$1,584	$13,038	$2,596	$11,136	$28,834
Automotive Financing debt	10,569	27,835	29,453	13,273	7,233	88,363
Finance lease obligations	46	199	70	24	20	359
Automotive interest payments(b)	491	1,081	1,965	1,517	8,335	13,389
Automotive Financing interest payments(c)	623	1,953	2,250	946	443	6,215
Postretirement benefits(d)	58	233	461	—	—	752
Operating lease obligations	62	253	413	284	426	1,438
Other contractual commitments:
Material	748	620	134	71	20	1,593
Marketing	308	253	93	8	—	662
Other (e)	574	1,098	1,066	200	185	3,123
Total contractual commitments(f)	$13,959	$35,109	$48,943	$18,919	$27,798	$144,728

Non-contractual benefit(g)	$78	$273	$490	$918	$9,412	$11,171
__________
(a)$3.9 billion of the amount due in 2023 has been repaid on our five-year, $10.5 billion facility in October 2020.
(b)Amounts include automotive interest payments based on contractual terms and current interest rates on our debt and finance lease obligations. Automotive interest payments based on variable interest rates were determined using the interest rate in effect at September 30, 2020.
(c)GM Financial interest payments were determined using the interest rate in effect at September 30, 2020 for floating rate debt and the contractual rates for fixed rate debt. GM Financial interest payments on floating rate tranches of the securitization notes payable were converted to a fixed rate based on the floating rate plus any expected hedge payments.
(d)Amounts include OPEB payments under the contract term of the current labor agreements in North America and do not include pension funding obligations.
(e)Amounts include $0.8 billion related to committed capital contributions to a non-consolidated VIE.
(f)Amounts do not include future cash payments for purchase obligations and certain other accrued expenditures (unless listed in the table above) that were recorded in Accounts payable, Accrued liabilities and Other liabilities in our condensed consolidated financial statements at September 30, 2020.
(g)Amounts include all expected future payments for both current and expected future service at September 30, 2020 for OPEB obligations for salaried and hourly employees extending beyond the current North American union contract agreements, workers' compensation and extended disability benefits. Amounts do not include pension funding obligations.

The table above does not reflect product warranty and related liabilities, certified pre-owned, extended warranty and free maintenance of $7.9 billion and unrecognized tax benefits of $0.7 billion due to the uncertainty regarding the future cash outflows potentially associated with these amounts. In addition, future cash outflows related to previously announced restructuring actions are not included in the table above. Refer to Note 17 to our condensed consolidated financial statements for additional information.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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
GM Financial updated the forecast of economic performance in March 2020, following the onset of the COVID-19 pandemic, and has continued to monitor and update the forecast through September 30, 2020. Used vehicle prices rebounded after decreasing in March and April 2020, and recoveries outperformed the forecast. Therefore, GM Financial increased the recovery rate forecast as of September 30, 2020. Actual economic data and recovery rates that are lower than those we forecast would result in an increase to the allowance for loan losses.
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

Residual Value of GM Financial Leased Vehicles At September 30, 2020, the estimated residual value of GM Financial’s leased vehicles at the end of the lease term was $28.9 billion. Depreciation reduces the carrying value of each leased asset in GM Financial’s operating lease portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. GM Financial reviewed the operating lease portfolio for indicators of impairment and determined that no impairment indicators were present at September 30, 2020.

GM Financial updated the residual value estimates on the operating lease portfolio to reflect the decrease in forecasted used vehicle prices in March 2020, following the onset of the COVID-19 pandemic, and has continued to monitor and update the residual value estimates through September 30, 2020. Used vehicle prices rebounded after decreasing in March and April 2020, and sales proceeds on terminated leased vehicles outperformed the residual value estimates during the nine months ended September 30, 2020. The estimated residual value as of September 30, 2020 increased from June 30, 2020, resulting in a prospective decrease to the depreciation rate over the remaining term of the leased vehicle portfolio. If used vehicle prices decrease, GM Financial would increase depreciation expense and/or record an impairment charge on the lease portfolio. If an impairment exists, GM Financial would determine any shortfall in recoverability of the leased vehicle asset groups by year, make and model. Recoverability is calculated as the excess of: (1) the sum of remaining lease payments plus estimated residual value; over (2) leased vehicles, net less deferred revenue. Alternatively, if used vehicle prices outperform GM Financial's latest estimates, it may record gains on sales of off-lease vehicles and/or decreased depreciation expense.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2020 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at September 30, 2020.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to the COVID-19 global pandemic, we are monitoring our control environment with increased vigilance to ensure changes as a result of physical distancing are addressed and all increased risks are mitigated. For additional information refer to Part II, Item 1A. Risk Factors.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II
Item 1. Legal Proceedings

The discussion under "Litigation-Related Liability and Tax Administrative Matters" in Note 15 to our condensed consolidated financial statements is incorporated by reference into this Part II, Item 1.

*  *  *  *  *  *  *

Item 1A. Risk Factors

The COVID-19 pandemic may disrupt our business and operations, which could materially adversely impact our business, financial condition, liquidity and results of operations. Pandemics, epidemics or disease outbreaks in the U.S. or globally may disrupt our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. In January 2020, the World Health Organization declared the COVID-19 outbreak a public health emergency and in March 2020 declared it a global pandemic. The outbreak caused significant disruption to the global economy, including the automotive industry. We responded by implementing work-from-home protocols for employees who can work remotely and systematically suspending the majority of our global manufacturing operations. By May 2020, we had resumed our global manufacturing operations. Our manufacturing operations resumed production under enhanced public health procedures, including temperature screening of employees before entry into facilities, shift adjustments to allow for physical distancing, deep cleaning of facilities after each shift, and the provision of personal protective equipment.

The COVID-19 pandemic had a material impact on our business as discussed in detail in Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. However, the full extent to which the COVID-19 pandemic will impact our operations will depend on future developments, including the duration and severity of the outbreak and any subsequent outbreaks. Future developments are highly uncertain and cannot be predicted with confidence and may adversely impact our global supply chain and global manufacturing operations and cause us to again suspend our operations in the U.S. and elsewhere. In particular, if COVID-19 continues to spread or re-emerges, particularly in North America where our profits are most concentrated, resulting in a prolonged period of travel, commercial, social and other similar restrictions, we could experience among other things: (1) global supply disruptions; (2) labor disruptions; (3) an inability to manufacture; (4) an inability to sell to our customers; (5) a decline in showroom traffic and customer demand during and following the pandemic; (6) customer defaults on automobile loans and leases; (7) lower than expected pricing on vehicles sold at auction; and (8) an impaired ability to access credit and the capital markets. We may also be subject to enhanced legal risks, including potential litigation related to the COVID-19 pandemic. Further, we expect the COVID-19 pandemic, and any related adverse economic impact, will result in a significant contraction of total industry volumes in 2020. We also have substantial cash requirements going forward, including: (1) ongoing cash costs including payments associated with previously announced vehicle recalls, the settlements of the multi-district litigation and any other recall-related contingencies, payments to service debt and other long-term obligations, including repayment of amounts drawn on our revolving credit facilities and mandatory contributions to our pension plans; and (2) capital expenditures and payments for engineering and product development activities. Our ability to meet these cash requirements may be negatively impacted by the ongoing COVID-19 pandemic. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic could have a material impact on our business, financial condition and results of operations. For a further discussion of the impact of the COVID-19 pandemic on our liquidity, refer to the “Liquidity and Capital Resources” section in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As the COVID-19 pandemic continues, it may also heighten many of the other risks described in Item 1A. Risk Factors in our 2019 Form 10-K. In particular, see the risk factors regarding global automobile sales volumes, scale and footprint of our operations, disruptions at our manufacturing facilities, disruptions in our suppliers’ operations, and reliance on GM Financial.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended September 30, 2020:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
July 1, 2020 through July 31, 2020	20,537	$26.18	—	$3.3 billion
August 1, 2020 through August 31, 2020	—	$—	—	$3.3 billion
September 1, 2020 through September 30, 2020	—	$—	—	$3.3 billion
Total	20,537	$26.18	—
_______
(a)Shares purchased consist of shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs, PSUs and Restricted Stock Awards relating to compensation plans. Refer to our 2019 Form 10-K for additional details on employee stock incentive plans.
(b)In January 2017, we announced that our Board of Directors had authorized the purchase of up to $5.0 billion of our common stock with no expiration date. In April 2020, we agreed not to execute any share repurchases until we no longer have outstanding borrowings under the revolving credit facilities, except for the three-year, $2.0 billion transformation facility.

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
Incorporated by Reference
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	November 5, 2020