Form 10-Q
period 2021-03-31
General Motors Co
filed 2021-05-05
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 19, 2021 there were 1,450,670,870 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net sales and revenue
Automotive	$29,067	$29,150
GM Financial	3,407	3,559
Total net sales and revenue (Note 2)	32,474	32,709
Costs and expenses
Automotive and other cost of sales	25,115	26,726
GM Financial interest, operating and other expenses	2,279	3,356
Automotive and other selling, general and administrative expense	1,803	1,970
Total costs and expenses	29,197	32,052
Operating income	3,277	657
Automotive interest expense	250	193
Interest income and other non-operating income, net	799	311
Equity income (loss) (Note 7)	365	(132)
Income before income taxes	4,191	643
Income tax expense (Note 14)	1,177	357
Net income	3,014	286
Net loss attributable to noncontrolling interests	8	8
Net income attributable to stockholders	$3,022	$294

Net income attributable to common stockholders	$2,976	$247

Earnings per share (Note 17)
Basic earnings per common share	$2.06	$0.17
Weighted-average common shares outstanding – basic	1,447	1,433

Diluted earnings per common share	$2.03	$0.17
Weighted-average common shares outstanding – diluted	1,464	1,440

Dividends declared per common share	$—	$0.38

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income	$3,014	$286
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	(5)	(973)
Defined benefit plans	160	317
Other comprehensive income (loss), net of tax	155	(656)
Comprehensive income (loss)	3,169	(370)
Comprehensive loss attributable to noncontrolling interests	15	20
Comprehensive income (loss) attributable to stockholders	$3,184	$(350)

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$21,609	$19,992
Marketable debt securities (Note 3)	7,771	9,046
Accounts and notes receivable, net	9,126	8,035
GM Financial receivables, net (Note 4; Note 8 at VIEs)	24,583	26,209
Inventories (Note 5)	12,066	10,235
Other current assets (Note 3; Note 8 at VIEs)	6,936	7,407
Total current assets	82,091	80,924
Non-current Assets
GM Financial receivables, net (Note 4; Note 8 at VIEs)	33,689	31,783
Equity in net assets of nonconsolidated affiliates (Note 7)	8,979	8,406
Property, net	37,797	37,632
Goodwill and intangible assets, net	5,185	5,230
Equipment on operating leases, net (Note 6; Note 8 at VIEs)	40,343	39,819
Deferred income taxes	23,090	24,136
Other assets (Note 3; Note 8 at VIEs)	7,237	7,264
Total non-current assets	156,320	154,270
Total Assets	$238,411	$235,194

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$20,446	$19,928
Short-term debt and current portion of long-term debt (Note 9)
Automotive	1,146	1,276
GM Financial (Note 8 at VIEs)	33,922	35,637
Accrued liabilities (Note 11)	20,809	23,069
Total current liabilities	76,323	79,910
Non-current Liabilities
Long-term debt (Note 9)
Automotive	16,406	16,193
GM Financial (Note 8 at VIEs)	59,773	56,788
Postretirement benefits other than pensions (Note 12)	6,236	6,277
Pensions (Note 12)	12,064	12,902
Other liabilities (Note 11)	13,166	13,447
Total non-current liabilities	107,645	105,607
Total Liabilities	183,968	185,517
Commitments and contingencies (Note 13)
Equity (Note 16)
Common stock, $0.01 par value	14	14
Additional paid-in capital	26,667	26,542
Retained earnings	34,988	31,962
Accumulated other comprehensive loss	(13,326)	(13,488)
Total stockholders’ equity	48,343	45,030
Noncontrolling interests	6,100	4,647
Total Equity	54,443	49,677
Total Liabilities and Equity	$238,411	$235,194

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net income	$3,014	$286
Depreciation and impairment of Equipment on operating leases, net	1,653	1,806
Depreciation, amortization and impairment charges on Property, net	1,362	1,502
Foreign currency remeasurement and transaction (gains)	(73)	(116)
Undistributed earnings of nonconsolidated affiliates, net	(349)	132
Pension contributions and OPEB payments	(222)	(213)
Pension and OPEB income, net	(397)	(263)
Provision for deferred taxes	1,085	188
Change in other operating assets and liabilities	(4,807)	(1,761)
Net cash provided by operating activities	1,266	1,561
Cash flows from investing activities
Expenditures for property	(878)	(1,224)
Available-for-sale marketable securities, acquisitions	(2,366)	(4,091)
Available-for-sale marketable securities, liquidations	3,632	1,113
Purchases of finance receivables, net	(8,173)	(6,374)
Principal collections and recoveries on finance receivables	6,085	4,739
Purchases of leased vehicles, net	(6,113)	(3,733)
Proceeds from termination of leased vehicles	4,919	3,088
Other investing activities	(90)	(88)
Net cash used in investing activities	(2,984)	(6,570)
Cash flows from financing activities
Net increase in short-term debt	1,543	13
Proceeds from issuance of debt (original maturities greater than three months)	13,350	35,863
Payments on debt (original maturities greater than three months)	(12,702)	(11,339)
Proceeds from issuance of subsidiary preferred stock (Note 16)	1,537	—
Dividends paid	(76)	(590)
Other financing activities	(35)	(267)
Net cash provided by financing activities	3,617	23,680
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(140)	(448)
Net increase in cash, cash equivalents and restricted cash	1,759	18,223
Cash, cash equivalents and restricted cash at beginning of period	23,117	22,943
Cash, cash equivalents and restricted cash at end of period	$24,876	$41,166

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$1,710	$1,262

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$14	$26,074	$26,860	$(11,156)	$4,165	$45,957
Adoption of accounting standards	—	—	(660)	—	—	(660)
Net income	—	—	294	—	(8)	286
Other comprehensive loss	—	—	—	(644)	(12)	(656)
Issuance of subsidiary preferred stock	—	—	—	—	26	26
Purchase of common stock	—	(57)	(33)	—	—	(90)
Stock based compensation	—	(3)	(7)	—	—	(10)
Cash dividends paid on common stock	—	—	(545)	—	—	(545)
Dividends to noncontrolling interests	—	—	—	—	(4)	(4)
Other	—	—	(24)	—	37	13
Balance at March 31, 2020	$14	$26,014	$25,885	$(11,800)	$4,204	$44,317

Balance at January 1, 2021	$14	$26,542	$31,962	$(13,488)	$4,647	$49,677
Net income	—	—	3,022	—	(8)	3,014
Other comprehensive income	—	—	—	162	(7)	155
Issuance of subsidiary preferred stock (Note 16)	—	—	—	—	1,537	1,537
Stock based compensation	—	132	—	—	—	132
Dividends to noncontrolling interests	—	—	—	—	(61)	(61)
Other	—	(7)	4	—	(8)	(11)
Balance at March 31, 2021	$14	$26,667	$34,988	$(13,326)	$6,100	$54,443

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells trucks, crossovers, cars and automobile parts worldwide and is investing in and growing an autonomous vehicle business. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our operations through the following segments: GM North America (GMNA), GM International (GMI), Cruise, and GM Financial. Cruise is our global segment responsible for the development and commercialization of autonomous vehicle technology. Nonsegment operations are classified as Corporate. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain nonsegment-specific revenues and expenses.

The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2020 Form 10-K. Except for per share amounts or as otherwise specified, amounts presented within tables are stated in millions.

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

GM Financial The amounts presented for GM Financial have been adjusted to reflect the impact on GM Financial's deferred tax positions and provision for income taxes resulting from the inclusion of GM Financial in our consolidated tax return and to eliminate the effect of transactions between GM Financial and the other members of the consolidated group. Accordingly, the amounts presented will differ from those presented by GM Financial on a stand-alone basis.

Note 2. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended March 31, 2021
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$24,920	$2,801	$—	$27,721	$—	$—	$—	$27,721
Used vehicles	228	13	—	241	—	—	—	241
Services and other	809	272	19	1,100	30	—	(25)	1,105
Automotive net sales and revenue	25,957	3,086	19	29,062	30	—	(25)	29,067
Leased vehicle income	—	—	—	—	—	2,321	—	2,321
Finance charge income	—	—	—	—	—	1,016	—	1,016
Other income	—	—	—	—	—	70	—	70
GM Financial net sales and revenue	—	—	—	—	—	3,407	—	3,407
Net sales and revenue	$25,957	$3,086	$19	$29,062	$30	$3,407	$(25)	$32,474

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended March 31, 2020
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$24,576	$2,998	$—	$27,574	$—	$—	$—	$27,574
Used vehicles	376	25	2	403	—	—	—	403
Services and other	879	257	36	1,172	25	—	(24)	1,173
Automotive net sales and revenue	25,831	3,280	38	29,149	25	—	(24)	29,150
Leased vehicle income	—	—	—	—	—	2,463	—	2,463
Finance charge income	—	—	—	—	—	1,006	(1)	1,005
Other income	—	—	—	—	—	92	(1)	91
GM Financial net sales and revenue	—	—	—	—	—	3,561	(2)	3,559
Net sales and revenue	$25,831	$3,280	$38	$29,149	$25	$3,561	$(26)	$32,709

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales increased revenue by an insignificant amount in the three months ended March 31, 2021 and 2020.
Contract liabilities in our Automotive segments primarily consist of maintenance, extended warranty and other service contracts of $2.4 billion at March 31, 2021 and December 31, 2020, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $395 million and $386 million related to contract liabilities in the three months ended March 31, 2021 and 2020. We expect to recognize revenue of $969 million in the nine months ending December 31, 2021 and $598 million, $382 million and $499 million in the years ending December 31, 2022, 2023 and thereafter related to contract liabilities at March 31, 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 3. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	March 31, 2021	December 31, 2020
Cash and cash equivalents
Cash and time deposits		$7,294	$8,010
Available-for-sale debt securities
U.S. government and agencies	2	631	1,370
Corporate debt	2	5,516	3,476
Sovereign debt	2	3,055	2,051
Total available-for-sale debt securities – cash equivalents		9,202	6,897
Money market funds	1	5,113	5,085
Total cash and cash equivalents(a)		$21,609	$19,992
Marketable debt securities
U.S. government and agencies	2	$927	$1,771
Corporate debt	2	3,099	3,630
Mortgage and asset-backed	2	594	632
Sovereign debt	2	3,151	3,013
Total available-for-sale debt securities – marketable securities(b)		$7,771	$9,046
Restricted cash
Cash and cash equivalents		$405	$269
Money market funds	1	2,862	2,856
Total restricted cash		$3,267	$3,125

Available-for-sale debt securities included above with contractual maturities(c)
Due in one year or less		$13,568
Due between one and five years		2,789
Total available-for-sale debt securities with contractual maturities		$16,357
__________
(a)Includes $2.2 billion and $761 million in Cruise at March 31, 2021 and December 31, 2020.
(b)Includes $1.9 billion and $943 million in Cruise at March 31, 2021 and December 31, 2020.
(c)Excludes mortgage- and asset-backed securities of $594 million at March 31, 2021 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $504 million and $366 million in the three months ended March 31, 2021 and 2020. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three months ended March 31, 2021 and 2020. Cumulative unrealized gains and losses on available-for-sale debt securities were insignificant at March 31, 2021 and December 31, 2020.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

March 31, 2021
Cash and cash equivalents	$21,609
Restricted cash included in Other current assets	2,702
Restricted cash included in Other assets	565
Total	$24,876

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. GM Financial Receivables and Transactions

	March 31, 2021			December 31, 2020
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables, net of fees	$53,397	$6,710	$60,107	$51,288	$8,682	$59,970
Less: allowance for loan losses	(1,784)	(51)	(1,835)	(1,915)	(63)	(1,978)
GM Financial receivables, net	$51,613	$6,659	$58,272	$49,373	$8,619	$57,992

Fair value of GM Financial receivables utilizing Level 2 inputs			$6,659			$8,619
Fair value of GM Financial receivables utilizing Level 3 inputs			$53,524			$51,645
__________
(a)Net of dealer cash management balances of $1.5 billion and $1.4 billion at March 31, 2021 and December 31, 2020. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended
	March 31, 2021	March 31, 2020
Allowance for loan losses at beginning of period	$1,978	$944
Impact of adoption ASU 2016-13	—	801
Provision for loan losses	(26)	466
Charge-offs	(253)	(340)
Recoveries	150	156
Effect of foreign currency	(14)	(61)
Allowance for loan losses at end of period	$1,835	$1,966

The allowance for loan losses decreased by $131 million as of March 31, 2021 compared to March 31, 2020, primarily due to a reduction in the reserve levels established at March 31, 2020 at the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecast; and favorable expectations for future charge-offs and recoveries, reflecting improved forecast economic conditions.

Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at March 31, 2021 and December 31, 2020:

	Year of Origination						March 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
Prime – FICO score 680 and greater	$5,554	$17,004	$6,171	$3,841	$1,565	$478	$34,613	64.8%
Near-prime – FICO score 620 to 679	1,167	3,377	1,870	1,062	509	231	8,216	15.4%
Sub-prime – FICO score less than 620	1,227	3,516	2,611	1,517	994	703	10,568	19.8%
Retail finance receivables, net of fees	$7,948	$23,897	$10,652	$6,420	$3,068	$1,412	$53,397	100.0%

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
Prime – FICO score 680 and greater	$18,685	$7,033	$4,491	$1,917	$555	$119	$32,800	64.0%
Near-prime – FICO score 620 to 679	3,695	2,097	1,232	603	225	83	7,935	15.4%
Sub-prime – FICO score less than 620	3,803	2,920	1,740	1,173	610	307	10,553	20.6%
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $538 million and $714 million at March 31, 2021 and December 31, 2020. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at March 31, 2021 and December 31, 2020, as well as summary totals for March 31, 2020:

	Year of Origination						March 31, 2021		March 31, 2020
	2021	2020	2019	2018	2017	Prior	Total	Percent	Total	Percent
0-to-30 days	$7,934	$23,640	$10,363	$6,218	$2,927	$1,285	$52,367	98.1%	$40,856	96.2%
31-to-60 days	13	179	204	148	104	93	741	1.4%	1,157	2.7%
Greater-than-60 days	1	68	75	48	34	31	257	0.5%	441	1.1%
Finance receivables more than 30 days delinquent	14	247	279	196	138	124	998	1.9%	1,598	3.8%
In repossession	—	10	10	6	3	3	32	—%	20	—%
Finance receivables more than 30 days delinquent or in repossession	14	257	289	202	141	127	1,030	1.9%	1,618	3.8%
Retail finance receivables, net of fees	$7,948	$23,897	$10,652	$6,420	$3,068	$1,412	$53,397	100.0%	$42,474	100.0%

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
0-to-30 days	$25,894	$11,591	$7,131	$3,454	$1,249	$421	$49,740	97.0%
31-to-60 days	210	325	235	170	102	61	1,103	2.1%
Greater-than-60 days	72	123	90	64	37	26	412	0.8%
Finance receivables more than 30 days delinquent	282	448	325	234	139	87	1,515	2.9%
In repossession	7	11	7	5	2	1	33	0.1%
Finance receivables more than 30 days delinquent or in repossession	289	459	332	239	141	88	1,548	3.0%
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%

The outstanding amortized cost of retail finance receivables that are considered troubled debt restructurings was $2.1 billion at March 31, 2021, including $214 million in nonaccrual loans.

Commercial Finance Receivables GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. GM Financial performs periodic credit reviews of each dealership and adjusts the dealership's risk rating, if necessary. There were no commercial finance receivables on nonaccrual status at March 31, 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial's commercial risk model and risk rating categories are as follows:

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
Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at March 31, 2021 and December 31, 2020:

	Year of Origination(a)							March 31, 2021
	Revolving	2021	2020	2019	2018	2017	Prior	Total	Percent
I	$5,206	$106	$473	$134	$53	$91	$50	$6,113	91.1%
II	346	2	2	17	1	3	10	381	5.7%
III	149	9	4	8	28	2	15	215	3.2%
IV	1	—	—	—	—	—	—	1	—%
Commercial finance receivables, net of fees	$5,702	$117	$479	$159	$82	$96	$75	$6,710	100.0%
__________
(a)Floorplan advances comprise 94% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2020
	Revolving	2020	2019	2018	2017	2016	Prior	Total	Percent
I	$6,968	$510	$159	$63	$95	$43	$19	$7,857	90.5%
II	491	2	18	2	3	18	34	568	6.5%
III	203	—	8	29	2	11	—	253	2.9%
IV	—	—	—	—	—	—	4	4	0.1%
Commercial finance receivables, net of fees	$7,662	$512	$185	$94	$100	$72	$57	$8,682	100.0%
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

	March 31, 2021	December 31, 2020
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$313	$398
Subvention receivable(b)	$668	$642
Commercial loan funding payable	$61	$23

	Three Months Ended
	March 31, 2021	March 31, 2020
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$188	$156
Leased vehicle subvention earned	$721	$805
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive segments made cash payments to GM Financial for subvention of $1.0 billion and $1.1 billion in the three months ended March 31, 2021 and 2020.

GM Financial's Board of Directors declared and paid dividends of $600 million and $400 million on its common stock in the three months ended March 31, 2021 and 2020.

Note 5. Inventories

	March 31, 2021	December 31, 2020
Total productive material, supplies and work in process	$6,927	$5,117
Finished product, including service parts	5,139	5,118
Total inventories	$12,066	$10,235
Inventories at March 31, 2021 increased primarily due to certain vehicles being manufactured without final components as a result of the global semiconductor supply shortage.

Note 6. Equipment on Operating Leases
Equipment on operating leases consists of leases to retail customers of GM Financial.

	March 31, 2021	December 31, 2020
Equipment on operating leases	$50,286	$50,000
Less: accumulated depreciation	(9,943)	(10,181)
Equipment on operating leases, net	$40,343	$39,819
The estimated residual value of our leased assets at the end of the lease term was $29.8 billion and $29.2 billion at March 31, 2021 and December 31, 2020.

Depreciation expense related to Equipment on operating leases, net was $1.7 billion and $1.8 billion in the three months ended March 31, 2021 and 2020.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Lease receipts under operating leases	$4,824	$4,420	$2,049	$254	$7	$—	$11,554

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 7. Equity in Net Assets of Nonconsolidated Affiliates
Nonconsolidated affiliates are entities in which we maintain an equity ownership interest and for which we use the equity method of accounting due to our ability to exert significant influence over decisions relating to their operating and financial affairs. Revenue and expenses of our joint ventures are not consolidated into our financial statements; rather, our proportionate share of the earnings of each joint venture is reflected as Equity income (loss).

	Three Months Ended
	March 31, 2021	March 31, 2020
Automotive China equity income (loss)	$308	$(167)
Other joint ventures equity income	57	35
Total Equity income (loss)	$365	$(132)
There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2020.

	Three Months Ended
	March 31, 2021	March 31, 2020
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$9,875	$4,321
Automotive China JVs' net income (loss)	$586	$(348)
Dividends declared but not paid from our nonconsolidated affiliates were insignificant at March 31, 2021 and December 31, 2020. Dividends received from our nonconsolidated affiliates were insignificant in the three months ended March 31, 2021 and 2020. Undistributed earnings from our nonconsolidated affiliates were $1.9 billion and $1.6 billion at March 31, 2021 and December 31, 2020.
Note 8. Variable Interest Entities
Consolidated VIEs
Automotive Financing- GM Financial
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

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	March 31, 2021	December 31, 2020
Restricted cash – current	$2,488	$2,190
Restricted cash – non-current	$476	$449
GM Financial receivables, net of fees – current	$14,840	$17,211
GM Financial receivables, net of fees – non-current	$14,485	$15,107
GM Financial equipment on operating leases, net	$17,461	$16,322
GM Financial short-term debt and current portion of long-term debt	$18,228	$20,450
GM Financial long-term debt	$21,381	$18,974

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

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs principally include automotive related operating entities to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support and other off-balance sheet arrangements. The carrying amounts of assets and liabilities related to our nonconsolidated VIEs were insignificant at March 31, 2021 and December 31, 2020. Our maximum exposure to loss as a result of our involvement with these VIEs was $1.2 billion, inclusive of $676 million and $776 million in committed capital contributions to Ultium Cells LLC at March 31, 2021 and December 31, 2020. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

Note 9. Debt

Automotive The following table presents debt in our automotive operations:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$302	$321	$303	$332
Unsecured debt	16,968	20,270	16,929	20,988
Finance lease liabilities	282	299	237	256
Total automotive debt(a)	$17,552	$20,890	$17,469	$21,576

Fair value utilizing Level 1 inputs		$19,112		$19,826
Fair value utilizing Level 2 inputs		$1,778		$1,750

Available under credit facility agreements(b)		$18,210		$18,222
Weighted-average interest rate on outstanding short-term debt(c)		3.9%		3.8%
Weighted-average interest rate on outstanding long-term debt(c)		5.6%		5.6%
__________
(a)Includes net discount and debt issuance costs of $529 million and $540 million at March 31, 2021 and December 31, 2020.
(b)Excludes our 364-day, $2.0 billion facility allocated for exclusive use by GM Financial.
(c)Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

Unsecured debt primarily consists of senior notes. In April 2021, we increased the total borrowing capacity of our five-year, $10.5 billion facility to $11.2 billion and extended the termination date for a $9.9 billion portion of the five-year facility by three years, now set to mature on April 18, 2026. The termination date of April 18, 2023 for the remaining portion of the five-year facility remains unchanged. We also renewed and increased the total borrowing capacity of our three-year, $4.0 billion facility to $4.3 billion, which now matures on April 7, 2024, and renewed our 364-day, $2.0 billion facility allocated for exclusive use by GM Financial, which now matures on April 6, 2022. We also terminated our 364-day, $2.0 billion revolving credit facility, entered into in May 2020. Additionally, the prior restrictions on share repurchases and dividends on our common shares were removed upon entrance into the renewed three-year, $4.3 billion facility.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial The following table presents debt of GM Financial:

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$39,965	$40,292	$39,982	$40,380
Unsecured debt	53,730	55,621	52,443	54,568
Total GM Financial debt	$93,695	$95,913	$92,425	$94,948

Fair value utilizing Level 2 inputs		$94,210		$92,922
Fair value utilizing Level 3 inputs		$1,703		$2,026

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 to our condensed consolidated financial statements for additional information on GM Financial's involvement with VIEs. In the three months ended March 31, 2021, GM Financial renewed revolving credit facilities with total borrowing capacity of $6.0 billion and issued $8.2 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 0.82% and maturity dates ranging from 2022 to 2028.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the three months ended March 31, 2021, GM Financial issued $3.8 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 1.44% and maturity dates ranging from 2025 to 2031.

In April 2021, GM Financial issued $2.3 billion in senior notes with a weighted average interest rate of 1.60% and maturity dates ranging from 2024 to 2028.

Note 10. Derivative Financial Instruments
Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	March 31, 2021	December 31, 2020
Derivatives not designated as hedges(a)
Foreign currency	2	$1,963	$2,195
Commodity	2	631	341
Stellantis warrants, formerly known as PSA warrants(b)	2	47	49
Total derivative financial instruments		$2,641	$2,585
__________
(a)The fair value of these derivative instruments at March 31, 2021 and December 31, 2020 and the gains/losses included in our condensed consolidated income statements for the three months ended March 31, 2021 and 2020 were insignificant, unless otherwise noted.
(b)As a result of the merger of Peugeot, S.A. (PSA Group) and Fiat Chrysler Automobiles N.V. on January 16, 2021, our 39.7 million warrants in Stellantis N.V. (Stellantis) will convert into 69.2 million common shares of Stellantis upon exercise. These warrants will continue to be governed by the same terms and conditions that were applicable prior to the merger. The fair value of these warrants, located in Other assets, was $1.3 billion and $1.1 billion at March 31, 2021 and December 31, 2020. We recorded a gain of $210 million and loss of $417 million in Interest income and other non-operating income, net in the three months ended March 31, 2021 and 2020.

We estimate the fair value of the Stellantis warrants using a Black-Scholes formula. The significant inputs to the model include the Stellantis stock price and the estimated dividend yield. We are entitled to receive any dividends declared by Stellantis through the conversion date upon exercise of the warrants.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	March 31, 2021			December 31, 2020
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps	2	$14,309	$251	$171	$10,064	$463	$13
Foreign currency swaps	2	1,881	81	37	1,958	128	9
Cash flow hedges
Interest rate swaps	2	878	2	18	921	—	27
Foreign currency swaps	2	6,343	201	98	5,626	278	47
Derivatives not designated as hedges(a)
Interest rate contracts	2	110,961	839	453	110,997	954	576
Total derivative financial instruments(b)		$134,372	$1,374	$777	$129,566	$1,823	$672
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three months ended March 31, 2021 and 2020 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)GM Financial held $450 million and $728 million of collateral from counterparties available for netting against GM Financial's asset positions, and posted an insignificant amount of collateral to counterparties available for netting against GM Financial's liability positions at March 31, 2021 and December 31, 2020.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	March 31, 2021		December 31, 2020
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$4,365	$(54)	$4,858	$(69)
Long-term unsecured debt	19,266	(257)	18,457	(670)
GM Financial unsecured debt	$23,631	$(311)	$23,315	$(739)
__________
(a)Includes $201 million and $200 million of unamortized gains remaining on hedged items for which hedge accounting has been discontinued at March 31, 2021 and December 31, 2020.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 11. Accrued and Other Liabilities

	March 31, 2021	December 31, 2020
Accrued liabilities
Dealer and customer allowances, claims and discounts	$5,995	$7,300
Deferred revenue	3,104	3,132
Product warranty and related liabilities	3,113	3,048
Payrolls and employee benefits excluding postemployment benefits	1,091	1,864
Other	7,506	7,725
Total accrued liabilities	$20,809	$23,069

Other liabilities
Deferred revenue	$2,695	$2,715
Product warranty and related liabilities	4,964	5,193
Operating lease liabilities	945	969
Employee benefits excluding postemployment benefits	827	822
Postemployment benefits including facility idling reserves	738	739
Other	2,997	3,009
Total other liabilities	$13,166	$13,447

	Three Months Ended
	March 31, 2021	March 31, 2020
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$8,242	$7,798
Warranties issued and assumed in period – recall campaigns	120	117
Warranties issued and assumed in period – product warranty	443	498
Payments	(733)	(881)
Adjustments to pre-existing warranties	11	(19)
Effect of foreign currency and other	(6)	(115)
Warranty balance at end of period	$8,077	$7,398

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at March 31, 2021. Refer to Note 13 to our condensed consolidated financial statements for more details on Takata Corporation (Takata) matters.

Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$65	$38	$4	$62	$29	$5
Interest cost	269	59	31	429	91	43
Expected return on plan assets	(795)	(152)	—	(816)	(170)	—
Amortization of prior service cost (credit)	(1)	1	(2)	(1)	2	(2)
Amortization of net actuarial losses	7	54	25	4	42	19
Net periodic pension and OPEB (income) expense	$(455)	$—	$58	$(322)	$(6)	$65

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income of $483 million and $338 million in the three months ended March 31, 2021 and 2020 are presented in Interest income and other non-operating income, net.

Note 13. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At March 31, 2021 and December 31, 2020, we had accruals of $1.1 billion and $1.2 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly, adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

GM Korea Wage Litigation GM Korea Company (GM Korea) is party to litigation with current and former salaried employees over whether to include fixed bonuses in the calculation of Ordinary Wages due under Korean regulations. In 2017, the Seoul High Court (an intermediate-level appellate court) held that certain workers are not barred from filing retroactive wage claims. GM Korea appealed this ruling to the Supreme Court of the Republic of Korea (Korean Supreme Court). The Korean Supreme Court has not yet rendered a decision. We estimate our reasonably possible loss in excess of amounts accrued to be approximately $180 million at March 31, 2021. Both the scope of claims asserted and GM Korea's assessment of any or all of the individual claim elements may change if new information becomes available or the legal or regulatory frameworks change.

GM Korea is also party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 and September 2020, the Korean labor authorities issued adverse administrative orders finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed the May 2018 and September 2020 orders. In June 2020, the Seoul High Court ruled against GM Korea in one of the subcontract worker claims. GM Korea has appealed this decision to the Korean Supreme Court. At March 31, 2021, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $250 million. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $120 million at March 31, 2021. We are currently unable to estimate any possible loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

GM Brazil Indirect Tax Claim In 2019, the Superior Court of Brazil rendered favorable decisions on three cases brought by GM Brazil that granted the Company the right to recover certain taxes collected by the government. As a result, GM Brazil recorded pre-tax recoveries of $1.4 billion in the year ended December 31, 2019 and we are currently realizing the recoveries as we have federal tax liabilities eligible for offset. A Motion of Clarification has been filed by the Brazilian IRS with the Brazilian Supreme Court and it is scheduled for decision in May 2021. We expect third parties will file claims asserting challenges, including entitlements, to some or all of the tax recoveries awarded and recognized by GM, and GM intends to defend against any such claims if they are filed.

Other Litigation-Related Liability and Tax Administrative Matters Various other legal actions, including class actions, governmental investigations, claims and proceedings are pending against us or our related companies or joint ventures, including matters arising out of alleged product defects; employment-related matters; product and workplace safety, vehicle emissions and fuel economy regulations; product warranties; financial services; dealer, supplier and other contractual relationships; government regulations relating to competition issues; tax-related matters not subject to the provision of Accounting Standards Codification 740, "Income Taxes" (indirect tax-related matters); product design, manufacture and performance; consumer protection laws; and environmental protection laws, including laws regulating air emissions, water discharges, waste management and environmental remediation from stationary sources.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2021. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $800 million at March 31, 2021.

Takata Matters In November 2020, the National Highway Traffic Safety Administration (NHTSA) directed that we replace the airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and sport utility vehicles (SUVs), and we decided not to contest NHTSA's decision. While we have already begun the process of executing the recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the three months ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy, and we believe the currently accrued amount remains reasonable.

GM has recalled certain vehicles sold outside of the U.S. to replace Takata inflators in those vehicles. There are significant differences in vehicle and inflator design between the relevant vehicles sold internationally and those sold in the U.S. We continue to gather and analyze evidence about these inflators and to share our findings with regulators. Any additional recalls relating to these inflators could be material to our results of operations and cash flows.

There are several putative class actions that have been filed against GM, including in the federal courts in the U.S., in the Provincial Courts in Canada, and in Mexico and Israel, arising out of allegations that airbag inflators manufactured by Takata are defective. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of possible loss.

Opel/Vauxhall Sale In 2017 we sold the Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business) to PSA Group (now Stellantis as a result of the merger of PSA Group and Fiat Chrysler Automobiles N.V. on January 16, 2021) under a Master Agreement (the Agreement). We also sold the European financing subsidiaries and branches (the Fincos, and together with the Opel/Vauxhall Business, the European Business) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. Although the sale reduced our new vehicle presence in Europe, we may still be impacted by actions taken by regulators related to vehicles sold before the sale. Our wholly owned subsidiary (the Seller) agreed to indemnify Stellantis for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Agreement and for certain other liabilities, including certain emissions and product liabilities. The Company entered into a guarantee for the benefit of Stellantis and pursuant to which the Company agreed to guarantee the Seller's obligation to indemnify Stellantis. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments.

Product Liability We recorded liabilities of $588 million and $589 million in Accrued liabilities and Other liabilities at March 31, 2021 and December 31, 2020 for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. We believe that any judgment against us involving our products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2021 to 2026 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
insignificant. The maximum future undiscounted payments mainly based on vehicles sold to date were $3.2 billion and $3.1 billion for these guarantees at March 31, 2021 and December 31, 2020, the majority of which relates to the indemnification agreements.

We provide payment guarantees on commercial loans outstanding with third parties such as dealers. In some instances, certain assets of the party or our payables to the party whose debt or performance we have guaranteed may offset, to some degree, the amount of any potential future payments. We are also exposed to residual value guarantees associated with certain sales to rental car companies.

We periodically enter into agreements that incorporate indemnification provisions in the normal course of business. It is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. Insignificant amounts have been recorded for such obligations as the majority of them are not probable or estimable at this time and the fair value of the guarantees at issuance was insignificant. Refer to the Opel/Vauxhall Sale section of this note for additional information on our indemnification obligations to Stellantis under the Agreement.

Note 14. Income Taxes
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

In the three months ended March 31, 2021, Income tax expense of $1.2 billion was primarily due to tax expense attributable to entities included in our effective tax rate calculation and the establishment of a valuation allowance against Cruise deferred tax assets that are considered no longer realizable.

In the three months ended March 31, 2021, Cruise issued new preferred shares to investors. As a result of the issuance, Cruise fell below the ownership threshold required for inclusion in our U.S. consolidated income tax returns, and we established a valuation allowance of $316 million against deferred tax assets. Refer to Note 16 to our condensed consolidated financial statements for additional information regarding the Cruise preferred stock issuance. The effective tax rate is higher than the applicable statutory tax rate primarily due to tax expense related to the establishment of the valuation allowance.

In the three months ended March 31, 2020, Income tax expense of $357 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation and the establishment of a valuation allowance against deferred tax assets that were considered no longer realizable. The effective tax rate was higher than the applicable statutory tax rate primarily due to tax expense related to the establishment of the valuation allowance and losses for which a tax benefit cannot be realized.

At March 31, 2021, we had $22.4 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended
	March 31, 2021	March 31, 2020
Balance at beginning of period	$352	$564
Additions, interest accretion and other	3	219
Payments	(79)	(175)
Revisions to estimates and effect of foreign currency	(1)	(25)
Balance at end of period	$275	$583

In the three months ended March 31, 2020, restructuring and other initiatives primarily included actions in GMI related to the wind-down of Holden sales, design and engineering operations in Australia and New Zealand and the execution of binding term sheets to sell our vehicle and powertrain manufacturing facilities in Thailand. We recorded charges of $489 million in the three months ended March 31, 2020, primarily consisting of $270 million in asset impairments related to property, inventory provisions and intangibles and sales allowances and other charges, not reflected in the table above, and $219 million in dealer restructurings and employee separation charges, which are reflected in the table above. These programs, including the execution of a binding term sheet to sell our manufacturing facility in India, had a total cost since inception of $687 million. We also recorded a $236 million charge to Income tax expense due to the establishment of a valuation allowance against deferred tax assets that are considered no longer realizable in Australia and New Zealand in the three months ended March 31, 2020. We incurred insignificant cash outflows resulting from these restructuring actions in the three months ended March 31, 2021 and 2020, and $221 million in net cash outflows since program inception, primarily for dealer restructuring payments and employee separation payments, which includes proceeds of $143 million from the sale of our manufacturing facilities in Thailand.

Note 16. Stockholders' Equity and Noncontrolling Interests
We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding, 1.5 billion and 1.4 billion shares of common stock issued and 1.4 billion shares of common stock outstanding at March 31, 2021 and December 31, 2020.

Cruise Preferred Shares In the three months ended March 31, 2021, GM Cruise Holdings LLC (Cruise Holdings) issued $2.5 billion of Class G Preferred Shares (Cruise Class G Preferred Shares) to Microsoft Corporation (Microsoft) and certain other investors, including $1.0 billion to General Motors Holdings LLC. All proceeds related to the Cruise Class G Preferred Shares are designated exclusively for working capital and general corporate purposes of Cruise Holdings. In addition, we, Cruise Holdings and Microsoft entered into a long-term strategic relationship to accelerate the commercialization of self-driving vehicles with Microsoft being the preferred public cloud provider.

The Cruise Class G Preferred Shares participate pari passu with holders of Cruise Holdings common stock and Cruise Class F Preferred Shares in any dividends declared. Each Cruise Class G Preferred Share is entitled to one vote per Cruise Class G Preferred Share on all matters submitted for vote by or consent of the Cruise Holdings members. The holders of Cruise Class G Preferred Shares are restricted from transferring the Cruise Class G Preferred Shares for four years, without the written consent of both us and Cruise Holdings' Board of Directors. The Cruise Class G Preferred Shares convert into the class of shares to be issued to the public in an IPO at specified exchange ratios. No covenants or other events of default exist that can trigger redemption of the Cruise Class G Preferred Shares. The Cruise Class G Preferred Shares are entitled to receive the greater of their carrying value or a pro-rata share of any proceeds or distributions upon the occurrence of a merger, sale, liquidation or dissolution of Cruise Holdings, and are classified as noncontrolling interests in our condensed consolidated financial statements.

Consistent with the Cruise Class G Preferred Shares, the Class A-1 Preferred Shares issued to SoftBank in 2018 (Cruise Class A-1 Preferred Shares) and Cruise Class F Preferred Shares convert into the class of shares to be issued to the public in an IPO at specified exchange ratios. Beginning on June 28, 2025, SoftBank has the option to convert all of the Cruise Class A-1 Preferred Shares into our common stock at a conversion ratio that is indexed to the fair value of Cruise Holdings at the time of conversion. In the event SoftBank exercises such option, we have the option to settle the conversion feature with our common shares or cash, and in certain situations with nonredeemable, nonconvertible preferred shares. The Cruise Class A-1 Preferred Shares and Cruise Class F Preferred Shares are entitled to receive the greater of their carrying value or a pro-rata share of any proceeds or distributions upon the occurrence of a merger, sale, liquidation, or dissolution of Cruise Holdings.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended
	March 31, 2021	March 31, 2020
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,735)	$(2,277)
Other comprehensive (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)	(24)	(814)
Balance at end of period	$(2,759)	$(3,091)

Defined Benefit Plans
Balance at beginning of period	$(10,654)	$(8,857)
Other comprehensive income before reclassification adjustment, net of tax(b)	86	263
Reclassification adjustment, net of tax(b)	74	54
Other comprehensive income, net of tax(b)	160	317
Balance at end of period(c)	$(10,494)	$(8,540)
__________
(a)The noncontrolling interests and reclassification adjustment were insignificant in the three months ended March 31, 2021 and 2020.
(b)The income tax effect was insignificant in the three months ended March 31, 2021 and 2020.
(c)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2020 Form 10-K for additional information.

Note 17. Earnings Per Share

	Three Months Ended
	March 31, 2021	March 31, 2020
Basic earnings per share
Net income attributable to stockholders	$3,022	$294
Less: cumulative dividends on subsidiary preferred stock	(46)	(47)
Net income attributable to common stockholders	$2,976	$247

Weighted-average common shares outstanding	1,447	1,433

Basic earnings per common share	$2.06	$0.17
Diluted earnings per share
Net income attributable to common stockholders – diluted	$2,976	$247

Weighted-average common shares outstanding – basic	1,447	1,433
Dilutive effect of awards under stock incentive plans	17	7
Weighted-average common shares outstanding – diluted	1,464	1,440

Diluted earnings per common share	$2.03	$0.17
Potentially dilutive securities(a)	2	32
__________
(a)Potentially dilutive securities attributable to outstanding stock options at March 31, 2021 and 2020 and Restricted Stock Units (RSUs) at March 31, 2020, were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

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

Our automotive interest income and interest expense, legacy costs from the Opel/Vauxhall Business (primarily pension costs), corporate expenditures and certain nonsegment-specific revenues and expenses are recorded centrally in Corporate. Corporate assets primarily consist of cash and cash equivalents, marketable debt securities, Stellantis warrants and intercompany balances. Retained net underfunded pension liabilities related to the European Business are also recorded in Corporate. All intersegment balances and transactions have been eliminated in consolidation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following tables summarize key financial information by segment:

	At and For the Three Months Ended March 31, 2021
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$25,957	$3,086	$19		$29,062	$30	$3,407	$(25)	$32,474
Earnings (loss) before interest and taxes-adjusted	$3,134	$308	$30		$3,472	$(229)	$1,182	$(8)	$4,417
Adjustments	$—	$—	$—		$—	$—	$—	$—	—
Automotive interest income									32
Automotive interest expense									(250)
Net (loss) attributable to noncontrolling interests									(8)
Income before income taxes									4,191
Income tax expense									(1,177)
Net income									3,014
Net loss attributable to noncontrolling interests									8
Net income attributable to stockholders									$3,022

Equity in net assets of nonconsolidated affiliates	$355	$6,994	$—	$—	$7,349	$—	$1,630	$—	$8,979
Goodwill and intangibles	$2,320	$796	$—	$—	$3,116	$730	$1,339	$—	$5,185
Total assets	$113,926	$22,798	$36,271	$(53,147)	$119,848	$5,324	$114,597	$(1,358)	$238,411
Depreciation and amortization	$1,198	$132	$6	$—	$1,336	$11	$1,668	$—	$3,015
Impairment charges	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income	$4	$307	$—	$—	$311	$—	$54	$—	$365

	At and For the Three Months Ended March 31, 2020
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$25,831	$3,280	$38		$29,149	$25	$3,561	$(26)	$32,709
Earnings (loss) before interest and taxes-adjusted	$2,194	$(551)	$(411)		$1,232	$(228)	$230	$16	$1,250
Adjustments(a)	$—	$(489)	$—		$(489)	$—	$—	$—	(489)
Automotive interest income									83
Automotive interest expense									(193)
Net (loss) attributable to noncontrolling interests									(8)
Income before income taxes									643
Income tax expense									(357)
Net income									286
Net loss attributable to noncontrolling interests									8
Net income attributable to stockholders									$294

Equity in net assets of nonconsolidated affiliates	$93	$5,991	$—	$—	$6,084	$—	$1,437	$—	$7,521
Goodwill and intangibles	$2,432	$820	$1	$—	$3,253	$634	$1,338	$—	$5,225
Total assets	$109,159	$23,213	$45,965	$(49,766)	$128,571	$4,069	$115,381	$(1,397)	$246,624
Depreciation and amortization	$1,227	$166	$9	$—	$1,402	$8	$1,788	$—	$3,198
Impairment charges	$20	$90	$—	$—	$110	$—	$—	$—	$110
Equity income (loss)	$6	$(163)	$—	$—	$(157)	$—	$25	$—	$(132)
__________
(a)Consists of restructuring and other charges in Australia, New Zealand and Thailand.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, and the audited consolidated financial statements and notes thereto included in our 2020 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and Part 1, Item 1A. Risk Factors of our 2020 Form 10-K for a discussion of these risks and uncertainties. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions.

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

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted:

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,
	2021	2020	2020	2019	2020	2019	2020	2019
Net income (loss) attributable to stockholders	$3,022	$294	$2,846	$(194)	$4,045	$2,351	$(758)	$2,418
Income tax expense (benefit)	1,177	357	642	(163)	887	271	(112)	524
Automotive interest expense	250	193	275	200	327	206	303	195
Automotive interest income	(32)	(83)	(46)	(96)	(51)	(129)	(61)	(106)
Adjustments
GMI restructuring(a)	—	489	26	—	76	—	92	—
Cadillac dealer strategy(b)	—	—	99	—	—	—	—	—
Ignition switch recall and related legal matters(c)	—	—	(130)	—	—	—	—	—
Transformation activities(d)	—	—	—	194	—	390	—	361
GM Brazil indirect tax recoveries(e)	—	—	—	—	—	(123)	—	(380)
FAW-GM divestiture(f)	—	—	—	164	—	—	—	—
Total adjustments	—	489	(5)	358	76	267	92	(19)
EBIT (loss)-adjusted	$4,417	$1,250	$3,712	$105	$5,284	$2,966	$(536)	$3,012
_________
(a)These adjustments were excluded because of a strategic decision to rationalize our core operations by exiting or significantly reducing our presence in various international markets to focus resources on opportunities expected to deliver higher returns. These adjustments primarily consist of asset impairments, dealer restructurings, employee separation charges and sales allowances in Australia, New Zealand and Thailand in the three months ended March 31, 2020, employee separation charges in the three months ended December 31, 2020, supplier claims in the three months ended September 30, 2020 and inventory provisions in the three months ended June 30, 2020.
(b)This adjustment was excluded because it relates to strategic activities to transition certain Cadillac dealers from the network as part of Cadillac's electric vehicle strategy.
(c)This adjustment was excluded because of the unique events associated with the ignition switch recall, which included various investigations, inquiries and complaints from constituents.
(d)These adjustments were excluded because of a strategic decision to accelerate our transformation for the future to strengthen our core business, capitalize on the future of personal mobility and drive significant cost efficiencies. The adjustments primarily consist of accelerated depreciation and employee separation charges in the three months ended December 31, 2019, supplier-related charges and pension curtailment and other charges in the three months ended September 30, 2019 and supplier-related charges and accelerated depreciation in the three months ended June 30, 2019.
(e)These adjustments were excluded because of the unique events associated with decisions rendered by the Superior Judicial Court of Brazil resulting in retrospective recoveries of indirect taxes.
(f)This adjustment was excluded because we divested our joint venture FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM), as a result of a strategic decision by both shareholders, allowing us to focus our resources on opportunities expected to deliver higher returns.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended
	March 31, 2021		March 31, 2020
	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$2,976	$2.03	$247	$0.17
Adjustments(a)	—	—	489	0.34
Tax effect on adjustment(b)	—	—	(73)	(0.05)
Tax adjustment(c)	316	0.22	236	0.16
EPS-diluted-adjusted	$3,292	$2.25	$899	$0.62
________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within this section of MD&A for the details of each individual adjustment.
(b)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(c)These adjustments consist of tax expense related to the establishment of a valuation allowance against deferred tax assets that are considered no longer realizable for Cruise in the three months ended March 31, 2021 and for GM in Australia and New Zealand for the three months ended March 31, 2020. These adjustments were excluded because significant impacts of valuation allowances are not considered part of our core operations.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended
	March 31, 2021			March 31, 2020
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$4,191	$1,177	28.1%	$643	$357	55.5%
Adjustments(a)	—	—		489	73
Tax adjustment(b)		(316)			(236)
ETR-adjusted	$4,191	$861	20.5%	$1,132	$194	17.1%
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

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	March 31, 2021	March 31, 2020
Net income (loss) attributable to stockholders	$9.2	$4.9
Average equity(a)	$45.7	$43.6
ROE	20.0%	11.2%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income (loss) attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	March 31, 2021	March 31, 2020
EBIT (loss)-adjusted(a)	$12.9	$7.3
Average equity(b)	$45.7	$43.6
Add: Average automotive debt and interest liabilities (excluding finance leases)	24.7	18.8
Add: Average automotive net pension & OPEB liability	17.8	16.9
Less: Average automotive and other net income tax asset	(23.8)	(23.7)
ROIC-adjusted average net assets	$64.4	$55.6
ROIC-adjusted	20.0%	13.2%
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

The COVID-19 pandemic and government actions and measures taken to prevent its spread continue to affect our operations. Government-imposed restrictions on businesses, operations and travel and the related economic uncertainty have impacted demand for our vehicles in most of our global markets. The extent of COVID-19’s impact on our future operations, liquidity and the demand for our products will depend upon, among other things, the duration and severity of the outbreak or subsequent outbreaks, related government responses, such as required physical distancing or restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, the effectiveness of available vaccines and any potential supply disruptions, all of which are uncertain and difficult to predict in light of the rapidly evolving landscape. Refer to Part I, Item 1A. Risk Factors of our 2020 Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic.

The automotive industry and GM are currently experiencing a global semiconductor supply shortage. The supply shortage has impacted multiple suppliers that incorporate semiconductors into the parts they supply to us. We expect the semiconductor supply shortage will have a temporary impact on our business. We do not expect this shortage to impact our growth and electric vehicle initiatives. We will continue prioritizing our most popular and in-demand vehicles, including our highly profitable full-size trucks and full-size SUVs, and electric vehicles. Refer to Part I, Item 1A. Risk Factors of our 2020 Form 10-K for further discussion of these risks.

For the year ending December 31, 2021, we expect EPS-diluted of between $4.28 and $5.03, EPS-diluted-adjusted of between $4.50 and $5.25, Net income attributable to stockholders of between $6.8 billion and $7.6 billion and EBIT-adjusted at the high end of a $10.0 billion and $11.0 billion range. For the six months ending June 30, 2021, we expect Net income attributable to stockholders of approximately $3.5 billion and EBIT-adjusted of approximately $5.5 billion. We expect the six months ending December 31, 2021 to be slightly better than the six months ending June 30, 2021. Both the six months ending June 30, 2021 and year ending December 31, 2021 guidance are inclusive of the impact of the semiconductor supply shortage. We estimate the temporary semiconductor supply shortage to have a net EBIT-adjusted impact of approximately $1.5 billion to $2.0 billion in the year ending December 31, 2021. We do not consider the potential impact of future adjustments on our expected financial results.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles expected Net income attributable to stockholders under U.S. GAAP to expected EBIT-adjusted (dollars in billions):

	Six Months Ending June 30, 2021	Year Ending December 31, 2021
Net income attributable to stockholders	$ ~3.5	$ 6.8-7.6
Income tax expense	~1.5	2.2-2.4
Automotive interest expense, net	~0.5	1.0
EBIT-adjusted(a)	$ ~5.5	$ 10.0-11.0
________
(a)We do not consider the potential future impact of adjustments on our expected financial results.

The following table reconciles expected EPS-diluted under U.S. GAAP to expected EPS-diluted-adjusted:

Year Ending December 31, 2021
Diluted earnings per common share	$ 4.28-5.03
Adjustment - Cruise deferred income tax valuation allowance	0.22
EPS-diluted-adjusted(a)	$ 4.50-5.25
________
(a)We do not consider the potential future impact of adjustments on our expected financial results.

We also face continuing market, operating and regulatory challenges in several countries across the globe due to, among other factors, weak economic conditions, competitive pressures, our product portfolio offerings, heightened emissions standards, labor disruptions, foreign exchange volatility, rising material prices, evolving trade policy and political uncertainty. Refer to Part I, Item 1A. Risk Factors of our 2020 Form 10-K for a discussion of these challenges.

As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These actions could give rise to future asset impairments or other charges, which may have a material impact on our operating results.

GMNA Industry sales in North America were 4.7 million units in the three months ended March 31, 2021, representing an increase of 9.5% compared to the corresponding period in 2020. U.S. industry sales were 4.0 million units in the three months ended March 31, 2021, representing an increase of 10.9% compared to the corresponding period in 2020.

Our total vehicle sales in the U.S., our largest market in North America, were 0.6 million units for market share of 16.2% in the three months ended March 31, 2021, representing a decrease of 1.1 percentage points compared to the corresponding period in 2020. We continue to lead the U.S. industry in market share.

We expect to sustain relatively strong EBIT-adjusted margins in 2021 on the continued strength of favorable vehicle pricing and strong U.S. industry light vehicle sales, partially offset by higher costs associated with commodities and raw materials. Our outlook is dependent on the economic impact of the COVID-19 pandemic and the global shortage of semiconductors, both of which continue to evolve. As a result of the shortage of semiconductors, we have experienced interruptions to our planned production schedules and temporarily suspended certain manufacturing sites to prioritize production of our most popular and in-demand products, including our highly profitable full-size trucks and full-size SUVs. Additionally, we have been manufacturing vehicles, without the impacted components, representing an inventory carrying value of approximately $1.2 billion at March 31, 2021. We will hold these vehicles in our inventory until they are completed and sold to our dealers.

GMI Industry sales in China were 6.7 million units in the three months ended March 31, 2021, representing an increase of 68.8% compared to the corresponding period in 2020, which was adversely impacted by the COVID-19 pandemic. Our total vehicle sales in China were 0.8 million units for market share of 11.7% in the three months ended March 31, 2021, which was relatively flat compared to the corresponding period in 2020. The ongoing global semiconductor supply shortage, macro-economic impact of COVID-19 and geopolitical tensions may place pressure on China's automotive industry. Our Automotive China JVs generated equity income of $0.3 billion in the three months ended March 31, 2021. Although price competition, higher costs associated with commodities and raw materials and a more challenging regulatory environment related to emissions, fuel consumption and new energy vehicles will place pressure on our operations in China, we will continue to build on our strong brands, network, and partnerships in China as well as drive improvements in vehicle mix and cost.

Outside of China, industry sales were 5.9 million units in the three months ended March 31, 2021, representing an increase of 1.9% compared to the corresponding period in 2020. Our total vehicle sales outside of China were 0.2 million units for a market

GENERAL MOTORS COMPANY AND SUBSIDIARIES

share of 3.7% in the three months ended March 31, 2021, representing a decrease of 1.1 percentage points compared to the corresponding period in 2020.

Cruise We are actively testing our autonomous vehicles in the U.S. Gated by safety and regulation, we continue to make significant progress towards commercialization of a network of on-demand autonomous vehicles in the U.S.

In the three months ended March 31, 2021, Cruise Holdings issued Cruise Class G Preferred Shares in exchange for $2.5 billion from Microsoft and other investors, including $1.0 billion from General Motors Holdings LLC. All proceeds related to the Cruise Class G Preferred Shares are designated exclusively for working capital and general corporate purposes of Cruise Holdings. In addition, Cruise Holdings, General Motors Holdings LLC and Microsoft entered into a long-term strategic relationship to accelerate the commercialization of self-driving vehicles with Microsoft being the preferred public cloud provider. Refer to Note 16 to our condensed consolidated financial statements for further details.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the three months ended March 31, 2021, 29.5% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended
	March 31, 2021		March 31, 2020
GMNA	664	80.9%	775	80.3%
GMI	157	19.1%	191	19.7%
Total	821	100.0%	966	100.0%

Total vehicle sales data represents: (1) retail sales (i.e., sales to consumers who purchase new vehicles from dealers or distributors); (2) fleet sales (i.e., sales to large and small businesses, governments, and daily rental car companies); and (3) vehicles used by dealers in their businesses, including courtesy transportation vehicles. Total vehicle sales data includes all sales by joint ventures on a total vehicle basis, not based on our percentage ownership interest in the joint venture. Certain joint venture agreements in China allow for the contractual right to report vehicle sales of non-GM trademarked vehicles by those joint ventures, which are included in the total vehicle sales we report for China. While total vehicle sales data does not correlate directly to the revenue we recognize during a particular period, we believe it is indicative of the underlying demand for our vehicles. Total vehicle sales data represents management's good faith estimate based on sales reported by GM's dealers, distributors, and joint ventures, commercially available data sources such as registration and insurance data, and internal estimates and forecasts when other data is not available.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended
	March 31, 2021			March 31, 2020
	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	3,968	642	16.2%	3,579	618	17.3%
Other	724	104	14.4%	706	101	14.3%
Total North America	4,692	746	15.9%	4,285	719	16.8%
Asia/Pacific, Middle East and Africa
China(a)	6,661	780	11.7%	3,946	462	11.7%
Other	5,006	100	2.0%	4,909	143	2.9%
Total Asia/Pacific, Middle East and Africa	11,667	880	7.5%	8,855	605	6.8%
South America
Brazil	528	75	14.2%	558	95	17.0%
Other	355	43	12.1%	311	37	12.1%
Total South America	883	118	13.3%	869	132	15.2%
Total in GM markets	17,242	1,744	10.1%	14,009	1,456	10.4%
Total Europe	3,887	—	—%	3,712	—	—%
Total Worldwide(b)	21,129	1,744	8.3%	17,721	1,456	8.2%
United States
Cars	846	61	7.2%	891	72	8.1%
Trucks	1,048	307	29.3%	946	292	30.8%
Crossovers	2,074	274	13.2%	1,742	254	14.6%
Total United States	3,968	642	16.2%	3,579	618	17.3%
China(a)
SGMS		347			207
SGMW		433			255
Total China	6,661	780	11.7%	3,946	462	11.7%
__________
(a)Includes sales by the Automotive China JVs: SAIC General Motors Sales Co., Ltd. (SGMS) and SAIC GM Wuling Automobile Co., Ltd. (SGMW).
(b)Cuba, Iran, North Korea, Sudan and Syria are subject to broad economic sanctions. Accordingly, these countries are excluded from industry sales data and corresponding calculation of market share.

In the three months ended March 31, 2021, we estimate we were the market share leader in North America.

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
GMNA	133	199
GMI	60	79
Total fleet sales	193	278

Fleet sales as a percentage of total vehicle sales	11.1%	19.1%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Used vehicle prices increased approximately 11% for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to continued low new vehicle inventory compounded by the global semiconductor supply shortage impacting automotive production, and strong demand for new and used vehicles driven by economic recovery and government stimulus. In 2021, GM Financial expects used vehicle prices to increase by an amount in the low to mid single digits on a percentage basis, as compared to 2020 levels, primarily due to sustained low new vehicle inventory and continued strong demand. The increase in used vehicle prices resulted in gains on terminations of leased vehicles of $0.4 billion in GM Financial interest, operating and other expenses for the three months ended March 31, 2021, compared to gains of $0.1 billion in the corresponding period in 2020. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	March 31, 2021			December 31, 2020
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$16,632	965	65.9%	$16,334	964	65.5%
Trucks	7,838	279	19.1%	7,455	275	18.7%
SUVs	3,459	91	6.2%	3,435	92	6.3%
Cars	1,865	129	8.8%	1,949	140	9.5%
Total	$29,794	1,464	100.0%	$29,173	1,471	100.0%

GM Financial's penetration of our retail sales in the U.S. was 44% in the three months ended March 31, 2021 and 45% in the corresponding period in 2020. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America increased to 72% in the three months ended March 31, 2021 from 65% in the three months ended March 31, 2020. In the three months ended March 31, 2021, GM Financial's revenue consisted of leased vehicle income of 68%, retail finance charge income of 28% and commercial finance charge income of 2%.

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

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	March 31, 2021	March 31, 2020			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$25,957	$25,831	$126	0.5%	$(3.3)	$1.6	$1.7	$0.1
GMI	3,086	3,280	(194)	(5.9)%	$(0.5)	$0.2	$0.3	$(0.2)
Corporate	19	38	(19)	(50.0)%				$—
Automotive	29,062	29,149	(87)	(0.3)%	$(3.8)	$1.8	$2.0	$(0.1)
Cruise	30	25	5	20.0%				$—
GM Financial	3,407	3,561	(154)	(4.3)%				$(0.2)
Eliminations/reclassifications	(25)	(26)	1	3.8%		$—		$—
Total net sales and revenue	$32,474	$32,709	$(235)	(0.7)%	$(3.8)	$1.8	$2.0	$(0.3)

Refer to the regional sections of this MD&A for additional information on volume, mix and price.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	March 31, 2021	March 31, 2020			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$21,962	$22,553	$591	2.6%	$2.5	$(0.6)	$(1.3)	$—
GMI	2,897	3,883	986	25.4%	$0.4	$—	$0.3	$0.2
Corporate	29	107	78	72.9%			$—	$0.1
Cruise	227	183	(44)	(24.0)%			$—
Eliminations	—	—	—	—%		$—	$—
Total automotive and other cost of sales	$25,115	$26,726	$1,611	6.0%	$2.9	$(0.6)	$(1.0)	$0.3

In the three months ended March 31, 2021, increased Cost was primarily due to: (1) increased material and freight costs of $1.0 billion; and (2) increased engineering costs of $0.2 billion primarily related to accelerating our electric vehicle portfolio; partially offset by (3) charges of $0.4 billion in asset impairments and dealer restructuring charges in Australia, New Zealand, and Thailand in 2020. In the three months ended March 31, 2021, favorable Other was primarily due to the foreign currency effect resulting from the weakening of the Brazilian Real against the U.S. Dollar.

Refer to the regional sections of this MD&A for additional information on volume and mix.

Automotive and other selling, general and administrative expense

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2021	March 31, 2020		%
Automotive and other selling, general and administrative expense	$1,803	$1,970	$167	8.5%

In the three months ended March 31, 2021, Automotive and other selling, general and administrative expense decreased primarily due to several insignificant items.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2021	March 31, 2020		%
Interest income and other non-operating income, net	$799	$311	$488	n.m.
________
n.m. = not meaningful

Interest income and other non-operating, net increased primarily due to $0.2 billion in gains in the three months ended March 31, 2021 compared to $0.4 billion in losses in the three months ended March 31, 2020 related to Stellantis warrants.

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2021	March 31, 2020		%
Income tax expense	$1,177	$357	$(820)	n.m.
________
n.m. = not meaningful

In the three months ended March 31, 2021, Income tax expense increased primarily due to an increase in pre-tax income.

For the three months ended March 31, 2021, our ETR-adjusted was 20.5%. We expect our adjusted effective tax rate to be approximately 24% for the year ending December 31, 2021.

Refer to Note 14 to our condensed consolidated financial statements for additional information related to Income tax expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended		Favorable / (Unfavorable)	%	Variance Due To
	March 31, 2021	March 31, 2020			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$25,957	$25,831	$126	0.5%	$(3.3)	$1.6	$1.7		$0.1
EBIT-adjusted	$3,134	$2,194	$940	42.8%	$(0.9)	$1.0	$1.7	$(1.1)	$0.1
EBIT-adjusted margin	12.1%	8.5%	3.6%
	(Vehicles in thousands)
Wholesale vehicle sales	664	775	(111)	(14.3)%

GMNA Total Net Sales and Revenue In the three months ended March 31, 2021, Total net sales and revenue increased primarily due to: (1) favorable price primarily due to the launch of our new full-size SUVs and lower incentives due to decreased dealer inventory levels; and (2) favorable mix associated with decreased sales of passenger cars and crossover vehicles and improved mix associated with our full-size pickup trucks; partially offset by (3) decreased net wholesale volumes across most vehicle lines due to lost production volumes resulting from the shortage of semiconductors in 2021, partially offset by lost production as a result of COVID-19 related shutdowns in 2020.

GMNA EBIT-Adjusted In the three months ended March 31, 2021, EBIT-adjusted increased primarily due to: (1) favorable price; and (2) favorable mix; partially offset by (3) increased Cost due to increased material and freight cost of $1.0 billion and increased engineering cost primarily related to accelerating our electric vehicle portfolio of $0.2 billion; and (4) decreased net wholesale volumes.

GM International

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	March 31, 2021	March 31, 2020		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$3,086	$3,280	$(194)	(5.9)%	$(0.5)	$0.2	$0.3		$(0.2)
EBIT (loss)-adjusted	$308	$(551)	$859	n.m.	$—	$0.2	$0.3	$(0.1)	$0.5
EBIT (loss)-adjusted margin	10.0%	(16.8)%	26.8%
Equity income (loss) — Automotive China	$308	$(167)	$475	n.m.
EBIT (loss)-adjusted — excluding Equity income	$—	$(384)	$384	n.m.
	(Vehicles in thousands)
Wholesale vehicle sales	157	191	(34)	(17.8)%
__________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT (loss)-adjusted above.

GMI Total Net Sales and Revenue In the three months ended March 31, 2021, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes due to lost production volumes resulting from the shortage of semiconductors in 2021 and the wind-down of our vehicle sales operations in Australia, New Zealand and Thailand; and (2) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Brazilian Real and Argentinian Peso against the U.S. Dollar; partially offset by (3) favorable pricing across multiple vehicle lines in Brazil and Argentina; and (4) favorable mix in Brazil.

GMI EBIT (Loss)-Adjusted In the three months ended March 31, 2021, EBIT-adjusted increased primarily due to: (1) favorable pricing; (2) favorable mix primarily in Brazil and Asia/Pacific; and (3) favorable Other primarily due to increased equity income; partially offset by (4) unfavorable Cost primarily due to increased material costs, partially offset by decreased advertising expenses inclusive of savings related to the wind-down of our vehicle sales operations in Australia, New Zealand and Thailand.

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

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Wholesale vehicle sales, including vehicles exported to markets outside of China	675	341
Total net sales and revenue	$9,875	$4,321
Net income (loss)	$586	$(348)

Cruise

	Three Months Ended		Favorable / (Unfavorable)	%
	March 31, 2021	March 31, 2020
Total net sales and revenue(a)	$30	$25	$5	20.0%
EBIT (loss)-adjusted	$(229)	$(228)	$(1)	(0.4)%
__________
(a)Partially reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three months ended March 31, 2021 and 2020.

GM Financial

	Three Months Ended		Increase/ (Decrease)	%
	March 31, 2021	March 31, 2020
Total revenue	$3,407	$3,561	$(154)	(4.3)%
Provision for loan losses	$(26)	$466	$(492)	n.m.
EBT-adjusted	$1,182	$230	$952	n.m.
Average debt outstanding (dollars in billions)	$93.9	$88.8	$5.1	5.7%
Effective rate of interest paid	2.8%	3.8%	(1.0)%
__________
n.m. = not meaningful

GM Financial Revenue In the three months ended March 31, 2021, total revenue decreased primarily due to decreased leased vehicle income of $0.1 billion primarily due to a decrease in the leased vehicles portfolio, as terminations of leases exceeded purchases.

GM Financial EBT-Adjusted In the three months ended March 31, 2021, EBT-adjusted increased primarily due to: (1) decreased provision for loan losses of $0.5 billion primarily due to a reduction in the reserve levels established at March 31, 2020 at the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecast; and favorable expectations for future charge-offs and recoveries, reflecting improved forecast economic conditions; (2) decreased leased vehicle expenses net of leased vehicle income of $0.3 billion primarily due to increased lease termination gains, due to the increase in used vehicle prices for the three months ended March 31, 2021 compared to the same period in 2020; and (3) decreased interest expense of $0.2 billion due to a decrease in the effective rate of interest on debt.

Liquidity and Capital Resources We believe our current levels of cash, cash equivalents, marketable debt securities, available borrowing capacity under our revolving credit facilities and other liquidity actions currently available to us are sufficient to meet our liquidity requirements. We also maintain access to the capital markets and may issue debt or equity securities, which may provide an additional source of liquidity. We have substantial cash requirements going forward, which

GENERAL MOTORS COMPANY AND SUBSIDIARIES

we plan to fund through our total available liquidity, cash flows from operating activities and additional liquidity measures, if determined to be necessary.

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

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. Risk Factors of our 2020 Form 10-K, some of which are outside of our control.

We continue to monitor and evaluate opportunities to strengthen our competitive position over the long term while maintaining a strong investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations as well as the possibility of acquisitions, dispositions and investments with joint venture partners as well as strategic alliances that we believe would generate significant advantages and substantially strengthen our business.

Cash flows occur amongst our Automotive, Cruise and GM Financial operations that are eliminated when we consolidate our cash flows. Such eliminations include, among other things, collections by Automotive on wholesale accounts receivables financed by dealers through GM Financial, payments between Automotive and GM Financial for accounts receivables transferred by Automotive to GM Financial, loans to Automotive from GM Financial, dividends issued by GM Financial to Automotive, tax payments by GM Financial to Automotive and Automotive cash injections in Cruise. The presentation of Automotive liquidity, Cruise liquidity and GM Financial liquidity presented below includes the impact of cash transactions amongst the sectors that are ultimately eliminated in consolidation.

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable debt securities and funds available under credit facilities. The amount of available liquidity is subject to seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. We have not significantly changed the management of our liquidity, including our allocation of available liquidity, our portfolio composition and our investment guidelines since December 31, 2020. Refer to Part II, Item 7. MD&A of our 2020 Form 10-K.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $18.5 billion at March 31, 2021 and December 31, 2020. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use by GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.3 billion at March 31, 2021 and December 31, 2020.

In April 2021, we increased the total borrowing capacity of our five-year, $10.5 billion facility to $11.2 billion and extended the termination date for a $9.9 billion portion of the five-year facility by three years, now set to mature on April 18, 2026. The termination date of April 18, 2023 for the remaining portion of the five-year facility remains unchanged. We also renewed and increased the total borrowing capacity of our three-year, $4.0 billion facility to $4.3 billion, which now matures on April 7, 2024, and renewed our 364-day, $2.0 billion facility allocated for exclusive use by GM Financial, which now matures on April 6, 2022. We also terminated our 364-day, $2.0 billion revolving credit facility, entered into in May 2020. Additionally, the prior restrictions on share repurchases and dividends on our common shares were removed upon entrance into the renewed three-year, $4.3 billion facility.

If available capacity permits, GM Financial continues to have access to our automotive credit facilities, except for the three-year, $2.0 billion transformation facility and the 364-day, $2.0 billion facility that we terminated in April 2021. GM Financial did not have borrowings outstanding against any of these facilities at March 31, 2021 and December 31, 2020. We had intercompany loans from GM Financial of $0.3 billion and $0.4 billion at March 31, 2021 and December 31, 2020, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at March 31, 2021 and December 31, 2020. Refer to Note 4 to our condensed consolidated financial statements for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial's Board of Directors declared and paid dividends of $0.6 billion and $0.4 billion on its common stock in the three months ended March 31, 2021 and 2020. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio. In addition, we expect to continue to receive dividends from our Automotive China JVs on a normal cadence. In April 2021, our China JV nonconsolidated affiliates declared dividends of $0.6 billion to GM.

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of March 31, 2021 and determined we are in compliance and expect to remain in compliance in the future.

The following table summarizes our available liquidity (dollars in billions):

	March 31, 2021	December 31, 2020
Automotive cash and cash equivalents	$13.1	$14.2
Marketable debt securities	5.9	8.1
Automotive cash, cash equivalents and marketable debt securities	19.0	22.3
Cruise cash and cash equivalents(a)	2.2	0.8
Cruise marketable debt securities(a)	1.9	0.9
Available liquidity(b)	23.0	24.0
Available under credit facilities	18.2	18.2
Total available liquidity(b)	$41.2	$42.2
__________
(a)Amounts are designated exclusively for the use of Cruise.
(b)Amounts may not sum due to rounding.

The following table summarizes the changes in our Automotive available liquidity (excluding Cruise, dollars in billions):

Three Months Ended March 31, 2021
Operating cash flow	$(1.1)
GM investment in Cruise	(1.0)
Capital expenditures	(0.9)
Other non-operating	(0.3)
Total change in automotive available liquidity	$(3.3)

Automotive Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2021	March 31, 2020
Operating Activities
Net income	$2.7	$0.3	$2.4
Depreciation, amortization and impairment charges	1.3	1.5	(0.2)
Pension and OPEB activities	(0.6)	(0.5)	(0.1)
Working capital	(3.3)	(0.7)	(2.6)
Accrued and other liabilities and income taxes	(1.5)	(0.9)	(0.6)
Other	0.3	0.6	(0.3)
Net automotive cash provided by (used in) operating activities	$(1.1)	$0.3	$(1.4)

In the three months ended March 31, 2021, the decrease in Net automotive cash provided by (used in) operating activities was primarily due to: (1) unfavorable accounts receivable of $1.2 billion and inventory of $1.0 billion; partially offset by (2) lower sales incentive payments of $1.0 billion; and (3) higher dividends received from GM Financial of $0.2 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Change
	March 31, 2021	March 31, 2020
Investing Activities
Capital expenditures	$(0.9)	$(1.2)	$0.3
Acquisitions and liquidations of marketable securities, net(a)	2.2	(2.4)	4.6
GM investment in Cruise	(1.0)	—	(1.0)
Other	(0.1)	—	(0.1)
Net automotive cash provided by (used in) investing activities	$0.2	$(3.6)	$3.8
__________
(a)Amount includes $0.5 billion of proceeds from the sale of the vast majority of our Lyft, Inc. shares in the three months ended March 31, 2020.

In the three months ended March 31, 2021, cash provided by acquisitions and liquidations of marketable securities, net increased due to liquidations of securities to fund operating activities and investments, compared to net acquisitions of securities from revolver proceeds during the three months ended March 31, 2020.

	Three Months Ended		Change
	March 31, 2021	March 31, 2020
Financing Activities
Borrowings against credit facilities	$—	$15.9	$(15.9)
Net proceeds (payments) from short-term debt	(0.2)	0.3	(0.5)
Dividends paid and payments to purchase common stock	—	(0.6)	0.6
Other	0.2	(0.1)	0.3
Net automotive cash provided by financing activities	$—	$15.5	$(15.5)

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the three months ended March 31, 2021, net automotive cash used in operating activities under U.S. GAAP was $1.1 billion, capital expenditures were $0.9 billion, and adjustments for management actions were insignificant.

In the three months ended March 31, 2020, net automotive cash provided by operating activities under U.S. GAAP was $0.3 billion, capital expenditures were $1.2 billion, and adjustments for management actions were insignificant.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investor Service and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. In March 2021, Moody’s Investor Services affirmed our investment-grade credit ratings and raised our ratings outlook to stable. As of April 19, 2021, all other credit ratings remained unchanged since December 31, 2020.

Cruise Liquidity In the three months ended March 31, 2021, Cruise Holdings issued Cruise Class G Preferred Shares in exchange for $2.5 billion from Microsoft and certain other investors, including $1.0 billion from General Motors Holdings LLC. Refer to Note 16 to our condensed consolidated financial statements for additional information. When Cruise's autonomous vehicles are ready for commercial deployment, Softbank Vision Fund (AIV M2), L.P. is obligated to purchase additional Cruise convertible preferred shares for $1.35 billion.

The following table summarizes the changes in our Cruise available liquidity (dollars in billions):

Three Months Ended March 31, 2021
Operating cash flow	$(0.2)
Issuance of Cruise Preferred Shares	1.5
GM investment in Cruise	1.0
Total change in Cruise available liquidity	$2.3

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Cruise Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2021	March 31, 2020
Net cash used in operating activities	$(0.2)	$(0.2)	$—
Net cash used in investing activities	$(0.9)	$(0.6)	$(0.3)
Net cash provided by financing activities	$2.5	$—	$2.5

Automotive Financing – GM Financial Liquidity GM Financial's primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, net distributions from credit facilities, securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases and funding of finance receivables and leased vehicles, repayment or repurchases of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured credit facilities, interest costs, operating expenses, income taxes and dividend payments. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt between secured and unsecured debt. The following table summarizes GM Financial's available liquidity (dollars in billions):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$6.3	$5.1
Borrowing capacity on unpledged eligible assets	20.4	19.0
Borrowing capacity on committed unsecured lines of credit	0.5	0.5
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$29.2	$26.6

At March 31, 2021, GM Financial's available liquidity increased from December 31, 2020 due to an increase in cash and cash equivalents and available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt. GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at March 31, 2021 and December 31, 2020. Refer to the Automotive Liquidity section of this MD&A for additional details.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At March 31, 2021 secured, committed unsecured and uncommitted unsecured credit facilities totaled $26.2 billion, $0.5 billion and $1.3 billion with advances outstanding of $1.6 billion, an insignificant amount and $1.3 billion.

GM Financial Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2021	March 31, 2020
Net cash provided by operating activities	$1.5	$2.2	$(0.7)
Net cash used in investing activities	$(1.6)	$(2.7)	$1.1
Net cash provided by financing activities	$1.4	$7.8	$(6.4)

In the three months ended March 31, 2021, Net cash provided by operating activities decreased primarily due to: (1) a decrease in derivative collateral posting activities of $0.6 billion; and (2) a decrease in leased vehicle income of $0.1 billion; partially offset by (3) a decrease in interest paid of $0.1 billion.

In the three months ended March 31, 2021, Net cash used in investing activities decreased primarily due to: (1) increased collections and recoveries on finance receivables of $2.9 billion; (2) increased proceeds from terminated vehicles of $1.8 billion; partially offset by (3) an increase in purchases of leased vehicles of $2.3 billion; and (4) increased purchases of finance receivables of $1.3 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the three months ended March 31, 2021, Net cash provided by financing activities decreased primarily due to: (1) a decrease in borrowings of $4.9 billion; (2) an increase in debt repayments of $1.3 billion; and (3) an increase in dividend payments of $0.2 billion.

Critical Accounting Estimates The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A in our 2020 Form 10-K.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

and (24) any significant increase in our pension funding requirements. A further list and description of these risks, uncertainties and other factors can be found in our 2020 Form 10-K and our subsequent filings with the SEC.

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

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since December 31, 2020. For further discussion on market risk, refer to Part II, Item 7A. of our 2020 Form 10-K.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2021 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to the COVID-19 pandemic, we are monitoring our control environment with increased vigilance to ensure changes as a result of physical distancing are addressed and all increased risks are mitigated. For additional information refer to Part I, Item 1A. Risk Factors of our 2020 Form 10-K.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II
Item 1. Legal Proceedings

The discussion under "Litigation-Related Liability and Tax Administrative Matters" in Note 13 to our condensed consolidated financial statements is incorporated by reference into this Part II, Item 1.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2020 Form 10-K.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended March 31, 2021:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
January 1, 2021 through January 31, 2021	19,521	$46.16	—	$3.3 billion
February 1, 2021 through February 28, 2021	2,321,842	$53.60	—	$3.3 billion
March 1, 2021 through March 31, 2021	—	$—	—	$3.3 billion
Total	2,341,363	$53.54	—
_______
(a)Shares purchased consist of shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs and Performance Stock Units relating to compensation plans. Refer to our 2020 Form 10-K for additional details on employee stock incentive plans.
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
Incorporated by Reference
10.1*	Form of Performance Share Unit Award Agreement No.1 under the General Motors Company 2020 Long-Term Incentive Plan	Filed Herewith
10.2*	Form of Non-Qualified Stock Option Award Agreement under the General Motors Company 2020 Long-Term Incentive Plan	Filed Herewith
10.3	Seventh Amended and Restated Limited Liability Company Agreement of GM Cruise Holdings LLC, dated March 14, 2021	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
_________
* Management contracts or compensatory plans and arrangements.
*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	May 5, 2021