Form 10-Q
period 2021-06-30
General Motors Co
filed 2021-08-04
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 19, 2021 there were 1,451,723,812 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales and revenue
Automotive	$30,744	$13,363	$59,811	$42,513
GM Financial	3,423	3,415	6,830	6,974
Total net sales and revenue (Note 2)	34,167	16,778	66,641	49,487
Costs and expenses
Automotive and other cost of sales	27,266	13,444	52,381	40,170
GM Financial interest, operating and other expenses	1,894	3,238	4,173	6,594
Automotive and other selling, general and administrative expense	2,125	1,310	3,928	3,280
Total costs and expenses	31,285	17,992	60,482	50,044
Operating income (loss)	2,882	(1,214)	6,159	(557)
Automotive interest expense	243	303	493	496
Interest income and other non-operating income, net	784	413	1,583	724
Equity income (Note 7)	327	212	692	80
Income (loss) before income taxes	3,750	(892)	7,941	(249)
Income tax expense (benefit) (Note 14)	971	(112)	2,148	245
Net income (loss)	2,779	(780)	5,793	(494)
Net loss attributable to noncontrolling interests	57	22	65	30
Net income (loss) attributable to stockholders	$2,836	$(758)	$5,858	$(464)

Net income (loss) attributable to common stockholders	$2,790	$(806)	$5,767	$(559)

Earnings (loss) per share (Note 17)
Basic earnings (loss) per common share	$1.92	$(0.56)	$3.98	$(0.39)
Weighted-average common shares outstanding – basic	1,451	1,432	1,449	1,432

Diluted earnings (loss) per common share	$1.90	$(0.56)	$3.93	$(0.39)
Weighted-average common shares outstanding – diluted	1,468	1,432	1,466	1,432

Dividends declared per common share	$—	$—	$—	$0.38

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$2,779	$(780)	$5,793	$(494)
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	302	(58)	297	(1,031)
Defined benefit plans	28	(39)	188	278
Other comprehensive income (loss), net of tax	330	(97)	485	(753)
Comprehensive income (loss)	3,109	(877)	6,278	(1,247)
Comprehensive income attributable to noncontrolling interests	57	18	72	38
Comprehensive income (loss) attributable to stockholders	$3,166	$(859)	$6,350	$(1,209)

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$22,920	$19,992
Marketable debt securities (Note 3)	6,211	9,046
Accounts and notes receivable, net	8,167	8,035
GM Financial receivables, net (Note 4; Note 8 at VIEs)	24,444	26,209
Inventories (Note 5)	13,102	10,235
Other current assets (Note 3; Note 8 at VIEs)	7,765	7,407
Total current assets	82,609	80,924
Non-current Assets
GM Financial receivables, net (Note 4; Note 8 at VIEs)	35,507	31,783
Equity in net assets of nonconsolidated affiliates (Note 7)	8,882	8,406
Property, net	38,822	37,632
Goodwill and intangible assets, net	5,169	5,230
Equipment on operating leases, net (Note 6; Note 8 at VIEs)	40,596	39,819
Deferred income taxes	22,408	24,136
Other assets (Note 3; Note 8 at VIEs)	7,810	7,264
Total non-current assets	159,194	154,270
Total Assets	$241,803	$235,194

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$21,431	$19,928
Short-term debt and current portion of long-term debt (Note 9)
Automotive	896	1,276
GM Financial (Note 8 at VIEs)	33,294	35,637
Accrued liabilities (Note 11)	19,190	23,069
Total current liabilities	74,811	79,910
Non-current Liabilities
Long-term debt (Note 9)
Automotive	16,422	16,193
GM Financial (Note 8 at VIEs)	60,276	56,788
Postretirement benefits other than pensions (Note 12)	6,202	6,277
Pensions (Note 12)	11,564	12,902
Other liabilities (Note 11)	14,652	13,447
Total non-current liabilities	109,116	105,607
Total Liabilities	183,927	185,517
Commitments and contingencies (Note 13)
Equity (Note 16)
Common stock, $0.01 par value	15	14
Additional paid-in capital	26,844	26,542
Retained earnings	37,806	31,962
Accumulated other comprehensive loss	(12,996)	(13,488)
Total stockholders’ equity	51,669	45,030
Noncontrolling interests	6,207	4,647
Total Equity	57,876	49,677
Total Liabilities and Equity	$241,803	$235,194

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net income (loss)	$5,793	$(494)
Depreciation and impairment of Equipment on operating leases, net	3,218	3,759
Depreciation, amortization and impairment charges on Property, net	2,815	2,814
Foreign currency remeasurement and transaction (gains)	(25)	(63)
Undistributed earnings of nonconsolidated affiliates, net	16	446
Pension contributions and OPEB payments	(425)	(327)
Pension and OPEB income, net	(803)	(518)
Provision (benefit) for deferred taxes	1,813	(24)
Change in other operating assets and liabilities	(3,974)	(6,847)
Net cash provided by (used in) operating activities	8,428	(1,254)
Cash flows from investing activities
Expenditures for property	(2,451)	(2,336)
Available-for-sale marketable securities, acquisitions	(4,090)	(7,656)
Available-for-sale marketable securities, liquidations	6,926	3,694
Purchases of finance receivables, net	(17,485)	(14,929)
Principal collections and recoveries on finance receivables	11,946	9,563
Purchases of leased vehicles, net	(12,439)	(6,054)
Proceeds from termination of leased vehicles	10,868	5,537
Other investing activities	(285)	(155)
Net cash used in investing activities	(7,010)	(12,336)
Cash flows from financing activities
Net increase in short-term debt	2,365	846
Proceeds from issuance of debt (original maturities greater than three months)	25,955	53,465
Payments on debt (original maturities greater than three months)	(27,035)	(29,512)
Proceeds from issuance of subsidiary preferred stock (Note 16)	1,736	—
Dividends paid	(94)	(592)
Other financing activities	(90)	(491)
Net cash provided by financing activities	2,837	23,716
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	(429)
Net increase in cash, cash equivalents and restricted cash	4,248	9,697
Cash, cash equivalents and restricted cash at beginning of period	23,117	22,943
Cash, cash equivalents and restricted cash at end of period	$27,365	$32,640

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$3,668	$1,773

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$14	$26,074	$26,860	$(11,156)	$4,165	$45,957
Adoption of accounting standards	—	—	(660)	—	—	(660)
Net income	—	—	294	—	(8)	286
Other comprehensive loss	—	—	—	(644)	(12)	(656)
Issuance of subsidiary preferred stock	—	—	—	—	26	26
Purchase of common stock	—	(57)	(33)	—	—	(90)
Stock based compensation	—	(3)	(7)	—	—	(10)
Cash dividends paid on common stock	—	—	(545)	—	—	(545)
Dividends to noncontrolling interests	—	—	—	—	(4)	(4)
Other	—	—	(24)	—	37	13
Balance at March 31, 2020	14	26,014	25,885	(11,800)	4,204	44,317
Net loss	—	—	(758)	—	(22)	(780)
Other comprehensive loss	—	—	—	(101)	4	(97)
Issuance of subsidiary preferred stock	—	—	—	—	26	26
Stock based compensation	—	73	—	—	—	73
Dividends to noncontrolling interests	—	—	—	—	(39)	(39)
Other	—	—	(23)	—	16	(7)
Balance at June 30, 2020	$14	$26,087	$25,104	$(11,901)	$4,189	$43,493

Balance at January 1, 2021	$14	$26,542	$31,962	$(13,488)	$4,647	$49,677
Net income	—	—	3,022	—	(8)	3,014
Other comprehensive income	—	—	—	162	(7)	155
Issuance of subsidiary preferred stock (Note 16)	—	—	—	—	1,537	1,537
Stock based compensation	—	132	—	—	—	132
Dividends to noncontrolling interests	—	—	—	—	(61)	(61)
Other	—	(7)	4	—	(8)	(11)
Balance at March 31, 2021	14	26,667	34,988	(13,326)	6,100	54,443
Net income	—	—	2,836	—	(57)	2,779
Other comprehensive income	—	—	—	330	—	330
Issuance of subsidiary preferred stock (Note 16)	—	—	—	—	199	199
Stock based compensation	—	177	(4)	—	—	173
Dividends to noncontrolling interests	—	—	—	—	(64)	(64)
Other	1	—	(14)	—	29	16
Balance at June 30, 2021	$15	$26,844	$37,806	$(12,996)	$6,207	$57,876

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

Note 2. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended June 30, 2021
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$26,993	$2,475	$2	$29,470	$—	$—	$—	$29,470
Used vehicles	137	13	—	150	—	—	—	150
Services and other	802	304	19	1,125	25	—	(26)	1,124
Automotive net sales and revenue	27,932	2,792	21	30,745	25	—	(26)	30,744
Leased vehicle income	—	—	—	—	—	2,304	—	2,304
Finance charge income	—	—	—	—	—	1,036	—	1,036
Other income	—	—	—	—	—	86	(3)	83
GM Financial net sales and revenue	—	—	—	—	—	3,426	(3)	3,423
Net sales and revenue	$27,932	$2,792	$21	$30,745	$25	$3,426	$(29)	$34,167

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended June 30, 2020
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$10,850	$1,439	$—	$12,289	$—	$—	$—	$12,289
Used vehicles	122	17	8	147	—	—	—	147
Services and other	632	221	72	925	28	—	(26)	927
Automotive net sales and revenue	11,604	1,677	80	13,361	28	—	(26)	13,363
Leased vehicle income	—	—	—	—	—	2,386	—	2,386
Finance charge income	—	—	—	—	—	966	—	966
Other income	—	—	—	—	—	71	(8)	63
GM Financial net sales and revenue	—	—	—	—	—	3,423	(8)	3,415
Net sales and revenue	$11,604	$1,677	$80	$13,361	$28	$3,423	$(34)	$16,778

	Six Months Ended June 30, 2021
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$51,913	$5,276	$2	$57,191	$—	$—	$—	$57,191
Used vehicles	365	26	—	391	—	—	—	391
Services and other	1,611	576	38	2,225	55	—	(51)	2,229
Automotive net sales and revenue	53,889	5,878	40	59,807	55	—	(51)	59,811
Leased vehicle income	—	—	—	—	—	4,625	—	4,625
Finance charge income	—	—	—	—	—	2,052	—	2,052
Other income	—	—	—	—	—	156	(3)	153
GM Financial net sales and revenue	—	—	—	—	—	6,833	(3)	6,830
Net sales and revenue	$53,889	$5,878	$40	$59,807	$55	$6,833	$(54)	$66,641

	Six Months Ended June 30, 2020
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$35,426	$4,437	$—	$39,863	$—	$—	$—	$39,863
Used vehicles	498	42	10	550	—	—	—	550
Services and other	1,511	478	108	2,097	53	—	(50)	2,100
Automotive net sales and revenue	37,435	4,957	118	42,510	53	—	(50)	42,513
Leased vehicle income	—	—	—	—	—	4,849	—	4,849
Finance charge income	—	—	—	—	—	1,972	(1)	1,971
Other income	—	—	—	—	—	163	(9)	154
GM Financial net sales and revenue	—	—	—	—	—	6,984	(10)	6,974
Net sales and revenue	$37,435	$4,957	$118	$42,510	$53	$6,984	$(60)	$49,487

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales increased revenue by $350 million and $470 million in the three months ended June 30, 2021 and 2020.
Contract liabilities in our Automotive segments primarily consist of maintenance, extended warranty and other service contracts of $2.5 billion and $2.4 billion at June 30, 2021 and December 31, 2020, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $294 million and $689 million related to contract liabilities in the three and six months ended June 30, 2021 and $241 million and $627 million in the three and six months ended June 30, 2020. We expect to recognize revenue of $745 million in the six months ending December 31, 2021 and $738 million, $433 million and $598 million in the years ending December 31, 2022, 2023 and thereafter related to contract liabilities at June 30, 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 3. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	June 30, 2021	December 31, 2020
Cash and cash equivalents
Cash and time deposits		$8,255	$8,010
Available-for-sale debt securities
U.S. government and agencies	2	2,029	1,370
Corporate debt	2	5,609	3,476
Sovereign debt	2	4,353	2,051
Total available-for-sale debt securities – cash equivalents		11,991	6,897
Money market funds	1	2,674	5,085
Total cash and cash equivalents(a)		$22,920	$19,992
Marketable debt securities
U.S. government and agencies	2	$676	$1,771
Corporate debt	2	3,217	3,630
Mortgage and asset-backed	2	567	632
Sovereign debt	2	1,751	3,013
Total available-for-sale debt securities – marketable securities(b)		$6,211	$9,046
Restricted cash
Cash and cash equivalents		$483	$269
Money market funds	1	3,962	2,856
Total restricted cash		$4,445	$3,125

Available-for-sale debt securities included above with contractual maturities(c)
Due in one year or less		$14,692
Due between one and five years		2,904
Total available-for-sale debt securities with contractual maturities		$17,596
__________
(a)Includes $1.8 billion and $761 million in Cruise at June 30, 2021 and December 31, 2020.
(b)Includes $2.1 billion and $943 million in Cruise at June 30, 2021 and December 31, 2020.
(c)Excludes mortgage and asset-backed securities of $567 million at June 30, 2021 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $557 million and $554 million in the three months ended June 30, 2021 and 2020 and $1.1 billion and $920 million in the six months ended June 30, 2021 and 2020. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three and six months ended June 30, 2021 and 2020. Cumulative unrealized gains and losses on available-for-sale debt securities were insignificant at June 30, 2021 and December 31, 2020.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total shown in the condensed consolidated statement of cash flows:

June 30, 2021
Cash and cash equivalents	$22,920
Restricted cash included in Other current assets	3,873
Restricted cash included in Other assets	572
Total	$27,365
Note 4. GM Financial Receivables and Transactions

	June 30, 2021			December 31, 2020
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables, net of fees	$56,357	$5,444	$61,801	$51,288	$8,682	$59,970
Less: allowance for loan losses	(1,805)	(45)	(1,850)	(1,915)	(63)	(1,978)
GM Financial receivables, net	$54,552	$5,399	$59,951	$49,373	$8,619	$57,992

Fair value of GM Financial receivables utilizing Level 2 inputs			$5,399			$8,619
Fair value of GM Financial receivables utilizing Level 3 inputs			$56,490			$51,645
__________
(a)Net of dealer cash management balances of $1.1 billion and $1.4 billion at June 30, 2021 and December 31, 2020. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Allowance for loan losses at beginning of period	$1,835	$1,966	$1,978	$944
Impact of adoption ASU 2016-13	—	—	—	801
Provision for loan losses	59	327	33	793
Charge-offs	(204)	(273)	(457)	(613)
Recoveries	146	91	296	247
Effect of foreign currency	14	—	—	(61)
Allowance for loan losses at end of period	$1,850	$2,111	$1,850	$2,111

The allowance for loan losses decreased by $261 million as of June 30, 2021 compared to June 30, 2020, primarily due to a reduction in the reserve levels established during the six months ended June 30, 2020, as a result of actual credit performance that was better than originally forecasted at the onset of the COVID-19 pandemic; and favorable expectations for future charge-offs and recoveries, reflecting improved forecast economic conditions; partially offset by additional reserves recorded in the six months ended June 30, 2021, due to increased loan origination volume.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at June 30, 2021 and December 31, 2020:

	Year of Origination						June 30, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
Prime – FICO score 680 and greater	$11,303	$15,390	$5,414	$3,263	$1,261	$328	$36,959	65.6%
Near-prime – FICO score 620 to 679	2,434	3,045	1,639	907	420	168	8,613	15.3%
Sub-prime – FICO score less than 620	2,586	3,193	2,317	1,318	836	535	10,785	19.1%
Retail finance receivables, net of fees	$16,323	$21,628	$9,370	$5,488	$2,517	$1,031	$56,357	100.0%

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
Prime – FICO score 680 and greater	$18,685	$7,033	$4,491	$1,917	$555	$119	$32,800	64.0%
Near-prime – FICO score 620 to 679	3,695	2,097	1,232	603	225	83	7,935	15.4%
Sub-prime – FICO score less than 620	3,803	2,920	1,740	1,173	610	307	10,553	20.6%
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%

GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $555 million and $714 million at June 30, 2021 and December 31, 2020. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at June 30, 2021 and December 31, 2020, as well as summary totals for June 30, 2020:

	Year of Origination						June 30, 2021		June 30, 2020
	2021	2020	2019	2018	2017	Prior	Total	Percent	Total	Percent
0-to-30 days	$16,224	$21,320	$9,063	$5,285	$2,375	$920	$55,187	97.9%	$44,852	96.5%
31-to-60 days	75	221	222	150	106	82	856	1.5%	998	2.2%
Greater-than-60 days	22	78	77	49	33	27	286	0.5%	601	1.3%
Finance receivables more than 30 days delinquent	97	299	299	199	139	109	1,142	2.0%	1,599	3.5%
In repossession	2	9	8	4	3	2	28	0.1%	21	—%
Finance receivables more than 30 days delinquent or in repossession	99	308	307	203	142	111	1,170	2.1%	1,620	3.5%
Retail finance receivables, net of fees	$16,323	$21,628	$9,370	$5,488	$2,517	$1,031	$56,357	100.0%	$46,472	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
0-to-30 days	$25,894	$11,591	$7,131	$3,454	$1,249	$421	$49,740	97.0%
31-to-60 days	210	325	235	170	102	61	1,103	2.1%
Greater-than-60 days	72	123	90	64	37	26	412	0.8%
Finance receivables more than 30 days delinquent	282	448	325	234	139	87	1,515	2.9%
In repossession	7	11	7	5	2	1	33	0.1%
Finance receivables more than 30 days delinquent or in repossession	289	459	332	239	141	88	1,548	3.0%
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%

The outstanding amortized cost of retail finance receivables that are considered troubled debt restructurings was $2.0 billion at June 30, 2021, including $213 million in nonaccrual loans.

Commercial Finance Receivables GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. GM Financial performs periodic credit reviews of each dealership and adjusts the dealership's risk rating, if necessary. There were no commercial finance receivables on nonaccrual status at June 30, 2021.

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at June 30, 2021 and December 31, 2020:

	Year of Origination(a)							June 30, 2021
	Revolving	2021	2020	2019	2018	2017	Prior	Total	Percent
I	$4,023	$206	$448	$127	$45	$65	$43	$4,957	91.1%
II	292	2	18	18	—	3	5	338	6.2%
III	103	8	—	3	28	2	5	149	2.7%
IV	—	—	—	—	—	—	—	—	—%
Commercial finance receivables, net of fees	$4,418	$216	$466	$148	$73	$70	$53	$5,444	100.0%
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

	June 30, 2021	December 31, 2020
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$261	$398
Subvention receivable(b)	$590	$642
Commercial loan funding payable	$30	$23

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$211	$162	$399	$318
Leased vehicle subvention earned	$704	$765	$1,425	$1,570
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive segments made cash payments to GM Financial for subvention of $1.0 billion and $967 million in the three months ended June 30, 2021 and 2020 and $2.0 billion in the six months ended June 30, 2021 and 2020.

GM Financial's Board of Directors declared and paid dividends of $600 million and $400 million on its common stock in the three months ended June 31, 2021 and 2020 and $1.2 billion and $800 million in the six months ended June 30, 2021 and 2020.

Note 5. Inventories

	June 30, 2021	December 31, 2020
Total productive material, supplies and work in process	$8,124	$5,117
Finished product, including service parts	4,978	5,118
Total inventories	$13,102	$10,235
Inventories at June 30, 2021 increased primarily due to certain vehicles being manufactured without final components as a result of the global semiconductor supply shortage.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 6. Equipment on Operating Leases
Equipment on operating leases consists of leases to retail customers of GM Financial.

	June 30, 2021	December 31, 2020
Equipment on operating leases	$50,217	$50,000
Less: accumulated depreciation	(9,621)	(10,181)
Equipment on operating leases, net	$40,596	$39,819
The estimated residual value of our leased assets at the end of the lease term was $29.9 billion and $29.2 billion at June 30, 2021 and December 31, 2020.

Depreciation expense related to Equipment on operating leases, net was $1.5 billion and $1.9 billion in the three months ended June 30, 2021 and 2020 and $3.2 billion and $3.7 billion in the six months ended June 30, 2021 and 2020.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Lease receipts under operating leases	$3,315	$5,016	$2,695	$559	$30	$—	$11,615

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

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Automotive China equity income	$276	$169	$584	$2
Other joint ventures equity income	51	43	108	78
Total Equity income	$327	$212	$692	$80

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2020.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$8,954	$9,239	$18,830	$13,560
Automotive China JVs' net income	$527	$562	$1,113	$214
Dividends declared but not paid from our nonconsolidated affiliates were insignificant at June 30, 2021 and December 31, 2020. Dividends received from our nonconsolidated affiliates were $693 million and $709 million in the three and six months ended June 30, 2021 and $525 million and $526 million in the three and six months ended June 30, 2020. Undistributed earnings from our nonconsolidated affiliates were $1.6 billion at June 30, 2021 and December 31, 2020.

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

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	June 30, 2021	December 31, 2020
Restricted cash – current	$3,191	$2,190
Restricted cash – non-current	$476	$449
GM Financial receivables, net of fees – current	$13,726	$17,211
GM Financial receivables, net of fees – non-current	$14,141	$15,107
GM Financial equipment on operating leases, net	$17,413	$16,322
GM Financial short-term debt and current portion of long-term debt	$18,090	$20,450
GM Financial long-term debt	$20,511	$18,974

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs principally include automotive related operating entities to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support and other off-balance sheet arrangements. The carrying amounts of assets and liabilities related to our nonconsolidated VIEs were insignificant at June 30, 2021 and December 31, 2020. Our maximum exposure to loss as a result of our involvement with these VIEs was $2.2 billion and $1.2 billion, inclusive of $1.5 billion and $776 million in committed capital contributions to Ultium Cells LLC at June 30, 2021 and December 31, 2020. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 9. Debt

Automotive The following table presents debt in our automotive operations:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$258	$278	$303	$332
Unsecured debt	16,743	20,756	16,929	20,988
Finance lease liabilities	317	335	237	256
Total automotive debt(a)	$17,318	$21,369	$17,469	$21,576

Fair value utilizing Level 1 inputs		$19,811		$19,826
Fair value utilizing Level 2 inputs		$1,558		$1,750

Available under credit facility agreements(b)		$17,189		$18,222
Weighted-average interest rate on outstanding short-term debt(c)		3.0%		3.8%
Weighted-average interest rate on outstanding long-term debt(c)		5.7%		5.6%
__________
(a)Includes net discount and debt issuance costs of $545 million and $540 million at June 30, 2021 and December 31, 2020.
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

GM Financial The following table presents debt of GM Financial:

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$38,999	$39,272	$39,982	$40,380
Unsecured debt	54,571	56,495	52,443	54,568
Total GM Financial debt	$93,570	$95,767	$92,425	$94,948

Fair value utilizing Level 2 inputs		$93,907		$92,922
Fair value utilizing Level 3 inputs		$1,860		$2,026

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 to our condensed consolidated financial statements for additional information on GM Financial's involvement with VIEs. In the six months ended June 30, 2021, GM Financial renewed revolving credit facilities with total borrowing capacity of $18.7 billion and issued $13.4 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 0.75% and maturity dates ranging from 2022 to 2028.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the six months ended June 30, 2021, GM Financial issued $8.3 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 1.65% and maturity dates ranging from 2024 to 2031.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
In July 2021, GM Financial issued CAD $400 million in senior notes with an interest rate of 1.70% due in 2025.

Note 10. Derivative Financial Instruments
Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	June 30, 2021	December 31, 2020
Derivatives not designated as hedges(a)
Foreign currency	2	$3,024	$2,195
Commodity	2	1,093	341
Stellantis warrants, formerly known as PSA warrants(b)	2	47	49
Total derivative financial instruments		$4,164	$2,585
__________
(a)The fair value of these derivative instruments at June 30, 2021 and December 31, 2020 and the gains/losses included in our condensed consolidated income statements for the three and six months ended June 30, 2021 and 2020 were insignificant, unless otherwise noted.
(b)As a result of the merger of Peugeot, S.A. (PSA Group) and Fiat Chrysler Automobiles N.V. on January 16, 2021, our 39.7 million warrants in Stellantis N.V. (Stellantis) will convert into 69.2 million common shares of Stellantis upon exercise. These warrants will continue to be governed by the same terms and conditions that were applicable prior to the merger. The fair value of these warrants, located in Other assets, was $1.5 billion and $1.1 billion at June 30, 2021 and December 31, 2020. We recorded gains in Interest income and other non-operating income, net of $154 million and $114 million in the three months ended June 30, 2021 and 2020 and gains of $364 million and losses of $303 million in the six months ended June 30, 2021 and 2020.

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

GM Financial The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	June 30, 2021			December 31, 2020
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps	2	$18,112	$319	$75	$10,064	$463	$13
Foreign currency swaps	2	712	—	30	1,958	128	9
Cash flow hedges
Interest rate swaps	2	835	4	14	921	—	27
Foreign currency swaps	2	6,418	204	99	5,626	278	47
Derivatives not designated as hedges(a)
Interest rate contracts	2	108,734	778	409	110,997	954	576
Total derivative financial instruments(b)		$134,811	$1,305	$627	$129,566	$1,823	$672
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and six months ended June 30, 2021 and 2020 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)GM Financial held $509 million and $728 million of collateral from counterparties available for netting against GM Financial's asset positions, and posted an insignificant amount of collateral to counterparties available for netting against GM Financial's liability positions at June 30, 2021 and December 31, 2020.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	June 30, 2021		December 31, 2020
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$1,866	$(25)	$4,858	$(69)
Long-term unsecured debt	22,756	(356)	18,457	(670)
GM Financial unsecured debt	$24,622	$(381)	$23,315	$(739)
__________
(a)Includes $223 million and $200 million of unamortized gains remaining on hedged items for which hedge accounting has been discontinued at June 30, 2021 and December 31, 2020.

Note 11. Accrued and Other Liabilities

	June 30, 2021	December 31, 2020
Accrued liabilities
Dealer and customer allowances, claims and discounts	$4,359	$7,300
Deferred revenue	2,660	3,132
Product warranty and related liabilities	3,339	3,048
Payrolls and employee benefits excluding postemployment benefits	1,732	1,864
Other	7,100	7,725
Total accrued liabilities	$19,190	$23,069

Other liabilities
Deferred revenue	$3,156	$2,715
Product warranty and related liabilities	5,841	5,193
Operating lease liabilities	979	969
Employee benefits excluding postemployment benefits	818	822
Postemployment benefits including facility idling reserves	777	739
Other	3,081	3,009
Total other liabilities	$14,652	$13,447

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$8,077	$7,398	$8,242	$7,798
Warranties issued and assumed in period – recall campaigns	1,328	41	1,449	158
Warranties issued and assumed in period – product warranty	463	220	905	718
Payments	(786)	(652)	(1,519)	(1,533)
Adjustments to pre-existing warranties	81	(1)	92	(20)
Effect of foreign currency and other	17	34	11	(81)
Warranty balance at end of period	$9,180	$7,040	$9,180	$7,040

In the three months ended June 30, 2021, we recorded warranty recall campaign accruals of $1.3 billion, of which $812 million relates to the Chevrolet Bolt EV. We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at June 30, 2021. Refer to Note 13 to our condensed consolidated financial statements for more details on the Chevrolet Bolt EV recall and Takata Corporation (Takata) matters.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$66	$32	$5	$63	$37	$4
Interest cost	268	61	31	429	88	44
Expected return on plan assets	(794)	(158)	—	(817)	(163)	—
Amortization of prior service cost (credit)	(1)	2	(1)	(1)	1	(2)
Amortization of net actuarial losses	6	54	23	4	40	18
Net periodic pension and OPEB (income) expense	$(455)	$(9)	$58	$(322)	$3	$64

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$131	$70	$9	$125	$66	$9
Interest cost	537	120	62	858	179	87
Expected return on plan assets	(1,589)	(310)	—	(1,633)	(333)	—
Amortization of prior service cost (credit)	(2)	3	(3)	(2)	3	(4)
Amortization of net actuarial losses	13	108	48	8	82	37
Net periodic pension and OPEB (income) expense	$(910)	$(9)	$116	$(644)	$(3)	$129

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income of $485 million and $336 million in the three months ended June 30, 2021 and 2020 and $968 million and $674 million in the six months ended June 30, 2021 and 2020 are presented in Interest income and other non-operating income, net.

Note 13. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At June 30, 2021 and December 31, 2020, we had accruals of $1.2 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly, adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

GM Korea Wage Litigation GM Korea Company (GM Korea) is party to litigation with current and former salaried employees over whether to include fixed bonuses in the calculation of Ordinary Wages due under Korean regulations. In 2017, the Seoul High Court (an intermediate-level appellate court) held that certain workers are not barred from filing retroactive wage claims. GM Korea appealed this ruling to the Supreme Court of the Republic of Korea (Korea Supreme Court). In June 2021, the Korea Supreme Court affirmed the adverse rulings of the Seoul High Court. Accordingly, in the three months ended June 30, 2021, we recorded an additional accrual relating to this matter of $107 million recorded in Automotive and other selling, general and administrative expense for a total accrual of $134 million. We estimate our reasonably possible loss in excess of amounts accrued to be insignificant at June 30, 2021.

GM Korea is also party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 and September 2020, the Korean labor authorities issued adverse administrative orders finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed the May 2018 and September 2020 orders. In June 2020, the Seoul High Court ruled against GM Korea in one of the subcontract worker claims. GM Korea has appealed this decision to the Korea Supreme Court. At June 30, 2021, our accrual covering certain asserted claims and claims that we believe are probable of

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
assertion and for which liability is probable was approximately $260 million. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $120 million at June 30, 2021. We are currently unable to estimate any possible loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

GM Brazil Indirect Tax Claim In 2019, the Superior Court of Brazil rendered favorable decisions on three cases brought by GM Brazil that granted the Company the right to recover certain tax overpayments collected by the government. As a result, GM Brazil recorded pre-tax recoveries of $1.4 billion in the year ended December 31, 2019. GM Brazil is currently realizing those recoveries as there are federal tax liabilities eligible for offset. In May 2021, the Brazilian Supreme Court decided a Motion of Clarification filed by the Brazilian IRS in a related case that confirmed GM Brazil's right to recover the tax overpayments retroactively. It is possible that the Brazilian IRS will file challenges to some of the tax recoveries recognized by GM Brazil. We expect other third parties will file claims asserting entitlement to some or all of the tax recoveries awarded and recognized by GM Brazil, and GM intends to defend against any such claims.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2021. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $900 million at June 30, 2021.

Takata Matters In November 2020, the National Highway Traffic Safety Administration (NHTSA) directed that we replace the airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and sport utility vehicles (SUVs), and we decided not to contest NHTSA's decision. While we have already begun the process of executing the recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the year ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy, and we believe the currently accrued amount remains reasonable.

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

Chevrolet Bolt EV Recall In November 2020, GM voluntarily recalled certain 2017-2019 model-year Chevrolet Bolt EVs that were built with high-voltage batteries that may pose a risk of fire. To mitigate this risk, GM’s original recall remedy involved (a) performing diagnostic procedures to identify and replace potentially defective battery cell-module assemblies and (b) installing onboard-diagnostic software designed to detect and warn owners regarding potential issues related to changes in battery-module performance over time. The cost of this initial remedy was not material.

However, based on a recent field incident involving a battery fire in a vehicle that received the recall remedy, we have determined that the simultaneous presence of two manufacturing defects in the same battery cell can cause battery fires in certain of these Bolt vehicles. As a result, in July 2021, we initiated a new voluntary recall to replace the lithium ion battery modules in the recall population. Accordingly, in the three months ended June 30, 2021, we recorded a warranty accrual of $812 million, which reflects our current best estimate for the cost of the recall remedy. We are pursuing commitments from our supplier on reimbursement for the financial costs of this field action.

In addition, putative class actions have been filed against GM in federal courts in the U.S. and in the Provincial Courts in Canada alleging that the batteries contained in the Bolt EVs included in the recall population are defective. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of possible loss.

Opel/Vauxhall Sale In 2017, we sold the Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business) to PSA Group (now Stellantis) under a Master Agreement (the Agreement). We also sold the European financing subsidiaries and branches (the Fincos, and together with the Opel/Vauxhall Business, the European Business) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. Although the sale reduced our new vehicle presence in Europe, we may still be impacted by actions taken by regulators related to vehicles sold before the sale. Our wholly owned subsidiary (the Seller) agreed to indemnify Stellantis for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Agreement and for certain other liabilities, including certain emissions and product liabilities. The Company entered into a guarantee for the benefit of Stellantis and pursuant to which the Company agreed to guarantee the Seller's obligation to indemnify Stellantis. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments.

Product Liability We recorded liabilities of $611 million and $589 million in Accrued liabilities and Other liabilities at June 30, 2021 and December 31, 2020 for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. We believe that any judgment against us involving our products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2021 to 2026 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on vehicles sold to date were $3.4 billion and $3.1 billion for these guarantees at June 30, 2021 and December 31, 2020, the majority of which relates to the indemnification agreements.

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

In the three months ended June 30, 2021, Income tax expense of $971 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation. In the three months ended June 30, 2020, Income tax benefit of $112 million was primarily due to tax benefit attributable to entities included in our effective tax rate calculation.

In the six months ended June 30, 2021, Income tax expense of $2.1 billion was primarily due to tax expense attributable to entities included in our effective tax rate calculation and the establishment of a valuation allowance against Cruise deferred tax assets that are considered no longer realizable. In the six months ended June 30, 2020, Income tax expense of $245 million on a pre-tax loss was primarily due to tax expense attributable to entities included in our effective tax rate calculation and the establishment of a valuation allowance against deferred tax assets.

In the six months ended June 30, 2021, Cruise issued new preferred shares to investors. As a result of the issuance in January 2021, Cruise fell below the ownership threshold required for inclusion in our U.S. consolidated income tax returns, and we established a valuation allowance of $316 million against deferred tax assets. Refer to Note 16 to our condensed consolidated financial statements for additional information regarding the Cruise preferred stock issuance.

At June 30, 2021, we had $21.7 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances.

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

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balance at beginning of period	$275	$583	$352	$564
Additions, interest accretion and other	55	35	58	254
Payments	(29)	(163)	(108)	(338)
Revisions to estimates and effect of foreign currency	2	25	1	—
Balance at end of period	$303	$480	$303	$480

In the three and six months ended June 30, 2020, restructuring and other initiatives primarily included actions in GMI related to the wind-down of Holden sales, design and engineering operations in Australia and New Zealand and the execution of binding term sheets to sell our vehicle and powertrain manufacturing facilities in Thailand. We recorded charges of $92 million in the three months ended June 30, 2020, primarily for inventory provisions. We recorded charges of $581 million in the six months ended June 30, 2020, primarily consisting of $335 million in property and intangible asset impairments, inventory provisions, sales allowances and other charges, not reflected in the table above, and $246 million in dealer restructurings and employee separation charges, which are reflected in the table above. These programs, including the execution of a binding term sheet to sell our manufacturing facility in India, had a total cost since inception of $689 million. We also recorded a $236 million charge to Income tax expense due to the establishment of a valuation allowance against deferred tax assets in Australia and New Zealand in the six months ended June 30, 2020. We incurred $69 million in net cash outflows in the six

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
months ended June 30, 2020 resulting from these restructuring actions, primarily for sales allowances payments and dealer restructuring payments, and $227 million in net cash outflows since program inception, primarily for dealer restructuring payments and employee separation payments, which includes proceeds of $143 million from the sale of our manufacturing facilities in Thailand.

Note 16. Stockholders' Equity and Noncontrolling Interests
We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at June 30, 2021 and December 31, 2020. We had 1.5 billion and 1.4 billion shares of common stock issued and outstanding at June 30, 2021 and December 31, 2020.

Cruise Preferred Shares In the six months ended June 30, 2021, GM Cruise Holdings LLC (Cruise Holdings) issued $2.7 billion of Class G Preferred Shares (Cruise Class G Preferred Shares) to Microsoft Corporation (Microsoft), Walmart Inc. (Walmart) and other investors, including $1.0 billion to General Motors Holdings LLC. All proceeds related to the Cruise Class G Preferred Shares are designated exclusively for working capital and general corporate purposes of Cruise Holdings. In addition, we, Cruise Holdings and Microsoft entered into a long-term strategic relationship to accelerate the commercialization of self-driving vehicles with Microsoft being the preferred public cloud provider.

The Cruise Class G Preferred Shares participate pari passu with holders of Cruise Holdings common stock and Class F Preferred Shares (Cruise Class F Preferred Shares) in any dividends declared. Each Cruise Class G Preferred Share is entitled to one vote per Cruise Class G Preferred Share on all matters submitted for vote by or consent of the Cruise Holdings members. The holders of Cruise Class G Preferred Shares are restricted from transferring the Cruise Class G Preferred Shares for four years, without the written consent of both us and Cruise Holdings' Board of Directors. The Cruise Class G Preferred Shares convert into the class of shares to be issued to the public in an initial public offering (IPO) at specified exchange ratios. No covenants or other events of default exist that can trigger redemption of the Cruise Class G Preferred Shares. The Cruise Class G Preferred Shares are entitled to receive the greater of their carrying value or a pro-rata share of any proceeds or distributions upon the occurrence of a merger, sale, liquidation or dissolution of Cruise Holdings, and are classified as noncontrolling interests in our condensed consolidated financial statements.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,759)	$(3,091)	$(2,735)	$(2,277)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)	314	(101)	290	(915)
Balance at end of period	$(2,445)	$(3,192)	$(2,445)	$(3,192)

Defined Benefit Plans
Balance at beginning of period	$(10,494)	$(8,540)	$(10,654)	$(8,857)
Other comprehensive income (loss) before reclassification adjustment, net of tax(b)	(48)	(97)	38	166
Reclassification adjustment, net of tax(b)	76	58	150	112
Other comprehensive income (loss), net of tax(b)	28	(39)	188	278
Balance at end of period(c)	$(10,466)	$(8,579)	$(10,466)	$(8,579)
__________
(a)The noncontrolling interests and reclassification adjustment were insignificant in the three and six months ended June 30, 2021 and 2020.
(b)The income tax effect was insignificant in the three and six months ended June 30, 2021 and 2020.
(c)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2020 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 17. Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Basic earnings per share
Net income (loss) attributable to stockholders	$2,836	$(758)	$5,858	$(464)
Less: cumulative dividends on subsidiary preferred stock	(46)	(48)	(91)	(95)
Net income (loss) attributable to common stockholders	$2,790	$(806)	$5,767	$(559)

Weighted-average common shares outstanding	1,451	1,432	1,449	1,432

Basic earnings (loss) per common share	$1.92	$(0.56)	$3.98	$(0.39)
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$2,790	$(806)	$5,767	$(559)

Weighted-average common shares outstanding – basic	1,451	1,432	1,449	1,432
Dilutive effect of awards under stock incentive plans	17	—	17	—
Weighted-average common shares outstanding – diluted	1,468	1,432	1,466	1,432

Diluted earnings (loss) per common share	$1.90	$(0.56)	$3.93	$(0.39)
Potentially dilutive securities(a)	2	43	2	43
__________
(a)Potentially dilutive securities attributable to outstanding stock options at June 30, 2021 and 2020 and Performance Stock Units (PSUs) and Restricted Stock Units (RSUs) at June 30, 2020, were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

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

GMNA meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. GMI primarily meets the demands of customers outside North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily China, with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet and Wuling brands. We provide automotive

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
financing services through GM Financial. Cruise is our global segment responsible for the development and commercialization of autonomous vehicle technology, and includes autonomous vehicle-related engineering and other costs.

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

The following tables summarize key financial information by segment:

	At and For the Three Months Ended June 30, 2021
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$27,932	$2,792	$21		$30,745	$25	$3,426	$(29)	$34,167
Earnings (loss) before interest and taxes-adjusted	$2,894	$15	$(38)		$2,871	$(332)	$1,581	$(3)	$4,117
Adjustments(a)	$(17)	$(82)	$—		$(99)	$—	$—	$—	(99)
Automotive interest income									32
Automotive interest expense									(243)
Net (loss) attributable to noncontrolling interests									(57)
Income before income taxes									3,750
Income tax expense									(971)
Net income									2,779
Net loss attributable to noncontrolling interests									57
Net income attributable to stockholders									$2,836

Equity in net assets of nonconsolidated affiliates	$482	$6,696	$—	$—	$7,178	$—	$1,704	$—	$8,882
Goodwill and intangibles	$2,292	$789	$—	$—	$3,081	$743	$1,345	$—	$5,169
Total assets	$115,220	$22,203	$37,424	$(52,138)	$122,709	$5,204	$115,346	$(1,456)	$241,803
Depreciation and amortization	$1,281	$137	$4	$—	$1,422	$13	$1,579	$—	$3,014
Impairment charges	$—	$—	$—	$—	$—	$4	$—	$—	$4
Equity income	$3	$274	$—	$—	$277	$—	$50	$—	$327
__________
(a)    Consists of restructuring charges related to Cadillac dealer strategy in GMNA and an adjustment related to unique events associated with recent Korea Supreme Court decisions related to our salaried workers in GMI.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended June 30, 2020
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$11,604	$1,677	$80		$13,361	$28	$3,423	$(34)	$16,778
Earnings (loss) before interest and taxes-adjusted	$(101)	$(270)	$(182)		$(553)	$(195)	$226	$(14)	$(536)
Adjustments(a)	$—	$(92)	$—		$(92)	$—	$—	$—	(92)
Automotive interest income									61
Automotive interest expense									(303)
Net (loss) attributable to noncontrolling interests									(22)
Loss before income taxes									(892)
Income tax benefit									112
Net loss									(780)
Net loss attributable to noncontrolling interests									22
Net loss attributable to stockholders									$(758)

Equity in net assets of nonconsolidated affiliates	$133	$6,107	$—	$—	$6,240	$—	$1,484	$—	$7,724
Goodwill and intangibles	$2,399	$819	$1	$—	$3,219	$726	$1,337	$—	$5,282
Total assets	$101,521	$21,494	$43,258	$(41,700)	$124,573	$3,963	$111,154	$(2,155)	$237,535
Depreciation and amortization	$1,127	$149	$6	$—	$1,282	$11	$1,965	$—	$3,258
Impairment charges	$—	$7	$—	$—	$7	$—	$—	$—	$7
Equity income	$5	$165	$—	$—	$170	$—	$42	$—	$212
__________
(a)Consists of restructuring and other charges in Australia, New Zealand and Thailand.

	At and For the Six Months Ended June 30, 2021
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$53,889	$5,878	$40		$59,807	$55	$6,833	$(54)	$66,641
Earnings (loss) before interest and taxes-adjusted	$6,028	$323	$(8)		$6,343	$(561)	$2,763	$(11)	$8,534
Adjustments(a)	$(17)	$(82)	$—		$(99)	$—	$—	$—	(99)
Automotive interest income									64
Automotive interest expense									(493)
Net (loss) attributable to noncontrolling interests									(65)
Income before income taxes									7,941
Income tax expense									(2,148)
Net income									5,793
Net loss attributable to noncontrolling interests									65
Net income attributable to stockholders									$5,858

Depreciation and amortization	$2,479	$269	$10	$—	$2,758	$24	$3,247	$—	$6,029
Impairment charges	$—	$—	$—	$—	$—	$4	$—	$—	$4
Equity income	$7	$581	$—	$—	$588	$—	$104	$—	$692
__________
(a)    Consists of restructuring charges related to Cadillac dealer strategy in GMNA and an adjustment related to unique events associated with recent Korea Supreme Court decisions related to our salaried workers in GMI.

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

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted:

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,
	2021	2020	2021	2020	2020	2019	2020	2019
Net income (loss) attributable to stockholders	$2,836	$(758)	$3,022	$294	$2,846	$(194)	$4,045	$2,351
Income tax expense (benefit)	971	(112)	1,177	357	642	(163)	887	271
Automotive interest expense	243	303	250	193	275	200	327	206
Automotive interest income	(32)	(61)	(32)	(83)	(46)	(96)	(51)	(129)
Adjustments
GM Korea wage litigation(a)	82	—	—	—	—	—	—	—
Cadillac dealer strategy(b)	17	—	—	—	99	—	—	—
GMI restructuring(c)	—	92	—	489	26	—	76	—
Ignition switch recall and related legal matters(d)	—	—	—	—	(130)	—	—	—
Transformation activities(e)	—	—	—	—	—	194	—	390
FAW-GM divestiture(f)	—	—	—	—	—	164	—	—
GM Brazil indirect tax recoveries(g)	—	—	—	—	—	—	—	(123)
Total adjustments	99	92	—	489	(5)	358	76	267
EBIT (loss)-adjusted	$4,117	$(536)	$4,417	$1,250	$3,712	$105	$5,284	$2,966
_________
(a)This adjustment was excluded because of the unique events associated with recent Supreme Court of Korea decisions related to our salaried workers.
(b)These adjustments were excluded because they relate to strategic activities to transition certain Cadillac dealers from the network as part of Cadillac's electric vehicle strategy.
(c)These adjustments were excluded because of a strategic decision to rationalize our core operations by exiting or significantly reducing our presence in various international markets to focus resources on opportunities expected to deliver higher returns. These adjustments primarily consist of inventory provisions in the three months ended June 30, 2020, asset impairments, dealer restructurings, employee separation charges and sales allowances in Australia, New Zealand and Thailand in the three months ended March 31, 2020, employee separation charges in the three months ended December 31, 2020, and supplier claims in the three months ended September 30, 2020.
(d)This adjustment was excluded because of the unique events associated with the ignition switch recall, which included various investigations, inquiries and complaints from constituents.
(e)These adjustments were excluded because of a strategic decision to accelerate our transformation for the future to strengthen our core business, capitalize on the future of personal mobility and drive significant cost efficiencies. The adjustments primarily consist of accelerated depreciation and employee separation charges in the three months ended December 31, 2019, and supplier-related charges and pension curtailment and other charges in the three months ended September 30, 2019.
(f)This adjustment was excluded because we divested our joint venture FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM), as a result of a strategic decision by both shareholders, allowing us to focus our resources on opportunities expected to deliver higher returns.
(g)This adjustment was excluded because of the unique events associated with decisions rendered by the Superior Judicial Court of Brazil resulting in retrospective recoveries of indirect taxes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings (loss) per common share	$2,790	$1.90	$(806)	$(0.56)	$5,767	$3.93	$(559)	$(0.39)
Adjustments(a)	99	0.07	92	0.06	99	0.06	581	0.41
Tax effect on adjustment(b)	(4)	—	5	—	(4)	—	(68)	(0.05)
Tax adjustment(c)	—	—	—	—	316	0.22	236	0.16
EPS-diluted-adjusted	$2,885	$1.97	$(709)	$(0.50)	$6,178	$4.21	$190	$0.13
________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within this section of MD&A for the details of each individual adjustment.
(b)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(c)These adjustments consist of tax expense related to the establishment of a valuation allowance against deferred tax assets that are considered no longer realizable for Cruise in the six months ended June 30, 2021 and for GM in Australia and New Zealand for the six months ended June 30, 2020. These adjustments were excluded because significant impacts of valuation allowances are not considered part of our core operations.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended						Six Months Ended
	June 30, 2021			June 30, 2020			June 30, 2021			June 30, 2020
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$3,750	$971	25.9%	$(892)	$(112)	12.6%	$7,941	$2,148	27.0%	$(249)	$245	n.m.
Adjustments(a)	124	4		92	(5)		124	4		581	68
Tax adjustment(b)								(316)			(236)
ETR-adjusted	$3,874	$975	25.2%	$(800)	$(117)	14.6%	$8,065	$1,836	22.8%	$332	$77	23.2%
________
n.m. = not meaningful
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within this section of MD&A for adjustment details. These adjustments include Net income attributable to noncontrolling interests where applicable. The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
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

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	June 30, 2021	June 30, 2020
Net income (loss) attributable to stockholders	$12.7	$1.7
Average equity(a)	$49.2	$42.8
ROE	25.9%	4.0%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income (loss) attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	June 30, 2021	June 30, 2020
EBIT (loss)-adjusted(a)	$17.5	$3.8
Average equity(b)	$49.2	$42.8
Add: Average automotive debt and interest liabilities (excluding finance leases)	20.3	23.6
Add: Average automotive net pension & OPEB liability	17.8	17.1
Less: Average automotive and other net income tax asset	(23.2)	(23.9)
ROIC-adjusted average net assets	$64.1	$59.6
ROIC-adjusted	27.3%	6.4%
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within this section of MD&A.
(b)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT (loss)-adjusted.

Overview Our vision for the future is a world with zero crashes, zero emissions and zero congestion, which guides our growth-focused investment in electric and autonomous vehicles, and new products and services. The all-electric future we are building integrates our technology, scale and manufacturing expertise to drive growth, profitability and deliver world-class customer interactions. Our strategy includes product leadership in electric and autonomous vehicles, continued leadership in trucks and SUVs, and developing and monetizing new software and services. We will execute our strategy with a diverse team and a steadfast commitment to good citizenship through sustainable operations and a leading health and safety culture.

The automotive industry and GM are currently experiencing a global semiconductor supply shortage. The supply shortage has impacted, and continues to impact, multiple suppliers that incorporate semiconductors into the parts they supply to us. We expect the semiconductor supply shortage will continue to have an impact on our business for the foreseeable future. We will continue prioritizing our most popular and in-demand vehicles, including our full-size trucks, full-size SUVs, and electric vehicles. We do not expect this shortage to impact our growth and electric vehicle initiatives. In June 2021, we announced plans to increase our investment in electric and autonomous vehicles from $27.0 billion to $35.0 billion, through 2025, to accelerate battery and electric vehicle assembly capacity.

We also continue to monitor the impact of the COVID-19 pandemic, and government actions and measures taken to prevent its spread, and the potential to affect our operations. Refer to Part I, Item 1A. Risk Factors of our 2020 Form 10-K for further discussion of these risks.

For the year ending December 31, 2021, we expect EPS-diluted of between $5.12 and $6.12, EPS-diluted-adjusted of between $5.40 and $6.40, Net income attributable to stockholders of between $7.7 billion and $9.2 billion and EBIT-adjusted of between $11.5 billion and $13.5 billion. Due to the uncertainty of the semiconductor supply shortage, our cash flow from operations could be impacted by year end work-in-process inventory related to vehicles produced without modules. The value of the vehicles manufactured without modules held in inventory was $1.4 billion at June 30, 2021. We do not consider the potential impact of future adjustments on our expected financial results.

The following table reconciles expected Net income attributable to stockholders under U.S. GAAP to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2021
Net income attributable to stockholders	$ 7.7-9.2
Income tax expense	2.8-3.3
Automotive interest expense, net	0.9
Adjustments(a)	0.1
EBIT-adjusted(b)	$ 11.5-13.5
________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within the MD&A for the details of each individual adjustment.
(b)We do not consider the potential future impact of adjustments on our expected financial results.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles expected EPS-diluted under U.S. GAAP to expected EPS-diluted-adjusted:

Year Ending December 31, 2021
Diluted earnings per common share	$ 5.12-6.12
Adjustments(a)	0.28
EPS-diluted-adjusted(b)	$ 5.40-6.40
________
(a)Refer to the reconciliation of diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted for within the MD&A for the details of each individual adjustment.
(b)We do not consider the potential future impact of adjustments on our expected financial results.

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

GMNA Industry sales in North America were 10.1 million units in the six months ended June 30, 2021, representing an increase of 29.5% compared to the corresponding period in 2020. U.S. industry sales were 8.5 million units in the six months ended June 30, 2021, representing an increase of 29.5% compared to the corresponding period in 2020.

Our total vehicle sales in the U.S., our largest market in North America, were 1.3 million units for market share of 15.6% in the six months ended June 30, 2021, representing a decrease of 1.3 percentage points compared to the corresponding period in 2020.

We expect to sustain relatively strong EBIT-adjusted margins in 2021 on the continued strength of favorable vehicle pricing and strong U.S. industry light vehicle sales, partially offset by higher costs associated with commodities and raw materials. Our outlook is dependent on the economic impact of the COVID-19 pandemic and the global shortage of semiconductors, both of which continue to evolve. As a result of the shortage of semiconductors, we have experienced interruptions to our planned production schedules and temporarily suspended certain manufacturing sites to prioritize production of our most popular and in-demand products, including our full-size trucks and full-size SUVs. Additionally, we have been manufacturing vehicles, without the impacted components, representing an inventory carrying value of approximately $1.4 billion at June 30, 2021. We expect to hold these vehicles in our inventory until they are completed and sold to our dealers.

GMI Industry sales in China were 13.3 million units in the six months ended June 30, 2021, representing an increase of 29.1% compared to the corresponding period in 2020, which was adversely impacted by the COVID-19 pandemic. Our total vehicle sales in China were 1.5 million units for market share of 11.5% in the six months ended June 30, 2021, representing an increase of 0.1 percentage points compared to the corresponding period in 2020. The ongoing global semiconductor supply shortage, macro-economic impact of COVID-19 and geopolitical tensions may place pressure on China's automotive industry. Our Automotive China JVs generated equity income of $0.6 billion in the six months ended June 30, 2021. Although price competition, higher costs associated with commodities and raw materials, and a more challenging regulatory environment related to emissions, fuel consumption and new energy vehicles will place pressure on our operations in China, we will continue to build upon our strong brands, network, and partnerships in China as well as drive improvements in vehicle mix and cost.

Outside of China, industry sales were 11.7 million units in the six months ended June 30, 2021, representing an increase of 25.5% compared to the corresponding period in 2020. Our total vehicle sales outside of China were 0.4 million units for a market share of 3.7% in the six months ended June 30, 2021, representing a decrease of 1.3 percentage points compared to the corresponding period in 2020.

Cruise Cruise is actively testing autonomous vehicles in the United States. Gated by safety and regulation, Cruise continues to make significant progress towards commercialization of a network of on-demand autonomous vehicles in the United States and globally.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2021, Cruise Holdings issued Cruise Class G Preferred Shares in exchange for $2.7 billion from Microsoft, Walmart and other investors, including $1.0 billion from General Motors Holdings LLC. All proceeds related to the Cruise Class G Preferred Shares are designated exclusively for working capital and general corporate purposes of Cruise Holdings. In addition, we, Cruise Holdings and Microsoft entered into a long-term strategic relationship to accelerate the commercialization of self-driving vehicles with Microsoft being the preferred public cloud provider. Refer to Note 16 to our condensed consolidated financial statements for further details.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the six months ended June 30, 2021, 28.1% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
GMNA	642	84.4%	331	78.6%	1,306	82.6%	1,106	79.8%
GMI	118	15.6%	90	21.4%	275	17.4%	281	20.2%
Total	760	100.0%	421	100.0%	1,581	100.0%	1,387	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Six Months Ended
	June 30, 2021			June 30, 2020			June 30, 2021			June 30, 2020
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,523	688	15.2%	3,019	492	16.3%	8,541	1,330	15.6%	6,598	1,111	16.8%
Other	839	106	12.6%	503	73	14.4%	1,573	210	13.3%	1,210	173	14.3%
Total North America	5,362	794	14.8%	3,522	565	16.0%	10,114	1,540	15.2%	7,808	1,284	16.4%
Asia/Pacific, Middle East and Africa
China(a)	6,646	751	11.3%	6,391	714	11.2%	13,342	1,531	11.5%	10,337	1,175	11.4%
Other	4,729	124	2.6%	3,189	131	4.1%	9,959	225	2.3%	8,098	275	3.4%
Total Asia/Pacific, Middle East and Africa	11,375	875	7.7%	9,580	845	8.8%	23,301	1,756	7.5%	18,435	1,450	7.9%
South America
Brazil	546	50	9.1%	250	40	15.8%	1,074	125	11.6%	808	134	16.6%
Other	349	38	10.8%	140	17	12.2%	706	80	11.4%	451	55	12.1%
Total South America	895	88	9.8%	390	57	14.5%	1,780	205	11.5%	1,259	189	15.0%
Total in GM markets	17,632	1,757	10.0%	13,492	1,467	10.9%	35,195	3,501	9.9%	27,502	2,923	10.6%
Total Europe	4,358	—	—%	2,595	—	—%	8,297	1	—%	6,307	—	—%
Total Worldwide(b)	21,990	1,757	8.0%	16,087	1,467	9.1%	43,492	3,502	8.1%	33,809	2,923	8.6%
United States
Cars	1,028	29	2.8%	661	37	5.6%	1,888	90	4.8%	1,552	109	7.0%
Trucks	1,139	356	31.2%	846	253	30.0%	2,198	663	30.1%	1,792	545	30.4%
Crossovers	2,356	303	12.9%	1,512	202	13.4%	4,455	577	13.0%	3,254	457	14.0%
Total United States	4,523	688	15.2%	3,019	492	16.3%	8,541	1,330	15.6%	6,598	1,111	16.8%
China(a)
SGMS		353			350			700			557
SGMW		398			364			831			618
Total China	6,646	751	11.3%	6,391	714	11.2%	13,342	1,531	11.5%	10,337	1,175	11.4%
__________
(a)Includes sales by the Automotive China JVs: SAIC General Motors Sales Co., Ltd. (SGMS) and SAIC GM Wuling Automobile Co., Ltd. (SGMW).
(b)Cuba, Iran, North Korea, Sudan and Syria are subject to broad economic sanctions. Accordingly, these countries are excluded from industry sales data and corresponding calculation of market share.

In the six months ended June 30, 2021, we estimate we were the market share leader in North America.

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
GMNA	118	70	251	269
GMI	74	47	134	126
Total fleet sales	192	117	385	395

Fleet sales as a percentage of total vehicle sales	10.9%	8.0%	11.0%	13.5%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Due to high used vehicle prices, for the three and six months ended June 30, 2021 compared to the same periods in 2020, prices on leased vehicles at termination generally exceeded their contractual residual values, which resulted in increased lessee or grounding dealer purchases of the leased vehicles upon lease termination. The high used vehicle prices were driven by continued low new vehicle inventory, compounded by the global semiconductor supply shortage impacting automotive production, and strong demand for new and used vehicles driven by economic recovery and government stimulus. For the full year 2021, GM Financial expects used vehicle prices to be higher than 2020 levels, primarily due to sustained low new vehicle inventory and an economic recovery driving continued strong demand for new and used vehicles. The increase in used vehicle prices resulted in gains on terminations of leased vehicles of $0.8 billion and $1.2 billion in GM Financial interest, operating and other expenses for the three and six months ended June 30, 2021, compared to gains of $0.1 billion and $0.2 billion in the corresponding periods in 2020. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	June 30, 2021			December 31, 2020
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$16,835	960	66.6%	$16,334	964	65.5%
Trucks	7,918	275	19.1%	7,455	275	18.7%
SUVs	3,386	88	6.1%	3,435	92	6.3%
Cars	1,737	119	8.2%	1,949	140	9.5%
Total	$29,876	1,442	100.0%	$29,173	1,471	100.0%

GM Financial's penetration of our retail sales in the U.S. was 43% in the six months ended June 30, 2021 and 49% in the corresponding period in 2020. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America decreased to 71% in the six months ended June 30, 2021 from 74% in the six months ended June 30, 2020. In the six months ended June 30, 2021, GM Financial's revenue consisted of leased vehicle income of 68%, retail finance charge income of 28% and commercial finance charge income of 2%.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2021	June 30, 2020			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$27,932	$11,604	$16,328	n.m.	$8.6	$4.6	$2.0	$1.1
GMI	2,792	1,677	1,115	66.5%	$0.4	$0.3	$0.2	$0.2
Corporate	21	80	(59)	(73.8)%				$(0.1)
Automotive	30,745	13,361	17,384	n.m.	$9.0	$4.9	$2.1	$1.3
Cruise	25	28	(3)	(10.7)%				$—
GM Financial	3,426	3,423	3	0.1%				$—
Eliminations/reclassifications	(29)	(34)	5	14.7%		$—		$—
Total net sales and revenue	$34,167	$16,778	$17,389	n.m.	$9.0	$4.9	$2.1	$1.3
________
n.m. = not meaningful

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2021	June 30, 2020			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$53,889	$37,435	$16,454	44.0%	$5.3	$6.2	$3.7	$1.3
GMI	5,878	4,957	921	18.6%	$(0.1)	$0.5	$0.5	$—
Corporate	40	118	(78)	(66.1)%				$(0.1)
Automotive	59,807	42,510	17,297	40.7%	$5.2	$6.7	$4.2	$1.2
Cruise	55	53	2	3.8%				$—
GM Financial	6,833	6,984	(151)	(2.2)%				$(0.2)
Eliminations/reclassifications	(54)	(60)	6	10.0%				$—
Total net sales and revenue	$66,641	$49,487	$17,154	34.7%	$5.2	$6.7	$4.2	$1.0

Refer to the regional sections of this MD&A for additional information on volume, mix and price.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2021	June 30, 2020			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$24,061	$11,165	$(12,896)	n.m.	$(6.5)	$(2.0)	$(4.3)	$(0.1)
GMI	2,850	2,015	(835)	(41.4)%	$(0.4)	$(0.1)	$(0.3)	$(0.1)
Corporate	42	76	34	44.7%			$—	$—
Cruise	313	188	(125)	(66.5)%			$(0.1)
Eliminations	—	—	—	—%		$—	$—
Total automotive and other cost of sales	$27,266	$13,444	$(13,822)	n.m.	$(6.8)	$(2.1)	$(4.6)	$(0.2)
________
n.m. = not meaningful

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2021	June 30, 2020			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$46,023	$33,718	$(12,305)	(36.5)%	$(4.0)	$(2.6)	$(5.5)	$(0.2)
GMI	5,747	5,898	151	2.6%	$—	$(0.1)	$0.1	$0.2
Corporate	71	183	112	61.2%			$0.1	$0.1
Cruise	540	371	(169)	(45.6)%			$(0.2)
Eliminations	—	—	—	—%
Total automotive and other cost of sales	$52,381	$40,170	$(12,211)	(30.4)%	$(3.9)	$(2.7)	$(5.6)	$—

In the three months ended June 30, 2021, increased Cost was primarily due to: (1) an increase in campaigns and other warranty-related costs of $1.3 billion; (2) increased material and freight costs of $1.1 billion; (3) increased engineering costs of $0.9 billion primarily related to accelerating our electric vehicle portfolio and the suspension of production and austerity measures in 2020 due to the COVID-19 pandemic; (4) increased costs of $0.6 billion primarily related to parts and accessories sales; and (5) increased manufacturing costs of $0.6 billion primarily related to the suspension of production and austerity measures in 2020 due to the COVID-19 pandemic. In the three months ended June 30, 2021, unfavorable Other was primarily due to the foreign currency effect resulting from the strengthening of various currencies against the U.S. Dollar.

In the six months ended June 30, 2021, increased Cost was primarily due to: (1) increased material and freight costs of $2.1 billion; (2) an increase in campaigns and other warranty-related costs of $1.3 billion; (3) increased engineering costs of $1.2 billion primarily related to accelerating our electric vehicle portfolio and the suspension of production and austerity measures in 2020 due to the COVID-19 pandemic; (4) increased costs of $0.6 billion primarily related to parts and accessories sales; (5) increased manufacturing costs of $0.5 billion primarily related to the suspension of production and austerity measures in 2020 due to the COVID-19 pandemic; partially offset by (6) charges of $0.5 billion primarily related to dealer restructuring charges, property and intangible asset impairments and inventory provisions in Australia, New Zealand, and Thailand in 2020.

Refer to the regional sections of this MD&A for additional information on volume and mix.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive and other selling, general and administrative expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2021	June 30, 2020		%	June 30, 2021	June 30, 2020		%
Automotive and other selling, general and administrative expense	$2,125	$1,310	$(815)	(62.2)%	$3,928	$3,280	$(648)	(19.8)%

In the three months ended June 30, 2021, Automotive and other selling, general and administrative expense increased primarily due to increased advertising of $0.5 billion and several insignificant items primarily related to the suspension of production and austerity measures in 2020 due to the COVID-19 pandemic.

In the six months ended June 30, 2021, Automotive and other selling, general and administrative expense increased primarily due to increased advertising of $0.4 billion and several insignificant items primarily related to the suspension of production and austerity measures in 2020 due to the COVID-19 pandemic.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2021	June 30, 2020		%	June 30, 2021	June 30, 2020		%
Interest income and other non-operating income, net	$784	$413	$371	89.8%	$1,583	$724	$859	n.m.
________
n.m. = not meaningful

In the three months ended June 30, 2021, Interest Income and other non-operating income, net increased due to several insignificant items.

In the six months ended June 30, 2021, Interest Income and other non-operating income, net increased primarily due to: (1) gains of $0.4 billion in the six months ended June 30, 2021 compared to losses of $0.3 billion in the six months ended June 30, 2020 related to Stellantis warrants; and (2) $0.3 billion increase in non-service pension income.

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2021	June 30, 2020		%	June 30, 2021	June 30, 2020		%
Income tax expense (benefit)	$971	$(112)	$(1,083)	n.m.	$2,148	$245	$(1,903)	n.m.
________
n.m. = not meaningful

In the three and six months ended June 30, 2021, Income tax expense increased primarily due to an increase in pre-tax income.

For the three and six months ended June 30, 2021, our ETR-adjusted was 25.2% and 22.8%. We expect our adjusted effective tax rate to be approximately 24% for the year ending December 31, 2021.

Refer to Note 14 to our condensed consolidated financial statements for additional information related to Income tax expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended		Favorable / (Unfavorable)	%	Variance Due To
	June 30, 2021	June 30, 2020			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$27,932	$11,604	$16,328	n.m.	$8.6	$4.6	$2.0		$1.1
EBIT (loss)-adjusted	$2,894	$(101)	$2,995	n.m.	$2.2	$2.6	$2.0	$(3.9)	$0.2
EBIT (loss)-adjusted margin	10.4%	(0.9)%	11.3%
	(Vehicles in thousands)
Wholesale vehicle sales	642	331	311	94.0%
__________
n.m. = not meaningful

	Six Months Ended		Favorable / (Unfavorable)	%	Variance Due To
	June 30, 2021	June 30, 2020			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$53,889	$37,435	$16,454	44.0%	$5.3	$6.2	$3.7		$1.3
EBIT-adjusted	$6,028	$2,093	$3,935	n.m.	$1.3	$3.6	$3.7	$(5.0)	$0.4
EBIT-adjusted margin	11.2%	5.6%	5.6%
	(Vehicles in thousands)
Wholesale vehicle sales	1,306	1,106	200	18.1%
__________
n.m. = not meaningful

GMNA Total Net Sales and Revenue In the three months ended June 30, 2021, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes due to an increase in sales of full-size pickup trucks, crossover vehicles and full-size SUVs, as a result of suspending production in 2020 due to the COVID-19 pandemic, partially offset by a decrease in sales of passenger cars; (2) favorable mix associated with increased sales of full-size pickup trucks and full-size SUVs, decreased sales of passenger cars as a result of prioritizing semiconductor chips for our most popular and in demand vehicles, and improved mix associated with crossover vehicles; (3) favorable price primarily due to lower incentives as a result of low dealer inventory levels; and (4) favorable Other due to increased sales of parts and accessories and the foreign currency effect resulting from the strengthening of the Canadian Dollar against the U.S. Dollar.

In the six months ended June 30, 2021, Total net sales and revenue increased primarily due to (1) favorable mix associated with increased sales of full-size pickup trucks and full-size SUVs, decreased sales of passenger cars as a result of prioritizing semiconductor chips for our most popular and in-demand vehicles, and improved mix of crossover vehicles; (2) increased net wholesale volumes due to an increase in sales of full-size pickup trucks, full-size SUVs and crossover vehicles as a result of suspending production in 2020 due to the COVID-19 pandemic, partially offset by a decrease in sales of passenger cars; (3) favorable price primarily due to lower incentives as a result of low dealer inventory levels and the launch of our new full-size SUVs; (4) favorable Other due to increased sales of parts and accessories and the foreign currency effect resulting from the strengthening of the Canadian Dollar against the U.S. Dollar.

GMNA EBIT-Adjusted In the three months ended June 30, 2021, EBIT-adjusted increased primarily due to: (1) favorable mix; (2) increased net wholesale volumes; (3) favorable price; and (4) favorable Other due to the foreign currency effect resulting from the strengthening of the Canadian Dollar against the U.S. Dollar; partially offset by (5) unfavorable Cost due to increased campaigns and other warranty-related cost of $1.1 billion, increased material and freight cost of $1.0 billion, increased engineering cost of $0.7 billion including accelerating our electric vehicle portfolio, and increased manufacturing and advertising costs primarily related to the suspension of production and austerity measures in response to the COVID-19 pandemic in 2020.

In the six months ended June 30, 2021, EBIT- adjusted increased primarily due to: (1) favorable price; (2) favorable mix; (3) increased net wholesale volumes; and (4) favorable Other due to the foreign currency effect resulting from the strengthening of

GENERAL MOTORS COMPANY AND SUBSIDIARIES

the Canadian Dollar against the U.S. Dollar; partially offset by (5) unfavorable Cost due to increased material and freight cost of $2.0 billion, increased campaigns and other warranty-related cost of $1.2 billion, increased engineering cost of $0.9 billion including accelerating our electric vehicle portfolio, and increased manufacturing and advertising costs primarily related to the suspension of production and austerity measures in response to the COVID-19 pandemic in 2020.

GM International

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2021	June 30, 2020		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$2,792	$1,677	$1,115	66.5%	$0.4	$0.3	$0.2		$0.2
EBIT (loss)-adjusted	$15	$(270)	$285	n.m.	$—	$0.2	$0.2	$(0.2)	$0.1
EBIT (loss)-adjusted margin	0.5%	(16.1)%	16.6%
Equity income — Automotive China	$276	$169	$107	63.3%
EBIT (loss)-adjusted — excluding Equity income	$(261)	$(439)	$178	40.5%
	(Vehicles in thousands)
Wholesale vehicle sales	118	90	28	31.1%
__________
n.m. = not meaningful

	Six Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2021	June 30, 2020		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$5,878	$4,957	$921	18.6%	$(0.1)	$0.5	$0.5		$—
EBIT (loss)-adjusted	$323	$(821)	$1,144	n.m.	$—	$0.4	$0.4	$(0.3)	$0.6
EBIT (loss)-adjusted margin	5.5%	(16.6)%	22.1%
Equity income — Automotive China	$584	$2	$582	n.m.
EBIT (loss)-adjusted — excluding Equity income	$(261)	$(823)	$562	68.3%
	(Vehicles in thousands)
Wholesale vehicle sales	275	281	(6)	(2.1)%
__________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT (loss)-adjusted above.

GMI Total Net Sales and Revenue In the three months ended June 30, 2021, Total net sales and revenue increased primarily due to: (1) increased wholesale volumes primarily in South America and the Middle East, partially offset by lower volumes in Asia/Pacific inclusive of the wind-down of our vehicle sales operations in Australia, New Zealand and Thailand; (2) favorable mix in the Middle East and South America; (3) favorable pricing across multiple vehicle lines in Brazil and Argentina; and (4) favorable Other primarily due to increased components, parts and accessories sales and the foreign currency effect resulting from the strengthening of the Korean Won against the U.S. Dollar.

In the six months ended June 30, 2021, Total net sales and revenue increased primarily due to: (1) favorable mix in South America and the Middle East; (2) favorable pricing in Brazil, Argentina and the Middle East; partially offset by (3) decreased wholesale volumes primarily due to the semiconductor supply shortage and the wind-down of our vehicle sales operations in Australia, New Zealand and Thailand.

GMI EBIT (Loss)-Adjusted In the three months ended June 30, 2021, EBIT-adjusted increased primarily due to: (1) favorable mix; (2) favorable price; and (3) favorable Other primarily due to increased equity income; partially offset by (4) unfavorable Cost primarily due to increased material and warranty recall campaign costs.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2021, EBIT-adjusted increased primarily due to: (1) favorable mix in South America, Australia and the Middle East; (2) favorable price; and (3) favorable Other primarily due to increased equity income; partially offset by (4) unfavorable Cost primarily due to increased material and warranty recall campaign costs, partially offset by favorable fixed costs.

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

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Wholesale vehicle sales, including vehicles exported to markets outside of China	620	733	1,295	1,075
Total net sales and revenue	$8,954	$9,239	$18,830	$13,560
Net income	$527	$562	$1,113	$214

Cruise

	Three Months Ended		Favorable / (Unfavorable)	%	Six Months Ended		Favorable / (Unfavorable)	%
	June 30, 2021	June 30, 2020			June 30, 2021	June 30, 2020
Total net sales and revenue(a)	$25	$28	$(3)	(10.7)%	$55	$53	$2	3.8%
EBIT (loss)-adjusted	$(332)	$(195)	$(137)	(70.3)%	$(561)	$(423)	$(138)	(32.6)%
__________
(a)Primarily reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three and six months ended June 30, 2021 and 2020.

GM Financial

	Three Months Ended		Increase/ (Decrease)	%	Six Months Ended		Increase/ (Decrease)	%
	June 30, 2021	June 30, 2020			June 30, 2021	June 30, 2020
Total revenue	$3,426	$3,423	$3	0.1%	$6,833	$6,984	$(151)	(2.2)%
Provision for loan losses	$59	$327	$(268)	(82.0)%	$33	$793	$(760)	(95.8)%
EBT-adjusted	$1,581	$226	$1,355	n.m.	$2,763	$456	$2,307	n.m.
Average debt outstanding (dollars in billions)	$94.7	$95.9	$(1.2)	(1.3)%	$94.3	$92.4	$1.9	2.1%
Effective rate of interest paid	2.7%	3.3%	(0.6)%		2.7%	3.5%	(0.8)%
__________
n.m. = not meaningful

GM Financial Revenue In the three months ended June 30, 2021, total revenue increased by an insignificant amount.

In the six months ended June 30, 2021, total revenue decreased primarily due to decreased leased vehicle income of $0.2 billion primarily due to a decline in the average balance of the leased vehicles portfolio.

GM Financial EBT-Adjusted In the three months ended June 30, 2021, EBT-adjusted increased primarily due to: (1) increased leased vehicle income net of leased vehicle expenses of $0.9 billion primarily due to increased lease termination gains, due to the increase in used vehicle prices for the three months ended June 30, 2021 compared to the same period in 2020,

GENERAL MOTORS COMPANY AND SUBSIDIARIES

as well as a decrease in depreciation on leased vehicles resulting from increased residual value estimates; (2) decreased provision for loan losses of $0.3 billion primarily due to a reduction in the reserve levels established during the three months ended June 30, 2020, following the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecast and favorable expectations for future charge-offs and recoveries, reflecting improved forecast economic conditions; and (3) decreased interest expense of $0.2 billion due to decreased credit spreads on GM Financial debt.

In the six months ended June 30, 2021, EBT-adjusted increased primarily due to (1) increased leased vehicle income net of leased vehicle expenses of $1.2 billion primarily due to increased lease termination gains, due to the increase in used vehicle prices for the six months ended June 30, 2021 compared to the same period in 2020, as well as a decrease in depreciation on leased vehicles resulting from increased residual value estimates and a decrease in the size of the portfolio; (2) decreased provision for loan losses of $0.8 billion primarily due to a reduction in the reserve levels established during the six months ended June 30, 2020, following the onset of the COVID-19 pandemic, as a result of actual credit performance that was better than forecast and favorable expectations for future charge-offs and recoveries, reflecting improved forecast economic conditions; and (3) decreased interest expense of $0.3 billion due to decreased credit spreads on GM Financial debt.

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

Our known current material uses of cash include, among other possible demands: (1) capital expenditures of approximately $9.0 billion to $10.0 billion in 2021 in addition to payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls and any other recall-related contingencies; and (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans. Our material future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on the three objectives of our capital allocation program: (1) grow our business at an average target ROIC-adjusted rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18 billion; and (3) after the first two objectives are met, return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors, not less than once annually.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $17.5 billion at June 30, 2021 and $18.5 billion at December 31, 2020. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for

GENERAL MOTORS COMPANY AND SUBSIDIARIES

exclusive use by GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.3 billion at June 30, 2021 and December 31, 2020.

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

If available capacity permits, GM Financial continues to have access to our automotive credit facilities, except for the three-year, $2.0 billion transformation facility. GM Financial did not have borrowings outstanding against any of these facilities at June 30, 2021 and December 31, 2020. We had intercompany loans from GM Financial of $0.3 billion and $0.4 billion at June 30, 2021 and December 31, 2020, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at June 30, 2021 and December 31, 2020. Refer to Note 4 to our condensed consolidated financial statements for additional information.

GM Financial's Board of Directors declared and paid dividends of $0.6 billion and $1.2 billion on its common stock in the three and six months ended June 30, 2021 and $0.4 billion and $0.8 billion in the three and six months ended June 30, 2020. Current dividend levels are reflective of record GM Financial earnings supported by strong residual values, favorable credit performance and improved economic conditions. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio.

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of June 30, 2021 and determined we are in compliance and expect to remain in compliance in the future.

The following table summarizes our available liquidity (dollars in billions):

	June 30, 2021	December 31, 2020
Automotive cash and cash equivalents	$16.8	$14.2
Marketable debt securities	4.1	8.1
Automotive cash, cash equivalents and marketable debt securities	20.9	22.3
Cruise cash and cash equivalents(a)	1.8	0.8
Cruise marketable debt securities(a)	2.1	0.9
Available liquidity	24.8	24.0
Available under credit facilities	17.2	18.2
Total available liquidity	$42.0	$42.2
__________
(a)Amounts are designated exclusively for the use of Cruise.

The following table summarizes the changes in our Automotive available liquidity (excluding Cruise, dollars in billions):

Six Months Ended June 30, 2021
Operating cash flow	$2.9
Capital expenditures	(2.4)
GM investment in Cruise	(1.0)
Decrease in available credit facilities	(1.0)
Other non-operating	(0.9)
Total change in automotive available liquidity	$(2.4)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2021	June 30, 2020
Operating Activities
Net income (loss)	$4.7	$(0.5)	$5.2
Depreciation, amortization and impairment charges	2.8	2.8	—
Pension and OPEB activities	(1.2)	(0.8)	(0.4)
Working capital	(3.2)	(5.8)	2.6
Accrued and other liabilities and income taxes	(1.2)	(4.9)	3.7
Other	1.0	1.5	(0.5)
Net automotive cash provided by (used in) operating activities	$2.9	$(7.7)	$10.6

In the six months ended June 30, 2021, the increase in Net automotive cash provided by (used in) operating activities was primarily due to: (1) favorable pre-tax earnings of $6.1 billion; (2) favorable working capital primarily due to favorable accounts payable of $4.5 billion, partially offset by unfavorable inventory of $2.4 billion; (3) lower sales incentive payments of $0.7 billion; (4) higher dividends received from GM Financial of $0.4 billion; and (5) several other insignificant items.

	Six Months Ended		Change
	June 30, 2021	June 30, 2020
Investing Activities
Capital expenditures	$(2.4)	$(2.3)	$(0.1)
Acquisitions and liquidations of marketable securities, net(a)	4.0	(3.3)	7.3
GM investment in Cruise	(1.0)	—	(1.0)
Other	(0.3)	—	(0.3)
Net automotive cash provided by (used in) investing activities	$0.3	$(5.6)	$5.9
__________
(a)Amount includes $0.6 billion of proceeds from the sale of our remaining shares in Lyft in the six months ended June 30, 2020.

In the six months ended June 30, 2021, cash provided by acquisitions and liquidations of marketable securities, net increased due to liquidations of securities to fund operating activities and investments, compared to net acquisitions of securities from revolver proceeds during the six months ended June 30, 2020.

	Six Months Ended		Change
	June 30, 2021	June 30, 2020
Financing Activities
Borrowings against credit facilities	$—	$15.9	$(15.9)
Net proceeds (payments) from short-term debt(a)	(0.5)	1.6	(2.1)
Issuance of senior unsecured notes	—	4.0	(4.0)
Dividends paid and payments to purchase common stock	—	(0.6)	0.6
Other	0.1	(0.3)	0.4
Net automotive cash (used in) provided by financing activities	$(0.4)	$20.6	$(21.0)
__________
(a)Amount includes $0.9 billion intercompany loans from GM Financial for subvention owed in the six months ended June 30, 2020.

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the six months ended June 30, 2021, net automotive cash provided by operating activities under U.S. GAAP was $2.9 billion, capital expenditures were $2.4 billion, and adjustments for management actions were insignificant.

In the six months ended June 30, 2020, net automotive cash used in operating activities under U.S. GAAP was $7.7 billion, capital expenditures were $2.3 billion, and adjustments for management actions were insignificant.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited (DBRS), Fitch Ratings, Moody's Investor Service and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. In March 2021, Moody’s Investor Services affirmed our investment-grade credit ratings and raised our ratings outlook to stable. In June 2021, DBRS affirmed our investment-grade credit rating and raised our ratings outlook to positive. As of July 19, 2021, all other credit ratings remained unchanged since December 31, 2020.

Cruise Liquidity In the six months ended June 30, 2021, Cruise Holdings issued Cruise Class G Preferred Shares in exchange for $2.7 billion from Microsoft, Walmart and other investors, including $1.0 billion from General Motors Holdings LLC. Refer to Note 16 to our condensed consolidated financial statements for additional information. When Cruise's autonomous vehicles are ready for commercial deployment, Softbank Vision Fund (AIV M2), L.P. is obligated to purchase additional Cruise convertible preferred shares for $1.35 billion.

The following table summarizes the changes in our Cruise available liquidity (dollars in billions):

Six Months Ended June 30, 2021
Operating cash flow	$(0.5)
Issuance of Cruise Preferred Shares	1.7
GM investment in Cruise	1.0
Total change in Cruise available liquidity(a)	$2.2
__________
(a)Excludes a multi-year credit agreement between Cruise and GM Financial whereby Cruise can request to borrow, over time, up to an aggregate of $5.2 billion, through 2024, to fund exclusively the purchase of autonomous vehicles from GM.

Cruise Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2021	June 30, 2020
Net cash used in operating activities	$(0.5)	$(0.4)	$(0.1)
Net cash used in investing activities	$(1.2)	$(0.7)	$(0.5)
Net cash provided by financing activities	$2.7	$—	$2.7

In the six months ended June 30, 2021, cash used in investing activities increased due to higher net acquisitions of marketable securities resulting from the issuance of Cruise Preferred Shares.

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

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$4.4	$5.1
Borrowing capacity on unpledged eligible assets	21.1	19.0
Borrowing capacity on committed unsecured lines of credit	0.5	0.5
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$28.0	$26.6

At June 30, 2021, GM Financial's available liquidity increased from December 31, 2020 due to increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt, partially offset by a decrease in cash and cash equivalents. GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at June 30, 2021 and December 31, 2020. Refer to the Automotive Liquidity section of this MD&A for additional details.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At June 30, 2021, secured, committed unsecured and uncommitted unsecured credit facilities totaled $26.7 billion, $0.5 billion and $1.3 billion with advances outstanding of $1.3 billion, an insignificant amount and $1.3 billion.

GM Financial Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2021	June 30, 2020
Net cash provided by operating activities	$3.6	$4.1	$(0.5)
Net cash used in investing activities	$(3.4)	$(3.2)	$(0.2)
Net cash provided by financing activities	$0.2	$3.0	$(2.8)

In the six months ended June 30, 2021, Net cash provided by operating activities decreased primarily due to: (1) a decrease in derivative collateral posting activities of $0.6 billion; and (2) a decrease in leased vehicle income of $0.2 billion; partially offset by (3) a decrease in interest paid of $0.3 billion.

In the six months ended June 30, 2021, Net cash used in investing activities increased primarily due to: (1) an increase in purchases of leased vehicles of $6.3 billion; (2) an increase in purchases of finance receivables of $1.5 billion; partially offset by (3) an increase in proceeds from terminated vehicles of $5.3 billion; and (4) an increase in collections and recoveries on finance receivables of $2.3 billion.

In the six months ended June 30, 2021, Net cash provided by financing activities decreased primarily due to: (1) a decrease in borrowings of $5.1 billion; and (2) an increase in dividend payments of $0.4 billion; partially offset by (3) a decrease in debt repayments of $2.7 billion.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2021 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to the COVID-19 pandemic, we are monitoring our control environment with increased vigilance to ensure changes as a result of physical distancing are addressed and all increased risks are mitigated. For additional information refer to Part I, Item 1A. Risk Factors of our 2020 Form 10-K.

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

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended June 30, 2021:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
April 1, 2021 through April 30, 2021	182,497	$57.80	—	$3.3 billion
May 1, 2021 through May 31, 2021	18,254	$57.41	—	$3.3 billion
June 1, 2021 through June 30, 2021	—	$—	—	$3.3 billion
Total	200,751	$57.76	—
_______
(a)Shares purchased consist of shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs and PSUs relating to compensation plans. Refer to our 2020 Form 10-K for additional details on employee stock incentive plans.
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
Incorporated by Reference
3.2
General Motors Company Amended and Restated Bylaws, as amended August 14, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed on August 20, 2018
Incorporated by Reference
10.1†
Fourth Amended and Restated 3-Year Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed April 7, 2021
Incorporated by Reference
10.2†
Third Amended and Restated 364-Day Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed April 7, 2021
Incorporated by Reference
10.3†
Amendment No. 1 to Third Amended and Restated 5-Year Revolving Credit Agreement, dated as of April 18, 2018, among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Company filed April 7, 2021
Incorporated by Reference
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
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

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	August 4, 2021