Form 10-Q
period 2021-09-30
General Motors Co
filed 2021-10-27
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 12, 2021 there were 1,451,860,294 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales and revenue
Automotive	$23,426	$32,067	$83,237	$74,580
GM Financial	3,353	3,413	10,183	10,387
Total net sales and revenue (Note 2)	26,779	35,480	93,420	84,967
Costs and expenses
Automotive and other cost of sales	20,672	27,169	73,053	67,339
GM Financial interest, operating and other expenses	2,314	2,259	6,487	8,853
Automotive and other selling, general and administrative expense	2,148	1,628	6,076	4,908
Total costs and expenses	25,134	31,056	85,616	81,100
Operating income	1,645	4,424	7,804	3,867
Automotive interest expense	230	327	723	823
Interest income and other non-operating income, net	800	499	2,383	1,223
Equity income (Note 7)	323	309	1,015	389
Income before income taxes	2,538	4,905	10,479	4,656
Income tax expense (Note 14)	152	887	2,300	1,132
Net income	2,386	4,018	8,179	3,524
Net loss attributable to noncontrolling interests	34	27	99	57
Net income attributable to stockholders	$2,420	$4,045	$8,278	$3,581

Net income attributable to common stockholders	$2,375	$4,005	$8,141	$3,446

Earnings per share (Note 17)
Basic earnings per common share	$1.64	$2.80	$5.61	$2.41
Weighted-average common shares outstanding – basic	1,452	1,432	1,450	1,432

Diluted earnings per common share	$1.62	$2.78	$5.55	$2.40
Weighted-average common shares outstanding – diluted	1,467	1,439	1,467	1,439

Dividends declared per common share	$—	$—	$—	$0.38

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$2,386	$4,018	$8,179	$3,524
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	(210)	67	87	(964)
Defined benefit plans	197	(115)	385	163
Other comprehensive income (loss), net of tax	(13)	(48)	472	(801)
Comprehensive income	2,373	3,970	8,651	2,723
Comprehensive loss attributable to noncontrolling interests	40	21	112	59
Comprehensive income attributable to stockholders	$2,413	$3,991	$8,763	$2,782

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$17,365	$19,992
Marketable debt securities (Note 3)	6,575	9,046
Accounts and notes receivable, net	8,091	8,035
GM Financial receivables, net (Note 4; Note 8 at VIEs)	25,093	26,209
Inventories (Note 5)	14,534	10,235
Other current assets (Note 3; Note 8 at VIEs)	6,133	7,407
Total current assets	77,791	80,924
Non-current Assets
GM Financial receivables, net (Note 4; Note 8 at VIEs)	34,645	31,783
Equity in net assets of nonconsolidated affiliates (Note 7)	9,234	8,406
Property, net	39,637	37,632
Goodwill and intangible assets, net	5,126	5,230
Equipment on operating leases, net (Note 6; Note 8 at VIEs)	39,657	39,819
Deferred income taxes	22,245	24,136
Other assets (Note 3; Note 8 at VIEs)	10,222	7,264
Total non-current assets	160,766	154,270
Total Assets	$238,557	$235,194

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$18,648	$19,928
Short-term debt and current portion of long-term debt (Note 9)
Automotive	476	1,276
GM Financial (Note 8 at VIEs)	34,343	35,637
Accrued liabilities (Note 11)	18,484	23,069
Total current liabilities	71,951	79,910
Non-current Liabilities
Long-term debt (Note 9)
Automotive	16,372	16,193
GM Financial (Note 8 at VIEs)	57,762	56,788
Postretirement benefits other than pensions (Note 12)	6,111	6,277
Pensions (Note 12)	10,822	12,902
Other liabilities (Note 11)	15,218	13,447
Total non-current liabilities	106,285	105,607
Total Liabilities	178,236	185,517
Commitments and contingencies (Note 13)
Equity (Note 16)
Common stock, $0.01 par value	15	14
Additional paid-in capital	26,926	26,542
Retained earnings	40,212	31,962
Accumulated other comprehensive loss	(13,003)	(13,488)
Total stockholders’ equity	54,150	45,030
Noncontrolling interests	6,171	4,647
Total Equity	60,321	49,677
Total Liabilities and Equity	$238,557	$235,194

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net income	$8,179	$3,524
Depreciation and impairment of Equipment on operating leases, net	4,757	5,518
Depreciation, amortization and impairment charges on Property, net	4,357	4,217
Foreign currency remeasurement and transaction (gains) losses	(59)	50
Undistributed earnings (loss) of nonconsolidated affiliates, net	(306)	137
Pension contributions and OPEB payments	(624)	(610)
Pension and OPEB income, net	(1,205)	(754)
Provision for deferred taxes	1,963	700
Change in other operating assets and liabilities	(8,683)	(2,805)
Net cash provided by operating activities	8,379	9,977
Cash flows from investing activities
Expenditures for property	(4,310)	(3,328)
Available-for-sale marketable securities, acquisitions	(5,784)	(12,190)
Available-for-sale marketable securities, liquidations	8,236	7,018
Purchases of finance receivables, net	(25,518)	(22,294)
Principal collections and recoveries on finance receivables	18,297	14,622
Purchases of leased vehicles, net	(16,698)	(10,468)
Proceeds from termination of leased vehicles	15,513	9,937
Other investing activities	(675)	(116)
Net cash used in investing activities	(10,939)	(16,819)
Cash flows from financing activities
Net increase in short-term debt	3,203	580
Proceeds from issuance of debt (original maturities greater than three months)	34,843	64,931
Payments on debt (original maturities greater than three months)	(38,266)	(50,659)
Proceeds from issuance of subsidiary preferred stock (Note 16)	1,736	492
Dividends paid	(170)	(653)
Other financing activities	(134)	(532)
Net cash provided by financing activities	1,212	14,159
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(118)	(404)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,466)	6,913
Cash, cash equivalents and restricted cash at beginning of period	23,117	22,943
Cash, cash equivalents and restricted cash at end of period	$21,651	$29,856

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$4,311	$2,448

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$14	$26,074	$26,860	$(11,156)	$4,165	$45,957
Adoption of accounting standards	—	—	(660)	—	—	(660)
Net income	—	—	294	—	(8)	286
Other comprehensive loss	—	—	—	(644)	(12)	(656)
Issuance of subsidiary preferred stock	—	—	—	—	26	26
Purchase of common stock	—	(57)	(33)	—	—	(90)
Stock based compensation	—	(3)	(7)	—	—	(10)
Cash dividends paid on common stock	—	—	(545)	—	—	(545)
Dividends to noncontrolling interests	—	—	—	—	(4)	(4)
Other	—	—	(24)	—	37	13
Balance at March 31, 2020	14	26,014	25,885	(11,800)	4,204	44,317
Net loss	—	—	(758)	—	(22)	(780)
Other comprehensive loss	—	—	—	(101)	4	(97)
Issuance of subsidiary preferred stock	—	—	—	—	26	26
Stock based compensation	—	73	—	—	—	73
Dividends to noncontrolling interests	—	—	—	—	(39)	(39)
Other	—	—	(23)	—	16	(7)
Balance at June 30, 2020	14	26,087	25,104	(11,901)	4,189	43,493
Net income	—	—	4,045	—	(27)	4,018
Other comprehensive loss	—	—	—	(54)	6	(48)
Issuance of subsidiary preferred stock (Note 16)	—	—	—	—	492	492
Stock based compensation	—	61	—	—	—	61
Other	—	—	(15)	—	7	(8)
Balance at September 30, 2020	$14	$26,148	$29,134	$(11,955)	$4,667	$48,008

Balance at January 1, 2021	$14	$26,542	$31,962	$(13,488)	$4,647	$49,677
Net income	—	—	3,022	—	(8)	3,014
Other comprehensive income	—	—	—	162	(7)	155
Issuance of subsidiary preferred stock (Note 16)	—	—	—	—	1,537	1,537
Stock based compensation	—	132	—	—	—	132
Dividends to noncontrolling interests	—	—	—	—	(61)	(61)
Other	—	(7)	4	—	(8)	(11)
Balance at March 31, 2021	14	26,667	34,988	(13,326)	6,100	54,443
Net income	—	—	2,836	—	(57)	2,779
Other comprehensive income	—	—	—	330	—	330
Issuance of subsidiary preferred stock (Note 16)	—	—	—	—	199	199
Stock based compensation	—	177	(4)	—	—	173
Dividends to noncontrolling interests	—	—	—	—	(64)	(64)
Other	1	—	(14)	—	29	16
Balance at June 30, 2021	15	26,844	37,806	(12,996)	6,207	57,876
Net income	—	—	2,420	—	(34)	2,386
Other comprehensive loss	—	—	—	(7)	(6)	(13)
Stock based compensation	—	82	1	—	—	83
Dividends to noncontrolling interests	—	—	—	—	(1)	(1)
Other	—	—	(15)	—	5	(10)
Balance at September 30, 2021	$15	$26,926	$40,212	$(13,003)	$6,171	$60,321

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

Note 2. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended September 30, 2021
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$19,633	$2,548	$6	$22,187	$—	$—	$—	$22,187
Used vehicles	115	14	—	129	—	—	—	129
Services and other	806	281	21	1,108	26	—	(24)	1,110
Automotive net sales and revenue	20,554	2,843	27	23,424	26	—	(24)	23,426
Leased vehicle income	—	—	—	—	—	2,246	—	2,246
Finance charge income	—	—	—	—	—	1,035	—	1,035
Other income	—	—	—	—	—	73	(1)	72
GM Financial net sales and revenue	—	—	—	—	—	3,354	(1)	3,353
Net sales and revenue	$20,554	$2,843	$27	$23,424	$26	$3,354	$(25)	$26,779

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended September 30, 2020
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$28,143	$2,513	$—	$30,656	$—	$—	$—	$30,656
Used vehicles	185	23	6	214	—	—	—	214
Services and other	800	199	197	1,196	26	—	(25)	1,197
Automotive net sales and revenue	29,128	2,735	203	32,066	26	—	(25)	32,067
Leased vehicle income	—	—	—	—	—	2,354	—	2,354
Finance charge income	—	—	—	—	—	999	—	999
Other income	—	—	—	—	—	68	(8)	60
GM Financial net sales and revenue	—	—	—	—	—	3,421	(8)	3,413
Net sales and revenue	$29,128	$2,735	$203	$32,066	$26	$3,421	$(33)	$35,480

	Nine Months Ended September 30, 2021
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$71,546	$7,825	$8	$79,379	$—	$—	$—	$79,379
Used vehicles	480	40	—	520	—	—	—	520
Services and other	2,417	856	59	3,332	81	—	(75)	3,338
Automotive net sales and revenue	74,443	8,721	67	83,231	81	—	(75)	83,237
Leased vehicle income	—	—	—	—	—	6,871	—	6,871
Finance charge income	—	—	—	—	—	3,087	—	3,087
Other income	—	—	—	—	—	229	(4)	225
GM Financial net sales and revenue	—	—	—	—	—	10,187	(4)	10,183
Net sales and revenue	$74,443	$8,721	$67	$83,231	$81	$10,187	$(79)	$93,420

	Nine Months Ended September 30, 2020
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$63,569	$6,950	$—	$70,519	$—	$—	$—	$70,519
Used vehicles	683	65	16	764	—	—	—	764
Services and other	2,311	677	305	3,293	79	—	(75)	3,297
Automotive net sales and revenue	66,563	7,692	321	74,576	79	—	(75)	74,580
Leased vehicle income	—	—	—	—	—	7,203	—	7,203
Finance charge income	—	—	—	—	—	2,971	(1)	2,970
Other income	—	—	—	—	—	231	(17)	214
GM Financial net sales and revenue	—	—	—	—	—	10,405	(18)	10,387
Net sales and revenue	$66,563	$7,692	$321	$74,576	$79	$10,405	$(93)	$84,967

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales increased revenue by $290 million and $340 million in the three months ended September 30, 2021 and 2020.
Contract liabilities in our Automotive segments primarily consist of maintenance, extended warranty and other service contracts of $2.5 billion and $2.4 billion at September 30, 2021 and December 31, 2020, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $262 million and $951 million related to contract liabilities in the three and nine months ended September 30, 2021 and $245 million and $872 million in the three and nine months ended September 30, 2020. We expect to recognize revenue of $459 million in the three months ending December 31, 2021 and $844 million, $469 million and $725 million in the years ending December 31, 2022, 2023 and thereafter related to contract liabilities at September 30, 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 3. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	September 30, 2021	December 31, 2020
Cash and cash equivalents
Cash and time deposits		$8,312	$8,010
Available-for-sale debt securities
U.S. government and agencies	2	188	1,370
Corporate debt	2	4,100	3,476
Sovereign debt	2	1,238	2,051
Total available-for-sale debt securities – cash equivalents		5,526	6,897
Money market funds	1	3,527	5,085
Total cash and cash equivalents(a)		$17,365	$19,992
Marketable debt securities
U.S. government and agencies	2	$803	$1,771
Corporate debt	2	3,212	3,630
Mortgage and asset-backed	2	566	632
Sovereign debt	2	1,994	3,013
Total available-for-sale debt securities – marketable securities(b)		$6,575	$9,046
Restricted cash
Cash and cash equivalents		$509	$269
Money market funds	1	3,777	2,856
Total restricted cash		$4,286	$3,125

Available-for-sale debt securities included above with contractual maturities(c)
Due in one year or less		$8,490
Due between one and five years		3,009
Total available-for-sale debt securities with contractual maturities		$11,499
__________
(a)Includes $1.8 billion and $761 million in Cruise at September 30, 2021 and December 31, 2020.
(b)Includes $1.8 billion and $943 million in Cruise at September 30, 2021 and December 31, 2020.
(c)Excludes mortgage and asset-backed securities of $566 million at September 30, 2021 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $301 million and $476 million in the three months ended September 30, 2021 and 2020 and $1.4 billion in the nine months ended September 30, 2021 and 2020. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three and nine months ended September 30, 2021 and 2020. Cumulative unrealized gains and losses on available-for-sale debt securities were insignificant at September 30, 2021 and December 31, 2020.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total shown in the condensed consolidated statement of cash flows:

September 30, 2021
Cash and cash equivalents	$17,365
Restricted cash included in Other current assets	2,842
Restricted cash included in Other assets	1,444
Total	$21,651
Note 4. GM Financial Receivables and Transactions

	September 30, 2021			December 31, 2020
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables, net of fees	$57,424	$4,217	$61,641	$51,288	$8,682	$59,970
Less: allowance for loan losses	(1,863)	(40)	(1,903)	(1,915)	(63)	(1,978)
GM Financial receivables, net	$55,561	$4,177	$59,738	$49,373	$8,619	$57,992

Fair value of GM Financial receivables utilizing Level 2 inputs			$4,177			$8,619
Fair value of GM Financial receivables utilizing Level 3 inputs			$57,330			$51,645
__________
(a)Net of dealer cash management balances of $909 million and $1.4 billion at September 30, 2021 and December 31, 2020. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Allowance for loan losses at beginning of period	$1,850	$2,111	$1,978	$944
Impact of adoption ASU 2016-13	—	—	—	801
Provision for loan losses	141	31	174	824
Charge-offs	(207)	(282)	(664)	(895)
Recoveries	133	136	429	383
Effect of foreign currency	(14)	7	(14)	(54)
Allowance for loan losses at end of period	$1,903	$2,003	$1,903	$2,003

The allowance for loan losses decreased by $100 million as of September 30, 2021 compared to September 30, 2020, primarily due to a reduction in the reserve levels established at the onset of the COVID-19 pandemic. This reduction was a result of actual credit performance that was better than forecasted and favorable expectations for future charge-offs and recoveries, reflecting improved economic conditions. These decreases in the reserve levels were partially offset by reserves established for loans originated during the nine months ended September 30, 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at September 30, 2021 and December 31, 2020:

	Year of Origination						September 30, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
Prime – FICO score 680 and greater	$15,723	$13,839	$4,697	$2,747	$996	$219	$38,221	66.5%
Near-prime – FICO score 620 to 679	3,321	2,697	1,417	766	342	121	8,664	15.1%
Sub-prime – FICO score less than 620	3,446	2,842	2,024	1,132	694	401	10,539	18.4%
Retail finance receivables, net of fees	$22,490	$19,378	$8,138	$4,645	$2,032	$741	$57,424	100.0%

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
Prime – FICO score 680 and greater	$18,685	$7,033	$4,491	$1,917	$555	$119	$32,800	64.0%
Near-prime – FICO score 620 to 679	3,695	2,097	1,232	603	225	83	7,935	15.4%
Sub-prime – FICO score less than 620	3,803	2,920	1,740	1,173	610	307	10,553	20.6%
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%

GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $577 million and $714 million at September 30, 2021 and December 31, 2020. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at September 30, 2021 and December 31, 2020, as well as summary totals for September 30, 2020:

	Year of Origination						September 30, 2021		September 30, 2020
	2021	2020	2019	2018	2017	Prior	Total	Percent	Total	Percent
0-to-30 days	$22,252	$19,030	$7,825	$4,443	$1,894	$642	$56,086	97.7%	$47,221	97.0%
31-to-60 days	174	257	231	151	103	73	989	1.7%	1,009	2.1%
Greater-than-60 days	57	81	74	47	32	24	315	0.5%	419	0.8%
Finance receivables more than 30 days delinquent	231	338	305	198	135	97	1,304	2.2%	1,428	2.9%
In repossession	7	10	8	4	3	2	34	0.1%	45	0.1%
Finance receivables more than 30 days delinquent or in repossession	238	348	313	202	138	99	1,338	2.3%	1,473	3.0%
Retail finance receivables, net of fees	$22,490	$19,378	$8,138	$4,645	$2,032	$741	$57,424	100.0%	$48,694	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
0-to-30 days	$25,894	$11,591	$7,131	$3,454	$1,249	$421	$49,740	97.0%
31-to-60 days	210	325	235	170	102	61	1,103	2.1%
Greater-than-60 days	72	123	90	64	37	26	412	0.8%
Finance receivables more than 30 days delinquent	282	448	325	234	139	87	1,515	2.9%
In repossession	7	11	7	5	2	1	33	0.1%
Finance receivables more than 30 days delinquent or in repossession	289	459	332	239	141	88	1,548	3.0%
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%

The outstanding amortized cost of retail finance receivables that are considered troubled debt restructurings was $2.0 billion at September 30, 2021, including $214 million in nonaccrual loans.

Commercial Finance Receivables GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. GM Financial performs periodic credit reviews of each dealership and adjusts the dealership's risk rating, if necessary. There were no commercial finance receivables on nonaccrual status at September 30, 2021.

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at September 30, 2021 and December 31, 2020:

	Year of Origination(a)							September 30, 2021
	Revolving	2021	2020	2019	2018	2017	Prior	Total	Percent
I	$2,958	$285	$417	$125	$34	$62	$13	$3,894	92.3%
II	168	2	16	17	—	3	5	211	5.0%
III	55	8	15	2	26	2	4	112	2.7%
IV	—	—	—	—	—	—	—	—	—%
Commercial finance receivables, net of fees	$3,181	$295	$448	$144	$60	$67	$22	$4,217	100.0%
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

	September 30, 2021	December 31, 2020
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$184	$398
Subvention receivable(b)	$305	$642
Commercial loan funding payable	$17	$23

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$211	$178	$610	$496
Leased vehicle subvention earned	$670	$749	$2,095	$2,319
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive segments made cash payments to GM Financial for subvention of $828 million and $943 million in the three months ended September 30, 2021 and 2020 and $2.9 billion and $3.0 billion in the nine months ended September 30, 2021 and 2020.

GM Financial's Board of Directors declared and paid dividends of $600 million and $1.8 billion on its common stock in the three and nine months ended September 30, 2021 and $800 million in the nine months ended September 30, 2020.

Note 5. Inventories

	September 30, 2021	December 31, 2020
Total productive material, supplies and work in process	$10,055	$5,117
Finished product, including service parts	4,479	5,118
Total inventories	$14,534	$10,235
Inventories at September 30, 2021 increased primarily due to certain vehicles being manufactured without final components as a result of the global semiconductor supply shortage.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 6. Equipment on Operating Leases
Equipment on operating leases consists of leases to retail customers of GM Financial.

	September 30, 2021	December 31, 2020
Equipment on operating leases	$49,263	$50,000
Less: accumulated depreciation	(9,606)	(10,181)
Equipment on operating leases, net	$39,657	$39,819
The estimated residual value of our leased assets at the end of the lease term was $29.6 billion and $29.2 billion at September 30, 2021 and December 31, 2020.

Depreciation expense related to Equipment on operating leases, net was $1.6 billion and $1.8 billion in the three months ended September 30, 2021 and 2020 and $4.8 billion and $5.5 billion in the nine months ended September 30, 2021 and 2020.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Lease receipts under operating leases	$1,660	$5,369	$3,129	$870	$60	$—	$11,088

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Automotive China equity income	$270	$262	$854	$264
Other joint ventures equity income	53	47	161	125
Total Equity income	$323	$309	$1,015	$389

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2020.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$10,321	$11,029	$29,150	$24,589
Automotive China JVs' net income	$546	$535	$1,659	$749
Dividends declared but not paid from our nonconsolidated affiliates were insignificant at September 30, 2021 and December 31, 2020. Dividends received from our nonconsolidated affiliates were $709 million in the nine months ended September 30, 2021 and $526 million in the nine months ended September 30, 2020. Undistributed earnings from our nonconsolidated affiliates were $1.9 billion at September 30, 2021 and $1.6 billion at December 31, 2020.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 8. Variable Interest Entities
Consolidated VIEs
Automotive Financing – GM Financial
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

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	September 30, 2021	December 31, 2020
Restricted cash – current	$2,184	$2,190
Restricted cash – non-current	$1,355	$449
GM Financial receivables, net of fees – current	$13,065	$17,211
GM Financial receivables, net of fees – non-current	$14,184	$15,107
GM Financial equipment on operating leases, net	$17,317	$16,322
GM Financial short-term debt and current portion of long-term debt	$17,641	$20,450
GM Financial long-term debt	$20,204	$18,974

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs principally include automotive related operating entities to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support and other off-balance sheet arrangements. The carrying amounts of assets and liabilities related to our nonconsolidated VIEs were insignificant at September 30, 2021 and December 31, 2020. Our maximum exposure to loss as a result of our involvement with these VIEs was $2.2 billion and $1.2 billion, inclusive of $1.4 billion and $776 million in committed capital contributions to Ultium Cells LLC at September 30, 2021 and December 31, 2020. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 9. Debt

Automotive The following table presents debt in our automotive operations:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$237	$256	$303	$332
Unsecured debt	16,297	19,984	16,929	20,988
Finance lease liabilities	314	329	237	256
Total automotive debt(a)	$16,848	$20,569	$17,469	$21,576

Fair value utilizing Level 1 inputs		$19,063		$19,826
Fair value utilizing Level 2 inputs		$1,506		$1,750

Available under credit facility agreements(b)		$17,207		$18,222
Weighted-average interest rate on outstanding short-term debt(c)		7.0%		3.8%
Weighted-average interest rate on outstanding long-term debt(c)		5.8%		5.6%
__________
(a)Includes net discount and debt issuance costs of $519 million and $540 million at September 30, 2021 and December 31, 2020.
(b)Excludes our 364-day, $2.0 billion facility allocated for exclusive use by GM Financial.
(c)Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

Unsecured debt primarily consists of senior notes. In September 2021, we repaid $450 million of our floating rate senior unsecured debt upon maturity.

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

GM Financial The following table presents debt of GM Financial:

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$38,041	$38,259	$39,982	$40,380
Unsecured debt	54,064	55,705	52,443	54,568
Total GM Financial debt	$92,105	$93,964	$92,425	$94,948

Fair value utilizing Level 2 inputs		$92,351		$92,922
Fair value utilizing Level 3 inputs		$1,613		$2,026

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 to our condensed consolidated financial statements for additional information on GM Financial's involvement with VIEs. In the nine months ended September 30, 2021, GM Financial renewed revolving credit facilities with total borrowing capacity of $21.9 billion and issued $19.3 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 0.73% and maturity dates ranging from 2022 to 2034.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the nine months ended September 30, 2021, GM Financial issued $9.9 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 1.57% and maturity dates ranging from 2024 to 2031.

In September 2021, GM Financial redeemed $1.5 billion in aggregate principal amount of 5.2% senior notes due in 2023. The redemption resulted in a $105 million loss on the early extinguishment of debt. The loss is included in GM Financial interest, operating and other expenses.

In October 2021, GM Financial issued $2.3 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 1.63% and maturity dates ranging from 2024 to 2028.

Note 10. Derivative Financial Instruments
Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	September 30, 2021	December 31, 2020
Derivatives not designated as hedges(a)
Foreign currency	2	$3,867	$2,195
Commodity	2	1,328	341
Stellantis warrants, formerly known as PSA warrants(b)	2	46	49
Total derivative financial instruments		$5,241	$2,585
__________
(a)The fair value of these derivative instruments at September 30, 2021 and December 31, 2020 and the gains/losses included in our condensed consolidated income statements for the three and nine months ended September 30, 2021 and 2020 were insignificant, unless otherwise noted.
(b)As a result of the merger of Peugeot, S.A. (PSA Group) and Fiat Chrysler Automobiles N.V. on January 16, 2021, our 39.7 million warrants in Stellantis N.V. (Stellantis) will convert into 69.2 million common shares of Stellantis upon exercise. These warrants will continue to be governed by the same terms and conditions that were applicable prior to the merger. The fair value of these warrants, located in Other assets, was $1.4 billion and $1.1 billion at September 30, 2021 and December 31, 2020. We recorded a loss in Interest income and other non-operating income, net of $31 million and a gain of $76 million in the three months ended September 30, 2021 and 2020 and a gain of $333 million and a loss of $227 million in the nine months ended September 30, 2021 and 2020.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	September 30, 2021			December 31, 2020
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps	2	$19,308	$347	$90	$10,064	$463	$13
Foreign currency swaps	2	695	—	46	1,958	128	9
Cash flow hedges
Interest rate swaps	2	711	8	10	921	—	27
Foreign currency swaps	2	7,515	115	178	5,626	278	47
Derivatives not designated as hedges(a)
Interest rate contracts	2	106,109	624	342	110,997	954	576
Total derivative financial instruments(b)		$134,338	$1,094	$666	$129,566	$1,823	$672
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)GM Financial held $460 million and $728 million of collateral from counterparties available for netting against GM Financial's asset positions, and posted an insignificant amount of collateral to counterparties available for netting against GM Financial's liability positions at September 30, 2021 and December 31, 2020.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	September 30, 2021		December 31, 2020
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$1,848	$(11)	$4,858	$(69)
Long-term unsecured debt	22,685	(285)	18,457	(670)
GM Financial unsecured debt	$24,533	$(296)	$23,315	$(739)
__________
(a)Includes $245 million and $200 million of unamortized gains remaining on hedged items for which hedge accounting has been discontinued at September 30, 2021 and December 31, 2020.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 11. Accrued and Other Liabilities

	September 30, 2021	December 31, 2020
Accrued liabilities
Dealer and customer allowances, claims and discounts	$2,805	$7,300
Deferred revenue	2,531	3,132
Product warranty and related liabilities	3,506	3,048
Payrolls and employee benefits excluding postemployment benefits	2,217	1,864
Other	7,425	7,725
Total accrued liabilities	$18,484	$23,069

Other liabilities
Deferred revenue	$3,082	$2,715
Product warranty and related liabilities	6,558	5,193
Operating lease liabilities	975	969
Employee benefits excluding postemployment benefits	799	822
Postemployment benefits including facility idling reserves	772	739
Other	3,032	3,009
Total other liabilities	$15,218	$13,447

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$9,180	$7,040	$8,242	$7,798
Warranties issued and assumed in period – recall campaigns	1,237	249	2,686	407
Warranties issued and assumed in period – product warranty	345	523	1,250	1,241
Payments	(756)	(727)	(2,275)	(2,260)
Adjustments to pre-existing warranties	86	53	178	33
Effect of foreign currency and other	(28)	17	(17)	(64)
Warranty balance at end of period	$10,064	$7,155	$10,064	$7,155

In the nine months ended September 30, 2021, we recorded warranty recall campaign accruals of $2.7 billion, of which $2.0 billion relates to the Chevrolet Bolt recall. In addition, we reached an agreement with LG Electronics, Inc. (LG) under which LG will reimburse GM for costs and expenses associated with the recall, which substantially offsets the warranty charges we recognized in connection with the recall. Refer to Note 13 to our condensed consolidated financial statements for more details on the Chevrolet Bolt recall and associated supplier recovery. We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at September 30, 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$65	$35	$4	$63	$41	$5
Interest cost	269	60	31	429	92	43
Expected return on plan assets	(796)	(154)	—	(816)	(174)	—
Amortization of prior service cost (credit)	—	1	(2)	(1)	2	(1)
Amortization of net actuarial losses	7	53	25	4	44	18
Curtailments, settlements and other	—	—	—	—	15	—
Net periodic pension and OPEB (income) expense	$(455)	$(5)	$58	$(321)	$20	$65

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$196	$105	$13	$188	$107	$14
Interest cost	806	180	93	1,287	271	130
Expected return on plan assets	(2,385)	(464)	—	(2,449)	(507)	—
Amortization of prior service cost (credit)	(2)	4	(5)	(3)	5	(5)
Amortization of net actuarial losses	20	161	73	12	126	55
Curtailments, settlements and other	—	—	—	—	15	—
Net periodic pension and OPEB (income) expense	$(1,365)	$(14)	$174	$(965)	$17	$194

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income of $484 million and $322 million in the three months ended September 30, 2021 and 2020 and $1.5 billion and $996 million in the nine months ended September 30, 2021 and 2020 are presented in Interest income and other non-operating income, net.

Note 13. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At September 30, 2021 and December 31, 2020, we had accruals of $1.1 billion and $1.2 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly, adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

GM Korea Wage Litigation GM Korea Company (GM Korea) is party to litigation with current and former salaried employees over whether to include fixed bonuses in the calculation of Ordinary Wages due under Korean regulations. In 2017, the Seoul High Court (an intermediate-level appellate court) held that certain workers are not barred from filing retroactive wage claims. GM Korea appealed this ruling to the Supreme Court of the Republic of Korea (Korea Supreme Court). In June 2021, the Korea Supreme Court affirmed the adverse rulings of the Seoul High Court. Accordingly, as of September 30, 2021, our total accrual relating to this matter was $110 million and it was recorded in Automotive and other selling, general and administrative expense. We estimate our reasonably possible loss in excess of amounts accrued to be insignificant at September 30, 2021.

GM Korea is also party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 and September 2020, the Korean labor authorities issued adverse administrative orders finding that GM Korea must hire certain current

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
subcontract workers as full-time employees. GM Korea appealed the May 2018 and September 2020 orders. In June 2020, the Seoul High Court ruled against GM Korea in one of the subcontract worker claims. GM Korea has appealed this decision to the Korea Supreme Court. At September 30, 2021, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $267 million. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $111 million at September 30, 2021. We are currently unable to estimate any possible loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

GM Brazil Indirect Tax Claim In 2019, the Superior Court of Brazil rendered favorable decisions on three cases brought by GM Brazil that granted the Company the right to recover certain tax overpayments collected by the government. As a result, GM Brazil recorded pre-tax recoveries of $1.4 billion in the year ended December 31, 2019. GM Brazil is currently realizing those recoveries as there are federal tax liabilities eligible for offset. On August 12, 2021, the Brazilian Supreme Court published its final decision on a Motion of Clarification filed by the Brazilian IRS in a related case that confirmed GM Brazil's right to recover the tax overpayments retroactively. We expect third parties will file claims asserting entitlement to some or all of the tax recoveries recognized by GM Brazil, and GM intends to defend against any such claims.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2021. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $850 million at September 30, 2021.

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

Chevrolet Bolt Recall In July 2021, we initiated a voluntary recall for certain 2017-2019 model year Chevrolet Bolt EVs due to the risk that two manufacturing defects present in the same battery cell could cause a high voltage battery fire in certain of these vehicles. Accordingly, in the three months ended June 30, 2021, we recorded a warranty accrual of $812 million. After further investigation into the manufacturing processes at our battery supplier, LG, and disassembling battery packs, we determined that the risk of battery cell defects was not confined to the initial recall population. As a result, in August 2021, we expanded the recall to include all 2017-2022 model year Chevrolet Bolt EV and EUVs and recorded an additional $1.2 billion in the three months ended September 30, 2021. In October 2021, we reached an agreement with LG, under which LG will reimburse GM for costs and expenses associated with the recall. As a result, in the three months ended September 30, 2021, we recognized a receivable of $1.9 billion, which substantially offsets the warranty charges we recognized in connection with the recall. These charges reflect our current best estimate for the cost of the recall remedy. The actual costs of the recall and GM's associated recovery from LG could be higher or lower. For 2017-2019 model year vehicles, the recall remedy will be to replace the high voltage battery modules in these vehicles with new modules. For 2020-2022 model year vehicles, the recall remedy will be to replace any defective high voltage battery modules in these vehicles with new modules.

In addition, putative class actions have been filed against GM in federal courts in the U.S. and in the Provincial Courts in Canada alleging that the batteries contained in the Bolt EVs included in the recall population are defective. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of possible loss.

Opel/Vauxhall Sale In 2017, we sold the Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business) to PSA Group (now Stellantis) under a Master Agreement (the Agreement). We also sold the European financing subsidiaries and branches (the Fincos, and together with the Opel/Vauxhall Business, the European Business) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. Although the sale reduced our new vehicle presence in Europe, we may still be impacted by actions taken by regulators related to vehicles sold before the sale. Our wholly owned subsidiary (the Seller) agreed to indemnify Stellantis for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Agreement and for certain other liabilities, including certain emissions and product liabilities. Currently, various consumer lawsuits have been filed against the Seller and Stellantis in Germany, the United Kingdom, and the Netherlands alleging that Opel and Vauxhall vehicles sold by the Seller violated foreign emissions standards. We are unable to estimate any reasonably possible loss or range of loss that may result from these actions either directly or through an indemnification claim from Stellantis. The Company entered into a guarantee for the benefit of Stellantis and pursuant to which the Company agreed to guarantee the Seller's obligation to indemnify Stellantis. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments.

Product Liability We recorded liabilities of $620 million and $589 million in Accrued liabilities and Other liabilities at September 30, 2021 and December 31, 2020 for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. We believe that any judgment against us involving our products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2021 to 2026 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on vehicles sold to date were $3.4 billion and $3.1 billion for these guarantees at September 30, 2021 and December 31, 2020, the majority of which relates to the indemnification agreements.

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

In the three months ended September 30, 2021, Income tax expense of $152 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation, partially offset by tax benefit related to a deduction for an investment in a subsidiary. In the three months ended September 30, 2020, Income tax expense of $887 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation.

In the nine months ended September 30, 2021, Income tax expense of $2.3 billion was primarily due to tax expense attributable to entities included in our effective tax rate calculation and the establishment of a valuation allowance against Cruise deferred tax assets, partially offset by tax benefit related to a deduction for an investment in a subsidiary. In the nine months ended September 30, 2020, Income tax expense of $1.1 billion was primarily due to tax expense attributable to entities included in our effective tax rate calculation and the establishment of a valuation allowance against deferred tax assets.

In the nine months ended September 30, 2021, Cruise issued new preferred shares to investors. As a result of the issuance in January 2021, Cruise fell below the ownership threshold required for inclusion in our U.S. consolidated income tax returns, and we established a valuation allowance of $316 million against deferred tax assets. Refer to Note 16 to our condensed consolidated financial statements for additional information regarding the Cruise preferred stock issuance.

At September 30, 2021, we had $21.5 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Balance at beginning of period	$303	$480	$352	$564
Additions, interest accretion and other	157	80	215	334
Payments	(62)	(185)	(170)	(523)
Revisions to estimates and effect of foreign currency	(3)	(32)	(2)	(32)
Balance at end of period	$395	$343	$395	$343

In the three and nine months ended September 30, 2020, restructuring and other initiatives primarily included actions in GMI related to the wind-down of Holden sales, design and engineering operations in Australia and New Zealand and the execution of definitive agreements to sell our vehicle and powertrain manufacturing facilities in Thailand. We recorded charges of $76 million in the three months ended September 30, 2020, primarily for supplier claims. We recorded charges of $657 million in the nine months ended September 30, 2020, primarily consisting of $367 million in property and intangible asset impairments, inventory provisions, sales allowances and other charges, not reflected in the table above, and $290 million in dealer restructurings and employee separation charges, which are reflected in the table above. These programs, including the execution of a binding term sheet to sell our manufacturing facility in India, had a total cost since inception of $689 million. We also recorded a $236 million charge to Income tax expense due to the establishment of a valuation allowance against deferred tax assets in Australia and New Zealand in the nine months ended September 30, 2020. We incurred $222 million in net cash outflows in the nine months ended September 30, 2020 and $254 million in net cash outflows since program inception resulting from these restructuring actions, primarily for dealer restructuring payments and employee separation payments, which includes proceeds of $143 million from the sale of our manufacturing facilities in Thailand.

Note 16. Stockholders' Equity and Noncontrolling Interests
We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at September 30, 2021 and December 31, 2020. We had 1.5 billion and 1.4 billion shares of common stock issued and outstanding at September 30, 2021 and December 31, 2020.

Cruise Preferred Shares In the nine months ended September 30, 2021, GM Cruise Holdings LLC (Cruise Holdings) issued $2.7 billion of Class G Preferred Shares (Cruise Class G Preferred Shares) to Microsoft Corporation (Microsoft), Walmart Inc. (Walmart) and other investors, including $1.0 billion to General Motors Holdings LLC. All proceeds related to the Cruise Class G Preferred Shares are designated exclusively for working capital and general corporate purposes of Cruise Holdings. In addition, we, Cruise Holdings and Microsoft entered into a long-term strategic relationship to accelerate the commercialization of self-driving vehicles with Microsoft being the preferred public cloud provider.

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

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,445)	$(3,192)	$(2,735)	$(2,277)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)	(202)	49	88	(866)
Balance at end of period	$(2,647)	$(3,143)	$(2,647)	$(3,143)

Defined Benefit Plans
Balance at beginning of period	$(10,466)	$(8,579)	$(10,654)	$(8,857)
Other comprehensive income (loss) before reclassification adjustment, net of tax(b)	123	(177)	161	(11)
Reclassification adjustment, net of tax(b)	74	62	224	174
Other comprehensive income (loss), net of tax(b)	197	(115)	385	163
Balance at end of period(c)	$(10,269)	$(8,694)	$(10,269)	$(8,694)
__________
(a)The noncontrolling interests and reclassification adjustment were insignificant in the three and nine months ended September 30, 2021 and 2020.
(b)The income tax effect was insignificant in the three and nine months ended September 30, 2021 and 2020.
(c)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2020 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 17. Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Basic earnings per share
Net income attributable to stockholders	$2,420	$4,045	$8,278	$3,581
Less: cumulative dividends on subsidiary preferred stock	(45)	(40)	(137)	(135)
Net income attributable to common stockholders	$2,375	$4,005	$8,141	$3,446

Weighted-average common shares outstanding	1,452	1,432	1,450	1,432

Basic earnings per common share	$1.64	$2.80	$5.61	$2.41
Diluted earnings per share
Net income attributable to common stockholders – diluted	$2,375	$4,005	$8,141	$3,446

Weighted-average common shares outstanding – basic	1,452	1,432	1,450	1,432
Dilutive effect of awards under stock incentive plans	15	7	17	7
Weighted-average common shares outstanding – diluted	1,467	1,439	1,467	1,439

Diluted earnings per common share	$1.62	$2.78	$5.55	$2.40
Potentially dilutive securities(a)	2	31	2	31
__________
(a)Potentially dilutive securities attributable to outstanding stock options and Restricted Stock Units (RSUs) at September 30, 2021 and 2020 were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

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

GMNA meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. GMI primarily meets the demands of customers outside North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily China, with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet and Wuling brands. We provide automotive financing services through GM Financial. Cruise is our global segment responsible for the development and commercialization of autonomous vehicle technology, and includes autonomous vehicle-related engineering and other costs.

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

The following tables summarize key financial information by segment:

	At and For the Three Months Ended September 30, 2021
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$20,554	$2,843	$27		$23,424	$26	$3,354	$(25)	$26,779
Earnings (loss) before interest and taxes-adjusted	$2,125	$229	$(242)		$2,112	$(286)	$1,093	$3	$2,922
Adjustments(a)	$(158)	$—	$—		$(158)	$—	$—	$—	(158)
Automotive interest income									38
Automotive interest expense									(230)
Net (loss) attributable to noncontrolling interests									(34)
Income before income taxes									2,538
Income tax expense									(152)
Net income									2,386
Net loss attributable to noncontrolling interests									34
Net income attributable to stockholders									$2,420

Equity in net assets of nonconsolidated affiliates	$585	$7,000	$—	$—	$7,585	$—	$1,649	$—	$9,234
Goodwill and intangibles	$2,267	$780	$—	$—	$3,047	$739	$1,340	$—	$5,126
Total assets	$114,012	$21,953	$31,907	$(46,752)	$121,120	$4,912	$113,741	$(1,216)	$238,557
Depreciation and amortization	$1,370	$138	$6	$—	$1,514	$13	$1,554	$—	$3,081
Equity income	$1	$269	$—	$—	$270	$—	$53	$—	$323
__________
(a)    Consists of charges related to Cadillac dealer strategy in GMNA.

	At and For the Three Months Ended September 30, 2020
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$29,128	$2,735	$203		$32,066	$26	$3,421	$(33)	$35,480
Earnings (loss) before interest and taxes-adjusted	$4,366	$10	$(87)		$4,289	$(204)	$1,207	$(8)	$5,284
Adjustments(a)	$—	$(76)	$—		$(76)	$—	$—	$—	(76)
Automotive interest income									51
Automotive interest expense									(327)
Net (loss) attributable to noncontrolling interests									(27)
Income before income taxes									4,905
Income tax expense									(887)
Net income									4,018
Net loss attributable to noncontrolling interests									27
Net income attributable to stockholders									$4,045

Equity in net assets of nonconsolidated affiliates	$187	$6,374	$—	$—	$6,561	$—	$1,485	$—	$8,046
Goodwill and intangibles	$2,372	$811	$1	$—	$3,184	$724	$1,337	$—	$5,245
Total assets	$111,426	$22,365	$45,059	$(50,609)	$128,241	$3,815	$108,926	$(1,311)	$239,671
Depreciation and amortization	$1,182	$146	$5	$—	$1,333	$11	$1,814	$—	$3,158
Impairment charges	$—	$4	$—	$—	$4	$—	$—	$—	$4
Equity income	$4	$259	$—	$—	$263	$—	$46	$—	$309
__________
(a)Consists of restructuring and other charges primarily in Thailand.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Nine Months Ended September 30, 2021
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$74,443	$8,721	$67		$83,231	$81	$10,187	$(79)	$93,420
Earnings (loss) before interest and taxes-adjusted	$8,153	$552	$(250)		$8,455	$(847)	$3,856	$(8)	$11,456
Adjustments(a)	$(175)	$(82)	$—		$(257)	$—	$—	$—	(257)
Automotive interest income									102
Automotive interest expense									(723)
Net (loss) attributable to noncontrolling interests									(99)
Income before income taxes									10,479
Income tax expense									(2,300)
Net income									8,179
Net loss attributable to noncontrolling interests									99
Net income attributable to stockholders									$8,278

Depreciation and amortization	$3,849	$407	$16	$—	$4,272	$37	$4,801	$—	$9,110
Impairment charges	$—	$—	$—	$—	$—	$4	$—	$—	$4
Equity income	$8	$850	$—	$—	$858	$—	$157	$—	$1,015
__________
(a)    Consists of charges related to Cadillac dealer strategy in GMNA and an adjustment related to unique events associated with recent Korea Supreme Court decisions
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
__________
(a)Consists of restructuring and other charges in Australia, Thailand and New Zealand.

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

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted:

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,
	2021	2020	2021	2020	2021	2020	2020	2019
Net income (loss) attributable to stockholders	$2,420	$4,045	$2,836	$(758)	$3,022	$294	$2,846	$(194)
Income tax expense (benefit)	152	887	971	(112)	1,177	357	642	(163)
Automotive interest expense	230	327	243	303	250	193	275	200
Automotive interest income	(38)	(51)	(32)	(61)	(32)	(83)	(46)	(96)
Adjustments
Cadillac dealer strategy(a)	158	—	17	—	—	—	99	—
GMI restructuring(b)	—	76	—	92	—	489	26	—
GM Korea wage litigation(c)	—	—	82	—	—	—	—	—
Ignition switch recall and related legal matters(d)	—	—	—	—	—	—	(130)	—
Transformation activities(e)	—	—	—	—	—	—	—	194
FAW-GM divestiture(f)	—	—	—	—	—	—	—	164
Total adjustments	158	76	99	92	—	489	(5)	358
EBIT (loss)-adjusted	$2,922	$5,284	$4,117	$(536)	$4,417	$1,250	$3,712	$105
_________
(a)These adjustments were excluded because they relate to strategic activities to transition certain Cadillac dealers from the network as part of Cadillac's electric vehicle strategy.
(b)These adjustments were excluded because of a strategic decision to rationalize our core operations by exiting or significantly reducing our presence in various international markets to focus resources on opportunities expected to deliver higher returns. These adjustments primarily consist of supplier claims in the three months ended September 30, 2020, inventory provisions in the three months ended June 30, 2020, asset impairments, dealer restructurings, employee separation charges and sales allowances in Australia, New Zealand and Thailand in the three months ended March 31, 2020, and employee separation charges in the three months ended December 31, 2020.
(c)This adjustment was excluded because of the unique events associated with recent Supreme Court of Korea decisions related to our salaried workers.
(d)This adjustment was excluded because of the unique events associated with the ignition switch recall, which included various investigations, inquiries and complaints from constituents.
(e)This adjustment was excluded because of a strategic decision to accelerate our transformation for the future to strengthen our core business, capitalize on the future of personal mobility and drive significant cost efficiencies. The adjustments primarily consist of accelerated depreciation and employee separation charges in the three months ended December 31, 2019.
(f)This adjustment was excluded because we divested our joint venture FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM), as a result of a strategic decision by both shareholders, allowing us to focus our resources on opportunities expected to deliver higher returns.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$2,375	$1.62	$4,005	$2.78	$8,141	$5.55	$3,446	$2.40
Adjustments(a)	158	0.11	76	0.05	257	0.18	657	0.46
Tax effect on adjustment(b)	(39)	(0.03)	(14)	—	(43)	(0.03)	(82)	(0.06)
Tax adjustment(c)	(271)	(0.18)	—	—	45	0.03	236	0.16
EPS-diluted-adjusted	$2,223	$1.52	$4,067	$2.83	$8,400	$5.73	$4,257	$2.96
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within this section of MD&A for the details of each individual adjustment.
(b)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(c)These adjustments consist of tax benefit related to a deduction for an investment in a subsidiary in the three months ended September 30, 2021 and tax expense related to the establishment of a valuation allowance against Cruise deferred tax assets in the nine months ended September 30, 2021, and tax expense related to the establishment of a valuation allowance against deferred tax assets that are considered no longer realizable for GM in Australia and New Zealand for the nine months ended September 30, 2020.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended						Nine Months Ended
	September 30, 2021			September 30, 2020			September 30, 2021			September 30, 2020
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$2,538	$152	6.0%	$4,905	$887	18.1%	$10,479	$2,300	21.9%	$4,656	$1,132	24.3%
Adjustments(a)	158	39		76	14		282	43		657	82
Tax adjustment(b)		271						(45)			(236)
ETR-adjusted	$2,696	$462	17.1%	$4,981	$901	18.1%	$10,761	$2,298	21.4%	$5,313	$978	18.4%
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

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	September 30, 2021	September 30, 2020
Net income (loss) attributable to stockholders	$11.1	$3.4
Average equity(a)	$52.4	$42.5
ROE	21.2%	8.0%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income (loss) attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	September 30, 2021	September 30, 2020
EBIT (loss)-adjusted(a)	$15.2	$6.1
Average equity(b)	$52.4	$42.5
Add: Average automotive debt and interest liabilities (excluding finance leases)	17.3	27.0
Add: Average automotive net pension & OPEB liability	17.7	17.4
Less: Average automotive and other net income tax asset	(22.8)	(24.1)
ROIC-adjusted average net assets	$64.6	$62.8
ROIC-adjusted	23.5%	9.7%
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within this section of MD&A.
(b)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT (loss)-adjusted.

Overview Our vision for the future is a world with zero crashes, zero emissions and zero congestion, which guides our growth-focused strategy to invest in electric and autonomous vehicles, software-enabled services and subscriptions and new business opportunities, while strengthening our market position in profitable internal combustion engine segments (ICE), such as trucks and SUVs.

We have an opportunity to grow our vehicle and financing revenue by continuing to capitalize on the strength of our franchises and scaling our electric vehicle production and customer base over the next decade. Our electric vehicle entries will be based on Ultium, our all-new dedicated battery electric platform, which we will leverage across our brands and vehicle segments ranging from high performance entries, such as the GMC Hummer EV and Cadillac LYRIQ, to mass market offerings.

Our software-enabled services and subscriptions, including OnStar and our advanced driver-assistance system (ADAS), Super Cruise, as well as future offerings such as our next-generation ADAS, Ultra Cruise, provide additional opportunities for revenue growth. This growth will be enhanced by Ultifi, our end-to-end software platform, that will provide our customers with software-defined features, applications and services over-the-air.

Additionally, we are incubating several new businesses with a start-up mindset that we believe will enable us to attract new customers and generate revenues in new areas, including:

Cruise Driving leadership in the development and commercialization of autonomous vehicle technology, including the launch of the Cruise Origin AV that will be built at GM’s Factory ZERO Detroit-Hamtramck Assembly Center starting in early 2023.

BrightDrop Building all-electric and connected, first-to-last mile delivery and logistics solutions for commercial customers.

HYDROTEC Developing hydrogen fuel cell applications across transportations and industries, including mobile power generation, class 7/8 truck, locomotive, aerospace and marine applications.

OnStar Insurance Services In the future, we plan to integrate insurance products into the vehicle purchasing process and offer premiums based on personal driving behaviors by leveraging data coming from GM vehicles.

GM Defense Providing commercially developed solutions, including purpose-built vehicles, for government and military customers.

The automotive industry and GM are currently experiencing a global semiconductor supply shortage. The supply shortage has impacted, and continues to impact, multiple suppliers that incorporate semiconductors into the parts they supply to us. We expect the semiconductor supply shortage will continue to have an impact on our business for the foreseeable future. We will continue prioritizing our most popular and in-demand vehicles, including our full-size trucks, full-size SUVs, and electric vehicles. We do not expect this shortage to impact our long-term growth and electric vehicle initiatives. In June 2021, we announced plans to increase our investment in electric and autonomous vehicles from $27.0 billion to $35.0 billion, through 2025, to accelerate battery and electric vehicle assembly capacity.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We also continue to monitor the impact of the COVID-19 pandemic, and government actions and measures taken to prevent its spread, and the potential to affect our operations. Refer to Part I, Item 1A. Risk Factors of our 2020 Form 10-K for further discussion of these risks.

For the year ending December 31, 2021, we expect EPS-diluted of between $5.52 and $6.52, EPS-diluted-adjusted of between $5.70 and $6.70, Net income attributable to stockholders of between $8.1 billion and $9.6 billion and EBIT-adjusted of between $11.5 billion and $13.5 billion. Due to the uncertainty of the semiconductor supply shortage, our cash flow from operations could be impacted by year end work-in-process inventory related to vehicles produced without modules. The value of the vehicles manufactured without modules held in inventory was $2.9 billion at September 30, 2021. We do not consider the potential impact of future adjustments on our expected financial results.

The following table reconciles expected Net income attributable to stockholders under U.S. GAAP to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2021
Net income attributable to stockholders	$ 8.1-9.6
Income tax expense	2.3-2.8
Automotive interest expense, net	0.8
Adjustments(a)	0.3
EBIT-adjusted(b)	$ 11.5-13.5
________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within the MD&A for the details of each individual adjustment.
(b)We do not consider the potential future impact of adjustments on our expected financial results.

The following table reconciles expected EPS-diluted under U.S. GAAP to expected EPS-diluted-adjusted:

Year Ending December 31, 2021
Diluted earnings per common share	$ 5.52-6.52
Adjustments(a)	0.18
EPS-diluted-adjusted(b)	$ 5.70-6.70
________
(a)Refer to the reconciliation of diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted within the MD&A for the details of each individual adjustment.
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

GMNA Industry sales in North America were 14.4 million units in the nine months ended September 30, 2021, representing an increase of 14.0% compared to the corresponding period in 2020. U.S. industry sales were 12.0 million units in the nine months ended September 30, 2021, representing an increase of 13.4% compared to the corresponding period in 2020.

Our total vehicle sales in the U.S., our largest market in North America, were 1.8 million units for market share of 14.8% in the nine months ended September 30, 2021, representing a decrease of 2.0 percentage points compared to the corresponding period in 2020.

We expect to sustain relatively strong EBIT-adjusted margins in 2021 on the continued strength of favorable vehicle pricing and strong U.S. industry light vehicle demand, partially offset by higher costs associated with commodities, raw materials and logistics. Our outlook is dependent on the economic impact of the COVID-19 pandemic and the global semiconductor supply

GENERAL MOTORS COMPANY AND SUBSIDIARIES

shortage, both of which continue to evolve. As a result of the semiconductor supply shortage, we have experienced interruptions to our planned production schedules and temporarily suspended certain manufacturing sites to prioritize production of our most popular and in-demand products, including our full-size trucks and full-size SUVs. Additionally, we have been manufacturing vehicles, without the impacted components, representing an inventory carrying value of approximately $2.9 billion at September 30, 2021. We expect to hold these vehicles in our inventory until they are completed and sold to our dealers.

GMI Industry sales in China were 19.2 million units in the nine months ended September 30, 2021, representing an increase of 12.4% compared to the corresponding period in 2020, which was adversely impacted by the COVID-19 pandemic. Our total vehicle sales in China were 2.2 million units for market share of 11.2% in the nine months ended September 30, 2021, representing a decrease of 0.2 percentage points compared to the corresponding period in 2020. The ongoing global semiconductor supply shortage, macro-economic impact of COVID-19 and geopolitical tensions may place pressure on China's automotive industry and our vehicle sales in China. Our Automotive China JVs generated equity income of $0.9 billion in the nine months ended September 30, 2021. Although price competition, higher costs associated with commodities and raw materials and a more challenging regulatory environment related to emissions, fuel consumption and new energy vehicles will place pressure on our operations in China, we will continue to build upon our strong brands, network, and partnerships in China as well as drive improvements in vehicle mix and cost.

Outside of China, industry sales were 17.4 million units in the nine months ended September 30, 2021, representing an increase of 17.4% compared to the corresponding period in 2020. Our total vehicle sales outside of China were 0.6 million units for a market share of 3.4% in the nine months ended September 30, 2021, representing a decrease of 1.4 percentage points compared to the corresponding period in 2020.

Cruise Cruise is actively testing autonomous vehicles in the United States. Gated by safety and regulation, Cruise continues to make significant progress towards commercialization of a network of on-demand autonomous vehicles in the United States and globally.

In the nine months ended September 30, 2021, Cruise Holdings issued Cruise Class G Preferred Shares in exchange for $2.7 billion from Microsoft, Walmart and other investors, including $1.0 billion from General Motors Holdings LLC. All proceeds related to the Cruise Class G Preferred Shares are designated exclusively for working capital and general corporate purposes of Cruise Holdings. In addition, Cruise Holdings and Microsoft entered into a long-term strategic relationship to accelerate the commercialization of self-driving vehicles. Refer to Note 16 to our condensed consolidated financial statements for further details.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the nine months ended September 30, 2021, 29.1% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
GMNA	423	79.0%	799	82.7%	1,729	81.7%	1,905	81.0%
GMI	113	21.0%	166	17.3%	388	18.3%	447	19.0%
Total	536	100.0%	965	100.0%	2,117	100.0%	2,352	100.0%

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

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Nine Months Ended
	September 30, 2021			September 30, 2020			September 30, 2021			September 30, 2020
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	3,491	447	12.8%	4,005	665	16.6%	12,027	1,777	14.8%	10,603	1,776	16.8%
Other	782	75	9.6%	811	100	12.3%	2,365	285	12.0%	2,021	273	13.5%
Total North America	4,273	522	12.2%	4,816	765	15.9%	14,392	2,062	14.3%	12,624	2,049	16.2%
Asia/Pacific, Middle East and Africa
China(a)	5,789	624	10.8%	6,710	771	11.5%	19,154	2,154	11.2%	17,047	1,947	11.4%
Other	4,637	95	2.0%	4,761	132	2.7%	14,733	320	2.2%	12,713	403	3.2%
Total Asia/Pacific, Middle East and Africa	10,426	719	6.9%	11,471	903	7.9%	33,887	2,474	7.3%	29,760	2,350	7.9%
South America
Brazil	503	36	7.2%	565	88	15.6%	1,577	161	10.2%	1,373	222	16.2%
Other	395	34	8.6%	293	34	11.6%	1,102	115	10.4%	744	89	11.9%
Total South America	898	70	7.8%	858	122	14.3%	2,679	276	10.3%	2,117	311	14.7%
Total in GM markets	15,597	1,311	8.4%	17,145	1,790	10.4%	50,958	4,812	9.4%	44,501	4,710	10.6%
Total Europe	3,748	—	—%	4,317	—	—%	11,969	1	—%	10,624	—	—%
Total Worldwide(b)	19,345	1,311	6.8%	21,462	1,790	8.3%	62,927	4,813	7.6%	55,125	4,710	8.5%
United States
Cars	744	21	2.9%	879	62	7.0%	2,632	111	4.2%	2,431	171	7.0%
Trucks	929	266	28.7%	1,073	319	29.8%	3,123	929	29.8%	2,864	864	30.2%
Crossovers	1,818	160	8.8%	2,053	284	13.8%	6,272	737	11.7%	5,308	741	14.0%
Total United States	3,491	447	12.8%	4,005	665	16.6%	12,027	1,777	14.8%	10,603	1,776	16.8%
China(a)
SGMS		275			395			974			952
SGMW		349			376			1,180			995
Total China	5,789	624	10.8%	6,710	771	11.5%	19,154	2,154	11.2%	17,047	1,947	11.4%
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

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
GMNA	69	94	319	363
GMI	69	93	203	219
Total fleet sales	138	187	522	582

Fleet sales as a percentage of total vehicle sales	10.5%	10.4%	10.8%	12.4%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Due to high used vehicle prices for the three and nine months ended September 30, 2021 compared to the same periods in 2020, prices on leased vehicles at termination generally exceeded their contractual residual values, which resulted in increased lessee or grounding dealer purchases of the leased vehicles upon lease termination. The high used vehicle prices were predominately driven by continued low new vehicle inventory, with reduced new vehicle incentive levels. For the full year 2021, GM Financial expects used vehicle prices to be higher than 2020 levels, primarily due to sustained low new vehicle inventory, with reduced new vehicle incentive levels. The increase in used vehicle prices resulted in gains on terminations of leased vehicles of $0.4 billion and $1.6 billion in GM Financial interest, operating and other expenses for the three and nine months ended September 30, 2021, and $0.7 billion and $0.9 billion in the corresponding periods in 2020. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	September 30, 2021			December 31, 2020
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$16,829	941	67.1%	$16,334	964	65.5%
Trucks	7,893	272	19.4%	7,455	275	18.7%
SUVs	3,260	84	6.0%	3,435	92	6.3%
Cars	1,583	105	7.5%	1,949	140	9.5%
Total	$29,565	1,402	100.0%	$29,173	1,471	100.0%

GM Financial's penetration of our retail sales in the U.S. was 44% in the nine months ended September 30, 2021 and 46% in the corresponding period in 2020. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. During the nine months ended September 30, 2020, GM Financial's penetration was positively impacted by our incentive program on 84-month, zero-percent loans. GM Financial's prime loan originations as a percentage of total loan originations in North America decreased to 72% in the nine months ended September 30, 2021 from 74% in the nine months ended September 30, 2020. In the nine months ended September 30, 2021, GM Financial's revenue consisted of leased vehicle income of 67%, retail finance charge income of 29% and commercial finance charge income of 2%.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2021	September 30, 2020			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$20,554	$29,128	$(8,574)	(29.4)%	$(12.3)	$2.0	$1.3	$0.4
GMI	2,843	2,735	108	3.9%	$(0.7)	$0.6	$0.1	$0.1
Corporate	27	203	(176)	(86.7)%		$—		$(0.2)
Automotive	23,424	32,066	(8,642)	(27.0)%	$(13.0)	$2.6	$1.5	$0.3
Cruise	26	26	—	—%
GM Financial	3,354	3,421	(67)	(2.0)%				$(0.1)
Eliminations/reclassifications	(25)	(33)	8	24.2%				$—
Total net sales and revenue	$26,779	$35,480	$(8,701)	(24.5)%	$(13.0)	$2.6	$1.5	$0.3

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2021	September 30, 2020			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$74,443	$66,563	$7,880	11.8%	$(7.0)	$8.2	$5.0	$1.7
GMI	8,721	7,692	1,029	13.4%	$(0.8)	$1.1	$0.6	$0.1
Corporate	67	321	(254)	(79.1)%		$—		$(0.3)
Automotive	83,231	74,576	8,655	11.6%	$(7.8)	$9.3	$5.7	$1.5
Cruise	81	79	2	2.5%				$—
GM Financial	10,187	10,405	(218)	(2.1)%				$(0.2)
Eliminations/reclassifications	(79)	(93)	14	15.1%				$—
Total net sales and revenue	$93,420	$84,967	$8,453	9.9%	$(7.8)	$9.3	$5.7	$1.3

Refer to the regional sections of this MD&A for additional information on volume, mix and price.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2021	September 30, 2020			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$17,635	$24,021	$6,386	26.6%	$8.7	$(0.9)	$(1.3)	$(0.1)
GMI	2,702	2,859	157	5.5%	$0.6	$(0.4)	$(0.1)	$—
Corporate	54	100	46	46.0%		$—	$0.1	$—
Cruise	282	190	(92)	(48.4)%			$(0.1)
Eliminations	(1)	(1)	—	—%
Total automotive and other cost of sales	$20,672	$27,169	$6,497	23.9%	$9.3	$(1.3)	$(1.4)	$(0.1)

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2021	September 30, 2020			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$63,658	$57,739	$(5,919)	(10.3)%	$4.7	$(3.5)	$(6.8)	$(0.3)
GMI	8,449	8,757	308	3.5%	$0.7	$(0.5)	$—	$0.2
Corporate	125	283	158	55.8%		$—	$0.1	$—
Cruise	822	561	(261)	(46.5)%			$(0.3)
Eliminations	(1)	(1)	—	—%
Total automotive and other cost of sales	$73,053	$67,339	$(5,714)	(8.5)%	$5.4	$(4.0)	$(7.0)	$(0.1)

In the three months ended September 30, 2021, increased Cost was primarily due to: (1) increased material and freight costs of $0.9 billion; (2) increased manufacturing costs of $0.5 billion primarily related to the non-recurrence of austerity measures implemented in 2020 due to the COVID-19 pandemic; (3) increased engineering costs of $0.5 billion primarily related to accelerating our electric vehicle portfolio and the non-recurrence of austerity measures implemented in 2020 due to the COVID-19 pandemic; and (4) increased costs of $0.2 billion primarily related to parts and accessories sales; partially offset by (5) a decrease in campaigns and other warranty-related costs of $0.8 billion, which includes Chevrolet Bolt recall costs of $1.2 billion and associated recoveries of $1.9 billion.

In the nine months ended September 30, 2021, increased Cost was primarily due to: (1) increased material and freight costs of $3.1 billion; (2) increased engineering costs of $1.6 billion primarily related to accelerating our electric vehicle portfolio and the suspension of production and the non-recurrence of austerity measures implemented in 2020 due to the COVID-19 pandemic; (3) increased manufacturing costs of $1.0 billion primarily related to the suspension of production and the non-recurrence of austerity measures implemented in 2020 due to the COVID-19 pandemic; (4) increased costs of $0.8 billion primarily related to parts and accessories sales; and (5) an increase in campaign and other warranty-related costs of $0.5 billion, which includes Chevrolet Bolt recall costs of $2.0 billion and associated recoveries of $1.9 billion; partially offset by (6) charges of $0.6 billion primarily related to dealer restructuring charges, property and intangible asset impairments and inventory provisions in Australia, Thailand, and New Zealand in 2020.

Refer to the regional sections of this MD&A for additional information on volume and mix.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive and other selling, general and administrative expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2021	September 30, 2020		%	September 30, 2021	September 30, 2020		%
Automotive and other selling, general and administrative expense	$2,148	$1,628	$(520)	(31.9)%	$6,076	$4,908	$(1,168)	(23.8)%

In the three months ended September 30, 2021, Automotive and other selling, general and administrative expense increased primarily due to increased advertising, administrative and other costs of $0.4 billion primarily related to the non-recurrence of austerity measures implemented in 2020 due to the COVID-19 pandemic and charges of $0.2 billion related to Cadillac dealer strategy.

In the nine months ended September 30, 2021, Automotive and other selling, general and administrative expense increased primarily due to increased advertising, administrative and other costs of $0.9 billion primarily related to the suspension of production and the non-recurrence of austerity measures implemented in 2020 due to the COVID-19 pandemic and charges of $0.2 billion related to Cadillac dealer strategy.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2021	September 30, 2020		%	September 30, 2021	September 30, 2020		%
Interest income and other non-operating income, net	$800	$499	$301	60.3%	$2,383	$1,223	$1,160	94.8%

In the three months ended September 30, 2021, Interest income and other non-operating income, net increased primarily due to $0.2 billion increase in non-service pension income and favorable revaluation of investments of $0.2 billion.

In the nine months ended September 30, 2021, Interest income and other non-operating income, net increased primarily due to: (1) gains of $0.3 billion in the nine months ended September 30, 2021 compared to losses of $0.2 billion in the nine months ended September 30, 2020 related to Stellantis warrants; (2) $0.5 billion increase in non-service pension income; and (3) favorable revaluation of investments of $0.2 billion.

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2021	September 30, 2020		%	September 30, 2021	September 30, 2020		%
Income tax expense	$152	$887	$735	82.9%	$2,300	$1,132	$(1,168)	n.m.
__________
n.m. = not meaningful

In the three months ended September 30, 2021, Income tax expense decreased primarily due to a decrease in pre-tax income and tax benefit related to a deduction for an investment in a subsidiary. In the nine months ended September, 30 2021, Income tax expense increased primarily due to an increase in pre-tax income, partially offset by tax benefit related to a deduction for an investment in a subsidiary.

For the three and nine months ended September 30, 2021, our ETR-adjusted was 17.1% and 21.4%. We expect our adjusted effective tax rate to be approximately 22% for the year ending December 31, 2021.

Refer to Note 14 to our condensed consolidated financial statements for additional information related to Income tax expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended		Favorable / (Unfavorable)	%	Variance Due To
	September 30, 2021	September 30, 2020			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$20,554	$29,128	$(8,574)	(29.4)%	$(12.3)	$2.0	$1.3		$0.4
EBIT-adjusted	$2,125	$4,366	$(2,241)	(51.3)%	$(3.6)	$1.0	$1.3	$(1.2)	$0.2
EBIT-adjusted margin	10.3%	15.0%	(4.7)%
	(Vehicles in thousands)
Wholesale vehicle sales	423	799	(376)	(47.1)%

	Nine Months Ended		Favorable / (Unfavorable)	%	Variance Due To
	September 30, 2021	September 30, 2020			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$74,443	$66,563	$7,880	11.8%	$(7.0)	$8.2	$5.0		$1.7
EBIT-adjusted	$8,153	$6,459	$1,694	26.2%	$(2.3)	$4.6	$5.0	$(6.2)	$0.5
EBIT-adjusted margin	11.0%	9.7%	1.3%
	(Vehicles in thousands)
Wholesale vehicle sales	1,729	1,905	(176)	(9.2)%

GMNA Total Net Sales and Revenue In the three months ended September 30, 2021, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes due to a decrease in sales of crossover vehicles, pickup trucks, and passenger cars as a result of suspending production in 2021 due to the ongoing global semiconductor supply shortage; partially offset by (2) favorable mix associated with decreased sales of crossover vehicles and passenger cars and increased sales of full-size SUVs, partially offset by a decrease in sales of full-size pickup trucks; (3) favorable price primarily due to lower incentives as a result of low dealer inventory levels; and (4) favorable Other due to increased sales of parts and accessories and the foreign currency effect resulting from the strengthening of the Canadian Dollar and the Mexican Peso against the U.S. Dollar.

In the nine months ended September 30, 2021, Total net sales and revenue increased primarily due to: (1) favorable mix associated with decreased sales of passenger cars and crossover vehicles and increased sales of full-size pickup trucks and full-size SUVs, as a result of prioritizing semiconductor chips for our most popular and in-demand vehicles; (2) favorable price primarily due to lower incentives as a result of low dealer inventory levels and the launch of our new full-size SUVs; (3) favorable Other due to increased sales of parts and accessories and the foreign currency effect resulting from the strengthening of the Canadian Dollar and the Mexican Peso against the U.S. Dollar; partially offset by (4) decreased net wholesale volumes due to a decrease in sales of crossover vehicles and passenger cars, partially offset by increased sales of full-size SUVs and full-size pickup trucks. The impact on production in 2021 due to the ongoing global semiconductor supply shortage exceeds the impact of production suspensions in 2020 due to the COVID-19 pandemic.

GMNA EBIT-Adjusted In the three months ended September 30, 2021, EBIT-adjusted decreased primarily due to: (1) decreased net wholesale volumes; (2) unfavorable Cost due to increased material and freight cost of $0.8 billion, increased engineering cost of $0.4 billion including accelerating our electric vehicle portfolio, increased manufacturing and advertising costs primarily related to the non-recurrence of austerity measures implemented in 2020 due to the COVID-19 pandemic, partially offset by decreased campaigns and other warranty-related costs of $0.8 billion, including the Chevrolet Bolt recall and associated recoveries; partially offset by (3) favorable price; (4) favorable mix associated with decreased sales of crossover vehicles and passenger cars, partially offset by a decrease in sales of full-size pickup trucks and; (5) favorable Other due to favorable revaluation of investments.

In the nine months ended September 30, 2021, EBIT- adjusted increased primarily due to: (1) favorable price; (2) favorable mix; (3) favorable Other due to the foreign currency effect resulting from the strengthening of the Canadian Dollar and the Mexican Peso against the U.S. Dollar and favorable revaluation of investments; partially offset by (4) unfavorable Cost due to increased material and freight cost of $2.8 billion, increased engineering cost of $1.3 billion including accelerating our electric vehicle portfolio, increased manufacturing and advertising costs primarily related to the suspension of production and the non-

GENERAL MOTORS COMPANY AND SUBSIDIARIES

recurrence of austerity measures implemented in 2020 due to the COVID-19 pandemic, and increased campaigns and other warranty-related costs of $0.4 billion, including the Chevrolet Bolt recall and associated recoveries, partially offset by increased non-service pension income and; (5) decreased net wholesale volumes.

GM International

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2021	September 30, 2020		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$2,843	$2,735	$108	3.9%	$(0.7)	$0.6	$0.1		$0.1
EBIT-adjusted	$229	$10	$219	n.m.	$(0.1)	$0.2	$0.1	$—	$—
EBIT-adjusted margin	8.1%	0.4%	7.7%
Equity income — Automotive China	$270	$262	$8	3.1%
EBIT (loss)-adjusted — excluding Equity income	$(41)	$(252)	$211	83.7%
	(Vehicles in thousands)
Wholesale vehicle sales	113	166	(53)	(31.9)%
__________
n.m. = not meaningful

	Nine Months Ended		Favorable / (Unfavorable)		Variance Due To
	September 30, 2021	September 30, 2020		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$8,721	$7,692	$1,029	13.4%	$(0.8)	$1.1	$0.6		$0.1
EBIT (loss)-adjusted	$552	$(811)	$1,363	n.m.	$(0.1)	$0.6	$0.6	$(0.3)	$0.6
EBIT (loss)-adjusted margin	6.3%	(10.5)%	16.8%
Equity income — Automotive China	$854	$264	$590	n.m.
EBIT (loss)-adjusted — excluding Equity income	$(302)	$(1,075)	$773	71.9%
	(Vehicles in thousands)
Wholesale vehicle sales	388	447	(59)	(13.2)%
__________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT (loss)-adjusted above.

GMI Total Net Sales and Revenue In the three months ended September 30, 2021, Total net sales and revenue increased primarily due to: (1) favorable mix in South America, Asia/Pacific and the Middle East; (2) favorable pricing across multiple vehicle lines in Brazil and Argentina; and (3) favorable Other primarily due to increased components, parts and accessories sales; partially offset by (4) decreased wholesale volumes due to the semiconductor supply shortage.

In the nine months ended September 30, 2021, Total net sales and revenue increased primarily due to: (1) favorable mix in South America, Asia/Pacific and the Middle East; (2) favorable pricing across multiple vehicle lines in Brazil and Argentina; and (3) favorable Other primarily due to increased components, parts and accessories sales, partially offset by the foreign currency effect resulting from the weakening of various currencies against the U.S. dollar; partially offset by (4) decreased wholesale volumes primarily due to the semiconductor supply shortage and the wind-down of our vehicle sales operations in Australia, New Zealand and Thailand.

GMI EBIT (Loss)-Adjusted In the three months ended September 30, 2021, EBIT-adjusted increased primarily due to: (1) favorable mix; and (2) favorable price; partially offset by (3) decreased wholesale volumes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2021, EBIT-adjusted increased primarily due to: (1) favorable mix; (2) favorable price; and (3) favorable Other primarily due to increased equity income; partially offset by (4) unfavorable Cost primarily due to increased material costs; and (5) decreased wholesale volumes.

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

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Wholesale vehicle sales, including vehicles exported to markets outside of China	705	848	2,000	1,923
Total net sales and revenue	$10,321	$11,029	$29,150	$24,589
Net income	$546	$535	$1,659	$749

Cruise

	Three Months Ended		Favorable / (Unfavorable)	%	Nine Months Ended		Favorable / (Unfavorable)	%
	September 30, 2021	September 30, 2020			September 30, 2021	September 30, 2020
Total net sales and revenue(a)	$26	$26	$—	—%	$81	$79	$2	2.5%
EBIT (loss)-adjusted	$(286)	$(204)	$(82)	(40.2)%	$(847)	$(627)	$(220)	(35.1)%
__________
(a)Primarily reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three and nine months ended September 30, 2021 and 2020.

Cruise EBIT (Loss)-Adjusted In the three and nine months ended September 30, 2021, EBIT (loss)-adjusted increased primarily due to an increase in development costs as we progress towards the commercialization of a network of on-demand autonomous vehicles in the U.S.

GM Financial

	Three Months Ended		Increase/ (Decrease)	%	Nine Months Ended		Increase/ (Decrease)	%
	September 30, 2021	September 30, 2020			September 30, 2021	September 30, 2020
Total revenue	$3,354	$3,421	$(67)	(2.0)%	$10,187	$10,405	$(218)	(2.1)%
Provision for loan losses	$141	$31	$110	n.m.	$174	$824	$(650)	(78.9)%
EBT-adjusted	$1,093	$1,207	$(114)	(9.4)%	$3,856	$1,663	$2,193	n.m.
Average debt outstanding (dollars in billions)	$94.7	$90.2	$4.5	5.0%	$94.4	$91.6	$2.8	3.1%
Effective rate of interest paid	3.0%	3.1%	(0.1)%		2.8%	3.4%	(0.6)%
__________
n.m. = not meaningful

GM Financial Revenue In the three months ended September 30, 2021, total revenue decreased by an insignificant amount.

In the nine months ended September 30, 2021, total revenue decreased primarily due to decreased leased vehicle income of $0.3 billion primarily due to a decline in the average balance of the leased vehicles portfolio; partially offset by increased finance charge income of $0.1 billion primarily due to growth in the retail finance receivables portfolio.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial EBT-Adjusted In the three months ended September 30, 2021, EBT-adjusted decreased primarily due to an increased provision for loan losses of $0.1 billion primarily due to increased loan originations volume in the U.S. and a smaller improvement to the recovery rate outlook during the three months ended September 30, 2021 compared to the same period in 2020.

In the nine months ended September 30, 2021, EBT-adjusted increased primarily due to: (1) increased leased vehicle income net of leased vehicle expenses of $1.1 billion primarily due to decreased depreciation on leased vehicles resulting from increased residual value estimates and a decrease in the size of the portfolio, as well as increased lease termination gains, due to the increase in used vehicle prices; (2) decreased provision for loan losses of $0.7 billion primarily due to a reduction in the reserve levels established at the onset of the COVID-19 pandemic as a result of actual credit performance that was better than forecasted and favorable expectations for future charge-offs and recoveries, reflecting improved economic conditions, partially offset by reserves established for loans originated during the nine months ended September 30, 2021; and (3) decreased interest expense of $0.3 billion due to decreased credit spreads on GM Financial debt, partially offset by an increase in the average debt outstanding. GM Financial interest, operating and other expenses includes a $0.1 billion loss on extinguishment of debt.

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

Our known current material uses of cash include, among other possible demands: (1) capital spending and our investments in Ultium Cells LLC, our battery joint venture, of approximately $9.0 billion to $10.0 billion annually over the medium term in addition to payments for engineering and product development activities; (2) payments associated with previously announced vehicle recalls and any other recall-related contingencies; and (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans. Our material future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on the three objectives of our capital allocation program: (1) grow our business at an average target ROIC-adjusted rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18 billion; and (3) after the first two objectives are met, return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors, not less than once annually.

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

Cash flows that occur amongst our Automotive, Cruise and GM Financial operations are eliminated when we consolidate our cash flows. Such eliminations include, among other things, collections by Automotive on wholesale accounts receivables financed by dealers through GM Financial, payments between Automotive and GM Financial for accounts receivables transferred by Automotive to GM Financial, loans to Automotive from GM Financial, dividends issued by GM Financial to Automotive, tax payments by GM Financial to Automotive and Automotive cash injections in Cruise. The presentation of Automotive liquidity, Cruise liquidity and GM Financial liquidity presented below includes the impact of cash transactions amongst the sectors that are ultimately eliminated in consolidation.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $17.5 billion at September 30, 2021 and $18.5 billion at December 31, 2020. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for

GENERAL MOTORS COMPANY AND SUBSIDIARIES

exclusive use by GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.3 billion at September 30, 2021 and December 31, 2020.

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

If available capacity permits, GM Financial continues to have access to our automotive credit facilities, except for the three-year, $2.0 billion transformation facility that matures in January 2022. GM Financial did not have borrowings outstanding against any of these facilities at September 30, 2021 and December 31, 2020. We had intercompany loans from GM Financial of $0.2 billion and $0.4 billion at September 30, 2021 and December 31, 2020, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at September 30, 2021 and December 31, 2020. Refer to Note 4 to our condensed consolidated financial statements for additional information.

GM Financial's Board of Directors declared and paid dividends of $0.6 billion and $1.8 billion on its common stock in the three and nine months ended September 30, 2021 and $0.8 billion in the nine months ended September 30, 2020. Current dividend levels are reflective of record GM Financial earnings supported by strong residual values, favorable credit performance and improved economic conditions. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio.

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of September 30, 2021 and determined we are in compliance and expect to remain in compliance in the future.

The following table summarizes our available liquidity (dollars in billions):

	September 30, 2021	December 31, 2020
Automotive cash and cash equivalents	$10.7	$14.2
Marketable debt securities	4.8	8.1
Automotive cash, cash equivalents and marketable debt securities	15.5	22.3
Cruise cash and cash equivalents(a)	1.8	0.8
Cruise marketable debt securities(a)	1.8	0.9
Available liquidity	19.1	24.0
Available under credit facilities	17.2	18.2
Total available liquidity	$36.3	$42.2
__________
(a)Amounts are designated exclusively for the use of Cruise.

The following table summarizes the changes in our Automotive available liquidity (excluding Cruise, dollars in billions):

Nine Months Ended September 30, 2021
Operating cash flow	$0.3
Capital expenditures	(4.2)
GM investment in Cruise	(1.0)
Repayment of senior unsecured notes	(0.5)
Decrease in available credit facilities	(1.0)
Other non-operating	(1.4)
Total change in automotive available liquidity	$(7.8)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2021	September 30, 2020
Operating Activities
Net income	$6.5	$2.7	$3.8
Depreciation, amortization and impairment charges	4.3	4.1	0.2
Pension and OPEB activities	(1.8)	(1.4)	(0.4)
Working capital	(7.8)	(2.6)	(5.2)
Accrued and other liabilities and income taxes	(1.0)	(2.1)	1.1
Other	0.1	1.6	(1.5)
Net automotive cash provided by operating activities	$0.3	$2.3	$(2.0)

In the nine months ended September 30, 2021, the decrease in Net automotive cash provided by operating activities was primarily due to: (1) unfavorable working capital; partially offset by (2) lower sales incentive payments of $2.1 billion; and (3) higher dividends received from GM Financial of $1.0 billion.

	Nine Months Ended		Change
	September 30, 2021	September 30, 2020
Investing Activities
Capital expenditures	$(4.2)	$(3.3)	$(0.9)
Acquisitions and liquidations of marketable securities, net(a)	3.3	(4.0)	7.3
GM investment in Cruise	(1.0)	—	(1.0)
Other	(0.8)	—	(0.8)
Net automotive cash used in investing activities	$(2.7)	$(7.3)	$4.6
__________
(a)Amount includes $0.6 billion of proceeds from the sale of our remaining shares in Lyft in the nine months ended September 30, 2020.

In the nine months ended September 30, 2021, cash provided by acquisitions and liquidations of marketable securities, net increased due to liquidations of securities to fund operating activities and investments, compared to net acquisitions of securities from revolver proceeds during the nine months ended September 30, 2020.

	Nine Months Ended		Change
	September 30, 2021	September 30, 2020
Financing Activities
Borrowings against credit facilities, net	$—	$10.6	$(10.6)
Net proceeds (payments) from short-term debt	(0.5)	0.4	(0.9)
Issuance of senior unsecured notes	—	4.0	(4.0)
Repayment of senior unsecured notes	(0.5)	(0.5)	—
Dividends paid and payments to purchase common stock	—	(0.6)	0.6
Other	0.1	(0.4)	0.5
Net automotive cash provided by (used in) financing activities	$(0.9)	$13.5	$(14.4)

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the nine months ended September 30, 2021, net automotive cash provided by operating activities under U.S. GAAP was $0.3 billion, capital expenditures were $4.2 billion, and adjustments for management actions were insignificant.

In the nine months ended September 30, 2020, net automotive cash provided by operating activities under U.S. GAAP was $2.3 billion, capital expenditures were $3.3 billion, and adjustments for management actions were $0.2 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited (DBRS), Fitch Ratings, Moody's Investors Service (Moody's) and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. In March 2021, Moody’s affirmed our investment-grade credit ratings and raised our ratings outlook to stable. In June 2021, DBRS affirmed our investment-grade credit rating and raised our ratings outlook to positive. As of October 12, 2021, all other credit ratings remained unchanged since December 31, 2020.

Cruise Liquidity In the nine months ended September 30, 2021, Cruise Holdings issued Cruise Class G Preferred Shares in exchange for $2.7 billion from Microsoft, Walmart and other investors, including $1.0 billion from General Motors Holdings LLC. Refer to Note 16 to our condensed consolidated financial statements for additional information. When Cruise's autonomous vehicles are ready for commercial deployment, Softbank Vision Fund (AIV M2), L.P. is obligated to purchase additional Cruise convertible preferred shares for $1.35 billion.

The following table summarizes the changes in our Cruise available liquidity (dollars in billions):

Nine Months Ended September 30, 2021
Operating cash flow	$(0.7)
Issuance of Cruise Preferred Shares	1.7
GM investment in Cruise	1.0
Other non-operating	(0.1)
Total change in Cruise available liquidity(a)	$1.9
__________
(a)Excludes a multi-year credit agreement between Cruise and GM Financial whereby Cruise can request to borrow, over time, up to an aggregate of $5.2 billion, through 2024, to fund exclusively the purchase of autonomous vehicles from GM.

Cruise Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(0.7)	$(0.6)	$(0.1)
Net cash used in investing activities	$(0.9)	$(1.2)	$0.3
Net cash provided by financing activities	$2.7	$—	$2.7

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

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$4.9	$5.1
Borrowing capacity on unpledged eligible assets	21.1	19.0
Borrowing capacity on committed unsecured lines of credit	0.5	0.5
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$28.5	$26.6

At September 30, 2021, GM Financial's available liquidity increased from December 31, 2020 due to increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt, partially offset by a decrease in cash and cash equivalents. GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at September 30, 2021 and December 31, 2020. Refer to the Automotive Liquidity section of this MD&A for additional details.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At September 30, 2021, secured, committed unsecured and uncommitted unsecured credit facilities totaled $26.4 billion, $0.5 billion and $1.2 billion with advances outstanding of $0.9 billion, an insignificant amount and $1.2 billion.

GM Financial Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2021	September 30, 2020
Net cash provided by operating activities	$5.6	$6.0	$(0.4)
Net cash used in investing activities	$(3.2)	$(5.0)	$1.8
Net cash used in financing activities	$(1.6)	$(0.4)	$(1.2)

In the nine months ended September 30, 2021, Net cash provided by operating activities decreased primarily due to: (1) a decrease in derivative collateral posting activities of $0.6 billion; and (2) a decrease in leased vehicle income of $0.3 billion; partially offset by (3) a decrease in interest paid of $0.3 billion.

In the nine months ended September 30, 2021, Net cash used in investing activities decreased primarily due to: (1) an increase in proceeds from termination of leased vehicles of $5.6 billion; (2) an increase in collections and recoveries on finance receivables of $5.5 billion; partially offset by (3) an increase in purchases of leased vehicles of $6.2 billion; and (4) an increase in purchases of retail finance receivables of $3.1 billion.

In the nine months ended September 30, 2021, Net cash used in financing activities increased primarily due to: (1) a decrease in borrowings of $6.6 billion; (2) a decrease in preferred stock issuance of $0.5 billion; and (3) an increase in dividend payments of $1.0 billion; partially offset by (4) a decrease in debt repayments of $6.9 billion.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2021 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to the COVID-19 pandemic, we are monitoring our control environment with increased vigilance to ensure all increased risks are mitigated. For additional information refer to Part I, Item 1A. Risk Factors of our 2020 Form 10-K.

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

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended September 30, 2021:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
July 1, 2021 through July 31, 2021	3,372	$59.05	—	$3.3 billion
August 1, 2021 through August 31, 2021	—	$—	—	$3.3 billion
September 1, 2021 through September 30, 2021	—	$—	—	$3.3 billion
Total	3,372	$59.05	—
_______
(a)Shares purchased consist of shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs relating to compensation plans. Refer to our 2020 Form 10-K for additional details on employee stock incentive plans.
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
3.2
General Motors Company Amended and Restated Bylaws, as amended August 17, 2021, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed on August 23, 2021
Incorporated by Reference
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	October 27, 2021