Form 10-K
period 2021-12-31
General Motors Co
filed 2022-02-02
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $85.8 billion as of June 30, 2021.
As of January 18, 2022 there were 1,453,021,337 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement related to the Annual Stockholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
PART I

Item 1. Business

General Motors Company (sometimes referred to as we, our, us, ourselves, the Company, General Motors, or GM) was incorporated as a Delaware corporation in 2009. We design, build and sell trucks, crossovers, cars and automobile parts and provide software-enabled services and subscriptions worldwide. Our automotive operations meet the demands of our customers through our automotive segments: GM North America (GMNA) and GM International (GMI) with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily in China, with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet and Wuling brands. Cruise is our global segment responsible for the development and commercialization of autonomous vehicle technology. We provide automotive financing services through our General Motors Financial Company, Inc. (GM Financial) segment. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 23 to our consolidated financial statements for financial information about our segments. Except for per share amounts or as otherwise specified, amounts presented within tables are stated in millions. Forward-looking statements in this Business section are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to Item 1A. Risk Factors and the "Forward-Looking Statements" section of Part II, Item 7. MD&A for a discussion of these risks and uncertainties.

Our vision for the future is a world with zero crashes, zero emissions and zero congestion, which guides our growth-focused strategy to invest in electric vehicles (EVs) and autonomous vehicles (AVs), software-enabled services and subscriptions and new business opportunities, while strengthening our market position in profitable internal combustion engine (ICE) vehicles, such as trucks and sport utility vehicles (SUVs). We have committed to an all-electric future with a core focus on zero emission battery EVs as part of our long-term strategy to reduce petroleum consumption and greenhouse gas (GHG) emissions. As a result, we have committed to making total EV and AV investments of more than $35.0 billion from 2020 through 2025.

We have an opportunity to grow our vehicle and financing revenue by continuing to capitalize on the strength of our franchises and scaling our EV production and customer base over the next decade. We also have the potential of growing our revenue through our software-enabled services and subscriptions, including OnStar, our advanced driver-assistance system (ADAS), Super Cruise, and future offerings, such as our next-generation ADAS, Ultra Cruise, and Ultifi. Additionally, we are incubating several new businesses with a start-up mindset that we believe will enable us to attract new customers and generate revenues in new areas.

Electric Vehicles We plan to launch more than 30 EVs globally by 2025. A key element in our EV strategy is Ultium, our all-new dedicated battery electric platform. Our first Ultium-based products launched with the GMC HUMMER EV and BrightDrop EV600 in 2021, to be followed by the Cadillac LYRIQ in 2022. This all-new platform is flexible and will be leveraged across multiple brands and vehicle sizes, styles and drive configurations, allowing for quick response to customer preferences and a shorter design and development lead time compared to our ICE vehicles.

In September 2021, we announced three new drive assist motors as part of Ultium Drive, calibrated in-house to ensure the highest level of performance in Ultium-based EVs. We designed the motors as a scalable family, sharing design principles as well as similar tooling and manufacturing strategies.

In November 2021, we began production at GM’s Factory ZERO Detroit-Hamtramck Assembly Center (Factory ZERO), which was re-tooled into a fully dedicated EV facility to produce the GMC HUMMER EV and the upcoming Cruise Origin and Chevrolet Silverado EV, which we revealed in January 2022 at the Consumer Electronics Show in Las Vegas, Nevada. In January 2022, we announced that we will convert our assembly plant in Orion Township, Michigan for production of the Chevrolet Silverado EV and the electric GMC Sierra. Additionally, we have announced plans to mass-produce battery cells for these and other future EVs through Ultium Cells LLC (an equally owned joint venture with LG Energy Solution) in Lordstown, Ohio, Spring Hill, Tennessee and Lansing, Michigan. A fourth U.S.-based battery cell plant is also planned by mid-decade.

To support mass market adoption of EVs, we are working to ensure that our customers will have access to comprehensive charging solutions. For personal vehicles, this means strategically addressing charging needs at home, the workplace and in public locations. For fleet vehicles, this means turnkey charging solutions and fleet and facility energy management services. We have announced collaborative work with several charge network operators to filter real-time data on their respective

GENERAL MOTORS COMPANY AND SUBSIDIARIES
networks and charge station health into Ultium Charge 360, a holistic charging approach that integrates charging networks, GM vehicle mobile apps and other products and services to simplify the overall charging experience for GM EV owners.

Ultium Charge 360 is also available to our fleet and BrightDrop customers and offers fleet and facility management tools, integration with GM’s fleet management offerings and support across a wide range of fleet sizes. In October 2021, we announced a new Dealer Community Charging Program to install up to 40,000 Level 2 EV chargers across the U.S. and Canada. Working with our dealers, we intend to expand access to charging in local communities, including in underserved, rural and urban areas where EV charging access is often limited. This initiative, which is expected to begin in 2022, is part of our commitment to invest nearly $750 million to expand home, workplace and public charging infrastructure through the Ultium Charge 360 ecosystem through 2025.

OnStar and Vehicle Connectivity We offer OnStar and connected services to more than 22 million connected vehicles globally through subscription-based and complimentary services. We are among the leaders in the industry, with significant global real-world experience in delivering connected services and advanced safety features. OnStar provides safety and security services for retail and fleet customers, including automatic crash response, emergency services, roadside assistance, crisis assist, stolen vehicle assistance and turn-by-turn navigation. Additionally, we offer OnStar Guardian, a mobile app that allows customers to access key OnStar safety and security services from anywhere and in any vehicle. Fleet customers leverage OnStar Vehicle Insights, our telematics solution across their entire fleet, regardless of vehicle make or model. We also offer a variety of connected services, including mobile apps for owners to remotely control certain vehicle features and EV owners to locate charging stations, on-demand vehicle diagnostics, GM Smart Driver, GM Marketplace in-vehicle commerce, Amazon Alexa in-vehicle voice, Google's Voice Assistant, navigation and app ecosystem, connected navigation and SiriusXM with 360L and 4G LTE wireless connectivity. In August 2021, we announced plans to roll out 5G connectivity in select model year 2024 vehicles.

Super Cruise and Ultra Cruise We offer Super Cruise, the industry's first hands-free driver assistance feature for enabled roads in the U.S. and Canada, which is powered by vehicle connectivity by means of a Super Cruise subscription. Super Cruise capabilities will be available on eight model year 2022 vehicles in the beginning of 2022 and will expand to be included on more than 20 models by 2023. In October 2021, we announced Ultra Cruise, a significant next step in hands-free advanced driving-assistance technology that we anticipate will be available on select models in 2023. It will create a virtually door-to-door hands-free driving experience as it will be designed to handle 95 percent of all driving scenarios on every paved road in the U.S. and Canada over time.

Ultifi Our end-to-end software platform Ultifi will provide our customers with software-defined features, apps and services over-the-air starting in 2023. Ultifi and the apps it enables will empower customers to update their ownership experiences continuously with desirable features such as vehicle performance, ADAS, safety and security features, climate and comfort options, personal themes and EV ownership experience elements, including battery and charging details.

Cruise Cruise is driving leadership in the development and commercialization of AV technology. We believe that building all-electric vehicles with autonomous capabilities integrated from the beginning, rather than through retrofits, is the most efficient way to unlock the tremendous potential societal benefits of self-driving cars. The Cruise Origin, a purpose-built, all-electric, self-driving vehicle that is being co-developed by GM, Cruise and Honda Motor Company, Ltd. (Honda), will be built on General Motors’ all-new modular architecture, powered by the Ultium platform, at Factory ZERO starting in early 2023, pending government approvals. In October 2020, Cruise received a driverless test permit from the California Department of Motor Vehicles to remove test drivers from Cruise autonomous test vehicles in San Francisco and subsequently began fully driverless testing. In October 2020, GM and Cruise also announced they will file an exemption petition with the National Highway Traffic Safety Administration (NHTSA) seeking regulatory approval for the Origin’s deployment, and withdrew an earlier exemption petition that was limited to the Cruise AV derived from the Chevrolet Bolt platform.

In June 2021, Cruise received a driverless test permit from the California Public Utilities Commission (CPUC) to provide unpaid rides to the public in driverless vehicles. In September 2021, Cruise received approval of its Autonomous Vehicle Deployment Permit from the California Department of Motor Vehicles to commercially deploy driverless AVs. Cruise will need one additional permit from the CPUC to charge the public for driverless rides in California. Given the potential of all-electric self-driving vehicles to help save lives, reshape our cities and reduce emissions, the goal of Cruise is to deliver its self-driving services as soon as possible, but as Cruise continues to expand and scale its operations safety will continue to be the gating metric — supported by Cruise's Safety Management System and its other risk identification, assessment and mitigation processes.

BrightDrop BrightDrop is building an ecosystem of all-electric and connected first-to-last mile products and services, including light commercial vehicles, smart containers and a software platform for fleet and asset management designed to help delivery and logistics companies deliver goods more efficiently. We are converting our CAMI manufacturing plant in Ingersoll,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Ontario to produce the all new BrightDrop EV600 and BrightDrop EV410 electric light commercial vehicles. In December 2021, we started deliveries of the BrightDrop EV600 to FedEx Express, our launch customer. Additionally, we announced that Verizon will be the first customer for the BrightDrop EV410.

HYDROTEC We are developing hydrogen fuel cell applications across transportations and industries, including mobile power generation, class 7/8 truck, locomotive, aerospace and marine applications. The development of HYDROTEC is another element of our long-term strategy and commitment toward the reduction of petroleum consumption and GHG emissions. We believe hydrogen fuel cells will play an important role in many automotive and other mobility applications where customers will derive additional benefits from the ability to refuel quickly, an extended range, suitability for heavier payloads and central refueling of large fleets. GM and Honda, through our long-term strategic alliance to collaborate in research and advanced engineering efforts, are developing and commercializing fuel cell systems. In 2021, GM announced it will supply HYDROTEC to Navistar, Inc., which is developing hydrogen-powered heavy trucks to launch in 2024, and to Liebherr-Aerospace, which is developing hydrogen-powered auxiliary power units for aircraft. In June 2021, we announced a collaboration with Wabtec Corporation to develop and commercialize the Ultium platform and HYDROTEC fuel systems for their locomotives.

OnStar Insurance Services OnStar Insurance is currently available in 46 states and Washington, D.C. and is expected to be available in all 50 states by the second quarter of 2022. In the future, we plan to integrate insurance products into the vehicle experience and offer premiums based on personal driving behaviors by leveraging, with customer consent, data coming from GM vehicles.

GM Defense Providing commercially developed solutions, including purpose-built vehicles, for government and military customers. GM Defense's growth strategy is focused on building a portfolio of products, including the Infantry Squad Vehicle and the purpose-built Heavy Duty Suburban, by leveraging our manufacturing and innovation capabilities.

Competitive Position and Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the year ended December 31, 2021, 30% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Years Ended December 31,
	2021		2020		2019
GMNA	2,308	80.7%	2,707	80.3%	3,214	76.4%
GMI	551	19.3%	663	19.7%	995	23.6%
Total	2,859	100.0%	3,370	100.0%	4,209	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Years Ended December 31,
	2021			2020			2019
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	15,383	2,218	14.4%	14,892	2,547	17.1%	17,499	2,887	16.5%
Other	3,083	356	11.5%	2,804	377	13.4%	3,645	480	13.2%
Total North America	18,466	2,574	13.9%	17,696	2,924	16.5%	21,144	3,367	15.9%
Asia/Pacific, Middle East and Africa
China(a)	25,878	2,892	11.2%	24,926	2,901	11.6%	25,398	3,094	12.2%
Other	19,389	431	2.2%	18,094	530	2.9%	21,457	584	2.7%
Total Asia/Pacific, Middle East and Africa	45,267	3,323	7.3%	43,020	3,431	8.0%	46,855	3,678	7.9%
South America
Brazil	2,119	242	11.4%	2,055	338	16.4%	2,787	476	17.1%
Other	1,488	151	10.2%	1,105	132	12.0%	1,531	193	12.6%
Total South America	3,607	393	10.9%	3,160	470	14.9%	4,318	669	15.5%
Total in GM markets	67,340	6,290	9.3%	63,876	6,825	10.7%	72,317	7,714	10.7%
Total Europe	15,080	1	—%	14,946	1	—%	19,021	4	—%
Total Worldwide(b)	82,420	6,291	7.6%	78,822	6,826	8.7%	91,338	7,718	8.4%
United States
Cars	3,262	138	4.2%	3,341	239	7.1%	4,632	389	8.4%
Trucks	4,125	1,223	29.6%	4,050	1,257	31.0%	4,494	1,332	29.7%
Crossovers	7,996	857	10.7%	7,501	1,051	14.0%	8,373	1,166	13.9%
Total United States	15,383	2,218	14.4%	14,892	2,547	17.1%	17,499	2,887	16.5%
China(a)
SGMS		1,277			1,407			1,482
SGMW		1,615			1,494			1,612
Total China	25,878	2,892	11.2%	24,926	2,901	11.6%	25,398	3,094	12.2%
__________
(a)    Includes sales by our Automotive China Joint Ventures (Automotive China JVs): SAIC General Motors Sales Co., Ltd. (SGMS) and SAIC GM Wuling Automobile Co., Ltd. (SGMW).
(b)    Cuba, Iran, North Korea, Sudan and Syria are subject to broad economic sanctions. Accordingly, these countries are excluded from industry sales data and corresponding calculation of market share.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. We sell vehicles directly or through our dealer network to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Years Ended December 31,
	2021	2020	2019
GMNA	399	493	741
GMI	311	351	498
Total fleet sales	710	844	1,239

Fleet sales as a percentage of total vehicle sales	11.3%	12.4%	16.1%

Product Pricing Several methods are used to promote our products, including the use of dealer, retail and fleet incentives, such as customer rebates and finance rate support. The level of incentives is dependent upon the level of competition in the markets in which we operate and the level of demand for our products.

Cyclical and Seasonal Nature of Business The market for vehicles is cyclical and depends in part on general economic conditions, credit availability and consumer spending. Vehicle markets are also seasonal. Production varies from month to month. Vehicle model changeovers occur throughout the year as a result of new market entries.

Relationship with Dealers We market vehicles and automotive parts worldwide primarily through a network of independent authorized retail dealers. These outlets include distributors, dealers and authorized sales, service and parts outlets. Our customers can obtain a wide range of after-sale vehicle services and products through our dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories and extended service warranties. The number of authorized dealerships and other agents performing similar functions were 4,670 in GMNA and 7,670 in GMI at December 31, 2021.

We and our joint ventures enter into a contract with each authorized dealer agreeing to sell to the dealer one or more specified product lines at wholesale prices and granting the dealer the right to sell those products to customers from an approved location. Our dealers often offer more than one GM brand at a single dealership in a number of our markets. Authorized dealers offer parts, accessories, service and repairs for GM vehicles in the product lines that they sell using GM parts and accessories. Our dealers are authorized to service GM vehicles under our limited warranty, and those repairs are made almost exclusively with GM parts. Our dealers generally provide their customers with access to credit or lease financing, vehicle insurance and extended service contracts, which may be provided by GM Financial and other financial institutions.

The quality of GM dealerships and our relationship with our dealers are critical to our success given that they maintain the primary sales and service interface with the end consumer of our products. In addition to the terms of our contracts with our dealers, we are regulated by various country and state franchise laws and regulations that may supersede those contractual terms and impose specific regulatory requirements and standards for initiating dealer network changes, pursuing terminations for cause and other contractual matters.

Research, Product Development and Intellectual Property Costs for research, manufacturing engineering, product engineering and design and development activities primarily relate to developing new products or services or improving existing products or services, including activities related to vehicle and GHG emissions control, improved fuel economy, EVs, AVs and the safety of drivers and passengers. Research and development expenses were $7.9 billion, $6.2 billion and $6.8 billion in the years ended December 31, 2021, 2020 and 2019.

Product Development The Global Product Development organization is responsible for designing, developing and integrating all global products and their components while aiming to maximize part sharing across multiple vehicle segments. Global teams in Design, Program Management & Execution, Component & Subsystem Engineering, Product Integrity, Safety, Controls and Software Engineering and Purchasing & Supply Chain collaborate to meet customer requirements and maximize global economies of scale.

Our global vehicle architecture development is headquartered at our Global Technical Center in Warren, Michigan. Cross-segment part sharing is an essential enabler to optimize our vehicle portfolio, with more than 75% of our global internal combustion vehicle sales volume expected to come from five internal combustion vehicle architectures through this decade. We

GENERAL MOTORS COMPANY AND SUBSIDIARIES
will continue to leverage our architecture portfolio to accommodate our customers around the world while achieving our financial goals.

We invested in construction of the Wallace Battery Cell Innovation Center, an all-new facility that will significantly expand the Company's battery technology operations and accelerate development and commercialization of longer range, more affordable EV batteries. The Wallace Center will be located on the campus of the Global Technical Center in Warren, Michigan.

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

Raw Materials, Services and Supplies We purchase a wide variety of raw materials, parts, supplies, energy, freight, transportation and other services from numerous suppliers to manufacture our products. The raw materials primarily include steel, aluminum, resins, copper, lead and precious metals. We do not normally carry substantial inventories of these raw materials in excess of levels reasonably required to meet our production requirements, and we have not experienced any significant shortages of raw materials. Costs are expected to remain elevated due to the price of commodities and the continuing existence of tariffs. We also purchase systems, components and parts from suppliers. The global semiconductor supply shortage has had, and is continuing to have, wide-ranging effects across multiple industries, particularly the automotive industry. Refer to Item 1A. Risk Factors and to Part II, Item 7. MD&A for further discussion on the effect the global semiconductor supply shortage has had on our results of operations.

In some instances, we purchase systems, components, parts and supplies from a single source, which may increase risk to supply disruptions. The inability or unwillingness of these sources to provide us with parts and supplies could have a material adverse effect on our production. Combined purchases from our two largest suppliers were approximately 12% of total purchases in the year ended December 31, 2021, and approximately 11% of our total purchases in each of the years ended December 31, 2020 and 2019. Refer to Item 1A. Risk Factors for further discussion of these risks.

Our transition to EVs includes a resilient, scalable and more sustainable North America-focused EV supply chain. Certain of the initiatives we have advanced in 2021 include sourcing silicon carbide power device solutions for GM’s EV programs, processing cathode active material, sourcing U.S. lithium with more sustainable extraction methods and sourcing permanent magnets using locally sourced raw materials.

Automotive Financing - GM Financial GM Financial is our global captive automotive finance company and our global provider of automobile finance solutions. GM Financial conducts its business in North America, South America and through joint ventures in China.

GM Financial provides retail loan and lease lending across the credit spectrum to support vehicle sales. Additionally, GM Financial offers commercial lending products to dealers including floorplan financing, which is lending to finance new and used vehicle inventory; and dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate. Other commercial lending products include financing for parts and accessories, dealer fleets and storage centers.

In North America, GM Financial offers a sub-prime lending program. The program is primarily offered to consumers with a FICO score or its equivalent of less than 620 who have limited access to automobile financing through banks and credit unions and is expected to sustain a higher level of credit losses than prime lending.

GM Financial generally seeks to fund its operations in each country through local sources of funding to minimize currency and country risk. GM Financial primarily finances its loan, lease and commercial origination volume through the use of secured and unsecured credit facilities, securitization transactions and the issuance of unsecured debt in the capital markets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Human Capital

The foundation of GM’s business is our Purpose: We pioneer the innovations that move and connect people to what matters. It's why we exist. Our Purpose, growth strategy and culture all help us on our path towards achieving our vision of — a world with zero crashes, zero emissions and zero congestion. Our people are our most valuable asset, and we must continue to attract and retain the best talent in the world in order to achieve this vision. As a result, we strive to create a Workplace of Choice to attract, retain and develop top talent by adhering to a responsible employer philosophy, which includes, among other things, commitments to create job opportunities, pay workers fairly, ensure safety and well-being, and promote diversity, equity and inclusion. Fundamental to these commitments are our company values.

Our eight GM behaviors are the foundation of our culture; and how we behave encompasses key measures of our performance, including the visible ways we conduct ourselves as we work with one another.

Diversity, Equity and Inclusion At GM, we are committed to fostering a culture of diversity, equity and inclusion. In every moment, we must decide what we can do — individually and collectively — to drive meaningful, deliberate and long-lasting change. GM’s unwavering commitment in this regard includes taking steps to ensure that all areas of our business are

GENERAL MOTORS COMPANY AND SUBSIDIARIES
supportive of a world-class inclusive, equitable and diverse organization. Our ability to meet the needs of a diverse and global customer base is tied closely to the behaviors of the people within our company, which is why we are committed to fostering a culture that celebrates our differences. This commitment is embraced at all levels of the organization, including our diverse Board of Directors, which is currently made up of more than 50% women (7 out of 13 members) and is more than 30% racially or ethnically diverse (4 out of 13 members). In alignment with these commitments, GM publicly disclosed its EEO-1 Consolidated Report for the first time in 2021.

Based on these longstanding values, our Chair and CEO, Mary Barra, chairs an Inclusion Advisory Board (IAB) of internal and external leaders who guide our work to improve diversity and inclusion in our Company. The purpose of the IAB is to consult with GM’s Senior Leadership Team with the long-term goal of inspiring the Company to be inclusive through our words, deeds and culture. We also have a number of programs and partnerships aimed at enhancing our culture of inclusion throughout the Company. For example, we have 11 voluntary, employee-led resource groups that provide a forum for diverse employees and allies from a variety of different backgrounds to share experiences and express concerns. Each group also works to attract new talent to our company and offers employees opportunities to support our company’s diversity initiatives within the community.

In addition, we are expanding our partnerships with organizations aimed at supporting our ongoing efforts to increase the representation of women and underrepresented groups in our workplace. Through our participation in the Business Roundtable Multiple Pathways Initiative and OneTen, for example, we are specifically aiming to build more robust pipelines for skills-based hiring into our company while ensuring long-term developmental opportunity.

Develop and Retain Talented People Today, we compete for talent against other automotive companies and against businesses in other sectors, such as technology. To win and keep top talent, we must provide a workplace culture that encourages employee behaviors aligned with our values, fulfills their long-term individual aspirations and provides experiences that make individuals feel valued, included and engaged. In furtherance of this goal, we invest significant resources to retain and develop our talent. In addition to mentoring and networking opportunities, we offer a vast array of career development resources to help develop, grow and enable employees to make the most of their careers at GM. Formal resources include, among other things, the Technical Education Program, which offers our employees an opportunity to complete corporate strategically aligned degrees and certificate programs at leading universities, and our Degreed Learning Platform, which brings forth a variety of external and in-house content in learning pathways and other micro learnings. It is also tied to our GM Competency and skills model. Employees in some of our technical roles also have the opportunity to participate in the GM Technical Learning University — a training and upskilling program designed to expand and update the technical prowess of our workforce.

GM recognizes that leadership effectiveness is a critical business need. All new managers in the Company are automatically entered into a six-month immersive learning program and all new executives come together annually for a week-long upskilling and targeted development program designed around the GM leadership profile.

Safety and Well-Being The safety and well-being of our employees is also a critical component of our ability to transform the future of personal mobility. At GM, we pride ourselves on our commitment to live values that return people home safely — Every Person, Every Site, Every Day. Our unwavering commitment to safety is manifested through empowering employees to “Speak Up for Safety” through various means without fear of retaliation. The well-being of our employees is equally as important to entice and stimulate creativity and innovation. In addition to traditional healthcare, paid time off, paid parental leave, wellness programs, flextime scheduling and telecommuting arrangements and retirement benefits, including a 401(k) matching program, GM offers a variety of benefits and resources to support employees' physical and mental health, including access to fitness facilities in certain locations, which help us both attract talent and reap the benefits of a healthier workforce. In addition, leveraging our experience with remote work during the COVID-19 pandemic, GM recently instituted “Work Appropriately,” a policy whereby, depending on the nature of their work, our employees have the flexibility to work where they can have the greatest impact to achieve their goals and for their individual success.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Employees At December 31, 2021, we employed approximately 83,000 (53%) hourly employees and approximately 74,000 (47%) salaried employees. At December 31, 2021, approximately 45,000 (46%) of our U.S. employees were represented by unions, a majority of which were represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW). The following table summarizes worldwide employment (in thousands):

December 31, 2021
GMNA(a)	115
GMI	33
GM Financial	9
Total Worldwide	157

U.S. - Salaried	53
U.S. - Hourly	45
__________
(a)Includes Cruise.

Information About our Executive Officers As of February 2, 2022, the names and ages of our executive officers and their positions with GM are as follows:

Name (Age)	Present GM Position (Effective Date)	Positions Held During the Past Five Years (Effective Date)
Mary T. Barra (60)	Chair and Chief Executive Officer (2016)
Julian Blissett (55)	Executive Vice President and President, GM China (2020)	Senior Vice President, International Operations (2019) Vice President, Executive Shanghai GM (2014)
Stephen K. Carlisle (59)	Executive Vice President and President, North America (2020)	Senior Vice President and President, Cadillac (2018) President and Managing Director, GM Canada (2015)
Craig B. Glidden (64)	Executive Vice President, Global Public Policy, General Counsel and Corporate Secretary (2021)	Executive Vice President and General Counsel (2015)
Christopher T. Hatto (51)	Vice President, Global Business Solutions and Chief Accounting Officer (2020)	Vice President, Controller and Chief Accounting Officer (2018) Chief Financial Officer, U.S. Sales Operations (2016)
Paul A. Jacobson (50)	Executive Vice President and Chief Financial Officer (2020)	Delta Air Lines, Executive Vice President — Chief Financial Officer (2013)
Gerald Johnson (59)	Executive Vice President, Global Manufacturing and Sustainability (2019)	Vice President, North America Manufacturing and Labor Relations (2017) Vice President of Operational Excellence (2014)
Douglas L. Parks (60)	Executive Vice President, Global Product Development, Purchasing and Supply Chain (2019)	Vice President, Autonomous and Electric Vehicles (2017) Vice President, Autonomous Technology and Vehicle Execution (2016)
Mark L. Reuss (58)	President (2019)	Executive Vice President and President, Global Product Development Group and Cadillac (2018) Executive Vice President, Global Product Development, Purchasing & Supply Chain (2014)

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

Environmental and Regulatory Matters

Automotive Criteria Emissions Control Our products are subject to laws and regulations globally that require us to control certain non-GHG automotive emissions, including vehicle and engine exhaust emission standards, vehicle evaporative emission standards and onboard diagnostic (OBD) system requirements. Emission requirements have become more stringent as a result of stricter standards and new diagnostic requirements that have come into force in many markets around the world, often with very little harmonization. Regulatory authorities may conduct ongoing evaluations of products from all manufacturers. For additional information, refer to Item 1A. Risk Factors.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The U.S. federal government, through the Environmental Protection Agency (EPA), imposes stringent exhaust and evaporative emission control requirements on vehicles sold in the U.S. The California Air Resources Board (CARB) likewise imposes stringent exhaust and evaporative emission standards. The Clean Air Act permits states that have areas with air quality compliance issues to adopt California emission standards in lieu of federal requirements. Seventeen states and the District of Columbia have adopted California emission standards, and there is a possibility that additional U.S. jurisdictions could adopt California emission requirements in the future.

For each model year we must obtain certification that our vehicles and heavy-duty engines will meet emission requirements of the EPA before we can sell vehicles in the U.S. and Canada, and of CARB before we can sell vehicles in California and the states that have adopted California emission requirements.

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

Brazil has approved a set of national emission standards referred to as L7, to be implemented in 2022, and L8, to be implemented from 2025 onward. L7 standards cover tailpipe exhaust gases, durability for emissions, evaporative emissions and noise limits, and include additional OBD requirements and a phase-in for onboard refueling vapor recovery systems. L8 standards include targets for vehicle emissions and reduce corporate exhaust limits every two years until 2031. Some of the requirements are aligned with those of the EPA.

As a result of the sale of the Opel and Vauxhall businesses and certain other assets in Europe (Opel/Vauxhall Business), GM’s vehicle presence in Europe is smaller, but GM may still be affected by actions taken by regulators related both to Opel/Vauxhall vehicles sold before the sale of the Opel/Vauxhall Business as well as to other vehicles GM continues to sell in Europe. In the EU, increased scrutiny of compliance with emission standards may result in changes to these standards, as well as stricter interpretations or redefinition of these standards and more rigorous enforcement. For example, our former German subsidiary has participated in continuing discussions with German and European authorities concerning emissions control systems. Beyond this, as a part of the EU’s desire to accelerate the shift to sustainable mobility, the EU is looking to develop stricter emission standards (Euro 7) for all petrol and diesel cars, vans, lorries and buses, as well as reform CO2 standards, and place requirements on batteries to be used in EVs. For additional information, refer to Note 16 to our consolidated financial statements.

Automotive Fuel Economy and GHG Emissions In the U.S., NHTSA promulgates and enforces Corporate Average Fuel Economy (CAFE) standards for three separate fleets: domestic cars, import cars and light-duty trucks. Manufacturers are subject to substantial civil penalties if they fail to meet the applicable CAFE standard in any model year, after considering all available credits for the preceding five model years, expected credits for the three succeeding model years and credits obtained from other manufacturers. In addition to federal CAFE standards, the EPA promulgates and enforces GHG emission standards. In March 2020, NHTSA and the EPA issued a rule setting fuel economy and GHG emission standards for light-duty vehicles through the 2026 model year. Those actions are currently being challenged through litigation; however, the litigation is currently held in abeyance as the agencies have since proposed new, more stringent light-duty CAFE and GHG standards. Though NHTSA and the EPA have previously issued joint CAFE and GHG standards, the agencies have now separately proposed, and the EPA has finalized, standards with differing stringency levels and affected model years, with the proposed CAFE standards addressing the 2024-2026 model years and the GHG standards addressing the 2023-2026 model years. NHTSA and the EPA also regulate the fuel efficiency and GHG emissions of medium- and heavy-duty vehicles, imposing more stringent standards over time.

In addition, CARB has asserted the right to promulgate and enforce its own state GHG standards for motor vehicles, and other states have asserted the right to adopt CARB's standards. CARB regulations previously stated that compliance with the light-duty EPA GHG program is deemed compliance with CARB standards. However, in December 2018 CARB amended this regulation to state that, in the event the EPA were to alter federal GHG stringency, which it now has, compliance with the EPA's GHG emission standards will no longer be deemed compliance with CARB's separate requirements. In September 2019, NHTSA issued a rule asserting that California is preempted from regulating GHG emissions. Litigation challenging that rule is currently being held in abeyance, as the EPA has since proposed, and NHTSA has finalized, actions that could result in a restoration of California’s ability to promulgate and enforce its own state GHG standards. Depending on the outcome of the

GENERAL MOTORS COMPANY AND SUBSIDIARIES
federal CAFE and GHG rulemakings and related litigation and the finality of CARB's regulatory amendment, in the future GM might be required to meet differing EPA GHG, California GHG and CAFE standards.

CARB has also imposed the requirement that increasing percentages of Zero Emission Vehicles (ZEVs) must be sold in California. The Clean Air Act permits states to adopt California emission standards, and 14 have adopted the ZEV requirements. In September 2019, the EPA revoked the waiver it had granted to California that permitted its ZEV program, and NHTSA also asserted preemption of California's ZEV program. Litigation over EPA and NHTSA's actions is currently being held in abeyance, as EPA and NHTSA have since proposed actions that could result in a restoration of California’s ability to promulgate and enforce ZEV standards. Depending on any final agency action taken by the EPA and NHTSA, and/or the outcome of the related litigation, there is a possibility that additional U.S. jurisdictions could adopt California ZEV requirements in the future.

In Canada, light- and heavy-duty GHG regulations are currently patterned after the EPA GHG emission standards given the integrated nature of the auto sector between Canada and the United States. The Canadian government is conducting a mid-term review of its 2022 to 2025 model year light-duty GHG standards and is considering regulatory developments of the U.S. in this regard. In addition, the Canadian province of Quebec has ZEV requirements regulating the 2018 to 2025 model years largely based on California program requirements and the province of British Columbia’s similar ZEV regulations that were completed in July 2020 and cover the 2020 to 2039 model years. Both provinces are further updating their ZEV regulations and the Canadian federal government recently proposed to ban the sale of ICE vehicles in Canada beginning in 2035, although no specific draft regulations have been shared at this time.

China has two fuel economy requirements for passenger vehicles: an individual vehicle pass-fail type approval requirement and a fleet average fuel consumption requirement. With a focus on the fleet average fuel consumption requirement, the China Phase 5 launched in 2021 and full compliance is required by 2025. In addition, China has established a mandate that requires passenger car manufacturers to produce a certain volume of plug-in hybrid, battery electric and fuel cell vehicles, which are referred to as New Energy Vehicles (NEVs), to generate credits in 2019 and beyond. The number of credits per car is based on the level of electric range and energy efficiency, with the goal of increasing NEV volume penetrations and improving technological sophistication over time. Uncommitted NEV credits may be used to assist compliance with the fleet average fuel consumption requirement. China has issued NEV credit targets between 2019 and 2023 and is setting new NEV credit targets aimed at further increasing volumes of NEVs in 2024 and 2025. China has provided various levels of subsidies for NEVs, and certain subsidies have been extended to the end of 2022.

In Brazil, the Secretary of Industry and Development promulgates and enforces CAFE standards and has enforced a new CAFE program for the period October 2020 to September 2026 and October 2026 to September 2032 for light-duty and mid-size trucks and SUVs, including diesel vehicles, imposing more stringent standards for each period.

We have several options to comply with existing and potential new global regulations. Such options include increasing production and sale of certain vehicles, such as EVs, and curtailing production of less fuel efficient ICE vehicles; technology changes, including fuel consumption efficiency and engine upgrades; payment of penalties; and/or purchase of credits from third parties. We regularly evaluate our current and future product plans and strategies for compliance with fuel economy and GHG regulations.

We plan to be carbon neutral by 2040 in our global products and operations, supported by a commitment to science-based targets. In addition, the Company announced our vision of an all-electric future and our plan to eliminate tailpipe emissions from new light-duty vehicles by 2035. These targets align with our growth and transformation plan including our commitment to an all-electric future, which will be enabled by our Ultium platform and HYDROTEC technology as previously detailed. We also announced, in June 2021, our plans to increase our investment in EVs and AVs to more than $35.0 billion through 2025 to accelerate this transformation plan.

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

To mitigate the effects of our worldwide operations on the environment, including climate change, we are embracing sustainability programs focused on reducing operational GHG emissions, water consumption and discharge and waste disposal.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
In 2021, we launched our new global GM Zero Waste program, with a goal to divert waste from landfills and incinerators. For the year ended December 31, 2021, GM's facilities included in the global GM Zero Waste program diverted over 1.1 million metric tons of waste from landfills and incinerators through composting, reusing and recycling.

In addition to reducing our impact on the environment, our waste reduction commitments generate income from the sale of production by-products, reduce our use of raw materials and help to reduce the risks and financial liabilities associated with waste disposal.

We continue our efforts to increase our use of renewable energy, improve our energy efficiency and work to drive growth and scale of renewables. To that end, we have set a goal of meeting the electricity needs of our operations with 100% renewable energy by 2025 in the U.S., a goal we recently accelerated from 2030, and by 2035 globally.

Through December 31, 2021, we implemented projects and signed renewable energy contracts globally that brought our total renewable energy capacity to over one gigawatt by 2023, which represents approximately 75% of our U.S. electricity use and approximately 40% of our global electricity use. In 2019 and 2020, we executed two of our largest green tariffs to date with DTE Energy Company, sourcing 840,000 megawatt hours of renewable energy that began supplying us in early 2021 in phase 1 with the remainder expected in mid-2023 in phase 2. Additionally, in 2020 we executed our largest power purchase agreement to date, with 180 megawatts of solar electricity supplying our U.S. operations starting in 2023. We continue to seek opportunities for a diversified renewable energy portfolio including wind, solar and landfill gas, including executing a 28 megawatts solar green tariff with TVA to supply our Bowling Green Assembly Plant. In 2021, Energy Star certified two assembly plants and four buildings in the U.S. for superior energy management. We also met the EPA Energy Star Challenge for Industry (EPA Challenge) at five additional sites by reducing energy intensity an average of 15% at these sites within two years. To meet the EPA Challenge, industrial sites must reduce energy intensity by 10% within a five year period. In total, 69 GM-owned manufacturing sites have met the EPA Challenge, with many sites achieving the goal multiple times for a total of 132 recognitions. Additionally, we received recognition from the U.S. Department of Energy (DOE) of 50001 Ready status for 25 facilities. The U.S. DOE 50001 Ready program is a self-guided approach for facilities to establish an energy management system and self-attest to the structure of ISO 50001, a voluntary global standard for energy management systems in industrial, commercial and institutional facilities. These sustainability efforts reduce our operational expenses and are part of our approach to improve the sustainability of our operations by aligning our business strategy with aggressive environmental goals and reduction targets, collecting accurate data, and publicly reporting progress against our targets.

Chemical Regulations We continually monitor the implementation of chemical regulations to maintain compliance and evaluate their effect on our business, suppliers and the automotive industry.

Globally, governments continue to introduce new legislation and regulations related to the selection and use of chemicals by mandating broad prohibitions or restrictions and implementing vehicle interior air quality, green chemistry, life cycle analysis and product stewardship initiatives. These initiatives give broad regulatory authority to ban or restrict the use of certain chemical substances and potentially affect automobile manufacturers' responsibilities for vehicle components at the end of a vehicle's life, as well as chemical selection for product development and manufacturing. Global treaties and initiatives such as the Stockholm, Basel and Rotterdam Conventions on Chemicals and Waste and the Minamata Convention on Mercury, are driving chemical regulations across signatory countries. Increases in the use of circuit boards and other electronics may require additional assessment under the Restriction on Hazardous Substances and Waste from Electrical and Electronic Equipment directives. New European requirements require suppliers of parts and vehicles to the European market to disclose Substances of Concern in Parts.

Chemical regulations are increasing in North America. In the U.S., the EPA is moving forward with risk analysis and management of high priority chemicals under the authority of the 2016 Lautenberg Chemical Safety for the 21st Century Act. In addition, several U.S. states have chemical management regulations that can affect vehicle design and manufacturing such as chemical restriction and use requirements. Chemical restrictions and export controls in Canada continue to steadily progress under the Environment and Climate Change Canada's Chemical Management Plan to assess existing substances and implement risk management controls on any chemical deemed toxic.

These emerging laws and regulations will potentially lead to increases in costs and supply chain complexity. Manufacturers, including joint venture partners and suppliers, that do not comply with global and specific country regulations could be subject to civil penalties, production disruptions, or limitations on the sale of affected products. We believe we are materially in compliance with substantially all these requirements or expect to be materially in compliance by the required dates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
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

Other National Requirements Outside of the U.S., many countries have established vehicle safety standards and regulations and are likely to adopt additional, more stringent requirements in the future. The European General Safety Regulation has introduced United Nations Economic Commission for Europe (UN-ECE) regulations, which are required for the European Type Approval process. Globally, governments generally have been adopting UN-ECE based regulations with some variations to address local concerns. Any difference between North American and UN-ECE based regulations can add complexity and costs to vehicle development, and we continue to support efforts to harmonize regulations to reduce complexity. New safety and recall requirements in various countries around the world, including in China, Brazil, and Gulf Cooperation Council countries, also may add substantial costs and complexity to our safety and field action activities globally. In Canada, vehicle regulatory requirements are currently aligned with U.S. regulations; however, under the Canadian Motor Vehicle Safety Act, recall thresholds are different and the Minister of Transport has broad powers to order manufacturers to submit a notice of defect or non-compliance when the Minister considers it to be in the interest of safety. Further, various governments are beginning to mandate e-Call and other features that can be market-specific and add complexity and increase our cost of compliance globally.

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

Website Access to Our Reports Our internet website address is https://www.gm.com. In addition to the information about us and our subsidiaries contained in this 2021 Form 10-K, information about us can be found on our website including information on our corporate governance principles and practices. Our Investor Relations website at https://investor.gm.com contains a significant amount of information about us, including financial and other information for investors. We encourage investors to visit our website, as we frequently update and post new information about our company on our website and it is possible that this information could be deemed to be material information. Our website and information included in or linked to our website are not part of this 2021 Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at https://www.sec.gov.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Item 1A. Risk Factors

We have listed below the most material risk factors applicable to us. These risk factors are not necessarily in the order of importance or probability of occurrence:

Risks related to our competition and strategy

If we do not deliver new products, services, technologies and customer experiences in response to increased competition and changing consumer preferences in the automotive industry, our business could suffer. We believe that the automotive industry will continue to experience significant change in the coming years, particularly as traditional automotive original equipment manufacturers shift resources to the development of EVs. In addition to our traditional competitors, we must also be responsive to the entrance of start-ups and other non-traditional competitors in the automotive industry. These new competitors, as well as established industry participants, are disrupting the historic business model of our industry through the introduction of new technologies, products, services, direct-to-consumer sales channels, methods of transportation and vehicle ownership. To successfully execute our long-term strategy, we must continue to develop new products and services, including products and services that are outside of our historically core ICE business, such as EVs and AVs, software-enabled connected services and other new businesses.

Our vehicles and connected services increasingly rely on software and hardware that is highly technical and complex. The process of designing and developing new technology, products and services is costly and uncertain and requires extensive capital investment and the ability to retain and recruit the best talent. If our access to capital were to become significantly constrained, if costs of capital increased significantly, or if our ability to raise capital is challenged relative to our peers, in each case including as a result of any constraints on lending due to concerns about climate change, our ability to execute on our strategic plans could be adversely affected. Further, the market for highly skilled workers and leaders in our industry is extremely competitive. Failure to attract, hire, develop, motivate and retain highly qualified and diverse employees could disrupt our operations and adversely affect our strategic plans.

There can be no assurance that advances in technology will occur in a timely or feasible way, if at all, that others will not acquire similar or superior technologies sooner than we do, or that we will acquire technologies on an exclusive basis or at a significant price advantage. Further, if we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, or fail to deploy updates to our software properly, or if we do not adequately prepare for and respond to new kinds of technological innovations, market developments and changing customer needs, our sales, profitability and long-term competitiveness may be harmed.

Our ability to maintain profitability is dependent upon our ability to timely fund and introduce new and improved vehicle models, including EVs, that are able to attract a sufficient number of consumers. We operate in a very competitive industry with market participants routinely introducing new and improved vehicle models and features designed to meet rapidly evolving consumer expectations. Producing new and improved vehicle models, including EVs, that preserve our reputation for designing, building and selling safe, high-quality cars, trucks and SUVs is critical to our long-term profitability. Successful launches of our new vehicles are critical to our short-term profitability. The new vehicle development process can take two years or more, and a number of factors may lengthen that time period. Because of this product development cycle and the various elements that may contribute to consumers’ acceptance of new vehicle designs, including competitors’ product introductions, technological innovations, fuel prices, general economic conditions, regulatory developments, transportation infrastructure and changes in quality, safety, reliability and styling demands and preferences, an initial product concept or design may not result in a saleable vehicle or a vehicle that generates sales in sufficient quantities and at high enough prices to be profitable. Our high proportion of fixed costs, both due to our significant investment in property, plant and equipment as well as other requirements of our collective bargaining agreements, which limit our flexibility to adjust personnel costs to changes in demands for our products, may further exacerbate the risks associated with incorrectly assessing demand for our vehicles.

Our long-term strategy is dependent upon our ability to profitably deliver a broad portfolio of EVs. The production and profitable sale of EVs has become increasingly important to our long-term business as we accelerate our transition to an all-electric future. In 2021, we increased our commitment to investments in EV and AV technologies to more than $35.0 billion from 2020 through 2025, with plans to launch more than 30 new EV models globally across several price points in that timeframe. Our EV strategy is dependent on our ability to deliver a broad portfolio of high-quality EVs that are competitive and meet consumer demands; reduce the costs associated with the manufacture of EVs, particularly with respect to batteries; increase vehicle range and the energy density of our batteries; license and monetize our proprietary platforms and related innovations; successfully invest in new technologies relative to our peers; develop new software and services; and leverage our scale, manufacturing capabilities and synergies with existing ICE vehicles.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
In addition, consumer adoption of EVs will be critical to the success of our strategy. Consumer adoption of EVs could be impacted by numerous factors, including the breadth of the portfolio of EVs available; perceptions about EV features, quality, safety, performance and cost relative to ICE vehicles; the range over which EVs may be driven on a full battery charge; the proliferation of charging infrastructure, in particular with respect to public EV charging stations; cost and availability of high fuel-economy ICE vehicles; volatility, or a sustained decrease, in the cost of petroleum-based fuel; failure by governments and other third parties to make the investments necessary to make infrastructure improvements, such as greater availability of cleaner energy grids and EV charging stations, and to provide economic incentives promoting the adoption of EVs; and negative feedback from stakeholders impacting investor and consumer confidence in our company or industry. If we are unable to successfully deliver on our EV strategy, it could materially and adversely affect our results of operations, financial condition and growth prospects, and could negatively impact our brand and reputation.

Our near-term profitability is dependent upon the success of our current line of full-size ICE SUVs and full-size ICE pickup trucks. While we offer a broad portfolio of cars, crossovers, SUVs and trucks, and we have announced significant plans to design, build and sell a broad portfolio of EVs, we currently recognize higher profit margins on our full-size ICE SUVs and full-size ICE trucks. Our near-term success is dependent upon our ability to sell higher margin vehicles in sufficient volumes. We also plan to use the cash generated by our ICE vehicles to fund our growth strategy, including the development and sale of EVs and AVs. Any near-term shift in consumer preferences toward smaller, more fuel-efficient vehicles, whether as a result of increases in the price of oil or any sustained shortage of oil, including as a result of global political instability, concerns about climate change, including any constraints related to lending on GHG-emitting products, or other reasons, could weaken the demand for our higher margin vehicles. More stringent fuel economy regulations could also impact our ability to sell these vehicles or could result in additional costs associated with these vehicles. See “Our operations and products are subject to extensive laws, regulations and policies, including those related to vehicle emissions and fuel economy standards, which can significantly increase our costs and affect how we do business.”

We operate in a highly competitive industry that has historically had excess manufacturing capacity, and attempts by our competitors to sell more vehicles could have a significant negative effect on our vehicle pricing, market share and operating results. The global automotive industry is highly competitive in terms of the quality, innovation, new technologies, pricing, fuel economy, reliability, safety, customer service and financial services offered. Additionally, overall manufacturing capacity in the industry has historically far exceeded demand. In addition, we have made, and plan to continue to make, significant investments in EV manufacturing capacity based on our expectations for EV demand, which is subject to various risks and uncertainties as described above. Many manufacturers, including GM, have relatively high fixed labor costs as well as limitations on their ability to close facilities and reduce fixed costs, often as a result of collective bargaining agreements. In light of any excess capacity and high fixed costs, many industry participants have attempted to sell more vehicles by providing subsidized financing or leasing programs, offering marketing incentives or reducing vehicle prices. As a result, we may be required to offer similar incentives that may result in vehicle prices that do not offset our costs, including any cost increases or the impact of adverse currency fluctuations, which could affect our profitability. Our competitors may also seek to benefit from economies of scale by consolidating or entering into other strategic agreements such as alliances or joint ventures intended to enhance their competitiveness.

Manufacturers in countries that have lower production costs, such as China and India, have become competitors in key emerging markets and have announced their intention to export their products to established markets as a low-cost alternative to established entry-level automobiles. In addition, foreign governments may decide to implement tax and other policies that favor their domestic manufacturers at the expense of international manufacturers, including GM and its joint venture partners. These actions have had, and are expected to continue to have, a significant negative effect on our vehicle pricing, market share and operating results in these markets.

Our AV strategy is dependent upon our ability to successfully mitigate unique technological, operational and regulatory risks. GM Cruise Holdings LLC (Cruise Holdings), our majority-owned subsidiary, is responsible for the development and commercialization of AV technology. Our AV operations are capital intensive and subject to a variety of risks inherent with the development of new technologies, including our ability to continue to develop self-driving software and hardware, such as Light Detection and Ranging (LiDAR) sensors and other components; access to sufficient capital; risks related to the manufacture of purpose-built AVs; and significant competition from both established automotive companies and technology companies, some of which may have more resources and capital to devote to AV technologies than we do. In addition, we face risks related to the commercial deployment of AVs on our targeted timeline or at all, including consumer acceptance, achievement of adequate safety and other performance standards and compliance with uncertain, evolving and potentially conflicting federal and state or provincial regulations. To the extent accidents, cybersecurity breaches or other adverse events associated with our autonomous driving systems occur, we could be subject to liability, reputational harm, government scrutiny and further regulation, and it could deter consumer adoption of AV technology. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
We are subject to risks associated with climate change, including increased regulation of GHG emissions, changing consumer preferences and other risks related to our transition to EVs and the potential increased impacts of severe weather events on our operations and infrastructure. Increasing attention to climate change, increasing societal expectations on companies to address climate change and changes in consumer preferences may result in increased costs, reduced demand for our products, reduced profits, risks associated with new regulatory requirements and the potential for increased litigation and governmental investigations. Climate change regulations at the federal, state or local level or in international jurisdictions could require us to further limit emissions associated with customer use of products we sell, change our manufacturing processes or product portfolio or undertake other activities that may require us to incur additional expense, which may be material. These requirements may increase the cost of, and/or diminish demand for, our ICE vehicles. See “Our operations and products are subject to extensive laws, regulations and policies, including those related to vehicle emissions and fuel economy standards, which can significantly increase our costs and affect how we do business.”

Part of our strategy to address these risks includes our transition to EVs, which presents additional risks, including reduced demand for, and therefore profits from, our ICE vehicles, which we plan to use to fund our growth strategy; higher costs related to EV technologies impacting profitability compared to ICE vehicles; and risks related to the success of our EV strategy. See “Our long-term strategy is dependent upon our ability to profitably deliver a broad portfolio of EVs” and “Our near-term profitability is dependent upon the success of our current line of full-size ICE SUVs and full-size ICE pickup trucks.”

Finally, increased intensity, frequency or duration of storms, droughts or other severe weather events as a result of climate change may disrupt our production and the production, logistics, cost and procurement of products from our suppliers and timely delivery of vehicles to customers, and could negatively impact working conditions at our plants and those of our suppliers. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

Risks related to our operations

Our business is highly dependent upon global automobile market sales volume, which can be volatile. Because we have a high proportion of relatively fixed structural costs, small changes in sales volume can have a disproportionately large effect on our profitability. A number of economic and market conditions drive changes in new vehicle sales, including disruptions in the new vehicle supply chain, the availability and prices of used vehicles, levels of unemployment and inflation, availability of affordable financing, fluctuations in the cost of fuel, consumer confidence and demand for vehicles, political unrest or uncertainty, the occurrence of a contagious disease or illness, including COVID-19, barriers to trade and other global economic conditions. For a discussion of economic and market trends, see the "Overview" section in Part II, Item 7. MD&A. Any significant decrease in new vehicle sales could materially and adversely affect our results of operations and financial condition.

High prices and uncertain availability of commodities, raw materials or other inputs used by us and our suppliers, or instability in logistics and related costs, could negatively impact our profitability. Increases in prices for commodities, raw materials or other inputs that we and our suppliers use in manufacturing products, systems, components and parts, such as steel, precious metals, non-ferrous metals, critical minerals or other similar raw materials, or increases in logistics and related costs, may lead to higher production costs for parts, components and vehicles. In addition, any increase in the cost of critical materials for our EV propulsion systems, including lithium, nickel, cobalt and certain rare earth metals, could lead to higher production costs for our EVs and could impede our ability to successfully deliver on our EV strategy. Further, increasing global demand for, and uncertain supply of, such materials could disrupt our or our suppliers’ ability to obtain such materials in a timely manner and/or could lead to increased costs. Geopolitical risk, fluctuations in supply and demand, any weakening of the U.S. dollar and other economic and political factors may continue to create pricing pressure for commodities, raw materials and other inputs. These inflationary pressures could, in turn, negatively impact our future profitability because we may not be able to pass all of those costs on to our customers or require our suppliers to absorb such costs.

Our business in China subjects us to unique operational, competitive and regulatory risks. Pursuing opportunities in the Chinese market is an important component of our global growth strategy. Our business in China is subject to aggressive competition from many of the largest global manufacturers and numerous domestic manufacturers as well as non-traditional market participants, such as domestic technology companies. In addition, our success in China depends upon our ability to adequately address unique market and consumer preferences driven by advancements related to EVs, infotainment, software-enabled connected services and other new technologies. Our ability to fully deploy our technologies in China may be impacted by evolving laws and regulations in the U.S. and China. Increased competition, continued U.S.-China trade tensions or weakening economic conditions in China, among other factors, may result in cost increases, price reductions, reduced sales, profitability and margins, and challenges to gaining or holding market share.

Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our investments and business conducted within China. In order to maintain access to the Chinese market, we may be required to comply with significant technical and other regulatory requirements that are unique to the Chinese market, at times with challenging lead times. These actions may increase the cost of doing business in China or

GENERAL MOTORS COMPANY AND SUBSIDIARIES
limit how and under what conditions we may do business in China, which could materially and adversely affect our profitability and financial condition.

We benefit from many ongoing strategic business relationships, and a significant amount of our operations are conducted by joint ventures, which we cannot operate solely for our benefit. We are engaged in many strategic business relationships, and we expect that such arrangements will continue to be an important factor in the growth and success of our business, particularly in light of industry consolidation. However, there are no assurances that we will be able to identify or secure suitable business relationships in the future or that our competitors will not capitalize on such opportunities before we do, or that any strategic business relationships that we enter into will be successful. If we are unable to successfully source and execute on strategic business relationships in the future, our overall growth could be impaired, and our business, prospects and results of operations could be materially adversely affected.

In addition, many of our operations, primarily in China and Korea as well as our battery manufacturing operations with LG Energy Solution, are carried out by joint ventures. In joint ventures we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions that must further take into consideration our partners' interests. In joint ventures we are required to foster our relationships with our co-owners as well as promote the overall success of the joint venture, and if a co-owner changes, relationships deteriorate or strategic objectives diverge, our success in the joint venture may be materially adversely affected. Further, the benefits from a successful joint venture are shared among the co-owners, therefore we do not receive all the benefits from our successful joint ventures.

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

The international scale and footprint of our operations expose us to additional risks. We manufacture, sell and service products globally and rely upon an integrated global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture our products. Our global operations subject us to extensive domestic and foreign legal and regulatory requirements, and a variety of other political, economic and regulatory risks, including: (1) changes in government leadership; (2) changes in trade compliance, labor, employment, tax, privacy, environmental and other laws, regulations or government policies impacting our overall business model or practices or restricting our ability to manufacture, purchase or sell products consistent with market demand and our business objectives; (3) political pressures to change any aspect of our business model or practices or that impair our ability to source raw materials, services, components, systems and parts, or manufacture products on competitive terms in a manner consistent with our business objectives; (4) political uncertainty, instability, civil unrest or government controls over certain sectors; (5) political and economic tensions between governments and changes in international economic policies, including restrictions on the repatriation of dividends or in the export of technology, especially between China and the U.S.; (6) changes to customs requirements or procedures (e.g., inspections) or new or higher tariffs, for example, on products imported into or exported from the U.S., including under U.S. or other trade laws or measures; (7) new non-tariff barriers to entry or domestic preference procurement requirements, or enforcement of, changes to, withdrawals from or impediments to implementing free trade agreements (for example, the United States-Mexico-Canada Agreement), or preferences of foreign nationals for domestically manufactured products; (8) changes in foreign currency exchange rates, particularly in Brazil and Argentina, and interest rates; (9) economic downturns or significant changes in conditions in the countries in which we operate; (10) differing local product preferences and product requirements, including government certification requirements related to, among other things, fuel economy, vehicle emissions, EVs and AVs, connected services and safety; (11) impact of changes to and compliance with U.S. and foreign countries’ export controls, economic sanctions and other similar measures; (12) liabilities resulting from U.S. and foreign laws and regulations, including, but not limited to, those related to the Foreign Corrupt Practices Act and certain other anti-corruption laws; (13) differing labor regulations, agreements, requirements and union relationships; (14) differing dealer and franchise regulations and relationships; (15) difficulties in obtaining financing in foreign countries for local operations; and (16) natural disasters, public health crises, including the occurrence of a contagious disease or illness, such as COVID-19, and other catastrophic events.

Any significant disruption at one of our manufacturing facilities could disrupt our production schedule. We assemble vehicles at various facilities around the world. Our facilities are typically designed to produce particular models for particular geographic markets. No single facility is designed to manufacture our full range of vehicles. In some cases, certain facilities produce products, systems, components and parts that disproportionately contribute a greater degree to our profitability than

GENERAL MOTORS COMPANY AND SUBSIDIARIES
others and create significant interdependencies among manufacturing facilities around the world. Should these or other facilities become unavailable either temporarily or permanently for any number of reasons, including labor disruptions, supply chain disruptions, the occurrence of a contagious disease or illness, such as COVID-19, or catastrophic weather events, whether or not as a result of climate change, the inability to manufacture at the affected facility may result in harm to our reputation, increased costs, lower revenues and the loss of customers. In particular, substantially all of our hourly employees are represented by unions and covered by collective bargaining agreements that must be negotiated from time-to-time, including at the local facility level, which increases our risk of work stoppages. We may not be able to easily shift production to other facilities or to make up for lost production. Any new facility needed to replace an inoperable manufacturing facility would need to comply with the necessary regulatory requirements, need to satisfy our specialized manufacturing requirements and require specialized equipment.

Any disruption in our suppliers’ operations could disrupt our production schedule. Our automotive operations are dependent upon the continued ability of our suppliers to deliver the systems, components, raw materials and parts that we need to manufacture our products. Our use of “just-in-time” manufacturing processes allows us to maintain minimal inventory. As a result, our ability to maintain production is dependent upon our suppliers delivering sufficient quantities of systems, components, raw materials and parts on time to meet our production schedules. In some instances, we purchase systems, components, raw materials and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions. Any number of factors, including labor disruptions, catastrophic weather events, the occurrence of a contagious disease or illness, such as COVID-19, contractual or other disputes, unfavorable economic or industry conditions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations, including the production of certain higher margin vehicles. If the COVID-19 pandemic continues to spread or re-emerges and results in a prolonged period of travel, commercial, social and other similar restrictions, we could experience continued and/or additional global supply disruptions. If we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of systems, components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules, increase work-in-process inventory or suspend production entirely, which could cause a loss of revenues or an increase in working capital, which would adversely affect our profitability and financial condition.

In particular, a global semiconductor supply shortage has had, and is continuing to have, wide-ranging effects across multiple industries, particularly the automotive industry, and it has impacted multiple suppliers that incorporate semiconductors into the parts they supply to us. As a result, the semiconductor supply shortage has had, and depending on how long it persists, could continue to have, a material impact on our operations.

The COVID-19 pandemic and its impact on the global economy may disrupt our business and operations, which could materially adversely impact our business, financial condition, liquidity and results of operations. Pandemics, epidemics or disease outbreaks in the U.S. or globally may disrupt our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. The COVID-19 pandemic has caused, and is continuing to cause, significant disruption to the global economy, including the automotive industry, and has had a material impact on our business. However, the full extent to which the COVID-19 pandemic will impact our operations will depend on future developments, including the duration and severity of the pandemic, any subsequent outbreaks of the virus or any related variants and the efficacy, availability and adoption of vaccines. Future developments are highly uncertain and cannot be predicted with confidence and may adversely impact our global supply chain and global manufacturing operations and cause us to again suspend our operations in the U.S. and elsewhere. In particular, if the COVID-19 pandemic continues or re-emerges, particularly in North America where our profits are most concentrated, resulting in a prolonged period of travel, commercial, social and other similar restrictions, we could experience among other things: (1) continued or additional global supply disruptions, including a delayed recovery from the global semiconductor supply shortage; (2) labor disruptions; (3) an inability to manufacture; (4) an inability to sell to our customers; (5) a decline in showroom traffic and customer demand during and following the pandemic; (6) customer defaults on automobile loans and leases; (7) lower than expected pricing on vehicles sold at auction; and (8) an impaired ability to access credit and the capital markets. We may also be subject to enhanced legal risks, including potential litigation related to the COVID-19 pandemic. We also have substantial cash requirements going forward, including: (1) ongoing cash costs including payments associated with previously announced vehicle recalls, the settlements of multi-district litigation and other recall-related contingencies, payments to service debt and other long-term obligations, including mandatory contributions to our pension plans; and (2) capital expenditures and payments for engineering and product development activities. Our ability to meet these cash requirements may be negatively impacted by the ongoing COVID-19 pandemic. Any resulting financial impact or the duration of such impact cannot be reasonably estimated at this time, but the COVID-19 pandemic could have a material impact on our business, financial condition and results of operations going forward.

We may continue to restructure our operations in the U.S. and various other countries and initiate additional cost reduction actions, but we may not succeed in doing so. Since 2017, we have undertaken restructuring actions to lower our operating costs in response to difficult market and operating conditions in various parts of the world, including the U.S.,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Canada, Korea, Southeast Asia, India, Africa, Australia and New Zealand and Europe. As we continue to assess our performance throughout our regions, we may take additional restructuring actions to rationalize our operations, which may result in material asset write-downs or impairments and reduce our profitability in the periods incurred. In addition, these restructuring actions subject us to increased risks of labor unrest or strikes, supplier, dealer, or other third-party litigation, regulator claims or proceedings, negative publicity and business disruption. Failure to realize anticipated savings or benefits from our restructuring and/or cost reduction actions could have a material adverse effect on our business, liquidity and cash flows.

Risks related to our intellectual property, cybersecurity, information technology and data management practices

Competitors may independently develop products and services similar to ours, and there are no guarantees that GM’s intellectual property rights would prevent competitors from independently developing or selling those products and services. There may be instances where, notwithstanding our intellectual property position, competitive products or services may impact the value of our brands and other intangible assets, and our business may be adversely affected. Moreover, although GM takes reasonable steps to maintain the confidentiality of GM proprietary information, there can be no assurance that such efforts will completely deter or prevent misappropriation or improper use of our intellectual property. We sometimes face attempts to gain unauthorized access to our information technology networks and systems for the purpose of improperly acquiring our trade secrets or confidential business information. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position. In addition, we may be the target of patent enforcement actions by third parties, including aggressive and opportunistic enforcement claims by non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. Although we have taken steps to mitigate such risks, if we are found to have infringed any third-party intellectual property rights, we could be required to pay substantial damages, or we could be enjoined from offering some of our products and services. In addition, to prevent unauthorized use of our intellectual property, it may be necessary to prosecute actions for infringement, misappropriation or other violation of our intellectual property against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in any such action.

Security breaches and other disruptions to information technology systems and networked products, including connected vehicles, owned or maintained by us, GM Financial, or third-parties, such as vendors or suppliers, could interfere with our operations and could compromise the confidentiality of private customer data or our proprietary information. We rely upon information technology systems and manufacture networked and connected products, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of our business processes, activities and products. Additionally, we and GM Financial collect and store sensitive data, including intellectual property and proprietary business information (including that of our dealers and suppliers), as well as personally identifiable information of our customers and employees, in data centers and on information technology networks (including networks that may be controlled or maintained by third parties). The secure operation of these systems and products, and the processing and maintenance of the information processed by these systems and products, is critical to our business operations and strategy. Further, customers using our systems rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our products and the protection of their data. We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including vendors, service providers, suppliers, customers, counterparties, exchanges, clearing agents, clearinghouses or other financial intermediaries. Such parties and other third parties who provide us services or with whom we communicate could also be the source of a cyberattack on, or breach of, our operational systems, network, data or infrastructure. Despite our security measures and business continuity plans, our information technology systems and networked and connected products may be vulnerable to damage, disruptions or shutdowns caused by attacks by hackers, computer viruses, malware (including “ransomware”), phishing attacks or breaches due to errors or malfeasance by employees, contractors and others who have access to these systems and products. The occurrence of any of these events could compromise the confidentiality, operational integrity and accessibility of these systems and products and the data that resides within them. Similarly, such an occurrence could result in the compromise or loss of the information processed by these systems and products. Such events could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition, such events could increase the risk of claims alleging that we are non-compliant with applicable laws or regulations, subjecting us to potential liability or regulatory penalties and related costs under laws protecting the privacy of personal information; disrupt our operations; or reduce the competitive advantage we hope to derive from our investment in advanced technologies. Various events described above have occurred in the past and may occur in the future. Although impacts of past events have been immaterial, the impacts of such events in the future may be material.

Security breaches and other disruptions of our in-vehicle systems could impact the safety of our customers and reduce confidence in GM and our products. Our vehicles contain complex information technology systems. These systems control various vehicle functions including engine, transmission, safety, steering, navigation, acceleration, braking, window, door lock functions and battery and electric motors. We have designed, implemented and tested security measures intended to prevent

GENERAL MOTORS COMPANY AND SUBSIDIARIES
unauthorized access to these systems. However, hackers have reportedly attempted, and may attempt in the future, to gain unauthorized access to modify, alter and use such systems to gain control of, or to change, our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle. Any unauthorized access to or control of our vehicles or their systems could adversely impact the safety of our customers or result in legal claims or proceedings, liability or regulatory penalties. Laws that would permit third-party access to vehicle data and related systems could expose our vehicles and vehicle systems to third-party access without appropriate security measures in place, leading to new safety and security risks for our customers and reducing customer trust and confidence in our products. In addition, regardless of their veracity, reports of unauthorized access to our vehicles or their systems could negatively affect our brand and harm our reputation, which could adversely impact our business and operating results.

Our enterprise data practices, including the collection, use, sharing and security of the Personal Identifiable Information of our customers, employees and suppliers, are subject to increasingly complex and restrictive regulations in all key market regions. Under these regulations, the failure to maintain compliant data practices could result in consumer complaints and regulatory inquiry, resulting in civil or criminal penalties, as well as brand impact or other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential users or customers from using our products and services. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. The growing patchwork of state and country regulations imposes burdensome obligations on companies to quickly respond to consumer requests, such as requests to delete, disclose and stop selling personal information, with significant fines for noncompliance. Complying with these new laws has significantly increased, and may continue to increase, our operating costs and is driving increased complexity in our operations.

Risks related to government regulations and litigation

Our operations and products are subject to extensive laws, regulations and policies, including those related to vehicle emissions and fuel economy standards, which can significantly increase our costs and affect how we do business. We are significantly affected by governmental regulations on a global basis that can increase costs related to the production of our vehicles and affect our product portfolio, particularly regulations relating to fuel economy standards and GHG emissions. Meeting or exceeding the requirements of these regulations is costly, often technologically challenging and may require phase-out of internal combustion propulsion in certain major jurisdictions, and these standards are often not harmonized across jurisdictions. We anticipate that the number and extent of these and other regulations, laws and policies, and the related costs and changes to our product portfolio, may increase significantly in the future, primarily motivated by efforts to reduce GHG emissions. Specifically, fuel economy and GHG emission regulations at the federal, state or local level or in international jurisdictions could require us to further limit the sale of certain profitable products, subsidize the sale of less profitable ones, change our manufacturing processes, pay penalties or undertake other activities that may require us to incur additional expense, which may be material. These requirements may increase the cost of, and/or diminish demand for, our vehicles. These regulatory requirements, among others, could significantly affect our plans for global product development and, given the uncertainty surrounding enforcement and regulatory definitions and interpretations, may result in substantial costs, including civil or criminal penalties. In addition, an evolving but un-harmonized emissions and fuel economy regulatory framework that could include specific sales mandates may limit or dictate the types of vehicles we sell and where we sell them, which can affect our revenues. Refer to the “Environmental and Regulatory Matters” section of Item 1. Business for further information on regulatory and environmental requirements.

We expect that to comply with fuel economy and GHG emission standards and mandates to sell specific volumes of ZEV in certain jurisdictions, we will be required to sell a significant volume of EVs, and potentially develop and implement new technologies for conventional internal combustion engines, all of which will require substantial investment and expense. There are limits on our ability to achieve fuel economy improvements over a given time frame, primarily relating to the cost and effectiveness of available technologies, lack of sufficient consumer acceptance of new technologies and of changes in vehicle mix, lack of willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, especially for EVs, and the human, engineering and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. There is no assurance that we will be able to produce and sell vehicles that use such new technologies on a profitable basis or that our customers will purchase such vehicles in the quantities necessary for us to comply with current or future regulatory requirements.

In the current uncertain regulatory framework, compliance costs for which we may be responsible and that are not reasonably estimable could be substantial. Alleged violations of fuel economy or emission standards could result in legal proceedings, the recall of one or more of our products, negotiated remedial actions, fines, restricted product offerings or a combination of any of those items. Any of these actions could have a material adverse effect on our profitability, financial condition and operations, including facility idling, reduced employment, increased costs and loss of revenue.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
In addition, many of our advanced technologies, including AVs, present novel issues with which domestic and foreign regulators have only limited experience, and will be subject to evolving regulatory frameworks. Any current or future regulations in these areas could impede the successful commercialization of these technologies and impact whether and how these technologies are designed and integrated into our products, and may ultimately subject us to increased costs and uncertainty.

We could be materially adversely affected by unusual or significant litigation, governmental investigations or other proceedings. We are subject to legal proceedings in the U.S. and elsewhere involving various issues, including product liability lawsuits, warranty litigation, class action litigations alleging product defects, emissions litigation, stockholder litigation, labor and employment litigation and claims and actions arising from restructurings and divestitures of operations and assets. In addition, we are subject to governmental proceedings and investigations. A negative outcome in one or more of these legal proceedings could result in the imposition of damages, including punitive damages, fines, reputational harm, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as legal and other costs, all of which may be significant. For a further discussion of these matters refer to Note 16 to our consolidated financial statements.

The costs and effect on our reputation of product safety recalls and alleged defects in products and services could materially adversely affect our business. Government safety standards require manufacturers to remedy certain product safety defects through recall campaigns and vehicle repurchases. Under these standards, we could be subject to civil or criminal penalties or may incur various costs, including significant costs for repairs made at no cost to the consumer. The costs we incur in connection with these recalls typically include the cost of the part being replaced and labor to remove and replace the defective part. The costs to complete a recall could be exacerbated to the extent that such action relates to a global platform, such as the Chevrolet Bolt EV recall. Concerns about the safety of our products, including advanced technologies like AVs, whether raised internally or by regulators or consumer advocates, and whether or not based on scientific evidence or supported by data, can result in product delays, recalls, field actions, lost sales, governmental investigations, regulatory action, private claims, lawsuits and settlements and reputational damage. These circumstances can also result in damage to brand image, brand equity and consumer trust in our products and ability to lead the disruption occurring in the automotive industry.

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

Risks related to Automotive Financing - GM Financial

We rely on GM Financial to provide financial services to our customers and dealers. GM Financial faces a number of business, economic and financial risks that could impair its access to capital and negatively affect its business and operations, which in turn could impede its ability to provide leasing and financing to customers and commercial lending to our dealers. Any reduction in GM Financial’s ability to provide such financial services would negatively affect our efforts to support additional sales of our vehicles and expand our market penetration among customers and dealers.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
In addition, GM Financial has certain floating-rate obligations, hedging transactions and floating-rate dealer loans that determine their applicable interest rate or payment amount by reference to the London Interbank Offered Rate (LIBOR). The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of certain LIBOR tenors (including all U.S. Dollar LIBOR tenors other than one-week and two-month U.S. Dollar LIBOR tenors) to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions or on any other basis, after such dates. At this time, it is not possible to predict the effect that these developments or any discontinuance, modification or other reforms may have on LIBOR, other benchmarks or floating-rate debt instruments, including GM Financial’s floating-rate debt. Any such discontinuance, modification, alternative reference rates or other reforms may materially adversely affect interest rates on GM Financial’s current indebtedness. There is a risk that the discontinuation of LIBOR will impact GM Financial's ability to manage interest rate risk effectively without an adequate replacement.

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

*  *  *  *  *  *  *

Item 1B. Unresolved Staff Comments

None.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Item 2. Properties

At December 31, 2021, we had over 100 locations in the U.S. (excluding our automotive financing operations and dealerships), which are primarily for manufacturing, assembly, distribution, warehousing, engineering and testing. We, our subsidiaries or associated companies in which we own an equity interest, own most of these properties and/or lease a portion of these properties. Leased properties are primarily composed of warehouses and administration, engineering and sales offices.

We have manufacturing, assembly, distribution, office or warehousing operations in 29 countries, including equity interests in associated companies, which perform manufacturing, assembly or distribution operations. The major facilities outside the U.S., which are principally vehicle manufacturing and assembly operations, are located in Brazil, Canada, China, Mexico and South Korea.

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

Holders At January 18, 2022, we had 1.5 billion issued and outstanding shares of common stock held by 475 holders of record.

Dividends We do not plan to reinstate a regular common stock dividend at this time as we prioritize investment in our growth strategy.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Stock Performance Graph The following graph compares the performance of our common stock to the Standard & Poor's 500 Stock Index and the Dow Jones Automobile & Parts Titans 30 Index for the last five years. It assumes $100 was invested on December 31, 2016, with dividends being reinvested.

The following table summarizes stock performance graph data points in dollars:

	Years ended December 31,
	2016	2017	2018	2019	2020	2021
General Motors Company	$100	$123	$104	$119	$138	$194
S&P 500 Stock Index	$100	$122	$116	$153	$181	$233
Dow Jones Automobile & Parts Titans 30 Index	$100	$121	$95	$108	$163	$204

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended December 31, 2021:

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
October 1, 2021 through October 31, 2021	26,954	$53.13	—	$3.3 billion
November 1, 2021 through November 30, 2021	—	$—	—	$3.3 billion
December 1, 2021 through December 31, 2021	—	$—	—	$3.3 billion
Total	26,954	$53.13	—
__________
(a)    Shares purchased consist of shares delivered by employees or directors to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units (RSUs) relating to compensation plans. In June 2020 our shareholders approved the 2020 Long-Term Incentive Plan (LTIP), which authorizes awards of stock options, stock appreciation rights, RSUs, Performance Stock Units (PSUs) or other stock-based awards to selected employees, consultants, advisors and non-employee Directors of the Company. Refer to Note 22 to our consolidated financial statements for additional details on employee stock incentive plans.
(b)    In January 2017, we announced that our Board of Directors had authorized the purchase of up to an additional $5.0 billion of our common stock with no expiration date.

*  *  *  *  *  *  *

Item 6. [Reserved]

*  *  *  *  *  *  *

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. Risk Factors for a discussion of these risks and uncertainties. The discussion of our financial condition and results of operations for the year ended December 31, 2019 included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 is incorporated by reference into this MD&A.

Non-GAAP Measures Our non-GAAP measures include: earnings before interest and taxes (EBIT)-adjusted, presented net of noncontrolling interests; earnings before income taxes (EBT)-adjusted for our GM Financial segment; earnings per share (EPS)-diluted-adjusted; effective tax rate-adjusted (ETR-adjusted); return on invested capital-adjusted (ROIC-adjusted) and adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Years Ended December 31,
	2021	2020	2019
Net income attributable to stockholders	$10,019	$6,427	$6,732
Income tax expense	2,771	1,774	769
Automotive interest expense	950	1,098	782
Automotive interest income	(146)	(241)	(429)
Adjustments
Patent royalty matters(a)	250	—	—
GM Brazil indirect tax matters(b)	194	—	(1,360)
Cadillac dealer strategy(c)	175	99	—
GM Korea wage litigation(d)	82	—	—
GMI restructuring(e)	—	683	—
Ignition switch recall and related legal matters(f)	—	(130)	—
Transformation activities(g)	—	—	1,735
FAW-GM divestiture(h)	—	—	164
Total adjustments	701	652	539
EBIT-adjusted	$14,295	$9,710	$8,393
________
(a)This adjustment was excluded because it relates to potential royalties accrued with respect to past-year sales.
(b)These adjustments were excluded because of the unique events associated with decisions rendered by the Superior Judicial Court of Brazil resulting in retrospective recoveries of indirect taxes in the year ended December 31, 2019, and a potential settlement with certain third parties relating to these recoveries in the year ended December 31, 2021.
(c)These adjustments were excluded because they relate to strategic activities to transition certain Cadillac dealers from the network as part of Cadillac's electric vehicle strategy.
(d)This adjustment was excluded because of the unique events associated with recent Supreme Court of the Republic of Korea (Korea Supreme Court) decisions related to our salaried workers.
(e)These adjustments were excluded because of a strategic decision to rationalize our core operations by exiting or significantly reducing our presence in various international markets to focus resources on opportunities expected to deliver higher returns. The adjustments primarily consist of dealer restructurings, asset impairments, inventory provisions and employee separation charges in Australia, New Zealand, Thailand and India in the year ended December 31, 2020.
(f)These adjustments were excluded because of the unique events associated with the ignition switch recall, which included various investigations, inquiries and complaints from constituents.
(g)These adjustments were excluded because of a strategic decision to accelerate our transformation for the future to strengthen our core business, capitalize on the future of personal mobility, and drive significant cost efficiencies. The adjustments primarily consist of accelerated depreciation, supplier-related charges, pension and other curtailment charges and employee-related separation charges in the year ended December 31, 2019.
(h)This adjustment was excluded because we divested our joint venture FAW-GM Light Duty Commercial Vehicle Co., Ltd. (FAW-GM), as a result of a strategic decision by both shareholders, allowing us to focus our resources on opportunities expected to deliver higher returns.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Years Ended December 31,
	2021		2020		2019
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$9,837	$6.70	$6,247	$4.33	$6,581	$4.57
Adjustments(a)	701	0.47	652	0.46	539	0.38
Tax effect on adjustments(b)	(105)	(0.07)	(70)	(0.05)	(188)	(0.13)
Tax adjustments(c)	(51)	(0.03)	236	0.16	—	—
EPS-diluted-adjusted	$10,382	$7.07	$7,065	$4.90	$6,932	$4.82
________
(a)    Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of the MD&A for adjustment details.
(b)    The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(c)    In the year ended December 31, 2021, the adjustments consist of tax benefits related to a deduction for an investment in a subsidiary and resolution of uncertainty relating to an indirect tax refund claim in Brazil, partially offset by tax expense related to the establishment of a valuation allowance against Cruise deferred tax assets. In the year ended December 31, 2020, the adjustment consists of tax expense related to the establishment of a valuation allowance against deferred tax assets in Australia and New Zealand. These adjustments were excluded because of the unique nature of these events and significant impacts of valuation allowances are not considered part of our core operations.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Years Ended December 31,
	2021			2020			2019
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$12,716	$2,771	21.8%	$8,095	$1,774	21.9%	$7,436	$769	10.3%
Adjustments(a)	726	105		652	70		545	188
Tax adjustments(b)		51			(236)			—
ETR-adjusted	$13,442	$2,927	21.8%	$8,747	$1,608	18.4%	$7,981	$957	12.0%
__________
(a)    Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of the MD&A for adjustment details. Net income attributable to noncontrolling interests for these adjustments is included in the years ended December 31, 2021 and 2019. The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
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

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Years Ended December 31,
	2021	2020	2019
Net income (loss) attributable to stockholders	$10.0	$6.4	$6.7
Average equity(a)	$56.5	$43.3	$43.7
ROE	17.7%	14.9%	15.4%
_______
(a)    Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income (loss) attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Years Ended December 31,
	2021	2020	2019
EBIT-adjusted(a)	$14.3	$9.7	$8.4
Average equity(b)	$56.5	$43.3	$43.7
Add: Average automotive debt and interest liabilities (excluding finance leases)	17.1	27.8	14.9
Add: Average automotive net pension & OPEB liability	15.8	17.6	16.7
Less: Average automotive net income tax asset	(22.2)	(24.0)	(23.5)
ROIC-adjusted average net assets	$67.2	$64.7	$51.8
ROIC-adjusted	21.3%	15.0%	16.2%
________
(a)    Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of the MD&A.
(b)    Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

Overview Our vision for the future is a world with zero crashes, zero emissions and zero congestion, which guides our growth-focused strategy to invest in EVs and AVs, software-enabled services and subscriptions and new business opportunities, while strengthening our market position in profitable ICE vehicles, such as trucks and SUVs. We will execute our strategy with a diverse team and a steadfast commitment to good citizenship through sustainable operations and a leading health and safety culture.

The automotive industry and GM are currently experiencing a global semiconductor supply shortage. The supply shortage has impacted, and continues to impact, multiple suppliers that incorporate semiconductors into the parts they supply to us. We expect the availability of semiconductors to improve throughout 2022. We will continue prioritizing our most popular and in-demand vehicles, including our full-size trucks, full-size SUVs, and EVs. We do not expect this shortage to impact our long-term growth and EV initiatives. In June 2021, we announced plans to increase our investment in EVs and AVs to more than $35.0 billion from 2020 through 2025, in part to accelerate battery and EV assembly capacity.

We also continue to monitor the impact of the COVID-19 pandemic, and government actions and measures taken to prevent its spread, and the potential to affect our operations. Refer to Part I, Item 1A. Risk Factors for further discussion of these risks.

For the year ending December 31, 2022, we expect EPS-diluted and EPS-diluted-adjusted of between $6.25 and $7.25, Net income attributable to stockholders of between $9.4 billion and $10.8 billion and EBIT-adjusted of between $13.0 billion and $15.0 billion. We do not consider the potential impact of future adjustments on our expected financial results.

The following table reconciles expected Net income attributable to stockholders under U.S. GAAP to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2022
Net income attributable to stockholders	$ 9.4-10.8
Income tax expense	2.8-3.4
Automotive interest expense, net	0.8
EBIT-adjusted(a)	$ 13.0-15.0
________
(a)We do not consider the potential future impact of adjustments on our expected financial results.

We also face continuing market, operating and regulatory challenges in several countries across the globe due to, among other factors, weak economic conditions, competitive pressures, limitations in our product portfolio offerings, heightened emission standards, labor disruptions, foreign exchange volatility, rising material and services prices driven by inflationary pressures, evolving trade policy and political uncertainty. Refer to Part I, Item 1A. Risk Factors for a discussion of these challenges.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These actions could give rise to future asset impairments or other charges, which may have a material impact on our operating results.

GMNA Industry sales in North America were 18.5 million units in the year ended December 31, 2021, representing an increase of 4.3% compared to the corresponding period in 2020. U.S. industry sales were 15.4 million units in the year ended December 31, 2021, representing an increase of 3.3% compared to the corresponding period in 2020. The COVID-19 pandemic originally resulted in a contraction of total North America industry volumes in 2020 that continued into 2021. Dealer inventory remains constrained for several critical vehicles, including our full-size trucks and full-size SUVs.

Our total vehicle sales in the U.S., our largest market in North America, were 2.2 million units for a market share of 14.4% in the year ended December 31, 2021, representing a decrease of 2.7 percentage points compared to the corresponding period in 2020.

We expect to sustain relatively strong EBIT-adjusted margins in 2022 on the continued strength of favorable vehicle pricing and strong U.S. industry light vehicle demand, partially offset by higher costs associated with commodities, raw materials and logistics. Our outlook is dependent on the pricing environment, continuing improvement of the semiconductor supply shortage and overall economic conditions. As a result of the semiconductor supply shortage, we experienced interruptions to our planned production schedules and temporarily suspended certain manufacturing sites to prioritize production of our most popular and in-demand products, including our full-size trucks and full-size SUVs. Additionally, we have been manufacturing vehicles, without the impacted components, representing an inventory carrying value of approximately $0.6 billion at December 31, 2021. We expect to hold these vehicles in our inventory until they are completed and sold to our dealers, which we expect to happen in the six months ending June 30, 2022.

GMI Industry sales in China were 25.9 million units in the year ended December 31, 2021, representing an increase of 3.8% compared to the corresponding period in 2020, which was adversely impacted by the COVID-19 pandemic. Our total vehicle sales in China were 2.9 million units resulting in a market share of 11.2% in the year ended December 31, 2021, representing a decrease of 0.5 percentage points compared to the corresponding period in 2020. The ongoing global semiconductor supply shortage, macro-economic impact of COVID-19 and geopolitical tensions continue to place pressure on China's automotive industry and our vehicle sales in China. Our Automotive China JVs generated equity income of $1.1 billion in the year ended December 31, 2021. Although price competition, higher costs associated with commodities and raw materials, and a more challenging regulatory environment related to emissions, fuel consumption and NEV requirements will place pressure on our operations in China, we will continue to build upon our strong brands, network, and partnerships in China as well as drive improvements in vehicle mix and cost.

Outside of China, industry sales were 23.0 million units in the year ended December 31, 2021, representing an increase of 8.2% compared to the corresponding period in 2020. Our total vehicle sales outside of China were 0.8 million units for a market share of 3.6% in the year ended December 31, 2021, representing a decrease of 1.1 percentage points compared to the corresponding period in 2020.

Cruise Cruise is actively testing AVs in the United States. Gated by safety and regulation, the goal of Cruise is to deliver its self-driving services as soon as possible.

In the year ended December 31, 2021, Cruise Holdings issued Class G Preferred Shares (Cruise Class G Preferred Shares) in exchange for $2.7 billion from Microsoft Corporation (Microsoft), Walmart Inc. (Walmart) and other investors, including $1.0 billion from General Motors Holdings LLC. All proceeds related to the Cruise Class G Preferred Shares are designated exclusively for working capital and general corporate purposes of Cruise Holdings. In addition, Cruise Holdings and Microsoft entered into a long-term strategic relationship to accelerate the commercialization of self-driving vehicles. Refer to Note 20 to our consolidated financial statements for further details.

Automotive Financing - GM Financial Summary and Outlook We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Used vehicle prices were higher in 2021 compared to 2020 levels, primarily due to low new vehicle inventory. In 2022, we expect used vehicle prices may decrease relative to 2021 levels, but to remain above pre-pandemic levels, primarily due to sustained low new vehicle inventory. The increase in used vehicle prices resulted in gains on terminations of leased vehicles of $2.0 billion in GM Financial interest, operating and other expenses for the year ended

GENERAL MOTORS COMPANY AND SUBSIDIARIES

December 31, 2021, and $1.3 billion in the corresponding period in 2020. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	December 31, 2021			December 31, 2020
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$16,696	897	67.3%	$16,334	964	65.5%
Trucks	7,886	264	19.8%	7,455	275	18.7%
SUVs	3,104	80	5.9%	3,435	92	6.3%
Cars	1,430	93	7.0%	1,949	140	9.5%
Total	$29,116	1,334	100.0%	$29,173	1,471	100.0%

GM Financial's penetration of our retail sales in the U.S. was 44% in the year ended December 31, 2021 and 45% in the corresponding period in 2020. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America was 73% in the year ended December 31, 2021 and 2020. In the year ended December 31, 2021, GM Financial's revenue consisted of leased vehicle income of 67%, retail finance charge income of 29% and commercial finance charge income of 2%.

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

Total Net Sales and Revenue

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2021	2020		%	Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$101,308	$96,733	$4,575	4.7%	$(14.5)	$10.8	$6.2	$2.1
GMI	12,172	11,586	586	5.1%	$(1.6)	$1.3	$0.9	$0.1
Corporate	104	350	(246)	(70.3)%		$—		$(0.3)
Automotive	113,584	108,669	4,915	4.5%	$(16.1)	$12.0	$7.0	$2.0
Cruise	106	103	3	2.9%				$—
GM Financial	13,419	13,831	(412)	(3.0)%				$(0.4)
Eliminations/reclassifications	(105)	(118)	13	11.0%		$—		$—
Total net sales and revenue	$127,004	$122,485	$4,519	3.7%	$(16.1)	$12.0	$7.0	$1.6

Refer to the regional sections of this MD&A for additional information on volume, mix and price.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive and Other Cost of Sales

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2021	2020		%	Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$87,419	$83,886	$(3,533)	(4.2)%	$10.0	$(4.6)	$(8.5)	$(0.4)
GMI	11,802	12,515	713	5.7%	$1.4	$(0.5)	$(0.3)	$0.2
Corporate	200	310	110	35.5%		$—	$0.1	$—
Cruise	1,124	829	(295)	(35.6)%			$(0.3)
Eliminations	(1)	(1)	—	—%
Total automotive and other cost of sales	$100,544	$97,539	$(3,005)	(3.1)%	$11.3	$(5.1)	$(9.0)	$(0.2)

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

In the year ended December 31, 2021, unfavorable Cost was primarily due to: (1) increased material and freight costs of $4.0 billion; (2) increased engineering costs of $2.0 billion primarily related to accelerating our electric vehicle portfolio and the non-recurrence of austerity measures implemented in 2020 due to the COVID-19 pandemic; (3) increased manufacturing costs of $1.4 billion primarily related to the suspension of production and the non-recurrence of austerity measures implemented in 2020 due to the COVID-19 pandemic; (4) increased costs of $1.1 billion primarily related to parts and accessories; (5) increased other employee related costs of $0.7 billion; (6) charges of $0.3 billion related to potential royalties accrued with respect to past sales; partially offset by (7) charges of $0.7 billion primarily related to dealer restructuring charges, property and intangible asset impairments, inventory provisions and employee separation charges in Australia, New Zealand, Thailand and India in 2020; and (8) a decrease in campaign and other warranty-related costs of $0.2 billion, which includes Chevrolet Bolt recall costs of $2.0 billion and associated recoveries of $1.9 billion. In the year ended December 31, 2021, unfavorable Other was due to the foreign currency effect resulting from the strengthening of the Canadian Dollar and other currencies against the U.S. Dollar, partially offset by the weakening of the Brazilian Real and other currencies against the U.S. Dollar.

Automotive and Other Selling, General and Administrative Expense

	Years Ended December 31,			Year Ended 2021 vs. 2020 Change

	2021	2020	2019	Favorable/ (Unfavorable)	%
Automotive and other selling, general and administrative expense	$8,554	$7,038	$8,491	$(1,516)	(21.5)%

In the year ended December 31, 2021, Automotive and other selling, general and administrative expense increased primarily due to increased advertising, administrative and other costs of $1.2 billion primarily related to the suspension of production and the non-recurrence of austerity measures implemented in 2020 due to the COVID-19 pandemic.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Interest Income and Other Non-operating Income, net

	Years Ended December 31,			Year Ended 2021 vs. 2020 Change

	2021	2020	2019	Favorable/ (Unfavorable)	%
Interest income and other non-operating income, net	$3,041	$1,885	$1,469	$1,156	61.3%

In the year ended December 31, 2021, Interest income and other non-operating income, net increased primarily due to an increase in non-service pension income of $0.8 billion and an increase in gains related to Stellantis N.V. (Stellantis) warrants of $0.2 billion.

Income Tax Expense

	Years Ended December 31,			Year Ended 2021 vs. 2020 Change

	2021	2020	2019	Favorable/ (Unfavorable)	%
Income tax expense	$2,771	$1,774	$769	$(997)	(56.2)%

In the year ended December 31, 2021, Income tax expense increased primarily due to an increase in pre-tax income, partially offset by tax benefit related to a deduction for an investment in a subsidiary.

For the year ended December 31, 2021 our ETR-adjusted was 21.8%. We expect our adjusted effective tax rate to be between 22% and 24% for the year ending December 31, 2022.

Refer to Note 17 to our consolidated financial statements for additional information related to Income tax expense.

GM North America

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2021	2020		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$101,308	$96,733	$4,575	4.7%	$(14.5)	$10.8	$6.2		$2.1
EBIT-adjusted	$10,318	$9,071	$1,247	13.7%	$(4.5)	$6.2	$6.2	$(7.1)	$0.5
EBIT-adjusted margin	10.2%	9.4%	0.8%
	(Vehicles in thousands)
Wholesale vehicle sales	2,308	2,707	(399)	(14.7)%

GMNA Total Net Sales and Revenue In the year ended December 31, 2021, Total net sales and revenue increased primarily due to: (1) favorable mix associated with decreased sales of crossover vehicles and passenger cars and increased sales of full-size SUVs and full-size pickup trucks, as a result of prioritizing semiconductor chips for our most popular and in-demand vehicles; (2) favorable price primarily due to lower incentives as a result of low dealer inventory levels and the launch of our full-size SUVs; and (3) favorable Other due to increased sales of parts and accessories and the foreign currency effect resulting from the strengthening of the Canadian Dollar and the Mexican Peso against the U.S. Dollar; partially offset by (4) decreased net wholesale volumes due to a decrease in sales of crossover vehicles and passenger cars, partially offset by increased sales of full-size SUVs and full-size pickup trucks. The impact on production in 2021 due to the ongoing semiconductor supply shortage exceeded the impact of production suspensions in 2020 due to the COVID-19 pandemic.

GMNA EBIT-Adjusted The most significant factors that influence profitability are industry volume and market share. While not as significant as industry volume and market share, another factor affecting profitability is the relative mix of vehicles sold. Trucks, crossovers and cars sold currently have a variable profit of approximately 140%, 40% and 40% of our GMNA portfolio on a weighted-average basis.

In the year ended December 31, 2021, EBIT-adjusted increased primarily due to: (1) favorable mix; (2) favorable price; and (3) favorable Other due to the foreign currency effect resulting from the strengthening of the Canadian Dollar against the U.S. Dollar and favorable revaluation of investments; partially offset by (4) unfavorable Cost due to increased material and freight

GENERAL MOTORS COMPANY AND SUBSIDIARIES

cost of $3.6 billion, increased engineering cost of $1.6 billion including the impact of accelerating our electric vehicle portfolio, increased manufacturing and advertising costs of $1.9 billion primarily related to the suspension of production and the non-recurrence of austerity measures implemented in 2020 due to the COVID-19 pandemic, and increased other employee related costs, partially offset by increased non-service pension income and a decrease in campaigns and other warranty-related costs, and (5) decreased net wholesale volumes.

GM International

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2021	2020		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$12,172	$11,586	$586	5.1%	$(1.6)	$1.3	$0.9		$0.1
EBIT (loss)-adjusted	$827	$(528)	$1,355	n.m.	$(0.3)	$0.7	$0.8	$(0.4)	$0.5
EBIT (loss)-adjusted margin	6.8%	(4.6)%	11.4%
Equity income — Automotive China	$1,098	$512	$586	n.m.
EBIT (loss)-adjusted — excluding Equity income	$(271)	$(1,040)	$769	73.9%
	(Vehicles in thousands)
Wholesale vehicle sales	551	663	(112)	(16.9)%
________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT (loss)-adjusted above.

GMI Total Net Sales and Revenue In the year ended December 31, 2021, Total net sales and revenue increased primarily due to: (1) favorable mix in South America, Asia/Pacific and the Middle East; (2) favorable pricing across multiple vehicle lines in South America; and (3) favorable Other primarily due to increased components, parts and accessories sales, partially offset by the foreign currency effects resulting from the weakening of various currencies against the U.S. dollar; partially offset by (4) decreased wholesale volumes primarily due to the semiconductor supply shortage and the wind-down of our vehicle sales operations in Australia, New Zealand and Thailand.

GMI EBIT (loss)-Adjusted In the year ended December 31, 2021, EBIT-adjusted increased primarily due to: (1) favorable price; (2) favorable mix; and (3) favorable Other primarily due to increased equity income; partially offset by (4) unfavorable Cost primarily due to increased material costs; and (5) decreased wholesale volumes.

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

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Years Ended December 31,
	2021	2020	2019
Wholesale vehicle sales including vehicles exported to markets outside of China	3,007	3,029	3,244
Total net sales and revenue	$42,776	$38,736	$39,123
Net income	$2,109	$1,239	$2,258

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$10,254	$8,980
Debt	$374	$313

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Cruise

	Years Ended December 31,			2021 vs. 2020 Change
	2021	2020	2019	Favorable/ (Unfavorable)	%
Total net sales and revenue(a)	$106	$103	$100	$3	2.9%
EBIT (loss)-adjusted	$(1,196)	$(887)	$(1,004)	$(309)	(34.8)%
________
(a)    Primarily reclassified to Interest income and other non-operating income, net in our consolidated income statement in each of the years ended December 31, 2021, 2020 and 2019.

Cruise EBIT (Loss)-Adjusted In the year ended December 31, 2021, EBIT (loss)-adjusted increased primarily due to an increase in developmental costs as we progress towards the commercialization of a network of on-demand AVs in the U.S.

GM Financial

	Years Ended December 31,			2021 vs. 2020 Change
	2021	2020	2019	Amount	%
Total revenue	$13,419	$13,831	$14,554	$(412)	(3.0)%
Provision for loan losses	$248	$881	$726	$(633)	(71.9)%
EBT-adjusted	$5,036	$2,702	$2,104	$2,334	86.4%
Average debt outstanding (dollars in billions)	$94.1	$91.4	$91.2	$2.7	3.0%
Effective rate of interest paid	2.7%	3.3%	4.0%	(0.6)%

GM Financial Revenue In the year ended December 31, 2021, Total revenue decreased primarily due to decreased leased vehicle income of $0.5 billion, primarily due to a decrease in the size of the leased vehicles portfolio; partially offset by increased finance charge income of $0.1 billion, primarily due to growth in the retail finance receivables portfolio, partially offset by a decrease in the effective yield and a decrease in the size of the commercial finance receivables portfolio.

GM Financial EBT-Adjusted In the year ended December 31, 2021, EBT-adjusted increased primarily due to: (1) increased leased vehicle income net of leased vehicle expenses of $1.2 billion primarily due to decreased depreciation on leased vehicles resulting from increased residual value estimates and a decrease in the size of the portfolio, as well as increased lease termination gains; (2) decreased provision for loan losses of $0.6 billion primarily due to a reduction in the reserve levels established at the onset of the COVID-19 pandemic as a result of actual credit performance that was better than forecasted and favorable expectations for future charge-offs and recoveries, reflecting improved economic conditions, partially offset by reserves established for loans originated during the year ended December 31, 2021; (3) decreased interest expense of $0.5 billion due to decreased credit spreads on GM Financial debt, partially offset by an increase in the average debt outstanding; partially offset by (4) increased operating expenses of $0.2 billion in 2021. GM Financial interest, operating and other expenses includes a $0.1 billion loss on extinguishment of debt.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following summarizes aggregated information about our material short and long-term cash requirements from our known contractual and other obligations (dollars in millions):

	Payments Due by Period
	2022	2023-2024	2025-2026	2027 and after	Total
Automotive debt	$334	$2,772	$2,571	$11,228	$16,905
Automotive Financing debt	33,333	33,594	14,739	10,871	92,537
Automotive interest payments(a)	945	1,687	1,389	7,790	11,811
Automotive Financing interest payments(b)	1,864	2,258	915	575	5,612
Operating lease obligations	262	482	355	490	1,589
Material	1,848	632	3	—	2,484
Other contractual obligations(c)	1,706	1,743	102	3,655	7,207
__________
(a)Amounts include automotive interest payments based on contractual terms and current interest rates on our debt and finance lease obligations. Automotive interest payments based on variable interest rates were determined using the interest rate in effect at December 31, 2021.
(b)GM Financial interest payments were determined using the interest rate in effect at December 31, 2021 for floating rate debt and the contractual rates for fixed rate debt. GM Financial interest payments on floating rate tranches of the securitization notes payable were converted to a fixed rate based on the floating rate plus any expected hedge payments.
(c)Primarily consists of information technology and other contractual services.

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

We continue to monitor and evaluate opportunities to strengthen our competitive position over the long term while maintaining a strong investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations, as well as the possibility of acquisitions, dispositions and investments with joint venture partners as well as strategic alliances that we believe would generate significant advantages and substantially strengthen our business.

In January 2017, we announced that our Board of Directors had authorized the purchase of up to $5.0 billion of our common stock with no expiration date, as part of our common stock repurchase program. We have completed $1.7 billion of the $5.0 billion program through December 31, 2021.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Over 90% of our cash and marketable debt securities were managed within North America and at our regional treasury centers at December 31, 2021. We have used and will continue to use other methods including intercompany loans to utilize these funds across our global operations as needed.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. At December 31, 2020, the total size of our credit facilities was $18.5 billion, which consisted principally of four revolving credit facilities. In April 2021, we increased the total borrowing capacity of our five-year, $10.5 billion facility to $11.2 billion and extended the termination date for a $9.9 billion portion of the five-year facility by three years, now set to mature on April 18, 2026. The termination date of April 18, 2023 for the remaining portion of the five-year facility remains unchanged. We also renewed and increased the total borrowing capacity of our three-year, $4.0 billion facility to $4.3 billion, which now matures on April 7, 2024, and renewed our 364-day, $2.0 billion facility allocated for exclusive use by GM Financial, which now matures on April 6, 2022. We also terminated a separate 364-day, $2.0 billion revolving credit facility, entered into in May 2020. Additionally, the prior restrictions on share repurchases and dividends on our common shares were removed upon entrance into the renewed three-year, $4.3 billion facility. In December 2021, we terminated our three-year, $2.0 billion transformation credit facility. At December 31, 2021, the total size of our credit facilities was $15.5 billion, which consisted primarily of two credit facilities.

If available capacity permits, GM Financial has access to our revolving credit facilities. GM Financial did not have borrowings outstanding against our revolving credit facilities at December 31, 2021 or 2020. Refer to Note 13 to our consolidated financial statements for additional information on credit facilities. We had intercompany loans from GM Financial of $0.2 billion and $0.4 billion at December 31, 2021 and 2020, which primarily consisted of commercial loans to dealers we consolidate, and we had no intercompany loans to GM Financial. Refer to Note 5 of our consolidated financial statements for additional information.

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of December 31, 2021 and determined we are in compliance and expect to remain in compliance in the future.

GM Financial's Board of Directors declared and paid dividends of $3.5 billion, $0.8 billion, and $0.4 billion on its common stock in 2021, 2020, and 2019. Current dividend levels are reflective of GM Financial earnings supported by strong residual values, favorable credit performance and improved economic conditions. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes our Automotive available liquidity (dollars in billions):

	December 31, 2021	December 31, 2020
Automotive cash and cash equivalents	$14.5	$14.2
Marketable debt securities	7.1	8.1
Automotive cash, cash equivalents and marketable debt securities	21.6	22.3
Available under credit facilities(a)	15.2	18.2
Total Automotive available liquidity	$36.8	$40.5
__________
(a)We had letters of credit outstanding under our sub-facility of $0.3 billion at December 31, 2021 and 2020.

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Year Ended December 31, 2021
Operating cash flow	$9.7
Capital expenditures	(7.4)
GM investment in Cruise	(1.0)
Investment in Ultium Cells LLC	(0.5)
Repayment of senior unsecured notes	(0.5)
Decrease in available credit facilities	(3.0)
Other non-operating	(1.0)
Total change in automotive available liquidity	$(3.7)
Automotive Cash Flow (Dollars in billions)

	Years Ended December 31,			2021 vs. 2020 Change
	2021	2020	2019
Operating Activities
Net income	$7.8	$5.0	$5.8	$2.8
Depreciation, amortization and impairment charges	5.9	5.5	6.7	0.4
Pension and OPEB activities	(2.4)	(1.6)	(1.5)	(0.8)
Working capital	(4.0)	(1.7)	(2.2)	(2.3)
Accrued and other liabilities and income taxes	0.9	(1.4)	(1.5)	2.3
Other	1.5	1.7	0.1	(0.2)
Net automotive cash provided by operating activities	$9.7	$7.5	$7.4	$2.2

In the year ended December 31, 2021, the increase in Net automotive cash provided by operating activities was primarily due to: (1) higher dividends received from GM Financial of $2.7 billion; (2) favorable pre-tax earnings of $2.6 billion; partially offset by (3) unfavorable working capital; and (4) several other insignificant items.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,			2021 vs. 2020 Change
	2021	2020	2019
Investing Activities
Capital expenditures	$(7.4)	$(5.3)	$(7.5)	$(2.1)
Acquisitions and liquidations of marketable securities, net(a)	1.0	(3.6)	2.4	4.6
GM investment in Cruise	(1.0)	—	(0.7)	(1.0)
Investment in Ultium Cells LLC	(0.5)	—	—	(0.5)
Other	(0.3)	0.1	0.2	(0.4)
Net automotive cash used in investing activities	$(8.2)	$(8.8)	$(5.6)	$0.6
__________
(a)Amount includes $0.6 billion and $0.3 billion of proceeds from the sale of our shares in Lyft, Inc. in the year ended December 31, 2020 and 2019.

In the year ended December 31, 2021, cash provided by acquisitions and liquidations of marketable securities, net increased due to liquidations of securities to fund operating activities and investments, compared to net acquisitions of securities from revolver proceeds during the year ended December 31, 2020.

	Years Ended December 31,			2021 vs. 2020 Change
	2021	2020	2019
Financing Activities
Net proceeds (payments) from short-term debt	$(0.5)	$(0.5)	$0.5	$—
Issuance of senior unsecured notes	—	4.0	—	(4.0)
Repayment of senior unsecured notes	(0.5)	(0.5)	—	—
Dividends paid and payments to purchase common stock	—	(0.6)	(2.2)	0.6
Other	0.1	(0.3)	(0.4)	0.4
Net automotive cash provided by (used in) financing activities	$(0.9)	$2.1	$(2.1)	$(3.0)

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. For the year ended December 31, 2021, net automotive cash provided by operating activities under U.S. GAAP was $9.7 billion, capital expenditures were $7.4 billion and adjustments for management actions were $0.3 billion. For the year ended December 31, 2020, net automotive cash provided by operating activities under U.S. GAAP was $7.5 billion, capital expenditures were $5.3 billion and adjustments for management actions were $0.3 billion.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited (DBRS), Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). All four credit rating agencies currently rate our corporate credit at investment grade. The following table summarizes our credit ratings at January 18, 2022:

	Corporate	Revolving Credit Facilities	Senior Unsecured	Outlook
DBRS	BBB	BBB	N/A	Positive
Fitch	BBB-	BBB-	BBB-	Stable
Moody's	Investment Grade	Baa2	Baa3	Stable
S&P	BBB	BBB	BBB	Stable

Cruise Liquidity Cruise Holdings issued Cruise Class G Preferred Shares in exchange for $2.7 billion from Microsoft, Walmart and other investors, including $1.0 billion from General Motors Holdings LLC. Refer to Note 20 to our consolidated financial statements for additional information. In January 2022, Cruise Holdings met the requirements for commercial deployment under its agreements with SoftBank Vision Fund (AIV M2), L.P. (SoftBank), which triggered SoftBank's obligation to purchase additional Cruise convertible preferred shares for $1.35 billion. We expect SoftBank to complete the purchase of the majority of such additional preferred shares in the first quarter of 2022 and any balance by the end of 2022. Cruise will need one additional permit from the CPUC, which it has applied for, to commercially deploy such vehicles with paying passengers in California.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes Cruise's available liquidity (dollars in billions):

	December 31, 2021	December 31, 2020
Cruise cash and cash equivalents	$1.6	$0.8
Cruise marketable securities	1.5	0.9
Total Cruise available liquidity (a)	$3.1	$1.7
__________
(a)Excludes a multi-year credit agreement between Cruise and GM Financial whereby Cruise can request to borrow, over time, up to an aggregate of $5.2 billion, through 2024, to fund exclusively the purchase of AVs from GM.

The following table summarizes the changes in Cruise's available liquidity (dollars in billions):

Year Ended December 31, 2021
Operating cash flow	$(1.2)
Issuance of Cruise Preferred Shares	1.7
GM investment in Cruise	1.0
Other non-operating	(0.1)
Total change in Cruise available liquidity	$1.4

Cruise Cash Flow (Dollars in billions)

	Years Ended December 31,			2021 vs. 2020 Change
	2021	2020	2019
Net cash used in operating activities	$(1.2)	$(0.8)	$(0.8)	$(0.4)
Net cash used in investing activities	$(0.7)	$(0.7)	$(0.3)	$—
Net cash provided by financing activities	$2.6	$—	$1.1	$2.6

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

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$4.0	$5.1
Borrowing capacity on unpledged eligible assets	19.2	19.0
Borrowing capacity on committed unsecured lines of credit	0.5	0.5
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$25.7	$26.6

In the year ended December 31, 2021, GM Financial's available liquidity decreased primarily due to a decrease in cash and cash equivalents, partially offset by increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt. GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity.

GM Financial has access to $15.5 billion of our revolving credit facilities with exclusive access to the 364-day, $2.0 billion facility. Refer to the "Automotive Liquidity" section of this MD&A for additional details. We have a support agreement with GM Financial which, among other things, establishes commitments of funding from us to GM Financial. This agreement also provides that we will continue to own all of GM Financial’s outstanding voting shares so long as any unsecured debt securities

GENERAL MOTORS COMPANY AND SUBSIDIARIES

remain outstanding at GM Financial. In addition, we are required to use our commercially reasonable efforts to ensure GM Financial remains a subsidiary borrower under our corporate revolving credit facilities.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At December 31, 2021, secured, committed unsecured and uncommitted unsecured credit facilities totaled $26.2 billion, $0.5 billion and $1.2 billion with advances outstanding of $3.5 billion, an insignificant amount and $1.2 billion.

GM Financial Cash Flow (Dollars in billions)

	Years Ended December 31,			2021 vs. 2020 Change
	2021	2020	2019
Net cash provided by operating activities	$7.3	$8.0	$8.1	$(0.7)
Net cash used in investing activities	$(5.5)	$(9.3)	$(5.0)	$3.8
Net cash provided by (used in) financing activities	$(2.6)	$2.4	$(3.5)	$(5.0)

In the year ended December 31, 2021, Net cash provided by operating activities decreased primarily due to: (1) a decrease in counterparty derivative collateral posting activities of $0.6 billion; and (2) a decrease in leased vehicle income of $0.5 billion; partially offset by (3) a decrease in interest paid of $0.4 billion.

In the year ended December 31, 2021, Net cash used in investing activities decreased primarily due to: (1) an increase in collections and recoveries on finance receivables of $4.9 billion; (2) an increase in proceeds from termination of leased vehicles of $1.0 billion; and (3) an increase in purchases of leased vehicles of $0.6 billion; partially offset by (4) an increase in purchases of retail finance receivables of $2.8 billion.

In the year ended December 31, 2021, Net cash used in financing activities increased primarily due to: (1) a decrease in borrowings of $9.6 billion; (2) an increase in dividend payments of $2.7 billion; and (3) a decrease in preferred stock issuance of $0.5 billion; partially offset by (4) a decrease in debt repayments of $7.8 billion.

LIBOR Transition As discussed in Part I, Item 1A. Risk Factors, banks will no longer be persuaded or compelled to submit rates for the calculation of LIBOR after 2021. GM Financial established a LIBOR transition initiative in 2019 to evaluate the potential impacts of the transition, and continues to implement strategies to mitigate the risks associated with the LIBOR discontinuation such as including fallback language into any new LIBOR based contracts. GM Financial has only a limited amount of debt outstanding that is scheduled to mature after June 30, 2023 and would utilize the Alternative Reference Rates Committee fallback process. Furthermore, GM Financial has adhered to the International Swaps and Derivatives Association’s Fallbacks Protocol and plans to transition its existing LIBOR-based derivative exposure in advance of the June 30, 2023 date when applicable LIBOR will no longer be published. For any residual exposure after the end of 2021, GM Financial expects to leverage relevant contractual and statutory solutions to transition such exposure.

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

We accrue the costs related to product warranty at the time of vehicle sale and we accrue the estimated cost of recall campaigns when they are probable and estimable.

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

The estimated amount accrued for recall campaigns at the time of vehicle sale is most sensitive to the estimated number of recall events, the number of vehicles per recall event, the assumed number of vehicles that will be brought in by customers for repair (take rate) and the cost per vehicle for each recall event. The estimated cost of a recall campaign that is accrued on an individual basis is most sensitive to our estimated assumed take rate that is primarily developed based on our historical take rate experience. A 10% increase in the estimated take rate for all recall campaigns would increase the estimated cost by approximately $0.6 billion.

Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. Due to the uncertainty and potential volatility of the factors contributing to developing estimates, changes in our assumptions could materially affect our results of operations.

Sales Incentives The estimated effect of sales incentives offered to dealers and end customers is recorded as a reduction of Automotive net sales and revenue at the time of sale. There may be numerous types of incentives available at any particular time. Incentive programs are generally specific to brand, model or sales region and are for specified time periods, which may be extended. Significant factors used in estimating the cost of incentives include type of program, forecasted sales volume, product mix, and the rate of customer acceptance of incentive programs, all of which are estimated based on historical experience and assumptions concerning future customer behavior and market conditions. A change in any of these factors affecting the estimate could have a significant effect on recorded sales incentives. A 10% increase in the cost of incentives would increase the sales incentive liability by an insignificant amount. Subsequent adjustments to incentive estimates are possible as facts and circumstances change over time, which could affect the revenue previously recognized in Automotive net sales and revenue.

GM Financial Allowance for Loan Losses The GM Financial retail finance receivables portfolio consists of smaller-balance, homogeneous loans that are carried at amortized cost, net of allowance for loan losses. The allowance for loan losses on retail finance receivables reflects net credit losses expected to be incurred over the remaining life of the retail finance receivables, which have a weighted average remaining life of approximately two years. GM Financial forecasts net credit losses based on relevant information about past events, current conditions and forecast economic performance. GM Financial believes that the allowance is adequate to cover expected credit losses on the retail finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

GM Financial incorporates its outlook on forecast charge-off recovery rates and overall economic performance in its allowance estimate. Due to the high used vehicle prices in 2021, GM Financial increased its recovery rate forecast as of December 31, 2021. Each 5% relative decrease/increase in the forecast recovery rates would increase/decrease the allowance for loan losses by approximately $0.1 billion.

At December 31, 2021, the weightings applied to the economic forecast scenarios considered resulted in an allowance for loan losses on the retail finance receivables portfolio of $1.8 billion. Using different possible weightings that GM Financial could apply to the economic forecast scenarios result in an allowance for loan losses ranging from $1.8 billion to $1.9 billion. Actual economic data and recovery rates that are lower than those forecasted by GM Financial could result in an increase to the allowance for loan losses.

The GM Financial commercial finance receivables portfolio consists of floorplan financing as well as dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate. The allowance for loan losses on commercial finance receivables is based on historical loss experience for the consolidated portfolio, in addition to forecasted industry vehicle sales. There can be no assurance that the ultimate charge-off amount will not exceed such estimates or that GM Financial's credit loss assumptions will not increase.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Valuation of GM Financial Equipment on Operating Lease Assets and Residuals GM Financial has investments in leased vehicles recorded as operating leases. Each leased asset in the portfolio represents a vehicle that GM Financial owns and has leased to a customer. At lease inception, an estimate is made of the expected residual value for the vehicle at the end of the lease term, which typically ranges from two to five years. GM Financial estimates the expected residual value based on third-party data that considers various data points and assumptions, including, but not limited to, recent auction values, the expected future volume of returning leased vehicles, significant liquidation of rental or fleet inventory, used vehicle prices, manufacturer incentive programs and fuel prices. Realization of the residual values is dependent on the future ability to market the vehicles under prevailing market conditions.

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

At December 31, 2021, the estimated residual value of GM Financial's leased vehicles was $29.1 billion. Depreciation reduces the carrying value of each leased asset in GM Financial's operating lease portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. In 2021, prices on leased vehicles at termination generally exceeded their contractual residual values due to high used vehicle prices. Accordingly, GM Financial increased the residual value estimates at December 31, 2021, which will result in a prospective decrease in the depreciation rate over the remaining term of the leased vehicles portfolio. If used vehicle prices weaken compared to estimates, GM Financial would increase depreciation expense and/or record an impairment charge on the lease portfolio. If an impairment exists, GM Financial would determine any shortfall in recoverability of the leased vehicle asset groups by year, make and model. Recoverability is calculated as the excess of: (1) the sum of remaining lease payments plus estimated residual value; over (2) leased vehicles, net less deferred revenue. Alternatively, if used vehicle prices outperform GM Financial's latest estimates, it may record gains on sales of off-lease vehicles and/or decreased depreciation expense.

The following table illustrates the effect of a 1% relative change in the estimated residual values at December 31, 2021, which could increase or decrease depreciation expense over the remaining term of the leased vehicle portfolio, holding all other assumptions constant (dollars in millions):

Impact to Depreciation Expense
2022	$207
2023	67
2024	16
2025 and thereafter	1
Total	$291

Changes to residual values are rarely simultaneous across all maturities and segments, and also may impact return rates. If a decrease in residual values is concentrated among specific asset groups, the decrease could result in an immediate impairment charge. GM Financial reviewed the leased vehicle portfolio for indicators of impairment and determined that no impairment indicators were present at December 31, 2021 and 2020.

Used vehicle prices were higher in 2021 compared to 2020 levels, primarily due to low new vehicle inventory. In 2022, GM Financial expects used vehicle prices may decrease relative to 2021 levels, but to remain above pre-pandemic levels, primarily due to sustained low new vehicle inventory.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In December 2021, an investment policy study was completed for the U.S. pension plans. As a result of changes to our capital market assumptions, the weighted-average long-term rate of return on assets decreased from 5.6% at December 31, 2020 to 5.4% at December 31, 2021. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

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

The Society of Actuaries (SOA) issued mortality improvement tables in the three months ended December 31, 2021. We reviewed our recent mortality experience and we determined our current mortality assumptions are appropriate to measure our U.S. pension and OPEB plans obligations as of December 31, 2021.

Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effects of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to pension expense over future periods. The unamortized pre-tax actuarial loss on our pension plans was $3.7 billion and $8.4 billion at December 31, 2021 and 2020. The year-over-year change is primarily due to an increase in discount rates and higher than expected asset returns.

The underfunded status of the U.S. pension plans improved in the year ended December 31, 2021 to $0.3 billion from $5.4 billion primarily due to: (1) the favorable effect of actual returns on plan assets of $3.7 billion; (2) the favorable effect of an increase in discount rates of $2.1 billion; and (3) changes in actuarial assumptions, demographic data updates and contributions of $0.5 billion; partially offset by (4) service and interest costs of $1.3 billion.

The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant:

	U.S. Plans(a)		Non-U.S. Plans(a)
	Effect on 2022 Pension Expense	Effect on December 31, 2021 PBO	Effect on 2022 Pension Expense	Effect on December 31, 2021 PBO
25 basis point decrease in discount rate	-$98	+$1,502	-$3	+$560
25 basis point increase in discount rate	+$93	-$1,439	+$10	-$531
25 basis point decrease in expected rate of return on assets	+$139	N/A	+$32	N/A
25 basis point increase in expected rate of return on assets	-$139	N/A	-$32	N/A
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may include "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and are often identified by words like “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions. In making these statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new products, services, technologies and customer experiences in response to increased competition and changing consumer preferences in the automotive industry; (2) our ability to timely fund and introduce new and improved vehicle models, including electric vehicles, that are able to attract a sufficient number of consumers; (3) our ability to profitably deliver a broad portfolio of electric vehicles that will help drive consumer adoption; (4) the success of our current line of full-size SUVs and full-size pickup trucks; (5) our highly competitive industry, which has been historically characterized by excess manufacturing capacity and the use of incentives, and the introduction of new and improved vehicle models by our competitors; (6) the unique technological, operational, regulatory and competitive risks related to the timing and commercialization of autonomous vehicles; (7) risks associated with climate change, including increased regulation of greenhouse gas emissions, our transition to electric vehicles and the potential increased impacts of severe weather events; (8) global automobile market sales volume, which can be volatile; (9) prices and uncertain availability of raw materials and commodities used by us and our suppliers, and instability in logistics and related costs; (10) our business in China, which is subject to unique operational, competitive, regulatory and economic risks; (11) the success of our ongoing strategic business relationships and of our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (12) the international scale and footprint of our operations, which exposes us to a variety of unique political, economic, competitive and regulatory risks, including the risk of changes in government leadership and laws (including labor, trade, tax and other laws), political uncertainty or instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, changes in foreign exchange rates and interest rates, economic downturns in the countries in which we operate, differing local product preferences and product requirements, changes to and compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements and union relationships, differing dealer and franchise regulations and relationships, difficulties in obtaining financing in foreign countries, and public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 pandemic; (13) any significant disruption, including any work stoppages, at any of our manufacturing facilities; (14) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (15) the ongoing COVID-19 pandemic; (16) the success of any restructurings or other cost reduction actions; (17) the possibility that competitors may independently develop products and services similar to ours, or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (18) our ability to manage risks related to security breaches and other disruptions to our information technology systems and networked products, including connected vehicles and in-vehicle systems; (19) our ability to comply with increasingly complex, restrictive and punitive regulations relating to our enterprise data practices, including the collection, use, sharing and security of the Personal Identifiable Information of our customers, employees, or suppliers; (20) our ability to comply with extensive laws, regulations and policies applicable to our operations and products, including those relating to fuel economy, emissions and autonomous vehicles; (21) costs and risks associated with litigation and government investigations; (22) the costs and effect on our reputation of product safety recalls and alleged defects in products and services; (23) any additional tax expense or exposure; (24) our continued ability to develop captive financing capability through GM Financial; and (25) any significant increase in our pension funding requirements. For a further discussion of these and other risks and uncertainties, refer to Part I, Item 1A. Risk Factors.

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

Foreign Currency Exchange Rate Risk We have foreign currency exposures related to buying, selling and financing in currencies other than the functional currencies of our operations. At December 31, 2021, our most significant foreign currency exposures were between the U.S. Dollar and the Canadian Dollar, Chinese Yuan, Korean Won, Brazilian Real, Euro, and Mexican Peso. Derivative instruments such as foreign currency forwards, swaps and options are primarily used to hedge exposures with respect to forecasted revenues, costs and commitments denominated in foreign currencies. Such contracts had remaining maturities of up to 12 months at December 31, 2021.

The net fair value liability of financial instruments with exposure to foreign currency risk was $0.7 billion and $0.9 billion at December 31, 2021 and 2020. These amounts are calculated utilizing a population of foreign currency exchange derivatives and foreign currency denominated debt and exclude the offsetting effect of foreign currency cash, cash equivalents and other assets. The potential loss in fair value for such financial instruments from a 10% adverse change in all quoted foreign currency exchange rates would have been insignificant at December 31, 2021 and 2020.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. We had foreign currency derivatives with notional amounts of $4.2 billion and $2.2 billion at December 31, 2021 and 2020. The fair value of these derivative financial instruments was insignificant. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial condition.

The following table summarizes the amounts of automotive foreign currency translation and transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2021	2020
Translation (gains) losses recorded in Accumulated other comprehensive loss	$(132)	$387
Transaction and remeasurement (gains) losses recorded in earnings	$(15)	$209

Interest Rate Risk We are subject to market risk from exposure to changes in interest rates related to certain financial instruments, primarily debt, finance lease obligations and certain marketable debt securities. We did not have any interest rate swap positions to manage interest rate exposures in our automotive operations at December 31, 2021 and 2020. The fair value of debt and finance leases was $20.6 billion and $21.6 billion at December 31, 2021 and 2020. The potential increase in fair value resulting from a 10% decrease in quoted interest rates would have been $0.6 billion and $0.7 billion at December 31, 2021 and 2020.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We had marketable debt securities of $8.6 billion and $9.0 billion classified as available-for-sale at December 31, 2021 and 2020. The potential decrease in fair value from a 50 basis point increase in interest rates would have been insignificant at December 31, 2021 and 2020.

Equity Price Risk We are subject to equity price risk due to market price volatility primarily related to our investment in Stellantis warrants and other insignificant investments. The fair value of investments with exposure to equity price risk was $1.5 billion and $1.2 billion at December 31, 2021 and 2020. Our investment in Stellantis warrants is valued based on a Black-Scholes formula. We estimate that a 10% adverse change in quoted security prices in Stellantis would have had an insignificant effect at December 31, 2021 and 2020.

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

At December 31, 2021, GM Financial was liability-sensitive, meaning that more liabilities than assets were expected to re-price within the next twelve months. During a period of rising interest rates, the interest paid on liabilities would increase more than the interest earned on assets, which would initially decrease net interest income. During a period of falling interest rates, net interest income would be expected to initially increase. At December 31, 2020, GM Financial was asset-sensitive, meaning that more assets than liabilities were expected to re-price within the next twelve months. During a period of rising interest rates, the interest earned on assets would increase more than the interest paid on liabilities, which would initially increase net interest income. During a period of falling interest rates, net interest income would be expected to initially decrease.

GM Financial's net interest income sensitivity decreased in 2021 as compared to 2020 primarily due to an increased proportion of rate sensitive liabilities exposure relative to rate sensitive assets exposure. GM Financial's hedging strategies approved by its global asset liability committee are used to manage interest rate risk within policy guidelines. The following table presents GM Financial's net interest income sensitivity to interest rate movement:

	Years Ended December 31,
	2021	2020
One hundred basis points instantaneous increase in interest rates	$(5.1)	$29.7
One hundred basis points instantaneous decrease in interest rates(a)	$5.1	$(29.7)
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

GM Financial primarily finances its receivables and leased assets with debt in the same currency. When a different currency is used GM Financial may use foreign currency swaps to convert substantially all of its foreign currency debt obligations to the local currency of the receivables and leased assets to minimize any impact to earnings. As a result, GM Financial believes its market risk exposure relating to changes in currency exchange rates at December 31, 2021 was insignificant.

GM Financial had foreign currency swaps with notional amounts of $8.2 billion and $7.6 billion at December 31, 2021 and 2020. The net fair value of these derivative financial instruments was a liability of $0.2 billion and an asset of $0.4 billion at December 31, 2021 and 2020.

The following table summarizes GM Financial's foreign currency translation and transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2021	2020
Translation losses recorded in Accumulated other comprehensive loss	$44	$82
Transaction and remeasurement gains, net recorded in earnings	$(3)	$(6)

*  *  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of General Motors Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of General Motors Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 2, 2022 expressed an unqualified opinion thereon.

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

Product warranty and recall campaigns
Description of the matter	As discussed in Note 12 to the financial statements, the liabilities for product warranty and recall campaigns amount to $9.8 billion at December 31, 2021. The Company accrues for costs related to product warranty at the time of vehicle sale and accrues the estimated cost of recall campaigns when they are probable and estimable.
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

How we addressed the matter in our audit	We evaluated the design and tested the operating effectiveness of internal controls over the Company’s product warranty and recall campaign processes. We tested internal controls over management’s review of the valuation models and significant assumptions for product warranty and recall, including the warranty claims forecasted based on the frequency and average cost per warranty claim for product warranty, and the cost estimates related to recall campaigns. Our audit also included the evaluation of controls that address the completeness and accuracy of the data utilized in the valuation models.
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
Sales incentives
Description of the matter	Automotive sales and revenue represents the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or providing services, which is net of dealer and customer sales incentives the Company expects to pay. As discussed in Note 2 to the financial statements, provisions for dealer and customer incentives are recorded as a reduction to Automotive net sales and revenue at the time of vehicle sale. The liabilities for dealer and customer allowances, claims and discounts amount to $3.2 billion at December 31, 2021.
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
Valuation of GM Financial Equipment on Operating Leases
Description of the matter	GM Financial has recorded investments in vehicles leased to retail customers under operating leases. As discussed in Note 2 to the financial statements, at the beginning of the lease, management establishes an expected residual value for each vehicle at the end of the lease term. The Company’s estimated residual value of leased vehicles at the end of lease term was $29.1 billion as of December 31, 2021.

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
February 2, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of General Motors Company

Opinion on Internal Control over Financial Reporting

We have audited General Motors Company and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, General Motors Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 2, 2022 expressed an unqualified opinion thereon.

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
February 2, 2022

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Net sales and revenue
Automotive	$113,590	$108,673	$122,697
GM Financial	13,414	13,812	14,540
Total net sales and revenue (Note 3)	127,004	122,485	137,237
Costs and expenses
Automotive and other cost of sales	100,544	97,539	110,651
GM Financial interest, operating and other expenses	8,582	11,274	12,614
Automotive and other selling, general and administrative expense	8,554	7,038	8,491
Total costs and expenses	117,680	115,851	131,756
Operating income	9,324	6,634	5,481
Automotive interest expense	950	1,098	782
Interest income and other non-operating income, net (Note 19)	3,041	1,885	1,469
Equity income (Note 8)	1,301	674	1,268
Income before income taxes	12,716	8,095	7,436
Income tax expense (Note 17)	2,771	1,774	769
Net income	9,945	6,321	6,667
Net loss attributable to noncontrolling interests	74	106	65
Net income attributable to stockholders	$10,019	$6,427	$6,732

Net income attributable to common stockholders	$9,837	$6,247	$6,581

Earnings per share (Note 21)
Basic earnings per common share	$6.78	$4.36	$4.62
Weighted-average common shares outstanding – basic	1,451	1,433	1,424

Diluted earnings per common share	$6.70	$4.33	$4.57
Weighted-average common shares outstanding – diluted	1,468	1,442	1,439

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2021	2020	2019
Net income	$9,945	$6,321	$6,667
Other comprehensive income (loss), net of tax (Note 20)
Foreign currency translation adjustments and other	80	(523)	(6)
Defined benefit plans	4,126	(1,795)	(2,122)
Other comprehensive income (loss), net of tax	4,206	(2,318)	(2,128)
Comprehensive income	14,151	4,003	4,539
Comprehensive loss attributable to noncontrolling interests	87	92	76
Comprehensive income attributable to stockholders	$14,238	$4,095	$4,615

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$20,067	$19,992
Marketable debt securities (Note 4)	8,609	9,046
Accounts and notes receivable, net of allowance of $192 and $224	7,394	8,035
GM Financial receivables, net of allowance of $703 and $1,002 (Note 5; Note 11 at VIEs)	26,649	26,209
Inventories (Note 6)	12,988	10,235
Other current assets (Note 4; Note 11 at VIEs)	6,396	7,407
Total current assets	82,103	80,924
Non-current Assets
GM Financial receivables, net of allowance of $1,183 and $976 (Note 5; Note 11 at VIEs)	36,167	31,783
Equity in net assets of nonconsolidated affiliates (Note 8)	9,677	8,406
Property, net (Note 9)	41,115	37,632
Goodwill and intangible assets, net (Note 10)	5,087	5,230
Equipment on operating leases, net (Note 7; Note 11 at VIEs)	37,929	39,819
Deferred income taxes (Note 17)	21,152	24,136
Other assets (Note 4; Note 11 at VIEs)	11,488	7,264
Total non-current assets	162,615	154,270
Total Assets	$244,718	$235,194
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable (principally trade)	$20,391	$19,928
Short-term debt and current portion of long-term debt (Note 13)
Automotive	463	1,276
GM Financial (Note 11 at VIEs)	33,257	35,637
Accrued liabilities (Note 12)	20,297	23,069
Total current liabilities	74,408	79,910
Non-current Liabilities
Long-term debt (Note 13)
Automotive	16,355	16,193
GM Financial (Note 11 at VIEs)	59,304	56,788
Postretirement benefits other than pensions (Note 15)	5,743	6,277
Pensions (Note 15)	8,008	12,902
Other liabilities (Note 12)	15,085	13,447
Total non-current liabilities	104,495	105,607
Total Liabilities	178,903	185,517
Commitments and contingencies (Note 16)
Equity (Note 20)
Common stock, $0.01 par value	15	14
Additional paid-in capital	27,061	26,542
Retained earnings	41,937	31,962
Accumulated other comprehensive loss	(9,269)	(13,488)
Total stockholders’ equity	59,744	45,030
Noncontrolling interests	6,071	4,647
Total Equity	65,815	49,677
Total Liabilities and Equity	$244,718	$235,194

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$9,945	$6,321	$6,667
Depreciation and impairment of Equipment on operating leases, net	6,076	7,178	7,332
Depreciation, amortization and impairment charges on Property, net	5,975	5,637	6,786
Foreign currency remeasurement and transaction (gains) losses	(17)	203	(85)
Undistributed earnings of nonconsolidated affiliates, net	(517)	524	585
Pension contributions and OPEB payments	(838)	(851)	(985)
Pension and OPEB income, net	(1,605)	(765)	(484)
Provision (benefit) for deferred taxes	2,214	925	(133)
Change in other operating assets and liabilities (Note 24)	(3,366)	(399)	(3,789)
Other operating activities	(2,679)	(2,103)	(873)
Net cash provided by operating activities	15,188	16,670	15,021
Cash flows from investing activities
Expenditures for property	(7,509)	(5,300)	(7,592)
Available-for-sale marketable securities, acquisitions	(8,962)	(16,204)	(4,075)
Available-for-sale marketable securities, liquidations	9,347	11,941	6,265
Purchases of finance receivables, net	(33,009)	(30,090)	(24,538)
Principal collections and recoveries on finance receivables	24,622	19,726	22,005
Purchases of leased vehicles, net	(14,602)	(15,233)	(16,404)
Proceeds from termination of leased vehicles	14,393	13,399	13,302
Other investing activities	(635)	(65)	138
Net cash used in investing activities	(16,355)	(21,826)	(10,899)
Cash flows from financing activities
Net increase (decrease) in short-term debt	2,912	277	(312)
Proceeds from issuance of debt (original maturities greater than three months)	45,300	78,527	36,937
Payments on debt (original maturities greater than three months)	(47,806)	(72,663)	(39,156)
Proceeds from issuance of subsidiary preferred and common stock (Note 20)	1,736	492	457
Dividends paid	(186)	(669)	(2,350)
Other financing activities	(212)	(412)	(253)
Net cash provided by (used in) financing activities	1,744	5,552	(4,677)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(152)	(222)	2
Net increase (decrease) in cash, cash equivalents and restricted cash	425	174	(553)
Cash, cash equivalents and restricted cash at beginning of period	23,117	22,943	23,496
Cash, cash equivalents and restricted cash at end of period	$23,542	$23,117	$22,943

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$4,305	$2,300	$2,837

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Stockholders’				Noncontrolling Interests	Total Equity
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2019	$14	$25,563	$22,322	$(9,039)	$3,917	$42,777
Net income	—	—	6,732	—	(65)	6,667
Other comprehensive loss	—	—	—	(2,117)	(11)	(2,128)
Issuance of subsidiary preferred stock (Note 20)	—	—	—	—	457	457
Stock based compensation	—	409	(34)	—	—	375
Cash dividends paid on common stock	—	—	(2,165)	—	—	(2,165)
Dividends to noncontrolling interests	—	—	—	—	(166)	(166)
Other	—	102	5	—	33	140
Balance at December 31, 2019	14	26,074	26,860	(11,156)	4,165	45,957
Adoption of accounting standards	—	—	(660)	—	—	(660)
Net income	—	—	6,427	—	(106)	6,321
Other comprehensive loss	—	—	—	(2,332)	14	(2,318)
Purchase of common stock	—	(57)	(33)	—	—	(90)
Issuance of subsidiary preferred stock (Note 20)	—	—	—	—	544	544
Stock based compensation	—	525	(10)	—	—	515
Cash dividends paid on common stock	—	—	(545)	—	—	(545)
Dividends to noncontrolling interests	—	—	—	—	(46)	(46)
Other	—	—	(77)	—	76	(1)
Balance at December 31, 2020	14	26,542	31,962	(13,488)	4,647	49,677
Net income	—	—	10,019	—	(74)	9,945
Other comprehensive income	—	—	—	4,219	(13)	4,206
Issuance of subsidiary preferred stock (Note 20)	—	—	—	—	1,736	1,736
Stock based compensation	—	526	(3)	—	—	523
Dividends to noncontrolling interests	—	—	—	—	(186)	(186)
Other	1	(7)	(41)	—	(39)	(86)
Balance at December 31, 2021	$15	$27,061	$41,937	$(9,269)	$6,071	$65,815

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation
General Motors Company was incorporated as a Delaware corporation in 2009. We design, build and sell trucks, crossovers, cars and automobile parts, provide software-enabled services worldwide and are investing in and growing an AV business. We also provide automotive financing services through GM Financial. We analyze the results of our operations through the following segments: GMNA, GMI, Cruise and GM Financial. Cruise is our global segment responsible for the development and commercialization of AV technology. Nonsegment operations are classified as Corporate. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain nonsegment-specific revenues and expenses. The consolidated financial statements are prepared in conformity with U.S. GAAP. Except for per share amounts or as otherwise specified, amounts presented within tables are stated in millions.

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

Note 2. Significant Accounting Policies
The accounting policies that follow are utilized by our automotive, automotive financing and Cruise operations, unless otherwise indicated. We adopted Accounting Standards Update (ASU) 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13) on January 1, 2020 on a modified retrospective basis. As such, the comparative information in prior periods was not restated and continues to be reported under the accounting standards in effect for those periods. The accounting policies for Marketable Debt Securities, Accounts and Notes Receivable and GM Financial Receivables that were affected by the adoption of ASU 2016-13 became effective on January 1, 2020.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Typically, transfers to daily rental companies are accounted for as sales, with revenue recognized at the time of transfer. We defer revenue for remarketing obligations, record a residual value guarantee and reflect a liability for amounts expected to be paid once the remarketing services are complete at the time of certain transfers and recognize deferred revenue in earnings upon completion of the remarketing service.

Used Vehicles Proceeds from the auction of vehicles utilized by our employees are recognized in Automotive net sales and revenue upon transfer of control of the vehicle to the customer and the related vehicle carrying value is recognized in Automotive and other cost of sales.

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

Advertising and Promotion Expenditures Advertising and promotion expenditures, which are expensed as incurred in Automotive and other selling, general and administrative expense, were $3.3 billion, $2.7 billion and $3.7 billion in the years ended December 31, 2021, 2020 and 2019.

Research and Development Expenditures Research and development expenditures, which are expensed as incurred in Automotive and other cost of sales, were $7.9 billion, $6.2 billion and $6.8 billion in the years ended December 31, 2021, 2020 and 2019. We enter into cost sharing arrangements with third parties or nonconsolidated affiliates for product-related research, engineering, design and development activities. Cost sharing payments and fees related to these arrangements are presented in Automotive and other cost of sales.

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

We determine realized gains and losses for all debt securities using the specific identification method and measure the fair value of our marketable debt securities using a market approach where identical or comparable prices are available and an income approach in other cases. If quoted market prices are not available, fair values of securities are determined using prices from a pricing service, pricing models, quoted prices of securities with similar characteristics or discounted cash flow models. These prices represent non-binding quotes. Our pricing service utilizes industry-standard pricing models that consider various inputs. We typically review our pricing service quarterly and believe the prices received from our pricing service are a reliable representation of exit prices.

Accounts and Notes Receivable Accounts and notes receivable primarily consists of amounts that are due and payable from our customers for the sale of vehicles, parts, and accessories. We evaluate the collectability of receivables each reporting period and record an allowance for doubtful accounts to present the net amount expected to be collected on our receivables. Additions to the allowance are charged to bad debt expense reported in Automotive and other selling, general and administrative expense and were insignificant in the years ended December 31, 2021, 2020 and 2019.
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

Equipment on Operating Leases Equipment on operating leases, net primarily consists of vehicle leases to retail customers with lease terms of two to five years. We are exposed to changes in the residual values of these assets. The residual values represent estimates of the values of the leased vehicles at the end of the lease agreements and are determined based on

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
forecasted auction proceeds when there is a reliable basis to make such a determination. Realization of the residual values is dependent on the future ability to market the vehicles under prevailing market conditions. The estimate of the residual value is evaluated over the life of the arrangement and adjustments may be made to the extent the expected value of the vehicle changes. Adjustments may be in the form of revisions to the depreciation rate or recognition of an impairment charge. A lease vehicle asset group is determined to be impaired if an impairment indicator exists and the expected future cash flows, which include estimated residual values, are lower than the carrying amount of the vehicle asset group. If the carrying amount is considered impaired an impairment charge is recorded for the amount by which the carrying amount exceeds fair value of the vehicle asset group. Fair value is determined primarily using the anticipated cash flows, including estimated residual values. In our automotive finance operations when a leased vehicle is returned or repossessed the asset is recorded in Other assets at the lower of amortized cost or net realizable value. Upon disposition a gain or loss is recorded in GM Financial interest, operating and other expenses for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset.

Equity Investments When events and circumstances warrant, equity investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other-than-temporary. Impairment charges related to equity method investments are recorded in Equity income. Equity investments that are not accounted for under the equity method of accounting are measured at fair value or in certain cases adjusted to fair value upon an observable price change, with changes in fair value recorded in Interest income and other non-operating income, net.

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

The discount rate assumption is established for each of the retirement-related benefit plans at their respective measurement dates. In the U.S., we use a cash flow matching approach that uses projected cash flows matched to spot rates along a high-quality corporate bond yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. We apply individual annual yield curve rates to determine the service cost and interest cost for our pension and OPEB plans to more specifically link the cash flows related to service cost and interest cost to bonds maturing in their year of payment.

The benefit obligation for pension plans in Canada, the U.K. and Germany represents 93% of the non-U.S. pension benefit obligation at December 31, 2021. The discount rates for plans in Canada, the U.K. and Germany are determined using a cash flow matching approach like the U.S.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

The estimated costs related to recall campaigns are accrued when probable and estimable. In GMNA, we estimate the costs related to recall campaigns by applying a paid loss approach that considers the number of historical recall campaigns and the estimated cost for each recall campaign. The estimated costs associated with recall campaigns in other geographical regions are determined using the estimated costs of repairs and the estimated number of vehicles to be repaired. Costs associated with recall campaigns are charged to Automotive and other cost of sales. Revisions are made when necessary based on changes in these factors.

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

We record uncertain tax positions on the basis of a two-step process whereby we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and for those tax positions that meet the more likely than not criteria, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in Income tax expense.

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

Gains and losses arising from foreign currency transactions and the effects of remeasurements discussed in the preceding paragraph are recorded in Automotive and other cost of sales and GM Financial interest, operating and other expenses unless related to Automotive debt, which are recorded in Interest income and other non-operating income, net. Foreign currency transaction and remeasurement gains were $17 million, losses of $203 million and gains of $85 million in the years ended December 31, 2021, 2020 and 2019.

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

We estimate the fair value of the Stellantis warrants using a Black-Scholes formula. The significant inputs to the model include the Stellantis stock price and the estimated dividend yield. We are entitled to receive any dividends declared by Stellantis through the conversion date upon exercise of the warrants. Gains or losses as a result of the change in the fair value of the Stellantis warrants are recorded in Interest income and other non-operating income, net.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 3. Revenue
The following table disaggregates our revenue by major source for revenue generating segments:

	Year Ended December 31, 2021
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$97,515	$10,956	$14	$108,485	$—	$—	$—	$108,485
Used vehicles	545	49	—	594	—	—	—	594
Services and other	3,248	1,167	90	4,505	106	—	(100)	4,511
Automotive net sales and revenue	101,308	12,172	104	113,584	106	—	(100)	113,590
Leased vehicle income	—	—	—	—	—	9,026	—	9,026
Finance charge income	—	—	—	—	—	4,103	—	4,103
Other income	—	—	—	—	—	290	(5)	285
GM Financial net sales and revenue	—	—	—	—	—	13,419	(5)	13,414
Net sales and revenue	$101,308	$12,172	$104	$113,584	$106	$13,419	$(105)	$127,004

	Year Ended December 31, 2020
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$92,749	$10,593	$1	$103,343	$—	$—	$—	$103,343
Used vehicles	875	115	20	1,010	—	—	—	1,010
Services and other	3,109	878	329	4,316	103	—	(99)	4,320
Automotive net sales and revenue	96,733	11,586	350	108,669	103	—	(99)	108,673
Leased vehicle income	—	—	—	—	—	9,530	—	9,530
Finance charge income	—	—	—	—	—	3,996	(1)	3,995
Other income	—	—	—	—	—	305	(18)	287
GM Financial net sales and revenue	—	—	—	—	—	13,831	(19)	13,812
Net sales and revenue	$96,733	$11,586	$350	$108,669	$103	$13,831	$(118)	$122,485

	Year Ended December 31, 2019
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$101,346	$14,931	$—	$116,277	$—	$—	$—	$116,277
Used vehicles	1,896	123	—	2,019	—	—	—	2,019
Services and other	3,124	1,057	220	4,401	100	—	(100)	4,401
Automotive net sales and revenue	106,366	16,111	220	122,697	100	—	(100)	122,697
Leased vehicle income	—	—	—	—	—	10,032	—	10,032
Finance charge income	—	—	—	—	—	4,071	(7)	4,064
Other income	—	—	—	—	—	451	(7)	444
GM Financial net sales and revenue	—	—	—	—	—	14,554	(14)	14,540
Net sales and revenue	$106,366	$16,111	$220	$122,697	$100	$14,554	$(114)	$137,237

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales were insignificant during the years ended December 31, 2021, 2020 and 2019.

Contract liabilities in our Automotive segments primarily consist of maintenance, extended warranty and other service contracts of $2.5 billion and $2.4 billion at December 31, 2021 and 2020, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $1.2 billion and $1.1 billion related to contract liabilities during the years ended December 31, 2021 and 2020. We expect to recognize revenue of $1.2 billion, $498 million and $868 million in the years ending December 31, 2022, 2023 and thereafter related to contract liabilities at December 31, 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 4. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	December 31, 2021	December 31, 2020
Cash and cash equivalents
Cash and time deposits		$7,881	$8,010
Available-for-sale debt securities
U.S. government and agencies	2	722	1,370
Corporate debt	2	5,321	3,476
Sovereign debt	2	2,105	2,051
Total available-for-sale debt securities – cash equivalents		8,148	6,897
Money market funds	1	4,038	5,085
Total cash and cash equivalents(a)		$20,067	$19,992
Marketable debt securities
U.S. government and agencies	2	$2,071	$1,771
Corporate debt	2	3,396	3,630
Mortgage and asset-backed	2	575	632
Sovereign debt	2	2,567	3,013
Total available-for-sale debt securities – marketable securities(b)		$8,609	$9,046
Restricted cash
Cash and cash equivalents		$466	$269
Money market funds	1	3,009	2,856
Total restricted cash		$3,475	$3,125

Available-for-sale debt securities included above with contractual maturities(c)
Due in one year or less		$12,003
Due between one and five years		4,130
Total available-for-sale debt securities with contractual maturities		$16,133
__________
(a)    Includes $1.6 billion and $761 million in Cruise at December 31, 2021 and 2020.
(b)    Includes $1.5 billion and $943 million in Cruise at December 31, 2021 and 2020.
(c)    Excludes mortgage and asset-backed securities of $575 million at December 31, 2021 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $1.9 billion in the years ended December 31, 2021 and 2020 and $4.5 billion in the year ended December 31, 2019. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the years ended December 31, 2021, 2020 and 2019. Cumulative unrealized gains and losses on available-for-sale debt securities were insignificant at December 31, 2021 and 2020.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$20,067	$19,992
Restricted cash included in Other current assets	2,935	2,581
Restricted cash included in Other assets	540	544
Total	$23,542	$23,117

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 5. GM Financial Receivables and Transactions

	December 31, 2021			December 31, 2020
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables	$58,093	$6,609	$64,702	$51,288	$8,682	$59,970
Less: allowance for loan losses	(1,839)	(47)	(1,886)	(1,915)	(63)	(1,978)
GM Financial receivables, net	$56,254	$6,562	$62,816	$49,373	$8,619	$57,992

Fair value of GM Financial receivables utilizing Level 2 inputs			$6,562			$8,619
Fair value of GM Financial receivables utilizing Level 3 inputs			$57,613			$51,645
__________
(a)Net of dealer cash management balances of $1.0 billion and $1.4 billion at December 31, 2021 and 2020. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Years Ended December 31,
	2021	2020	2019
Allowance for loan losses at beginning of period	$1,978	$944	$911
Impact of adoption ASU 2016-13	—	801	—
Provision for loan losses	248	881	726
Charge-offs	(897)	(1,169)	(1,246)
Recoveries	574	542	551
Effect of foreign currency	(17)	(21)	2
Allowance for loan losses at end of period	$1,886	$1,978	$944

The decrease in the allowance for loan losses as of December 31, 2021 compared to December 31, 2020 was primarily due to a reduction in the reserve levels established at the onset of the COVID-19 pandemic. This reduction was a result of actual credit performance that was better than forecasted and favorable expectations for future charge-offs and recoveries, reflecting improved economic conditions. These decreases in the reserve levels were partially offset by reserves established for loans originated during the year ended December 31, 2021.

Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at December 31, 2021 and 2020:

	Year of Origination						December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
Prime – FICO score 680 and greater	$19,729	$12,408	$4,078	$2,298	$763	$143	$39,419	67.9%
Near-prime – FICO score 620 to 679	3,856	2,388	1,229	648	274	84	8,479	14.6%
Sub-prime – FICO score less than 620	4,053	2,528	1,777	972	570	295	10,195	17.5%
Retail finance receivables, net of fees	$27,638	$17,324	$7,084	$3,918	$1,607	$522	$58,093	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
Prime – FICO score 680 and greater	$18,685	$7,033	$4,491	$1,917	$555	$119	$32,800	64.0%
Near-prime – FICO score 620 to 679	3,695	2,097	1,232	603	225	83	7,935	15.4%
Sub-prime – FICO score less than 620	3,803	2,920	1,740	1,173	610	307	10,553	20.6%
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%

GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $602 million and $714 million at December 31, 2021 and 2020. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at December 31, 2021 and 2020:

	Year of Origination						December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
0-to-30 days	$27,270	$16,945	$6,772	$3,721	$1,478	$440	$56,626	97.5%
31-to-60 days	273	276	230	147	97	60	1,083	1.8%
Greater-than-60 days	83	93	76	46	30	21	349	0.6%
Finance receivables more than 30 days delinquent	356	369	306	193	127	81	1,432	2.4%
In repossession	12	10	6	4	2	1	35	0.1%
Finance receivables more than 30 days delinquent or in repossession	368	379	312	197	129	82	1,467	2.5%
Retail finance receivables, net of fees	$27,638	$17,324	$7,084	$3,918	$1,607	$522	$58,093	100.0%

	Year of Origination						December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total	Percent
0-to-30 days	$25,894	$11,591	$7,131	$3,454	$1,249	$421	$49,740	97.0%
31-to-60 days	210	325	235	170	102	61	1,103	2.1%
Greater-than-60 days	72	123	90	64	37	26	412	0.8%
Finance receivables more than 30 days delinquent	282	448	325	234	139	87	1,515	2.9%
In repossession	7	11	7	5	2	1	33	0.1%
Finance receivables more than 30 days delinquent or in repossession	289	459	332	239	141	88	1,548	3.0%
Retail finance receivables, net of fees	$26,183	$12,050	$7,463	$3,693	$1,390	$509	$51,288	100.0%

The outstanding amortized cost of retail finance receivables that are considered TDRs was $1.9 billion and $2.2 billion, including $219 million and $301 million in nonaccrual loans at December 31, 2021 and 2020.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Commercial Finance Receivables GM Financial's commercial finance receivables consist of dealer financings, primarily for dealer inventory purchases. Proprietary models are used to assign a risk rating to each dealer. GM Financial performs periodic credit reviews of each dealership and adjusts the dealership's risk rating, if necessary. There were no commercial finance receivables on nonaccrual status at December 31, 2021 and an insignificant amount at December 31, 2020.

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at December 31, 2021 and 2020:

	Year of Origination(a)							December 31, 2021
	Revolving	2021	2020	2019	2018	2017	Prior	Total	Percent
I	$5,210	$420	$396	$120	$50	$50	$10	$6,256	94.7%
II	207	3	16	12	—	3	—	241	3.6%
III	81	8	15	2	—	2	4	112	1.7%
IV	—	—	—	—	—	—	—	—	—%
Commercial finance receivables, net of fees	$5,498	$431	$427	$134	$50	$55	$14	$6,609	100.0%
_________
(a)Floorplan advances comprise 94% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2020
	Revolving	2020	2019	2018	2017	2016	Prior	Total	Percent
I	$6,968	$510	$159	$63	$95	$43	$19	$7,857	90.5%
II	491	2	18	2	3	18	34	568	6.5%
III	203	—	8	29	2	11	—	253	2.9%
IV	—	—	—	—	—	—	4	4	0.1%
Commercial finance receivables, net of fees	$7,662	$512	$185	$94	$100	$72	$57	$8,682	100.0%
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

	December 31, 2021	December 31, 2020
Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$163	$398
Subvention receivable(b)	$282	$642
Commercial loan funding payable	$26	$23

	Years Ended December 31,
	2021	2020	2019
Consolidated Statements of Income
Interest subvention earned on finance receivables	$820	$679	$588
Leased vehicle subvention earned	$2,702	$3,042	$3,273
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive segments made cash payments to GM Financial for subvention of $3.3 billion, $3.9 billion and $4.1 billion in the years ended December 31, 2021, 2020 and 2019.

GM Financial's Board of Directors declared and paid dividends of $3.5 billion, $800 million and $400 million on its common stock in the years ended December 31, 2021, 2020 and 2019.

Note 6. Inventories

	December 31, 2021	December 31, 2020
Total productive material, supplies and work in process	$8,240	$5,117
Finished product, including service parts	4,748	5,118
Total inventories	$12,988	$10,235

Note 7. Operating Leases
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

Rent expense under operating leases was $294 million, $317 million and $354 million in the years ended December 31, 2021, 2020 and 2019. Variable lease costs were insignificant in the years ended December 31, 2021, 2020 and 2019. At December 31, 2021 and 2020, operating lease right of use assets in Other assets were $1.1 billion and $1.0 billion, operating lease liabilities in Accrued liabilities were $204 million and $209 million and non-current operating lease liabilities in Other liabilities were $1.0 billion and $969 million. Operating lease right of use assets obtained in exchange for lease obligations were $328 million and $222 million in the years ended December 31, 2021 and 2020. Our undiscounted future lease obligations related to operating leases having initial terms in excess of one year are $243 million, $226 million, $198 million, $163 million, $135 million and $409 million for the years 2022, 2023, 2024, 2025, 2026 and thereafter, with imputed interest of $159 million as of December 31, 2021. The weighted average discount rate was 3.5% and 4.0% and the weighted-average remaining lease term was 7.1 years and 7.4 years at December 31, 2021 and 2020. Payments for operating leases included in Net cash provided by (used in) operating activities were $301 million, $309 million and $337 million in the years ended December 31, 2021, 2020 and 2019. Lease agreements that have not yet commenced were $215 million at December 31, 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Equipment on Operating Leases

Equipment on operating leases primarily consists of leases to retail customers of GM Financial.

	December 31, 2021	December 31, 2020
Equipment on operating leases	$47,423	$50,000
Less: accumulated depreciation	(9,494)	(10,181)
Equipment on operating leases, net	$37,929	$39,819

At December 31, 2021, the estimated residual value of our leased assets at the end of the lease term was $29.1 billion.

Depreciation expense related to Equipment on operating leases, net was $6.1 billion, $7.2 billion and $7.3 billion in the years ended December 31, 2021, 2020 and 2019.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Years Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Lease receipts under operating leases	$5,551	$3,415	$1,147	$103	$—	$—	$10,216

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

	Years Ended December 31,
	2021	2020	2019
Automotive China equity income	$1,098	$512	$1,132
Other joint ventures equity income	203	162	136
Total Equity income	$1,301	$674	$1,268

Investments in Nonconsolidated Affiliates

	December 31, 2021	December 31, 2020
Automotive China carrying amount	$7,156	$6,599
Other investments carrying amount	2,521	1,807
Total equity in net assets of nonconsolidated affiliates	$9,677	$8,406

The carrying amount of our investments in certain joint ventures exceeded our share of the underlying net assets by $4.3 billion and $4.2 billion at December 31, 2021 and 2020 primarily due to goodwill from the application of fresh-start reporting and the purchase of additional interests in nonconsolidated affiliates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes our direct ownership interests in our China JVs:

	December 31, 2021	December 31, 2020
Automotive China JVs
SAIC General Motors Corp., Ltd. (SGM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%	50%
SAIC General Motors Sales Co., Ltd. (SGMS)	49%	49%
SAIC GM Wuling Automobile Co., Ltd. (SGMW)	44%	44%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
SAIC GM (Shenyang) Norsom Motors Co., Ltd. (SGM Norsom)	25%	25%
SAIC GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
SAIC GM Dong Yue Powertrain Co., Ltd. (SGM DYPT)	25%	25%
Other joint ventures
SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC)	35%	35%
SAIC-GMF Leasing Co., Ltd.	35%	35%

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

Summarized Financial Data of Nonconsolidated Affiliates

	December 31, 2021			December 31, 2020
	Automotive China JVs	Others	Total	Automotive China JVs	Others	Total
Summarized Balance Sheet Data
Current assets	$18,176	$18,166	$36,342	$17,604	$16,844	$34,448
Non-current assets	13,948	10,042	23,990	14,875	8,634	23,509
Total assets	$32,124	$28,208	$60,332	$32,479	$25,478	$57,957

Current liabilities	$24,320	$17,141	$41,461	$25,633	$14,808	$40,441
Non-current liabilities	1,223	5,607	6,830	1,163	6,654	7,817
Total liabilities	$25,543	$22,748	$48,291	$26,796	$21,462	$48,258

Noncontrolling interests	$867	$—	$867	$824	$1	$825

	Years Ended December 31,
	2021	2020	2019
Summarized Operating Data
Automotive China JVs' net sales	$42,776	$38,736	$39,123
Others' net sales	2,017	1,850	1,815
Total net sales	$44,793	$40,586	$40,938

Automotive China JVs' net income	$2,109	$1,239	$2,258
Others' net income	587	436	477
Total net income	$2,696	$1,675	$2,735

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

	Years Ended December 31,
	2021	2020	2019
Automotive sales and revenue	$227	$235	$199
Automotive purchases, net	$1,551	$165	$1,065
Dividends received	$783	$1,198	$1,852
Operating cash flows	$(616)	$1,473	$913

	December 31, 2021	December 31, 2020
Accounts and notes receivable, net	$1,004	$954
Accounts payable	$555	$494
Undistributed earnings	$2,111	$1,594

Note 9. Property

	Estimated Useful Lives in Years	December 31, 2021	December 31, 2020
Land		$1,301	$1,339
Buildings and improvements	5-40	10,542	9,671
Machinery and equipment	3-27	31,444	30,013
Special tools	1-13	23,719	20,851
Construction in progress		5,395	3,581
Total property		72,401	65,455
Less: accumulated depreciation		(31,286)	(27,823)
Total property, net		$41,115	$37,632

The amount of capitalized software included in Property, net was $1.4 billion and $1.3 billion at December 31, 2021 and 2020. The amount of interest capitalized and excluded from Automotive interest expense related to Property, net was insignificant in the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021	2020	2019
Depreciation and amortization expense	$5,829	$5,354	$6,541
Impairment charges	$—	$86	$7
Capitalized software amortization expense(a)	$515	$457	$452
__________
(a)    Included in depreciation and amortization expense.

Note 10. Goodwill and Intangible Assets
Goodwill of $1.9 billion consisted of $1.3 billion in GM Financial and $574 million and $567 million in Cruise at December 31, 2021 and 2020.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$764	$555	$209	$762	$542	$220
Brands	4,296	1,550	2,746	4,300	1,444	2,856
Dealer network, customer relationships and other	966	748	218	981	737	244
Total intangible assets	$6,026	$2,853	$3,173	$6,043	$2,723	$3,320

Our amortization expense related to intangible assets was $141 million, $144 million and $202 million in the years ended December 31, 2021, 2020 and 2019.

Amortization expense related to intangible assets is estimated to be approximately $165 million in each of the next five years.

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

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	December 31, 2021	December 31, 2020
Restricted cash – current	$2,291	$2,190
Restricted cash – non-current	$449	$449
GM Financial receivables, net of fees – current	$15,344	$17,211
GM Financial receivables, net of fees – non-current	$16,518	$15,107
GM Financial equipment on operating leases, net	$16,143	$16,322
GM Financial short-term debt and current portion of long-term debt	$19,876	$20,450
GM Financial long-term debt	$19,401	$18,974

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs principally include automotive related operating entities to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support and other off-balance sheet arrangements. The carrying amounts of assets were $846 million and liabilities were insignificant related to our

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
nonconsolidated VIEs at December 31, 2021. The carrying amounts of assets and liabilities related to our nonconsolidated VIEs were insignificant at December 31, 2020. Our maximum exposure to loss as a result of our involvement with these VIEs was $2.1 billion and $1.2 billion, inclusive of $1.2 billion and $776 million in committed capital contributions to Ultium Cells LLC at December 31, 2021 and 2020. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

Note 12. Accrued and Other Liabilities

	December 31, 2021	December 31, 2020
Accrued liabilities
Dealer and customer allowances, claims and discounts	$3,211	$7,300
Deferred revenue	2,461	3,132
Product warranty and related liabilities	3,769	3,048
Payrolls and employee benefits excluding postemployment benefits	2,937	1,864
Other	7,919	7,725
Total accrued liabilities	$20,297	$23,069

Other liabilities
Deferred revenue	$3,010	$2,715
Product warranty and related liabilities	6,005	5,193
Operating lease liabilities	1,012	969
Employee benefits excluding postemployment benefits	622	822
Postemployment benefits including facility idling reserves	775	739
Other	3,661	3,009
Total other liabilities	$15,085	$13,447

	Years Ended December 31,
	2021	2020	2019
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$8,242	$7,798	$7,590
Warranties issued and assumed in period – recall campaigns	2,820	1,628	745
Warranties issued and assumed in period – product warranty	1,665	1,773	2,001
Payments	(3,249)	(2,986)	(3,012)
Adjustments to pre-existing warranties	315	41	455
Effect of foreign currency and other	(19)	(12)	19
Warranty balance at end of period	9,774	8,242	7,798
Less: Supplier recoveries balance at end of period(a)	2,039	224	241
Warranty balance, net of supplier recoveries at end of period	$7,735	$8,018	$7,557
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2021	2020	2019
Product warranty expense, net of recoveries
Warranties issued and assumed in period	$4,485	$3,401	$2,746
Supplier recoveries accrued in period	(2,175)	(322)	(433)
Adjustments and other	296	29	474
Warranty expense, net of supplier recoveries	$2,606	$3,108	$2,787

In the year ended December 31, 2021, we recorded warranty recall campaign accruals of $2.8 billion, of which $2.0 billion related to the Chevrolet Bolt recall. In addition, we reached an agreement with LG Electronics, Inc. (LG) under which LG will reimburse GM for costs and expenses associated with the recall, which substantially offsets the warranty charges we recognized in connection with the recall. Refer to Note 16 to our consolidated financial statements for more details on the Chevrolet Bolt recall and associated supplier recovery. We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at December 31, 2021.

Note 13. Debt

Automotive The following table presents debt in our automotive operations:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$192	$212	$303	$332
Unsecured debt(a)	16,277	19,995	16,929	20,988
Finance lease liabilities	349	362	237	256
Total automotive debt(b)	$16,818	$20,569	$17,469	$21,576

Fair value utilizing Level 1 inputs		$19,085		$19,826
Fair value utilizing Level 2 inputs		$1,484		$1,750

Available under credit facility agreements(c)		$15,208		$18,222
Weighted-average interest rate on outstanding short-term debt(d)		9.8%		3.8%
Weighted-average interest rate on outstanding long-term debt(d)		5.8%		5.6%
__________
(a)Primarily consists of senior notes.
(b)Includes net discount and debt issuance costs of $512 million and $540 million at December 31, 2021 and 2020.
(c)Excludes our 364-day, $2.0 billion facility designated for exclusive use by GM Financial.
(d)Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

In April 2021, we increased the total borrowing capacity of our five-year, $10.5 billion facility to $11.2 billion and extended the termination date for a $9.9 billion portion of the five-year facility by three years, now set to mature on April 18, 2026. The termination date of April 18, 2023 for the remaining portion of the five-year facility remains unchanged. We also renewed and increased the total borrowing capacity of our three-year, $4.0 billion facility to $4.3 billion, which now matures on April 7, 2024, and renewed our 364-day, $2.0 billion facility allocated for exclusive use by GM Financial, which now matures on April 6, 2022. We also terminated a separate 364-day, $2.0 billion revolving credit facility, entered into in May 2020. Additionally, the prior restrictions on share repurchases and dividends on our common shares were removed upon entrance into the renewed three-year, $4.3 billion facility.

In September 2021, we repaid $450 million of our floating rate senior unsecured debt upon maturity. In December 2021, we terminated our three-year, $2.0 billion transformation facility that was scheduled to mature in January 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
GM Financial The following table presents debt of GM Financial:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$39,338	$39,401	$39,982	$40,380
Unsecured debt	53,223	54,357	52,443	54,568
Total GM Financial debt	$92,561	$93,758	$92,425	$94,948

Fair value utilizing Level 2 inputs		$92,250		$92,922
Fair value utilizing Level 3 inputs		$1,508		$2,026

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 11 for additional information on GM Financial's involvement with VIEs. GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain secured credit facilities. The weighted-average interest rate on secured debt was 1.27% at December 31, 2021. The revolving credit facilities have maturity dates ranging from 2022 to 2027 and securitization notes payable have maturity dates ranging from 2022 to 2034. At the end of the revolving period, if not renewed, the debt of revolving credit facilities will amortize over a defined period. In the year ended December 31, 2021, GM Financial renewed revolving credit facilities with total borrowing capacity of $25.8 billion and issued $23.3 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 0.79% and maturity dates ranging from 2022 to 2034.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. Senior notes outstanding at December 31, 2021 have maturity dates ranging from 2022 to 2031 and have a weighted-average interest rate of 2.77%. In the year ended December 31, 2021, GM Financial issued $12.2 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 1.62% and maturity dates ranging from 2024 to 2031.

In September 2021, GM Financial redeemed $1.5 billion in aggregate principal amount of 5.2% senior notes due in 2023. The redemption resulted in a $105 million loss on the early extinguishment of debt. The loss is included in GM Financial interest, operating and other expenses.

In January 2022, GM Financial issued $2.6 billion in senior notes with a weighted average interest rate of 2.57% and maturity dates ranging from 2027 to 2032.

Unsecured credit facilities and other unsecured debt have original maturities of up to four years. The weighted-average interest rate on these credit facilities and other unsecured debt was 2.69% at December 31, 2021.

	Years Ended December 31,
	2021	2020	2019
Automotive interest expense	$950	$1,098	$782
Automotive Financing - GM Financial interest expense	2,546	3,023	3,641
Total interest expense	$3,496	$4,121	$4,423

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes contractual maturities including finance leases at December 31, 2021:

	Automotive	Automotive Financing	Total
2022	$463	$33,333	$33,796
2023	2,814	20,277	23,091
2024	84	13,317	13,401
2025	2,570	8,658	11,228
2026	57	6,081	6,138
Thereafter	11,342	10,871	22,213
	$17,330	$92,537	$109,867

Compliance with Debt Covenants Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of GM Financial’s secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. GM Financial’s unsecured debt obligations contain covenants including limitations on GM Financial's ability to incur certain liens. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability or GM Financial's ability to obtain additional borrowings. No technical defaults or covenant violations existed at December 31, 2021.

Note 14. Derivative Financial Instruments
Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	December 31, 2021	December 31, 2020
Derivatives not designated as hedges(a)
Foreign currency	2	$4,228	$2,195
Commodity	2	1,549	341
Stellantis warrants, formerly known as PSA warrants(b)	2	45	49
Total derivative financial instruments		$5,822	$2,585
__________
(a)The fair value of these derivative instruments at December 31, 2021 and 2020 and the gains/losses included in our consolidated income statements for the years ended December 31, 2021, 2020 and 2019 were insignificant, unless otherwise noted.
(b)As a result of the merger of Peugeot, S.A. (PSA Group) and Fiat Chrysler Automobiles N.V. on January 16, 2021, our 39.7 million warrants in Stellantis will convert into 69.2 million common shares of Stellantis upon exercise, subject to the original contractual lockup period of five years. These warrants will continue to be governed by the same terms and conditions that were applicable prior to the merger. The fair value of these warrants, located in Other assets, was $1.4 billion and $1.1 billion at December 31, 2021 and 2020. We recorded gains in Interest income and other non-operating income, net of $316 million, $139 million and $154 million for the years ended December 31, 2021, 2020 and 2019.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
GM Financial The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	December 31, 2021			December 31, 2020
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps	2	$15,058	$74	$88	$10,064	$463	$13
Foreign currency swaps	2	682	—	59	1,958	128	9
Cash flow hedges
Interest rate swaps	2	611	12	4	921	—	27
Foreign currency swaps	2	7,419	85	201	5,626	278	47
Derivatives not designated as hedges(a)
Interest rate contracts	2	110,053	846	339	110,997	954	576
Foreign currency contracts	2	148	—	—	—	—	—
Total derivative financial instruments(b)		$133,971	$1,017	$691	$129,566	$1,823	$672
__________
(a)The gains/losses included in our consolidated income statements and statements of comprehensive income for the years ended December 31, 2021, 2020 and 2019 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)GM Financial held $376 million and $728 million of collateral from counterparties available for netting against GM Financial's asset positions, and posted an insignificant amount of collateral to counterparties available for netting against GM Financial's liability positions at December 31, 2021 and 2020.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	December 31, 2021		December 31, 2020
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$1,338	$(1)	$4,858	$(69)
Long-term unsecured debt	23,626	(225)	18,457	(670)
GM Financial unsecured debt	$24,964	$(226)	$23,315	$(739)
__________
(a)Includes $246 million and $200 million of unamortized gains remaining on hedged items for which hedge accounting has been discontinued at December 31, 2021 and 2020.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The funding policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable laws and regulations or to directly pay benefit payments where appropriate. In the year ended December 31, 2021 all legal funding requirements were met. The following table summarizes contributions made to the defined benefit pension plans:

	Years Ended December 31,
	2021	2020	2019
U.S. hourly and salaried	$67	$68	$83
Non-U.S.	371	396	532
Total	$438	$464	$615

We expect to contribute approximately $70 million to our U.S. non-qualified plans and approximately $500 million to our non-U.S. pension plans in 2022.

Based on our current assumptions, over the next five years we expect no significant mandatory contributions to our U.S. qualified pension plans and mandatory contributions totaling $290 million to our U.K. and Canada pension plans.

Other Postretirement Benefit Plans Certain hourly and salaried defined benefit plans provide postretirement medical, dental, legal service and life insurance to eligible U.S. and Canadian retirees and their eligible dependents. Certain other non-U.S. subsidiaries have postretirement benefit plans, although most non-U.S. employees are covered by government sponsored or administered programs. We made contributions to the U.S. OPEB plans of $351 million, $343 million and $326 million in the years ended December 31, 2021, 2020 and 2019. Plan participants' contributions were insignificant in the years ended December 31, 2021, 2020 and 2019.

Defined Contribution Plans We have defined contribution plans for eligible U.S. salaried and hourly employees that provide discretionary matching contributions. Contributions are also made to certain non-U.S. defined contribution plans. We made contributions to our defined contribution plans of $606 million, $573 million and $537 million in the years ended December 31, 2021, 2020 and 2019.

Significant Plan Amendments, Benefit Modifications and Related Events

Other Remeasurements The SOA issued mortality improvement tables in the three months ended December 31, 2021 and December 31, 2020. We reviewed our recent mortality experience and we determined our current mortality assumptions are appropriate to measure our U.S. pension and OPEB plans obligations as of December 31, 2021. In 2020, we incorporated the SOA mortality improvement tables into our December 31, 2020 measurement of U.S. pension and OPEB plans' benefit obligations. The change in these assumptions decreased U.S. pension and OPEB plans’ obligations by $686 million as of December 31, 2020.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Pension and OPEB Obligations and Plan Assets

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Change in benefit obligations
Beginning benefit obligation	$66,468	$20,807	$6,656	$64,684	$21,398	$6,304
Service cost	187	109	18	177	133	19
Interest cost	1,074	236	123	1,716	362	173
Actuarial (gains) losses	(2,564)	(1,015)	(282)	4,757	1,506	551
Benefits paid	(4,414)	(1,151)	(424)	(4,600)	(1,132)	(408)
Foreign currency translation adjustments	—	(509)	4	—	870	(3)
Curtailments, settlements and other	(543)	(163)	29	(266)	(2,330)	20
Ending benefit obligation	60,208	18,314	6,124	66,468	20,807	6,656
Change in plan assets
Beginning fair value of plan assets	61,077	13,846	—	59,239	14,961	—
Actual return on plan assets	3,734	602	—	6,635	1,573	—
Employer contributions	67	371	400	68	396	387
Benefits paid	(4,414)	(1,151)	(424)	(4,600)	(1,132)	(408)
Foreign currency translation adjustments	—	10	—	—	389	—
Settlements and other	(543)	(157)	24	(265)	(2,341)	21
Ending fair value of plan assets	59,921	13,521	—	61,077	13,846	—
Ending funded status	$(287)	$(4,793)	$(6,124)	$(5,391)	$(6,961)	$(6,656)
Amounts recorded in the consolidated balance sheets
Non-current assets	$1,896	$1,440	$—	$—	$980	$—
Current liabilities	(70)	(338)	(381)	(66)	(364)	(379)
Non-current liabilities	(2,113)	(5,895)	(5,743)	(5,325)	(7,577)	(6,277)
Net amount recorded	$(287)	$(4,793)	$(6,124)	$(5,391)	$(6,961)	$(6,656)
Amounts recorded in Accumulated other comprehensive loss
Net actuarial loss	$(13)	$(3,675)	$(1,439)	$(3,256)	$(5,123)	$(1,823)
Net prior service (cost) credit	7	(54)	15	11	(60)	20
Total recorded in Accumulated other comprehensive loss	$(6)	$(3,729)	$(1,424)	$(3,245)	$(5,183)	$(1,803)

In the year ended December 31, 2021, the decrease in benefit plan obligations was primarily due to a decrease in actuarial losses experienced by all plans as a result of an increase in discount rates.

In the year ended December 31, 2020, the increase in benefit plan obligations was primarily due to an increase in actuarial losses experienced by all plans as a result of a decrease in discount rates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes the total accumulated benefit obligations (ABO), the ABO and fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the projected benefit obligation (PBO) and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets:

	December 31, 2021		December 31, 2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
ABO	$60,188	$18,244	$66,448	$20,721
Plans with ABO in excess of plan assets
ABO	$8,396	$6,464	$66,448	$12,042
Fair value of plan assets	$6,233	$300	$61,077	$4,185
Plans with PBO in excess of plan assets
PBO	$8,415	$6,533	$66,468	$12,128
Fair value of plan assets	$6,223	$300	$61,077	$4,186

The following table summarizes the components of net periodic pension and OPEB expense along with the assumptions used to determine benefit obligations:

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.		U.S.	Non-U.S.
Components of expense
Service cost	$260	$121	$18	$251	$145	$19	$393	$132	$17
Interest cost	1,074	236	123	1,716	362	173	2,264	456	220
Expected return on plan assets	(3,178)	(610)	—	(3,267)	(675)	—	(3,483)	(786)	—
Amortization of net actuarial losses	26	212	97	16	171	74	11	122	30
Curtailments, settlements and other	15	7	(6)	17	241	(8)	21	142	(23)
Net periodic pension and OPEB (income) expense	$(1,803)	$(34)	$232	$(1,267)	$244	$258	$(794)	$66	$244
Weighted-average assumptions used to determine benefit obligations(a)
Discount rate	2.78%	2.13%	2.97%	2.37%	1.62%	2.53%	3.20%	2.16%	3.24%
Weighted-average assumptions used to determine net expense(a)
Discount rate	1.86%	2.38%	2.24%	2.84%	2.80%	3.00%	3.92%	3.36%	4.07%
Expected rate of return on plan assets	5.63%	4.67%	N/A	5.88%	4.96%	N/A	6.37%	5.76%	N/A
_________
(a)    The rate of compensation increase and the cash balance interest crediting rates do not have a significant effect on our U.S. pension and OPEB plans.

The non-service cost components of the net periodic pension and OPEB income are presented in Interest income and other non-operating income, net. Refer to Note 19 for additional information.

U.S. pension plan service cost includes administrative expenses and Pension Benefit Guarantee Corporation premiums were insignificant for the years ended December 31, 2021 and 2020 and $214 million for the year ended December 31, 2019. Weighted-average assumptions used to determine net expense are determined at the beginning of the period and updated for remeasurements. Non-U.S. pension plan administrative expenses included in service cost were insignificant in the years ended December 31, 2021, 2020 and 2019.

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

In December 2021, an investment policy study was completed for the U.S. pension plans. As a result of changes to our capital market assumptions, the weighted-average long-term rate of return on assets decreased from 5.6% at December 31, 2020 to 5.4% at December 31, 2021. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

Target Allocation Percentages The following table summarizes the target allocations by asset category for U.S. and non-U.S. defined benefit pension plans:

	December 31, 2021		December 31, 2020
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity	9%	14%	12%	16%
Debt	68%	69%	64%	66%
Other(a)	23%	17%	24%	18%
Total	100%	100%	100%	100%
__________
(a)    Primarily includes private equity, real estate and absolute return strategies which mainly consist of hedge funds.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Assets and Fair Value Measurements The following tables summarize the fair value of U.S. and non-U.S. defined benefit pension plan assets by asset class:

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Pension Plan Assets
Common and preferred stocks	$2,554	$—	$—	$2,554	$7,429	$—	$1	$7,430
Government and agency debt securities(a)	—	14,924	—	14,924	—	13,231	—	13,231
Corporate and other debt securities	—	26,064	—	26,064	—	26,475	—	26,475
Other investments, net(b)(c)	421	21	246	688	(834)	(8)	427	(415)
Net plan assets subject to leveling	$2,975	$41,009	$246	44,230	$6,595	$39,698	$428	46,721
Plan assets measured at net asset value
Investment funds				7,304				7,534
Private equity and debt investments				4,415				3,137
Real estate investments				3,604				3,061
Total plan assets measured at net asset value				15,323				13,732
Other plan assets, net(d)				368				624
Net plan assets				$59,921				$61,077

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Non-U.S. Pension Plan Assets
Common and preferred stocks	$372	$—	$—	$372	$572	$—	$—	$572
Government and agency debt securities(a)	—	3,084	—	3,084	—	3,178	—	3,178
Corporate and other debt securities	—	3,379	2	3,381	—	2,762	—	2,762
Other investments, net(b)(e)	52	(66)	116	102	31	(79)	127	79
Net plan assets subject to leveling	$424	$6,397	$118	6,939	$603	$5,861	$127	6,591
Plan assets measured at net asset value
Investment funds				4,963				5,870
Private equity and debt investments				593				489
Real estate investments				989				917
Total plan assets measured at net asset value				6,545				7,276
Other plan assets (liabilities), net(d)				37				(21)
Net plan assets				$13,521				$13,846
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
(e)Level 2 Other investments, net includes Canadian repurchase agreements.

The activity attributable to U.S. and non-U.S. Level 3 defined benefit pension plan investments was insignificant in the years ended December 31, 2021 and 2020.

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

Benefit Payments Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our Cash and cash equivalents. The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service:

	Pension Benefits		Global OPEB Plans
	U.S. Plans	Non-U.S. Plans
2022	$4,679	$1,086	$381
2023	$4,443	$1,011	$365
2024	$4,335	$988	$361
2025	$4,226	$972	$357
2026	$4,112	$946	$354
2027 - 2031	$18,553	$4,448	$1,727

Note 16. Commitments and Contingencies

Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At December 31, 2021 and 2020, we had accruals of $1.4 billion and $1.2 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
difficult to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

GM Korea Wage Litigation GM Korea Company (GM Korea) is party to litigation with current and former salaried employees over whether to include fixed bonuses in the calculation of Ordinary Wages due under Korean regulations. In 2017, the Seoul High Court (an intermediate-level appellate court) held that certain workers are not barred from filing retroactive wage claims. GM Korea appealed this ruling to the Korea Supreme Court. In June 2021, the Korea Supreme Court affirmed the adverse rulings of the Seoul High Court. Accordingly, as of December 31, 2021, our total accrual relating to this matter was insignificant and we estimate our reasonably possible loss in excess of amounts accrued to be insignificant.

GM Korea is also party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 and September 2020, the Korean labor authorities issued adverse administrative orders finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed the May 2018 and September 2020 orders. In June 2020, the Seoul High Court ruled against GM Korea in one of the subcontract worker claims. GM Korea has appealed this decision to the Korea Supreme Court. At December 31, 2021, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $281 million. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $111 million at December 31, 2021. We are currently unable to estimate any possible loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

GM Brazil Indirect Tax Claim In 2019, the Superior Court of Brazil rendered favorable decisions on three cases brought by GM Brazil that granted the Company the right to recover certain tax overpayments collected by the government. As a result, GM Brazil recorded pre-tax recoveries of $1.4 billion in the year ended December 31, 2019. GM Brazil is currently realizing those recoveries as there are federal tax liabilities eligible for offset. On August 12, 2021, the Brazilian Supreme Court published its final decision on a Motion of Clarification filed by the Brazilian IRS in a related case that confirmed GM Brazil's right to recover the tax overpayments retroactively. GM is also engaged in settlement negotiations with certain third parties who have asserted entitlement to some or all of the tax recoveries recognized by GM Brazil. Accordingly, we recorded an accrual of $194 million in the three months ended December 31, 2021.

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

There are several putative class actions pending against GM in federal courts in the U.S. and in the Provincial Courts in Canada alleging that various vehicles sold, including model year 2011-2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal, state and foreign emission standards. We are unable to estimate any reasonably possible loss or range of loss that may result from these actions. GM has also faced a series of additional lawsuits in the U.S. based on these allegations, including a shareholder demand lawsuit that remains pending.

We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. It is possible that the resolution of one or more of these matters could exceed the amounts accrued in an amount that could be material to our results of operations. We also from time to time receive subpoenas and other inquiries or requests for information from agencies or other representatives of U.S. federal, state and foreign governments on a variety of issues. Beyond the class action litigations disclosed, we have several other class action litigations pending at any given time. Historically, relatively few classes have been certified in these types of cases. Therefore, we will generally only disclose specific class actions if a class is certified and we believe there is a reasonably possible material exposure to the company.

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax related tax exposures. The various non-U.S. labor-related matters include claims from current and

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2021. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $900 million at December 31, 2021.

Takata Matters In November 2020, the NHTSA directed that we replace the airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and SUVs, and we decided not to contest NHTSA's decision. While we have already begun the process of executing the recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the year ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy, and we believe the currently accrued amount remains reasonable.

GM has recalled certain vehicles sold outside of the U.S. to replace Takata Corporation (Takata) inflators in those vehicles. There are significant differences in vehicle and inflator design between the relevant vehicles sold internationally and those sold in the U.S. We continue to gather and analyze evidence about these inflators and to share our findings with regulators. Any additional recalls relating to these inflators could be material to our results of operations and cash flows.

There are several putative class actions that have been filed against GM, including in the federal courts in the U.S., in the Provincial Courts in Canada and in Mexico, arising out of allegations that airbag inflators manufactured by Takata are defective. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of possible loss.

Chevrolet Bolt Recall In July 2021, we initiated a voluntary recall for certain 2017-2019 model year Chevrolet Bolt EVs due to the risk that two manufacturing defects present in the same battery cell could cause a high voltage battery fire in certain of these vehicles. Accordingly, in the three months ended June 30, 2021, we recorded a warranty accrual of $812 million. After further investigation into the manufacturing processes at our battery supplier, LG, and disassembling battery packs, we determined that the risk of battery cell defects was not confined to the initial recall population. As a result, in August 2021, we expanded the recall to include all 2017-2022 model year Chevrolet Bolt EV and EUVs and recorded an additional warranty accrual of $1.2 billion in the three months ended September 30, 2021. In October 2021, we reached an agreement with LG, under which LG will reimburse GM for costs and expenses associated with the recall. As a result, in the three months ended September 30, 2021, we recognized a receivable of $1.9 billion, which substantially offsets the warranty charges we recognized in connection with the recall. These charges reflect our current best estimate for the cost of the recall remedy. The actual costs of the recall and GM's associated recovery from LG could be higher or lower. For 2017-2019 model year vehicles, the recall remedy will be to replace the high voltage battery modules in these vehicles with new modules. For 2020-2022 model year vehicles, the recall remedy will be to replace any defective high voltage battery modules in these vehicles with new modules.

In addition, putative class actions have been filed against GM in federal courts in the U.S. and in the Provincial Courts in Canada alleging that the batteries contained in the Bolt EVs included in the recall population are defective. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of possible loss.

Opel/Vauxhall Sale In 2017, we sold the Opel/Vauxhall Business to PSA Group (now Stellantis) under a Master Agreement (the Agreement). We also sold the European financing subsidiaries and branches (together with the Opel/Vauxhall Business, the European Business) to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. Although the sale reduced our new vehicle presence in Europe, we may still be impacted by actions taken by regulators related to vehicles sold before the sale. Our wholly owned subsidiary (the Seller) agreed to indemnify Stellantis for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Agreement and for certain other liabilities, including certain emissions and product liabilities. Currently, various consumer lawsuits have been filed against the Seller and Stellantis in Germany, the United Kingdom, and the Netherlands alleging that Opel and Vauxhall vehicles sold by the Seller violated applicable emission standards. We are unable to estimate any reasonably possible loss or range of loss that may result from these actions either directly or through an indemnification claim from Stellantis. The Company entered into a guarantee for the benefit of Stellantis and pursuant to which the Company agreed to guarantee the Seller's obligation to indemnify Stellantis. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
We continue to purchase from and supply to Stellantis certain vehicles, parts and engineering services for a period of time following the sale. The following table summarizes transactions with the Opel/Vauxhall Business:

	Years Ended December 31,
	2021	2020	2019
Net sales and revenue	$114	$144	$1,129
Purchases and expenses	$121	$392	$825
Cash payments(a)	$226	$630	$975
Cash receipts(a)	$146	$252	$1,408
__________
(a)    Included in Net cash provided by operating activities.

Patent Royalty Matters Several owners of patents are seeking past royalties from various automotive manufacturers, including GM, for the use of certain technologies. Accordingly, in the three months ended December 31, 2021, we accrued approximately $290 million relating to these matters. As of December 31, 2021, our total accrual relating to these matters was approximately $300 million and we estimate our reasonably possible loss in excess of amounts accrued to be insignificant.

Product Liability We recorded liabilities of $587 million and $589 million in Accrued liabilities and Other liabilities at December 31, 2021 and 2020, for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. We believe that any judgment against us involving our products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2022 to 2026 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on vehicles sold to date were $3.1 billion for these guarantees at December 31, 2021 and 2020, the majority of which relates to the indemnification agreements.

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

Credit Cards Credit card programs offer rebates that can be applied primarily against the purchase or lease of our vehicles. At December 31, 2021 and 2020, our redemption liability was insignificant, our deferred revenue was $309 million and $252 million, and qualified cardholders had rebates available, net of deferred program revenue, of $1.2 billion and $1.3 billion. Our redemption liability and deferred revenue are recorded in Accrued liabilities and Other liabilities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 17. Income Taxes

	Years Ended December 31,
	2021	2020	2019
U.S. income	$9,513	$6,881	$3,826
Non-U.S. income	1,902	540	2,342
Income before income taxes and equity income	$11,415	$7,421	$6,168

	Years Ended December 31,
	2021	2020	2019
Current income tax expense
U.S. federal	$20	$84	$42
U.S. state and local	142	272	102
Non-U.S.	395	493	758
Total current income tax expense	557	849	902
Deferred income tax expense (benefit)
U.S. federal	1,699	632	(145)
U.S. state and local	229	(15)	3
Non-U.S.	286	308	9
Total deferred income tax expense (benefit)	2,214	925	(133)
Total income tax expense	$2,771	$1,774	$769

Provisions are made for estimated U.S. and non-U.S. income taxes which may be incurred on the reversal of our basis differences in investments in foreign subsidiaries and corporate joint ventures not deemed to be indefinitely reinvested. Taxes have not been provided on basis differences in investments primarily as a result of earnings in foreign subsidiaries which are deemed indefinitely reinvested of $3.2 billion at December 31, 2021 and 2020. We have indefinitely reinvested basis differences related to investments in non-consolidated China JVs of $3.4 billion at December 31, 2021 and 2020 as a result of fresh-start reporting. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

	Years Ended December 31,
	2021	2020	2019
Income tax expense at U.S. federal statutory income tax rate	$2,397	$1,558	$1,295
State and local tax expense	301	219	117
Non-U.S. income taxed at other than the U.S. federal statutory tax rate	36	(1)	166
U.S. tax impact on Non-U.S. income and activities	129	(160)	(197)
Change in valuation allowances	665	370	(233)
Change in tax laws	(93)	—	(122)
General business credits and manufacturing incentives	(492)	(366)	(420)
Settlements of prior year tax matters	11	(18)	—
Realization of basis differences in affiliates	(295)	(12)	—
Foreign currency remeasurement	28	(7)	74
Other adjustments	84	191	89
Total income tax expense	$2,771	$1,774	$769

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2021 and 2020 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured based on tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2021	December 31, 2020
Deferred tax assets
Postretirement benefits other than pensions	$1,572	$1,742
Pension and other employee benefit plans	1,540	2,999
Warranties, dealer and customer allowances, claims and discounts	4,253	5,538
U.S. capitalized research expenditures	7,285	6,763
U.S. operating loss and tax credit carryforwards(a)	6,959	7,254
Non-U.S. operating loss and tax credit carryforwards(b)	6,593	7,216
Miscellaneous	3,468	3,479
Total deferred tax assets before valuation allowances	31,670	34,991
Less: valuation allowances	(8,855)	(9,095)
Total deferred tax assets	22,815	25,896
Deferred tax liabilities
Property, plant and equipment	1,775	1,670
Intangible assets	729	744
Total deferred tax liabilities	2,504	2,414
Net deferred tax assets	$20,311	$23,482
_________
(a)    At December 31, 2021, U.S. operating loss and tax credit carryforwards of $6.5 billion expire by 2041 if not utilized and the remaining balance of $450 million may be carried forward indefinitely.
(b)    At December 31, 2021, Non-U.S. operating loss and tax credit carryforwards of $1.2 billion expire by 2041 if not utilized and the remaining balance of $5.4 billion may be carried forward indefinitely.

Valuation Allowances During the years ended December 31, 2021 and 2020, valuation allowances against deferred tax assets of $8.9 billion and $9.1 billion were comprised of cumulative losses, credits and other timing differences, primarily in Germany, Spain, South Korea and the U.S.

Uncertain Tax Positions The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$1,086	$775	$1,341
Additions to current year tax positions	22	435	18
Additions to prior years' tax positions	46	26	13
Reductions to prior years' tax positions	(473)	(132)	(501)
Reductions in tax positions due to lapse of statutory limitations	(17)	(3)	(8)
Settlements	(26)	(10)	(93)
Other	(4)	(5)	5
Balance at end of period	$634	$1,086	$775

At December 31, 2021 and 2020 there were $411 million and $851 million of unrecognized tax benefits that if recognized would favorably affect our effective tax rate in the future. In the years ended December 31, 2021, 2020 and 2019 income tax related interest and penalties were insignificant. At December 31, 2021 and 2020 we had liabilities of $86 million and $92 million for income tax related interest and penalties.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At December 31, 2021 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

Other Matters Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2011 to 2021 with various significant tax jurisdictions. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle.

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

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Years Ended December 31,
	2021	2020	2019
Balance at beginning of period	$352	$564	$1,122
Additions, interest accretion and other	216	565	629
Payments	(278)	(678)	(1,101)
Revisions to estimates and effect of foreign currency	(5)	(99)	(86)
Balance at end of period	$285	$352	$564

In the year ended December 31, 2020, restructuring and other initiatives primarily included actions in GMI related to the wind-down of Holden sales, design and engineering operations in Australia and New Zealand, the sale of our vehicle and powertrain manufacturing facilities in Thailand and the execution of a binding term sheet to sell our manufacturing facility in India. We recorded charges of $683 million in the year ended December 31, 2020, primarily consisting of $360 million in dealer restructurings, employee separations and supplier claim charges, which are reflected in the table above, and $323 million in property and intangible asset impairments, inventory provisions, sales allowances and other charges, not reflected in the table above. We also recorded a $236 million charge to Income tax expense due to the establishment of a valuation allowance against deferred tax assets in Australia and New Zealand in the year ended December 31, 2020. We incurred $197 million in net cash outflows in the year ended December 31, 2020 and $254 million in net cash outflows since program inception resulting from these restructuring actions primarily for dealer restructuring payments and employee separation payments, which includes proceeds of $143 million from the sale of our manufacturing facilities in Thailand. Holden and Thailand programs were substantially complete at December 31, 2020.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 19. Interest Income and Other Non-Operating Income

	Years Ended December 31,
	2021	2020	2019
Non-service pension and OPEB income	$1,909	$1,095	$797
Interest income	146	241	429
Licensing agreements income	195	211	165
Revaluation of investments	571	265	80
Other	220	73	(2)
Total interest income and other non-operating income, net	$3,041	$1,885	$1,469

Note 20. Stockholders’ Equity and Noncontrolling Interests

Preferred and Common Stock We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at December 31, 2021 and 2020. We had 1.5 billion and 1.4 billion shares of common stock issued and outstanding at December 31, 2021 and 2020.

Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Dividends were not declared or paid on our common stock for the year ended December 31, 2021. Our dividends declared per common share were $0.38 and $1.52 and our total dividends paid on common stock were $545 million and $2.2 billion for the years ended December 31, 2020 and 2019. Holders of common stock are entitled to one vote per share on all matters submitted to our stockholders for a vote. The liquidation rights of holders of our common stock are secondary to the payment or provision for payment of all our debts and liabilities and to holders of our preferred stock, if any such shares are then outstanding.

We did not purchase any shares of our outstanding common stock in the years ended December 31, 2021 and 2019. We purchased three million shares of our outstanding common stock for $90 million in the year ended December 31, 2020. Shares repurchased were part of the common stock repurchase program announced in March 2015, which our Board of Directors increased and extended in January 2016 and January 2017.

Cruise Preferred Shares In 2021, Cruise Holdings issued $2.7 billion of Cruise Class G Preferred Shares to Microsoft, Walmart and other investors, including $1.0 billion to General Motors Holdings LLC. All proceeds related to the Cruise Class G Preferred Shares are designated exclusively for working capital and general corporate purposes of Cruise Holdings. In addition, we, Cruise Holdings and Microsoft entered into a long-term strategic relationship to accelerate the commercialization of self-driving vehicles with Microsoft being the preferred public cloud provider.

The Cruise Class G Preferred Shares participate pari passu with holders of Cruise Holdings common stock and Class F Preferred Shares (Cruise Class F Preferred Shares) in any dividends declared. Each Cruise Class G Preferred Share is entitled to one vote per Cruise Class G Preferred Share on all matters submitted for vote by or consent of the Cruise Holdings members. The holders of Cruise Class G Preferred Shares are restricted from transferring the Cruise Class G Preferred Shares for four years, without the written consent of both us and Cruise Holdings' Board of Directors. The Cruise Class G Preferred Shares convert into the class of shares to be issued to the public in an initial public offering (IPO) at specified exchange ratios. No covenants or other events of default exist that can trigger redemption of the Cruise Class G Preferred Shares. The Cruise Class G Preferred Shares are entitled to receive the greater of their carrying value or a pro-rata share of any proceeds or distributions upon the occurrence of a merger, sale, liquidation or dissolution of Cruise Holdings, and are classified as noncontrolling interests in our consolidated financial statements.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In 2019, Cruise Holdings issued $1.2 billion of Cruise Class F Preferred Shares, including $687 million to General Motors Holdings LLC. All proceeds related to the Cruise Class F Preferred Shares are designated exclusively for working capital and general corporate purposes of Cruise. The Cruise Class F Preferred Shares participate pari passu with holders of Cruise Holdings common stock in any dividends declared. The Cruise Class F Preferred Shares have the right to vote on the election of one director, who is elected by the vote of a majority of the Cruise Holdings common stock and the Cruise Class F Preferred Shares. Prior to an IPO, the holders of Cruise Class F Preferred Shares are restricted from transferring the Cruise Class F Preferred Shares until May 7, 2023. The Cruise Class F Preferred Shares convert into common stock of Cruise Holdings, at specified exchange ratios, upon occurrence of an IPO. The Cruise Class F Preferred Shares are entitled to receive the greater of their carrying value or a pro-rata share of any proceeds or distributions upon the occurrence of a merger, sale, liquidation or dissolution of Cruise Holdings. The Cruise Class F Preferred Shares are classified as noncontrolling interests in our consolidated financial statements.

GM Financial Preferred Stock In 2020, GM Financial issued $500 million of Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series C, $0.01 par value, with a liquidation preference of $1,000 per share. Dividends will be paid semi-annually when declared, which started March 30, 2021 at a fixed rate of 5.70%. The preferred stock is classified as noncontrolling interests in our consolidated financial statements.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Years Ended December 31,
	2021	2020	2019
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,735)	$(2,278)	$(2,250)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)(c)	81	(457)	(28)
Balance at end of period	$(2,654)	$(2,735)	$(2,278)
Defined Benefit Plans
Balance at beginning of period	$(10,654)	$(8,859)	$(6,737)
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment(a)	4,714	(2,661)	(2,769)
Tax benefit (expense)	(906)	444	463
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment, net of tax(a)	3,808	(2,217)	(2,306)
Reclassification adjustment, net of tax(c)	318	422	184
Other comprehensive income (loss), net of tax	4,126	(1,795)	(2,122)
Balance at end of period(d)	$(6,528)	$(10,654)	$(8,859)
__________
(a)    The noncontrolling interests were insignificant in the years ended December 31, 2021, 2020 and 2019.
(b)    The reclassification adjustment was insignificant in the years ended December 31, 2021, 2020 and 2019.
(c)    The income tax effect was insignificant in the years ended December 31, 2021, 2020 and 2019.
(d)    Primarily consists of unamortized actuarial loss on our defined benefit plans.

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

	Years Ended December 31,
	2021	2020	2019
Basic earnings per share
Net income attributable to stockholders	$10,019	$6,427	$6,732
Less: cumulative dividends on subsidiary preferred stock	(182)	(180)	(151)
Net income attributable to common stockholders	$9,837	$6,247	$6,581

Weighted-average common shares outstanding	1,451	1,433	1,424

Basic earnings per common share	$6.78	$4.36	$4.62
Diluted earnings per share
Net income attributable to common stockholders – diluted	$9,837	$6,247	$6,581

Weighted-average common shares outstanding – basic	1,451	1,433	1,424
Dilutive effect of warrants and awards under stock incentive plans	17	9	15
Weighted-average common shares outstanding – diluted	1,468	1,442	1,439

Diluted earnings per common share	$6.70	$4.33	$4.57

Potentially dilutive securities(a)	2	7	7
__________
(a) Potentially dilutive securities attributable to outstanding stock options at December 31, 2021, 2020 and 2019 and RSUs at December 31, 2020, were excluded from the computation of diluted EPS because the securities would have had an antidilutive effect.

Note 22. Stock Incentive Plans
GM Stock Incentive Awards We grant to certain employees RSUs, RSAs, PSUs and stock options (collectively, stock incentive awards) under our 2016 Equity Incentive Plan and 2020 LTIP and prior to the 2020 LTIP, under our 2017 and 2014 LTIP. The 2020 LTIP was approved by stockholders in June 2020. Any new awards granted after the approval of the 2020 LTIP in June 2020 will be issued under the 2020 LTIP. To the extent any shares remain available for issuance under the 2017 LTIP, the 2016 Equity Incentive Plan, and/or the 2014 LTIP, such shares will only be used to settle outstanding awards that were previously granted under such plans prior to June 2020. Shares awarded under the plans are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plans such as retirement, death or disability.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
Units outstanding at January 1, 2021	38.6	$19.84	0.9
Granted	6.1	$50.43
Settled	(13.7)	$19.13
Forfeited or expired	(0.8)	$38.77
Units outstanding at December 31, 2021(a)	30.2	$26.14	0.8
__________
(a)     Includes the target amount of PSUs.

Our weighted-average assumptions used to value our stock options are a dividend yield of 1.67%, 4.25% and 3.90%, expected volatility of 47.8%, 26.2% and 28.0%, a risk-free interest rate of 0.76%, 1.44% and 2.62%, and an expected option life of 6.00, 5.97 and 6.00 years for options issued during the years ended December 31, 2021, 2020 and 2019. The expected volatility is based on the average of the implied volatility of publicly traded options for our common stock.

Total compensation expense related to the above awards was $391 million, $351 million and $456 million in the years ended December 31, 2021, 2020 and 2019.

At December 31, 2021, the total unrecognized compensation expense for nonvested equity awards granted was $235 million. This expense is expected to be recorded over a weighted-average period of 1.1 years. The total fair value of stock incentive awards vested was $258 million, $275 million and $287 million in the years ended December 31, 2021, 2020 and 2019.

Cruise Stock Incentive Awards In addition to the awards noted above, RSUs were granted to Cruise employees in common shares of Cruise Holdings in the years ended December 31, 2021, 2020 and 2019. During the year ending December 31, 2021, we granted 29.4 million RSUs with a weighted average grant date fair value of $25.15 to Cruise employees. Stock options were granted in common shares of Cruise Holdings in the years ended December 31, 2021 and 2019. During the year ending December 31, 2021, we granted 3.3 million stock options with a weighted average grant date fair value of $13.54 to Cruise employees. These awards were granted under the 2018 Employee Incentive Plan approved by Cruise Holdings' Board of Directors in August 2018. Shares awarded under the plan are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plan. Stock options vest ratably over four to 10 years, as defined in the terms of each award. Stock options expire 10 years from the grant date. RSU awards granted vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for the majority of these awards is satisfied over four years. The liquidity condition is satisfied upon the earlier of the date of a change in control transaction or the consummation of an initial public offering.

Total compensation expense related to Cruise Holdings’ share-based awards was insignificant for the years ended December 31, 2021, 2020 and 2019. Cash paid to settle share-based awards was insignificant for the year ended December 31, 2021. No share-based compensation expense had been recognized for the outstanding RSUs because the liquidity condition described above was not met at December 31, 2021, 2020 and 2019. Total unrecognized compensation expense for Cruise Holdings’ nonvested equity awards granted was $1.3 billion at December 31, 2021, which was primarily comprised of 66.2 million units of RSUs for which the liquidity condition had not been met. Total units outstanding were 90.0 million at December 31, 2021. The expense related to stock options is expected to be recorded over a weighted-average period of 5.4 years. The timing of the expense related to RSUs will depend upon the date of the satisfaction of the liquidity condition.
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

GMNA meets the demands of customers in North America and GMI primarily meets the demands of customers outside North America, with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily China, with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet and Wuling brands. Cruise is our global segment responsible for the development and commercialization of AV technology, and includes AV-related engineering and other costs. We provide automotive financing services through our GM Financial segment.

Our automotive interest income and interest expense, legacy costs from the Opel/Vauxhall Business (primarily pension costs), corporate expenditures and certain nonsegment specific revenues and expenses are recorded centrally in Corporate. Corporate assets primarily consist of cash and cash equivalents, marketable debt securities, Stellantis warrants and intersegment balances. All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment:

	At and For the Year Ended December 31, 2021
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$101,308	$12,172	$104		$113,584	$106	$13,419	$(105)	$127,004
Earnings (loss) before interest and taxes-adjusted	$10,318	$827	$(680)		$10,465	$(1,196)	$5,036	$(10)	$14,295
Adjustments(a)	$(425)	$(276)	$—		$(701)	$—	$—	$—	(701)
Automotive interest income									146
Automotive interest expense									(950)
Net (loss) attributable to noncontrolling interests									(74)
Income before income taxes									12,716
Income tax expense									(2,771)
Net income									9,945
Net loss attributable to noncontrolling interests									74
Net income attributable to stockholders									$10,019
Equity in net assets of nonconsolidated affiliates	$827	$7,133	$—	$—	$7,960	$—	$1,717	$—	$9,677
Goodwill and intangibles	$2,240	$772	$—	$—	$3,012	$736	$1,339	$—	$5,087
Total assets	$121,735	$22,876	$40,492	$(56,936)	$128,167	$4,489	$113,207	$(1,145)	$244,718
Expenditures for property	$6,576	$783	$30	$—	$7,389	$89	$26	$5	$7,509
Depreciation and amortization	$5,298	$542	$21	$—	$5,861	$52	$6,134	$—	$12,047
Impairment charges	$—	$—	$—	$—	$—	$4	$—	$—	$4
Equity income	$8	$1,092	$—	$—	$1,100	$—	$201	$—	$1,301
__________
(a)    Consists of potential royalties accrued with respect to past-year sales and charges related to Cadillac dealer strategy in GMNA; and a potential settlement with certain third parties relating to retrospective recoveries of indirect taxes and an adjustment related to the unique events associated with recent Korea Supreme Court decisions related to our salaried workers in GMI.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	At and For the Year Ended December 31, 2020
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$96,733	$11,586	$350		$108,669	$103	$13,831	$(118)	$122,485
Earnings (loss) before interest and taxes-adjusted	$9,071	$(528)	$(634)		$7,909	$(887)	$2,702	$(14)	$9,710
Adjustments(a)	$(99)	$(683)	$130		$(652)	$—	$—	$—	(652)
Automotive interest income									241
Automotive interest expense									(1,098)
Net (loss) attributable to noncontrolling interests									(106)
Income before income taxes									8,095
Income tax expense									(1,774)
Net income									6,321
Net loss attributable to noncontrolling interests									106
Net income attributable to stockholders									$6,427
Equity in net assets of nonconsolidated affiliates	$242	$6,583	$—	$—	$6,825	$—	$1,581	$—	$8,406
Goodwill and intangibles	$2,346	$806	$—	$—	$3,152	$735	$1,343	$—	$5,230
Total assets	$114,137	$23,019	$39,933	$(57,464)	$119,625	$3,625	$113,410	$(1,466)	$235,194
Expenditures for property	$4,501	$729	$21	$—	$5,251	$15	$34	$—	$5,300
Depreciation and amortization	$4,739	$624	$25	$—	$5,388	$43	$7,245	$—	$12,676
Impairment charges	$20	$99	$—	$—	$119	$20	$—	$—	$139
Equity income	$17	$510	$—	$—	$527	$—	$147	$—	$674
__________
(a)    Consists of restructuring charges related to Cadillac dealer strategy in GMNA; restructuring and other charges primarily in Australia, New Zealand, Thailand and India in GMI; and ignition switch-related legal matters in Corporate.

	At and For the Year Ended December 31, 2019
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations	Total
Net sales and revenue	$106,366	$16,111	$220		$122,697	$100	$14,554	$(114)	$137,237
Earnings (loss) before interest and taxes-adjusted	$8,204	$(202)	$(691)		$7,311	$(1,004)	$2,104	$(18)	$8,393
Adjustments(a)	$(1,618)	$1,081	$(2)		$(539)	$—	$—	$—	(539)
Automotive interest income									429
Automotive interest expense									(782)
Net (loss) attributable to noncontrolling interests									(65)
Income before income taxes									7,436
Income tax expense									(769)
Net income									6,667
Net loss attributable to noncontrolling interests									65
Net income attributable to stockholders									$6,732
Equity in net assets of nonconsolidated affiliates	$84	$7,023	$—	$—	$7,107	$—	$1,455	$—	$8,562
Goodwill and intangibles	$2,459	$888	$1	$—	$3,348	$634	$1,355	$—	$5,337
Total assets	$109,290	$24,969	$32,365	$(50,244)	$116,380	$4,230	$108,881	$(1,454)	$228,037
Expenditures for property	$6,305	$1,096	$84	$—	$7,485	$60	$47	$—	$7,592
Depreciation and amortization	$6,112	$533	$46	$(2)	$6,689	$21	$7,350	$—	$14,060
Impairment charges	$15	$7	$—	$—	$22	$36	$—	$—	$58
Equity income (loss)	$8	$1,123	$(29)	$—	$1,102	$—	$166	$—	$1,268
__________
(a)    Consists of restructuring and other charges related to transformation activities of $1.6 billion in GMNA and $115 million in GMI; a benefit related to the retrospective recoveries of indirect taxes in GMI; partially offset by losses related to the FAW-GM divestiture in GMI.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Automotive revenue is attributed to geographic areas based on the country of sale. GM Financial revenue is attributed to the geographic area where the financing is originated. The following table summarizes information concerning principal geographic areas:

	At and For the Years Ended December 31,
	2021		2020		2019
	Net Sales and Revenue	Long-Lived Assets	Net Sales and Revenue	Long-Lived Assets	Net Sales and Revenue	Long-Lived Assets
Automotive
U.S.	$92,771	$27,192	$89,204	$24,932	$97,887	$25,401
Non-U.S.	20,819	13,771	19,469	12,516	24,810	13,190
GM Financial
U.S.	11,712	34,452	12,227	36,773	12,727	39,509
Non-U.S.	1,702	3,629	1,585	3,230	1,813	2,772
Total consolidated	$127,004	$79,044	$122,485	$77,451	$137,237	$80,872

No individual country other than the U.S. represented more than 10% of our total net sales and revenue or long-lived assets, other than Mexico, whose long-lived assets are approximately 10% of our total long-lived assets.

Note 24. Supplemental Information for the Consolidated Statements of Cash Flows
The following table summarizes the sources (uses) of cash provided by Change in other operating assets and liabilities and Cash paid for income taxes and interest:

Change in other operating assets and liabilities	Years Ended December 31,
	2021	2020	2019
Accounts receivable	$493	$(1,341)	$(563)
Wholesale receivables funded by GM Financial, net	2,854	2,744	663
Inventories	(3,155)	(104)	(761)
Automotive equipment on operating leases	—	53	274
Change in other assets	(1,418)	68	(1,550)
Accounts payable	(1,166)	42	(492)
Income taxes payable	(95)	130	213
Accrued and other liabilities	(879)	(1,991)	(1,573)
Total	$(3,366)	$(399)	$(3,789)

Cash paid for income taxes and interest
Cash paid for income taxes, net	$652	$719	$689
Cash paid for interest (net of amounts capitalized) – Automotive	$884	$1,011	$739
Cash paid for interest (net of amounts capitalized) – GM Financial	2,519	2,947	3,475
Total cash paid for interest (net of amounts capitalized)	$3,403	$3,958	$4,214

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2021 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2021, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2021. Based on management's assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to the COVID-19 pandemic, we are monitoring our control environment with increased vigilance to ensure all increased risks are mitigated. For additional information refer to Part I, Item 1A. Risk Factors.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Item 9B. Other Information
None.

*  *  *  *  *  *  *

PART III

Items 10, 11, 12, 13 and 14

Information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2021 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except disclosure of our executive officers, which is included in Part I, Item 1 of this report.

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
2.1
Master Agreement, dated as of March 5, 2017, between General Motors Holdings LLC and Peugeot S.A., incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of General Motors Company filed April 28, 2017
Incorporated by Reference
2.2
Purchase Agreement dated as of May 31, 2018, by and among General Motors Holdings LLC, GM Cruise Holdings LLC, and Softbank Vision Fund (AIV M1), L.P. incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of General Motors Company filed July 25, 2018
Incorporated by Reference
2.3
Purchase Agreement by and between GM Cruise Holdings LLC and Honda Motor Co., LTD., dated October 3, 2018, incorporated by reference to Exhibit 2.3 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2019
Incorporated by Reference
3.1
Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference
3.2
General Motors Company Amended and Restated Bylaws, as amended August 17, 2021, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed August 23, 2021
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
10.21*
Form of Performance Share Unit Award Agreement No.1 under the General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed May 5, 2021
Incorporated by Reference
10.22*
Form of Performance Share Unit Award Agreement No.2 under the General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of General Motors Company, filed February 10, 2021
Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.23*
Form of Non-Qualified Stock Option Award Agreement under the General Motors Company 2020 Long- Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Motors Company filed May 5, 2021
Incorporated by Reference
10.24*
Form of Restricted Stock Unit Award Agreement under the General Motors Company 2020 Long-Term Incentive Plan incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of General Motors Company, Filed February 10, 2021
Incorporated by Reference
10.25†
Amended and Restated Master Agreement, dated as of December 19, 2012, between General Motors Holdings LLC and Peugeot S.A., incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2014
Incorporated by Reference
10.26
Amendment, dated May 2, 2017 to the Master Agreement between General Motors Holdings, LLC and Peugeot S.A., incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Motors Company filed July 25, 2017
Incorporated by Reference
10.27
Amendment Number 2, dated July 30, 2017, to the Master Agreement between General Motors Holdings, LLC and Peugeot S.A., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed October 24, 2017
Incorporated by Reference
10.28
Amendment Number 3, dated October 30, 2017, to the Master Agreement between General Motors Holdings, LLC and Peugeot S.A., incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2018
Incorporated by Reference
10.29†
Third Amended and Restated 5-Year Revolving Credit Agreement, dated as of April 18, 2018, among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre Limited, General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed April 20, 2018
Incorporated by Reference
10.30†
Amendment No. 1 to Third Amended and Restated 5-Year Revolving Credit Agreement, dated as of April 18, 2018, among General Motors Company, General Motors Financial Company, Inc., GM Global Treasury Centre Limited, General Motors do Brazil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Company filed April 7, 2021
Incorporated by Reference
10.31†
Fourth Amended and Restated 3-Year Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., General Motors do Brasil Ltda., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed April 7, 2021
Incorporated by Reference
10.32†
Third Amended and Restated 364-Day Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed April 7, 2021
Incorporated by Reference
10.33
Seventh Amended and Restated Limited Liability Company Agreement of GM Cruise Holdings LLC, dated March 14, 2021, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Motors Company filed May 5, 2021
Incorporated by Reference
21	Subsidiaries and Joint Ventures of the Registrant as of December 31, 2021	Filed Herewith
23	Consent of Ernst & Young LLP	Filed Herewith
24	Power of Attorney for Directors of General Motors Company	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Income Statements, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) Notes to the Consolidated Financial Statements	Filed Herewith

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
_________

†	Certain confidential portions have been omitted pursuant to a granted request for confidential treatment, which has been separately filed with the SEC.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.
*  *  *  *  *  *  *
Item 16. Form 10-K Summary

None.
*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ MARY T. BARRA
Mary T. Barra Chair and Chief Executive Officer
Date:	February 2, 2022

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 2nd day of February 2022 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ MARY T. BARRA	Chair and Chief Executive Officer
Mary T. Barra

/s/ PAUL A. JACOBSON	Executive Vice President and Chief Financial Officer
Paul A. Jacobson

/s/ CHRISTOPHER T. HATTO	Vice President, Global Business Solutions and Chief
Christopher T. Hatto	Accounting Officer

/s/ PATRICIA F. RUSSO*	Lead Director
Patricia F. Russo

/s/ ANEEL BHUSRI*	Director
Aneel Bhusri

/s/ WESLEY G. BUSH*	Director
Wesley G. Bush

/s/ LINDA R. GOODEN*	Director
Linda R. Gooden

/s/ JOSEPH JIMENEZ*	Director
Joseph Jimenez

/s/ JANE L. MENDILLO*	Director
Jane L. Mendillo

/s/ JUDITH A. MISCIK*	Director
Judith A. Miscik

/s/ THOMAS M. SCHOEWE*	Director
Thomas M. Schoewe

/s/ CAROL M. STEPHENSON*	Director
Carol M. Stephenson

/s/ MARK A. TATUM*	Director
Mark A. Tatum

/s/ DEVIN N. WENIG*	Director
Devin N. Wenig

/s/ MARGARET C. WHITMAN*	Director
Margaret C. Whitman

*By:	/s/ CRAIG B. GLIDDEN
Craig B. Glidden
Attorney-in-Fact