Form 10-Q
period 2022-03-31
General Motors Co
filed 2022-04-27
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 13, 2022 there were 1,458,022,912 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net sales and revenue
Automotive	$32,824	$29,067
GM Financial	3,155	3,407
Total net sales and revenue (Note 3)	35,979	32,474
Costs and expenses
Automotive and other cost of sales	29,353	25,115
GM Financial interest, operating and other expenses	1,926	2,279
Automotive and other selling, general and administrative expense	2,504	1,803
Total costs and expenses	33,783	29,197
Operating income (loss)	2,196	3,277
Automotive interest expense	226	250
Interest income and other non-operating income, net	517	799
Equity income (loss) (Note 8)	292	365
Income (loss) before income taxes	2,779	4,191
Income tax expense (benefit) (Note 15)	(28)	1,177
Net income (loss)	2,807	3,014
Net loss (income) attributable to noncontrolling interests	131	8
Net income (loss) attributable to stockholders	$2,939	$3,022

Net income (loss) attributable to common stockholders	$1,987	$2,976

Earnings per share (Note 17)
Basic earnings per common share	$1.36	$2.06
Weighted-average common shares outstanding – basic	1,458	1,447
Diluted earnings per common share	$1.35	$2.03
Weighted-average common shares outstanding – diluted	1,470	1,464

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income (loss)	$2,807	$3,014
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	340	(5)
Defined benefit plans	103	160
Other comprehensive income (loss), net of tax	442	155
Comprehensive income (loss)	3,250	3,169
Comprehensive income (loss) attributable to noncontrolling interests	145	15
Comprehensive income (loss) attributable to stockholders	$3,394	$3,184

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$16,349	$20,067
Marketable debt securities (Note 4)	9,907	8,609
Accounts and notes receivable, net of allowance of $205 and $192	11,946	7,394
GM Financial receivables, net of allowance of $761 and $703 (Note 5; Note 9 at VIEs)	28,440	26,649
Inventories (Note 6)	14,838	12,988
Other current assets (Note 4; Note 9 at VIEs)	7,113	6,396
Total current assets	88,594	82,103
Non-current Assets
GM Financial receivables, net of allowance of $1,167 and $1,183 (Note 5; Note 9 at VIEs)	36,408	36,167
Equity in net assets of nonconsolidated affiliates (Note 8)	10,402	9,677
Property, net	41,708	41,115
Goodwill and intangible assets, net	5,058	5,087
Equipment on operating leases, net (Note 7; Note 9 at VIEs)	36,581	37,929
Deferred income taxes	21,287	21,152
Other assets (Note 4; Note 9 at VIEs)	11,454	11,488
Total non-current assets	162,898	162,615
Total Assets	$251,492	$244,718

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$25,240	$20,391
Short-term debt and current portion of long-term debt (Note 10)
Automotive	737	463
GM Financial (Note 9 at VIEs)	32,300	33,257
Accrued liabilities	21,277	20,297
Total current liabilities	79,555	74,408
Non-current Liabilities
Long-term debt (Note 10)
Automotive	16,155	16,355
GM Financial (Note 9 at VIEs)	60,613	59,304
Postretirement benefits other than pensions (Note 13)	5,722	5,743
Pensions (Note 13)	7,782	8,008
Other liabilities	14,601	15,085
Total non-current liabilities	104,873	104,495
Total Liabilities	184,429	178,903
Commitments and contingencies (Note 14)
Noncontrolling Interest - Cruise Stock Incentive Awards (Note 18)	289	—
Equity (Note 16)
Common stock, $0.01 par value	15	15
Additional paid-in capital	27,015	27,061
Retained earnings	43,879	41,937
Accumulated other comprehensive loss	(8,814)	(9,269)
Total stockholders’ equity	62,095	59,744
Noncontrolling interests	4,679	6,071
Total Equity	66,774	65,815
Total Liabilities and Equity	$251,492	$244,718

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net income (loss)	$2,807	$3,014
Depreciation and impairment of Equipment on operating leases, net	1,223	1,653
Depreciation, amortization and impairment charges on Property, net	1,668	1,362
Foreign currency remeasurement and transaction (gains) losses	56	(73)
Undistributed (earnings) loss of nonconsolidated affiliates, net	(274)	(349)
Pension contributions and OPEB payments	(213)	(222)
Pension and OPEB income, net	(300)	(397)
Provision (benefit) for deferred taxes	(81)	1,085
Change in other operating assets and liabilities	(2,784)	(4,807)
Net cash provided by (used in) operating activities	2,104	1,266
Cash flows from investing activities
Expenditures for property	(1,661)	(878)
Available-for-sale marketable securities, acquisitions	(3,451)	(2,366)
Available-for-sale marketable securities, liquidations	1,960	3,632
Purchases of finance receivables, net	(8,189)	(8,173)
Principal collections and recoveries on finance receivables	6,845	6,085
Purchases of leased vehicles, net	(2,990)	(6,113)
Proceeds from termination of leased vehicles	3,732	4,919
Other investing activities	(154)	(90)
Net cash provided by (used in) investing activities	(3,909)	(2,984)
Cash flows from financing activities
Net increase (decrease) in short-term debt	722	1,543
Proceeds from issuance of debt (original maturities greater than three months)	10,685	13,350
Payments on debt (original maturities greater than three months)	(10,827)	(12,702)
Issuance (redemptions) of subsidiary preferred stock (Note 16)	(2,124)	1,537
Dividends paid	(73)	(76)
Other financing activities	(235)	(35)
Net cash provided by (used in) financing activities	(1,852)	3,617
Effect of exchange rate changes on cash, cash equivalents and restricted cash	93	(140)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,564)	1,759
Cash, cash equivalents and restricted cash at beginning of period	23,542	23,117
Cash, cash equivalents and restricted cash at end of period	$19,978	$24,876

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$1,931	$1,710

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity (Permanent Equity)	Noncontrolling Interest Cruise Stock Incentive Awards (Temporary Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2021	$14	$26,542	$31,962	$(13,488)	$4,647	$49,677	$—
Net income (loss)	—	—	3,022	—	(8)	3,014	—
Other comprehensive income (loss)	—	—	—	162	(7)	155	—
Issuance (redemption) of subsidiary preferred stock (Note 16)	—	—	—	—	1,537	1,537	—
Stock based compensation	—	132	—	—	—	132	—
Dividends to noncontrolling interests	—	—	—	—	(61)	(61)	—
Other	—	(7)	4	—	(8)	(11)	—
Balance at March 31, 2021	$14	$26,667	$34,988	$(13,326)	$6,100	$54,443	$—

Balance at January 1, 2022	$15	$27,061	$41,937	$(9,269)	$6,071	$65,815	$—
Net income (loss)	—	—	2,939	—	(131)	2,807	—
Other comprehensive income (loss)	—	—	—	456	(13)	442	—
Issuance (redemption) of subsidiary preferred stock (Note 16)	—	—	(909)	—	(1,215)	(2,124)	—
Stock based compensation	—	(31)	(1)	—	—	(32)	289
Dividends to noncontrolling interests	—	—	(12)	—	(1)	(14)	—
Other	—	(15)	(74)	—	(31)	(120)	—
Balance at March 31, 2022	$15	$27,015	$43,879	$(8,814)	$4,679	$66,774	$289

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells trucks, crossovers, cars and automobile parts and provides software-enabled services and subscriptions worldwide. Additionally, we are investing in and growing an autonomous vehicle (AV) business. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our operations through the following segments: GM North America (GMNA), GM International (GMI), Cruise, and GM Financial. Cruise is our global segment responsible for the development and commercialization of AV technology. Nonsegment operations are classified as Corporate. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain nonsegment-specific revenues and expenses.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2021 Form 10-K. Except for per share amounts or as otherwise specified, amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.

Principles of Consolidation We consolidate entities that we control due to ownership of a majority voting interest and we consolidate variable interest entities (VIEs) when we are the primary beneficiary. All intercompany balances and transactions are eliminated in consolidation. Our share of earnings or losses of nonconsolidated affiliates is included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over the operating and financial decisions of the affiliate.

GM Financial The amounts presented for GM Financial are adjusted to reflect the impact on GM Financial's deferred tax positions and provision for income taxes resulting from the inclusion of GM Financial in our consolidated tax return and to eliminate the effect of transactions between GM Financial and the other members of the consolidated group. Accordingly, the amounts presented will differ from those presented by GM Financial on a stand-alone basis.

Note 2. Significant Accounting Policies
The information presented on Stock Incentive Plans updates our Significant Accounting Policies information presented in our 2021 Form 10-K to reflect the effect of modifications made to Cruise stock incentive awards during the three months ended March 31, 2022. Refer to Note 18 to our condensed consolidated financial statements for additional information on the modifications made.

Stock Incentive Plans Our stock incentive plans include Restricted Stock Units (RSUs), Restricted Stock Awards (RSAs), Performance Stock Units (PSUs), stock options and awards that may be settled in our stock, the stock of our subsidiaries or in cash. We measure and record compensation expense based on the fair value of GM or Cruise's common stock on the date of grant for RSUs, RSAs and PSUs and the grant date fair value, determined utilizing a lattice model or the Black-Scholes formula for stock options and PSUs. We record compensation cost for service-based RSUs, RSAs, PSUs and service-based stock options on a straight-line basis over the entire vesting period, or for retirement eligible employees over the requisite service period. In March 2022, all outstanding RSUs that settle in Cruise’s common stock were modified to remove the liquidity vesting condition. Prospectively, RSUs that will settle in Cruise’s common stock will solely vest upon satisfaction of a service condition. Compensation cost for awards that do not have an established accounting grant date, but for which the service inception date has been established, or are settled in cash is based generally on the fair value of GM or Cruise's common stock at the end of each reporting period. Compensation cost is also recorded on stock issued to settle awards based on the fair value of Cruise's common stock until such time that the stock has been issued for more than six months. We use the graded vesting method to record compensation cost for stock options with market conditions over the lesser of the vesting period or the time period an employee becomes eligible to retain the award at retirement.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Accounting Standards Not Yet Adopted In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" (ASU 2022-02), which eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors that have adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and enhances certain disclosure requirements. The adoption of ASU 2022-02 is expected to be insignificant.

Note 3. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended March 31, 2022
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$28,572	$3,014	$5	$31,591	$—	$—	$—	$31,591
Used vehicles	75	5	—	80	—	—	—	80
Services and other	809	295	48	1,152	26	—	(25)	1,153
Automotive net sales and revenue	29,456	3,313	53	32,823	26	—	(25)	32,824
Leased vehicle income	—	—	—	—	—	2,066	—	2,066
Finance charge income	—	—	—	—	—	1,010	—	1,010
Other income	—	—	—	—	—	80	(1)	79
GM Financial net sales and revenue	—	—	—	—	—	3,156	(1)	3,155
Net sales and revenue	$29,456	$3,313	$53	$32,823	$26	$3,156	$(26)	$35,979

	Three Months Ended March 31, 2021
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$24,920	$2,801	$—	$27,721	$—	$—	$—	$27,721
Used vehicles	228	13	—	241	—	—	—	241
Services and other	809	272	19	1,100	30	—	(25)	1,105
Automotive net sales and revenue	25,957	3,086	19	29,062	30	—	(25)	29,067
Leased vehicle income	—	—	—	—	—	2,321	—	2,321
Finance charge income	—	—	—	—	—	1,016	—	1,016
Other income	—	—	—	—	—	70	—	70
GM Financial net sales and revenue	—	—	—	—	—	3,407	—	3,407
Net sales and revenue	$25,957	$3,086	$19	$29,062	$30	$3,407	$(25)	$32,474

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales increased revenue by an insignificant amount in the three months ended March 31, 2022 and 2021.
Contract liabilities in our Automotive segments primarily consist of maintenance, extended warranty and other service contracts of $2.8 billion and $2.5 billion at March 31, 2022 and December 31, 2021, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $444 million and $395 million related to contract liabilities in the three months ended March 31, 2022 and 2021. We expect to recognize revenue of $1.1 billion in the nine months ending December 31, 2022 and $577 million, $354 million and $731 million in the years ending December 31, 2023, 2024 and thereafter related to contract liabilities at March 31, 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	March 31, 2022	December 31, 2021
Cash and cash equivalents
Cash and time deposits		$6,979	$7,881
Available-for-sale debt securities
U.S. government and agencies	2	630	722
Corporate debt	2	4,439	5,321
Sovereign debt	2	1,186	2,105
Total available-for-sale debt securities – cash equivalents		6,255	8,148
Money market funds	1	3,114	4,038
Total cash and cash equivalents(a)		$16,349	$20,067
Marketable debt securities
U.S. government and agencies	2	$2,844	$2,071
Corporate debt	2	3,630	3,396
Mortgage and asset-backed	2	600	575
Sovereign debt	2	2,833	2,567
Total available-for-sale debt securities – marketable securities(b)		$9,907	$8,609
Restricted cash
Cash and cash equivalents		$374	$466
Money market funds	1	3,255	3,009
Total restricted cash		$3,629	$3,475

Available-for-sale debt securities included above with contractual maturities(c)
Due in one year or less		$10,681
Due between one and five years		4,831
Total available-for-sale debt securities with contractual maturities		$15,512
__________
(a)Includes $2.6 billion and $1.6 billion in Cruise at March 31, 2022 and December 31, 2021.
(b)Includes $1.5 billion in Cruise at March 31, 2022 and December 31, 2021.
(c)Excludes mortgage and asset-backed securities of $600 million at March 31, 2022 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $464 million and $504 million in the three months ended March 31, 2022 and 2021. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three months ended March 31, 2022 and 2021. Cumulative unrealized gains and losses on available-for-sale debt securities were insignificant at March 31, 2022 and December 31, 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total shown in the condensed consolidated statement of cash flows:

March 31, 2022
Cash and cash equivalents	$16,349
Restricted cash included in Other current assets	3,127
Restricted cash included in Other assets	503
Total	$19,978
Note 5. GM Financial Receivables and Transactions

	March 31, 2022			December 31, 2021
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables, net of fees	$59,503	$7,274	$66,776	$58,093	$6,609	$64,702
Less: allowance for loan losses	(1,884)	(44)	(1,928)	(1,839)	(47)	(1,886)
GM Financial receivables, net	$57,618	$7,230	$64,848	$56,254	$6,562	$62,816

Fair value of GM Financial receivables utilizing Level 2 inputs			$7,230			$6,562
Fair value of GM Financial receivables utilizing Level 3 inputs			$57,774			$57,613
__________
(a)Net of dealer cash management balances of $1.2 billion and $1.0 billion at March 31, 2022 and December 31, 2021. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended
	March 31, 2022	March 31, 2021
Allowance for loan losses at beginning of period	$1,886	$1,978
Provision for loan losses	122	(26)
Charge-offs	(275)	(253)
Recoveries	177	150
Effect of foreign currency	18	(14)
Allowance for loan losses at end of period	$1,928	$1,835

Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at March 31, 2022 and December 31, 2021:

	Year of Origination						March 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
Prime – FICO score 680 and greater	$6,019	$17,792	$11,121	$3,540	$1,912	$655	$41,039	69.0%
Near-prime – FICO score 620 to 679	856	3,569	2,153	1,089	553	274	8,494	14.3%
Sub-prime – FICO score less than 620	929	3,720	2,258	1,563	831	669	9,970	16.8%
Retail finance receivables, net of fees	$7,804	$25,081	$15,531	$6,192	$3,296	$1,599	$59,503	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Year of Origination						December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
Prime – FICO score 680 and greater	$19,729	$12,408	$4,078	$2,298	$763	$143	$39,419	67.9%
Near-prime – FICO score 620 to 679	3,856	2,388	1,229	648	274	84	8,479	14.6%
Sub-prime – FICO score less than 620	4,053	2,528	1,777	972	570	295	10,195	17.5%
Retail finance receivables, net of fees	$27,638	$17,324	$7,084	$3,918	$1,607	$522	$58,093	100.0%

GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $527 million and $602 million at March 31, 2022 and December 31, 2021. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at March 31, 2022 and December 31, 2021, as well as summary totals for March 31, 2021:

	Year of Origination						March 31, 2022		March 31, 2021
	2022	2021	2020	2019	2018	Prior	Total	Percent	Total	Percent
0-to-30 days	$7,788	$24,672	$15,197	$5,934	$3,139	$1,448	$58,179	97.8%	$52,367	98.1%
31-to-60 days	15	298	246	192	119	113	983	1.7%	741	1.4%
Greater-than-60 days	—	95	79	59	34	34	302	0.5%	257	0.5%
Finance receivables more than 30 days delinquent	15	393	325	251	153	148	1,285	2.2%	998	1.9%
In repossession	—	16	9	7	3	3	39	0.1%	32	—%
Finance receivables more than 30 days delinquent or in repossession	15	409	334	258	157	150	1,324	2.2%	1,030	1.9%
Retail finance receivables, net of fees	$7,804	$25,081	$15,531	$6,192	$3,296	$1,599	$59,503	100.0%	$53,397	100.0%

	Year of Origination						December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
0-to-30 days	$27,270	$16,945	$6,772	$3,721	$1,478	$440	$56,626	97.5%
31-to-60 days	273	276	230	147	97	60	1,083	1.8%
Greater-than-60 days	83	93	76	46	30	21	349	0.6%
Finance receivables more than 30 days delinquent	356	369	306	193	127	81	1,432	2.4%
In repossession	12	10	6	4	2	1	35	0.1%
Finance receivables more than 30 days delinquent or in repossession	368	379	312	197	129	82	1,467	2.5%
Retail finance receivables, net of fees	$27,638	$17,324	$7,084	$3,918	$1,607	$522	$58,093	100.0%

The outstanding amortized cost of retail finance receivables that are considered TDRs was $1.9 billion at March 31, 2022, including $183 million in nonaccrual loans.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Commercial Finance Receivables GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. GM Financial performs periodic credit reviews of each dealership and adjusts the dealership's risk rating, if necessary. There were no commercial finance receivables on nonaccrual status at March 31, 2022.

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at March 31, 2022 and December 31, 2021:

	Year of Origination							March 31, 2022
	Revolving	2022	2021	2020	2019	2018	Prior	Total	Percent
I	$5,834	$129	$412	$398	$102	$44	$56	$6,974	95.9%
II	204	—	4	16	13	—	3	240	3.3%
III	58	—	—	—	1	—	1	60	0.8%
IV	—	—	—	—	—	—	—	—	—%
Commercial finance receivables, net of fees	$6,095	$129	$416	$413	$115	$44	$60	$7,274	100.0%

	Year of Origination							December 31, 2021
	Revolving	2021	2020	2019	2018	2017	Prior	Total	Percent
I	$5,210	$420	$396	$120	$50	$50	$10	$6,256	94.7%
II	207	3	16	12	—	3	—	241	3.6%
III	81	8	15	2	—	2	4	112	1.7%
IV	—	—	—	—	—	—	—	—	—%
Commercial finance receivables, net of fees	$5,498	$431	$427	$134	$50	$55	$14	$6,609	100.0%
Floorplan advances comprise 94% of the total revolving balance at March 31, 2022 and December 31, 2021. Dealer term loans are presented by year of origination.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Transactions with GM Financial The following table shows transactions between our Automotive segments and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	March 31, 2022	December 31, 2021
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$122	$163
Subvention receivable(b)	$357	$282
Commercial loan funding payable	$41	$26

	Three Months Ended
	March 31, 2022	March 31, 2021
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$221	$188
Leased vehicle subvention earned	$547	$721
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive segments made cash payments to GM Financial for subvention of $439 million and $1.0 billion in the three months ended March 31, 2022 and 2021.

GM Financial's Board of Directors declared and paid dividends of $600 million on its common stock in the three months ended March 31, 2021.

Note 6. Inventories

	March 31, 2022	December 31, 2021
Total productive material, supplies and work in process	$8,695	$8,240
Finished product, including service parts	6,143	4,748
Total inventories	$14,838	$12,988

Note 7. Equipment on Operating Leases
Equipment on operating leases consists of leases to retail customers of GM Financial.

	March 31, 2022	December 31, 2021
Equipment on operating leases	$45,669	$47,423
Less: accumulated depreciation	(9,088)	(9,494)
Equipment on operating leases, net	$36,581	$37,929
The estimated residual value of our leased assets at the end of the lease term was $28.1 billion and $29.1 billion at March 31, 2022 and December 31, 2021.

Depreciation expense related to Equipment on operating leases, net was $1.2 billion and $1.7 billion in the three months ended March 31, 2022 and 2021.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Lease receipts under operating leases	$4,167	$3,790	$1,546	$213	$4	$—	$9,721

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

	Three Months Ended
	March 31, 2022	March 31, 2021
Automotive China equity income (loss)	$234	$308
Other joint ventures equity income (loss)	59	57
Total Equity income (loss)	$292	$365

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$8,992	$9,875
Automotive China JVs' net income (loss)	$505	$586
Dividends declared but not paid from our nonconsolidated affiliates were insignificant at March 31, 2022 and December 31, 2021. Dividends received from our nonconsolidated affiliates were insignificant in the three months ended March 31, 2022 and 2021. Undistributed earnings from our nonconsolidated affiliates were $2.4 billion and $2.1 billion at March 31, 2022 and December 31, 2021.

Note 9. Variable Interest Entities
Consolidated VIEs
Automotive Financing – GM Financial
GM Financial uses special purpose entities (SPEs) that are considered VIEs to issue variable funding notes to third party, bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing-related assets transferred to the VIEs (Securitized Assets). GM Financial determined that it is the primary beneficiary of the SPEs because the servicing responsibilities for the Securitized Assets give GM Financial the power to direct the activities that most significantly impact the performance of the VIEs and the variable interests in the VIEs give GM Financial the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or its other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required to provide additional financial support to these SPEs. While these subsidiaries are included in GM Financial's condensed consolidated financial statements, they are separate legal entities and the finance receivables, lease-related assets and cash held by them are legally owned by them and are not available to GM Financial's creditors or creditors of GM Financial's other subsidiaries.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	March 31, 2022	December 31, 2021
Restricted cash – current	$2,546	$2,291
Restricted cash – non-current	$407	$449
GM Financial receivables, net of fees – current	$14,518	$15,344
GM Financial receivables, net of fees – non-current	$15,799	$16,518
GM Financial equipment on operating leases, net	$16,148	$16,143
GM Financial short-term debt and current portion of long-term debt	$18,210	$19,876
GM Financial long-term debt	$19,079	$19,401

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs principally include automotive related operating entities to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support and other off-balance sheet arrangements. The carrying amounts of assets were approximately $1.0 billion and liabilities were insignificant related to our nonconsolidated VIEs at March 31, 2022. The carrying amounts of assets were approximately $850 million and liabilities were insignificant related to our nonconsolidated VIEs at December 31, 2021. Our maximum exposure to loss as a result of our involvement with these VIEs was approximately $2.1 billion, inclusive of approximately $1.0 billion and $1.2 billion in committed capital contributions to Ultium Cells LLC, at March 31, 2022 and December 31, 2021. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

Note 10. Debt

Automotive The following table presents debt in our automotive operations:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$165	$176	$192	$212
Unsecured debt(a)	16,404	17,821	16,277	19,995
Finance lease liabilities	324	328	349	362
Total automotive debt(b)	$16,893	$18,325	$16,818	$20,569

Fair value utilizing Level 1 inputs		$16,815		$19,085
Fair value utilizing Level 2 inputs		$1,509		$1,484

Available under credit facility agreements(c)		$15,188		$15,208
Weighted-average interest rate on outstanding short-term debt(d)		12.1%		9.8%
Weighted-average interest rate on outstanding long-term debt(d)		5.7%		5.8%
__________
(a)Primarily consists of senior notes.
(b)Includes net discount and debt issuance costs of $540 million and $512 million at March 31, 2022 and December 31, 2021.
(c)Excludes our 364-day, $2.0 billion facility allocated for exclusive use by GM Financial.
(d)Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
In April 2022, we renewed our 364-day, $2.0 billion revolving credit facility allocated for the exclusive use of GM Financial, which now matures on April 4, 2023.

GM Financial The following table presents debt of GM Financial:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$37,362	$37,002	$39,338	$39,401
Unsecured debt	55,552	54,648	53,223	54,357
Total GM Financial debt	$92,913	$91,649	$92,561	$93,758

Fair value utilizing Level 2 inputs		$89,810		$92,250
Fair value utilizing Level 3 inputs		$1,839		$1,508

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 9 to our condensed consolidated financial statements for additional information on GM Financial's involvement with VIEs. In the three months ended March 31, 2022, GM Financial renewed revolving credit facilities with total borrowing capacity of $1.9 billion and issued $5.2 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 1.74% and maturity dates ranging from 2023 to 2029.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the three months ended March 31, 2022, GM Financial issued $3.7 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 2.40% and maturity dates ranging from 2024 to 2032.

Note 11. Derivative Financial Instruments

Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	March 31, 2022	December 31, 2021
Derivatives not designated as hedges(a)
Foreign currency	2	$4,377	$4,228
Commodity	2	1,668	1,549
Stellantis warrants(b)	2	44	45
Total derivative financial instruments		$6,090	$5,822
__________
(a)The fair value of these derivative instruments at March 31, 2022 and December 31, 2021 and the gains/losses included in our condensed consolidated income statements for the three months ended March 31, 2022 and 2021 were insignificant, unless otherwise noted.
(b)Our 39.7 million warrants in Stellantis N.V. (Stellantis) may be exercised at any time, in one or more tranches, from August 2022 through July 2026. Upon exercise, the warrants will convert into 69.2 million common shares of Stellantis. The fair value of these warrants, located in Other assets, was $1.2 billion and $1.4 billion at March 31, 2022 and December 31, 2021. We recorded a loss in Interest income and other non-operating income, net of $197 million and a gain of $210 million in the three months ended March 31, 2022 and 2021.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	March 31, 2022			December 31, 2021
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps	2	$19,310	$11	$345	$15,058	$74	$88
Foreign currency swaps	2	—	—	—	682	—	59
Cash flow hedges
Interest rate swaps	2	709	17	4	611	12	4
Foreign currency swaps	2	7,945	79	221	7,419	85	201
Derivatives not designated as hedges(a)
Interest rate contracts	2	108,709	1,245	797	110,053	846	339
Foreign currency contracts	2	—	—	—	148	—	—
Total derivative financial instruments(b)		$136,674	$1,353	$1,368	$133,971	$1,017	$691
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three months ended March 31, 2022 and 2021 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)GM Financial held $323 million and $376 million of collateral from counterparties available for netting against GM Financial's asset positions, and posted $432 million and an insignificant amount of collateral to counterparties available for netting against GM Financial's liability positions at March 31, 2022 and December 31, 2021.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	March 31, 2022		December 31, 2021
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$1,503	$8	$1,338	$(1)
Long-term unsecured debt	24,654	146	23,626	(225)
GM Financial unsecured debt	$26,157	$153	$24,964	$(226)
__________
(a)Includes $196 million and $246 million of unamortized gains remaining on hedged items for which hedge accounting has been discontinued at March 31, 2022 and December 31, 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 12. Product Warranty and Related Liabilities

	Three Months Ended
	March 31, 2022	March 31, 2021
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$9,774	$8,242
Warranties issued and assumed in period – recall campaigns	132	120
Warranties issued and assumed in period – product warranty	461	443
Payments	(1,077)	(733)
Adjustments to pre-existing warranties	(5)	11
Effect of foreign currency and other	17	(6)
Warranty balance at end of period	9,302	8,077
Less: Supplier recoveries balance at end of period(a)	2,025	193
Warranty balance, net of supplier recoveries at end of period	$7,277	$7,884
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

	Three Months Ended
	March 31, 2022	March 31, 2021
Product warranty expense, net of recoveries
Warranties issued and assumed in period	$593	$563
Supplier recoveries accrued in period	(57)	(72)
Adjustments and other	12	5
Warranty expense, net of supplier recoveries	$548	$496

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at March 31, 2022. Refer to Note 14 to our condensed consolidated financial statements for more details.

Note 13. Pensions and Other Postretirement Benefits

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$58	$35	$4	$65	$38	$4
Interest cost	323	76	37	269	59	31
Expected return on plan assets	(750)	(139)	—	(795)	(152)	—
Amortization of prior service cost (credit)	(1)	1	(1)	(1)	1	(2)
Amortization of net actuarial losses	5	35	17	7	54	25
Net periodic pension and OPEB (income) expense	$(365)	$8	$57	$(455)	$—	$58

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income of $376 million and $483 million in the three months ended March 31, 2022 and 2021 are presented in Interest income and other non-operating income, net.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 14. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At March 31, 2022 and December 31, 2021, we had accruals of $1.4 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly, adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

GM Korea Wage Litigation GM Korea Company (GM Korea) is party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 and September 2020, the Korean labor authorities issued adverse administrative orders finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed the May 2018 and September 2020 orders. In June 2020, the Seoul High Court (an intermediate-level appellate court) ruled against GM Korea in one of the subcontract worker claims. GM Korea has appealed this decision to the Supreme Court of the Republic of Korea. At March 31, 2022, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $287 million. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $109 million at March 31, 2022. We are currently unable to estimate any possible loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax-related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2022. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters, we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $950 million at March 31, 2022.

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

There are several putative class actions that have been filed against GM, including in the federal courts in the U.S., in the Provincial Courts in Canada, and in Mexico, arising out of allegations that airbag inflators manufactured by Takata are defective. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of possible loss.

Chevrolet Bolt Recall In July 2021, we initiated a voluntary recall for certain 2017-2019 model year Chevrolet Bolt EVs due to the risk that two manufacturing defects present in the same battery cell could cause a high voltage battery fire in certain of these vehicles. Accordingly, in the three months ended June 30, 2021, we recorded a warranty accrual of $812 million. After further investigation into the manufacturing processes at our battery supplier, LG Energy Solutions (LG), and disassembling battery packs, we determined that the risk of battery cell defects was not confined to the initial recall population. As a result, in August 2021, we expanded the recall to include all 2017-2022 model year Chevrolet Bolt EV and Electric Utility Vehicles (EUVs) and recorded an additional warranty accrual of $1.2 billion in the three months ended September 30, 2021. In October 2021, we reached an agreement with LG, under which LG will reimburse GM for costs and expenses associated with the recall. As a result, in the three months ended September 30, 2021, we recognized a receivable of $1.9 billion, which substantially offsets the warranty charges we recognized in connection with the recall. These charges reflect our current best estimate for the cost of the recall remedy. The actual costs of the recall and GM's associated recovery from LG could be higher or lower. For 2017-2019 model year vehicles, the recall remedy will be to replace the high voltage battery modules in these vehicles with new modules. For 2020-2022 model year vehicles, the recall remedy will be to replace any defective high voltage battery modules in these vehicles with new modules.

In addition, putative class actions have been filed against GM in federal courts in the U.S. and in the Provincial Courts in Canada alleging that the batteries contained in the Bolt EVs and EUVs included in the recall population are defective. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of possible loss.

Opel/Vauxhall Sale In 2017, we sold the Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business) to PSA Group (now Stellantis) under a Master Agreement (the Agreement). We also sold the European financing subsidiaries and branches to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. Although the sale reduced our new vehicle presence in Europe, we may still be impacted by actions taken by regulators related to vehicles sold before the sale. Our wholly owned subsidiary (the Seller) agreed to indemnify Stellantis for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Agreement and for certain other liabilities, including certain emissions and product liabilities. Currently, various consumer lawsuits have been filed against the Seller and Stellantis in Germany, the United Kingdom, and the Netherlands alleging that Opel and Vauxhall vehicles sold by the Seller violated applicable emissions standards. We are unable to estimate any reasonably possible loss or range of loss that may result from these actions either directly or through an indemnification claim from Stellantis. The Company entered into a guarantee for the benefit of Stellantis, pursuant to which the Company agreed to guarantee the Seller's obligation to indemnify Stellantis. Certain of these indemnification obligations are subject to time limitations, thresholds and/or caps as to the amount of required payments.

Patent Royalty Matters Several owners of patents are seeking past royalties from various automotive manufacturers, including GM, for the use of certain technologies. As of December 31, 2021, we had accrued approximately $300 million relating to these matters. We have resolved substantially all of these matters and, accordingly, have reduced our total accrual by $100 million as of March 31, 2022. We currently anticipate no material reasonably possible loss in excess of amounts accrued.

Product Liability We recorded liabilities of $600 million and $587 million in Accrued liabilities and Other liabilities at March 31, 2022 and December 31, 2021 for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. We believe that any judgment against us involving our products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2022 to 2026 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on vehicles sold to date were $3.3 billion and $3.1 billion for these guarantees at March 31, 2022 and December 31, 2021, the majority of which relates to the indemnification agreements.

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

Note 15. Income Taxes
In the three months ended March 31, 2022, GM entered into a Share Purchase Agreement with SoftBank Vision Fund (AIV M2) L.P. (SoftBank), pursuant to which GM acquired SoftBank’s equity ownership stake in GM Cruise Holdings LLC (Cruise Holdings) and separately, made an additional $1.35 billion investment in Cruise in place of SoftBank. As a result, GM’s ownership in Cruise increased above the 80% threshold which allowed for inclusion of Cruise in our U.S. Federal consolidated income tax return and the release of a valuation allowance of $482 million against certain Cruise deferred tax assets. Refer to Note 16 to our condensed consolidated financial statements for additional information regarding the Share Purchase Agreement with SoftBank.

In the three months ended March 31, 2022, income tax benefit of $28 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation offset by the release of a valuation allowance against certain Cruise deferred tax assets that are considered realizable due to the reconsolidation of Cruise for U.S. tax purposes.

The effective tax rate is lower than the applicable statutory tax rate primarily due to tax benefit related to the release of the Cruise valuation allowance.

In the three months ended March 31, 2021, Income tax expense of $1.2 billion was primarily due to tax expense attributable to entities included in our effective tax rate calculation and the establishment of a valuation allowance against Cruise deferred tax assets that were considered no longer realizable.

At March 31, 2022, we had $20.4 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances.

Note 16. Stockholders' Equity and Noncontrolling Interests
We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at March 31, 2022 and December 31, 2021. We had 1.5 billion shares of common stock issued and outstanding at March 31, 2022 and December 31, 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Cruise Preferred Shares In 2021, Cruise Holdings issued $2.7 billion of Class G Preferred Shares (Cruise Class G Preferred Shares) to Microsoft Corporation (Microsoft), Walmart Inc. (Walmart) and other investors, including $1.0 billion to General Motors Holdings LLC. All proceeds related to the Cruise Class G Preferred Shares are designated exclusively for working capital and general corporate purposes of Cruise Holdings. In addition, we, Cruise Holdings and Microsoft entered into a long-term strategic relationship to accelerate the commercialization of self-driving vehicles with Microsoft being the preferred public cloud provider.

The Cruise Class G Preferred Shares participate pari passu with holders of Cruise Holdings common stock and Class F Preferred Shares (Cruise Class F Preferred Shares) in any dividends declared. The Cruise Class G and Cruise Class F Preferred Shares convert into the class of shares to be issued to the public in an initial public offering (IPO) at specified exchange ratios. No covenants or other events of default exist that can trigger redemption of the Cruise Class G and Cruise Class F Preferred Shares. The Cruise Class G and Cruise Class F Preferred Shares are entitled to receive the greater of their carrying value or a pro-rata share of any proceeds or distributions upon the occurrence of a merger, sale, liquidation or dissolution of Cruise Holdings, and are classified as noncontrolling interests in our condensed consolidated financial statements.

In March 2022, under the Share Purchase Agreement, we acquired SoftBank’s Cruise Class A-1, Class F and Class G Preferred Shares for $2.1 billion and made an additional $1.35 billion investment in Cruise in place of SoftBank. SoftBank no longer has an ownership interest in or has any rights with respect to Cruise.

Net income attributable to shareholders and transfers to the noncontrolling interest in Cruise was $2.0 billion, which includes the $909 million decrease in retained earnings for the redemption of Cruise preferred shares.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended
	March 31, 2022	March 31, 2021
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,653)	$(2,735)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)	397	(24)
Balance at end of period	$(2,256)	$(2,759)

Defined Benefit Plans
Balance at beginning of period	$(6,528)	$(10,654)
Other comprehensive income (loss) before reclassification adjustment, net of tax(b)	52	86
Reclassification adjustment, net of tax(b)	51	74
Other comprehensive income (loss), net of tax(b)	103	160
Balance at end of period(c)	$(6,425)	$(10,494)
__________
(a)The noncontrolling interests and reclassification adjustment were insignificant in the three months ended March 31, 2022 and 2021.
(b)The income tax effect was insignificant in the three months ended March 31, 2022 and 2021.
(c)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2021 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 17. Earnings Per Share

	Three Months Ended
	March 31, 2022	March 31, 2021
Basic earnings per share
Net income (loss) attributable to stockholders	$2,939	$3,022
Less: cumulative dividends on subsidiary preferred stock(a)	(952)	(46)
Net income (loss) attributable to common stockholders	$1,987	$2,976

Weighted-average common shares outstanding	1,458	1,447

Basic earnings per common share	$1.36	$2.06
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$1,987	$2,976

Weighted-average common shares outstanding – basic	1,458	1,447
Dilutive effect of awards under stock incentive plans	12	17
Weighted-average common shares outstanding – diluted	1,470	1,464

Diluted earnings per common share	$1.35	$2.03
Potentially dilutive securities(b)	6	2
__________
(a)Includes a $909 million deemed dividend related to the redemption of Cruise preferred shares from SoftBank in the three months ended March 31, 2022.
(b)Potentially dilutive securities attributable to outstanding stock options at March 31, 2022 and 2021 and RSUs at March 31, 2022, were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

Note 18. Stock Incentive Plans

GM Stock Incentive Awards We grant to certain employees RSUs, RSAs, PSUs and stock options (collectively, stock incentive awards). Total compensation expense related to the above awards was $77 million and $64 million in the three months ended March 31, 2022 and 2021. At March 31, 2022, the total unrecognized compensation expense for nonvested equity awards granted was $547 million. This expense is expected to be recorded over a weighted-average period of 1.9 years.

Cruise Stock Incentive Awards Cruise granted RSUs and stock options that will settle in common shares of Cruise Holdings in the three months ended March 31, 2022 and 2021. In March 2022, Cruise modified its RSUs that settle in Cruise common stock to remove the liquidity vesting condition such that all granted RSU awards vest solely upon satisfaction of a service condition. The service condition for the majority of these awards is satisfied over four years. Upon modification, 31 million RSUs whose service condition was previously met became immediately vested, thereby resulting in the immediate recognition of compensation expense. In addition, at Cruise's election, GM intends to conduct quarterly tender offers whereby, holders of Cruise Holdings common stock issued to settle vested awards can tender their shares generally at the fair value of Cruise’s common stock, which triggered the immediate recognition of incremental compensation expense associated with the stock options. The planned tenders results in certain awards to be classified as liabilities and other awards to be presented in temporary equity. These awards were granted under the 2018 Employee Incentive Plan approved by Cruise Holdings' Board of Directors in August 2018. Shares awarded under the plan are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plan. Stock options vest ratably over four to 10 years, as defined in the terms of each award. Stock options expire 10 years from the grant date.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Cruise Restricted Stock Units			Cruise Stock Options
	Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years	Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years

Units outstanding at January 1, 2022	66.2	$18.82	8.1	23.8	$7.07	2.0
Granted	28.7	$27.49		2.9	$15.77
Settled or exercised	—	$—		—	$—
Forfeited or expired	(2.9)	$23.67		—	$—
Units outstanding at March 31, 2022(a)	92.0	$29.00	1.1	26.7	$18.88	2.0
__________
(a) Weighted average fair values include the impact of the remeasurement triggered by the modification. Post modification, certain awards are liability-awards resulting in ongoing remeasurement based on changes to the awards fair value.

Our weighted-average assumptions used to value Cruise stock options are a dividend yield of 0.00% and 0.00%, expected volatility of 57.3% and 55.0%, a risk-free interest rate of 2.47% and 0.78% and an expected option life of 6.57 and 6.25 years for options issued during the three months ended March 31, 2022 and 2021. The expected volatility is based on the historical volatility of comparable public company data as Cruise Holdings is not publicly traded and therefore, does not have any trading history of its common stock.

Total compensation expense related to Cruise Holdings' share-based awards was $1.2 billion for the three months ended March 31, 2022, which primarily represents the impact of the modification to outstanding awards, and an insignificant amount for the three months ended March 31, 2021. No cash was paid to settle share-based awards for the three months ended March 31, 2022. Total unrecognized compensation expense for Cruise Holdings’ nonvested equity awards granted was $1.9 billion at March 31, 2022. Total units outstanding were 119 million at March 31, 2022, including 31 million of vested RSUs that will be settled during the three months ended June 30, 2022. The expense related to RSUs and stock options is expected to be recorded over a weighted-average period of two years.

Note 19. Segment Reporting

We analyze the results of our business through the following reportable segments: GMNA, GMI, Cruise and GM Financial. The chief operating decision-maker evaluates the operating results and performance of our automotive segments and Cruise through earnings before interest and income taxes (EBIT)-adjusted, which is presented net of noncontrolling interests. The chief operating decision-maker evaluates GM Financial through earnings before income taxes (EBT)-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategic initiatives. While not all vehicles within a segment are individually profitable on a fully allocated cost basis, those vehicles attract customers to dealer showrooms and help maintain sales volumes for other, more profitable vehicles and contribute towards meeting required fuel efficiency standards. As a result of these and other factors, we do not manage our business on an individual brand or vehicle basis.

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

GMNA meets the demands of customers in North America and GMI primarily meets the demands of customers outside North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily China, with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet and Wuling brands. Cruise is our global segment responsible for the development and commercialization of AV technology, and includes AV-related engineering and other costs. We provide automotive financing services through our GM Financial segment.

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

The following tables summarize key financial information by segment:

	At and For the Three Months Ended March 31, 2022
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$29,456	$3,313	$53		$32,823	$26	$3,156	$(26)	$35,979
Earnings (loss) before interest and taxes-adjusted	$3,141	$328	$(387)		$3,082	$(325)	$1,284	$4	$4,044
Adjustments(a)	$100	$—	$—		$100	$(1,057)	$—	$—	(957)
Automotive interest income									50
Automotive interest expense									(226)
Net income (loss) attributable to noncontrolling interests									(131)
Income (loss) before income taxes									2,779
Income tax benefit (expense)									28
Net income (loss)									2,807
Net loss (income) attributable to noncontrolling interests									131
Net income (loss) attributable to stockholders									$2,939
Equity in net assets of nonconsolidated affiliates	$1,217	$7,406	$—	$—	$8,623	$—	$1,779	$—	$10,402
Goodwill and intangibles	$2,213	$765	$—	$—	$2,978	$733	$1,346	$—	$5,058
Total assets	$126,454	$24,612	$35,696	$(55,702)	$131,060	$6,310	$115,312	$(1,190)	$251,492
Depreciation and amortization	$1,504	$134	$5	$—	$1,643	$12	$1,236	$—	$2,891
Impairment charges	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss)	$6	$232	$—	$—	$238	$—	$54	$—	$292
__________
(a)    Consists of the resolution of substantially all potential royalty matters, accrued in the prior period, with respect to past-year vehicle sales in GMNA; and charges related to the one-time modification of Cruise stock incentive awards.

	At and For the Three Months Ended March 31, 2021
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$25,957	$3,086	$19		$29,062	$30	$3,407	$(25)	$32,474
Earnings (loss) before interest and taxes-adjusted	$3,134	$308	$30		$3,472	$(229)	$1,182	$(8)	$4,417
Adjustments	$—	$—	$—		$—	$—	$—	$—	—
Automotive interest income									32
Automotive interest expense									(250)
Net income (loss) attributable to noncontrolling interests									(8)
Income (loss) before income taxes									4,191
Income tax benefit (expense)									(1,177)
Net income (loss)									3,014
Net loss (income) attributable to noncontrolling interests									8
Net income (loss) attributable to stockholders									$3,022

Equity in net assets of nonconsolidated affiliates	$355	$6,994	$—	$—	$7,349	$—	$1,630	$—	$8,979
Goodwill and intangibles	$2,320	$796	$—	$—	$3,116	$730	$1,339	$—	$5,185
Total assets	$113,926	$22,798	$36,271	$(53,147)	$119,848	$5,324	$114,597	$(1,358)	$238,411
Depreciation and amortization	$1,198	$132	$6	$—	$1,336	$11	$1,668	$—	$3,015
Impairment charges	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss)	$4	$307	$—	$—	$311	$—	$54	$—	$365

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, and the audited consolidated financial statements and notes thereto included in our 2021 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and Part 1, Item 1A. Risk Factors of our 2021 Form 10-K for a discussion of these risks and uncertainties. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.

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

EBIT-adjusted EBIT-adjusted is presented net of noncontrolling interests and is used by management and can be used by investors to review our consolidated operating results because it excludes automotive interest income, automotive interest expense and income taxes as well as certain additional adjustments that are not considered part of our core operations. Examples of adjustments to EBIT include, but are not limited to, impairment charges on long-lived assets and other exit costs resulting from strategic shifts in our operations or discrete market and business conditions; costs arising from legal matters; and certain currency devaluations associated with hyperinflationary economies. For EBIT-adjusted and our other non-GAAP measures, once we have made an adjustment in the current period for an item, we will also adjust the related non-GAAP measure in any future periods in which there is an impact from the item. Our corresponding measure for our GM Financial segment is EBT-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment.

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

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted:

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,
	2022	2021	2021	2020	2021	2020	2021	2020
Net income (loss) attributable to stockholders	$2,939	$3,022	$1,741	$2,846	$2,420	$4,045	$2,836	$(758)
Income tax expense (benefit)	(28)	1,177	471	642	152	887	971	(112)
Automotive interest expense	226	250	227	275	230	327	243	303
Automotive interest income	(50)	(32)	(44)	(46)	(38)	(51)	(32)	(61)
Adjustments
Cruise compensation modification(a)	1,057	—	—	—	—	—	—	—
Patent royalty matters(b)	(100)	—	250	—	—	—	—	—
GM Brazil indirect tax matters(c)	—	—	194	—	—	—	—	—
Cadillac dealer strategy(d)	—	—	—	99	158	—	17	—
GMI restructuring(e)	—	—	—	26	—	76	—	92
GM Korea wage litigation(f)	—	—	—	—	—	—	82	—
Ignition switch recall and related legal matters(g)	—	—	—	(130)	—	—	—	—
Total adjustments	957	—	444	(5)	158	76	99	92
EBIT (loss)-adjusted	$4,044	$4,417	$2,839	$3,712	$2,922	$5,284	$4,117	$(536)
_________
(a)This adjustment was excluded because it relates to the one-time modification of Cruise stock incentive awards.
(b)These adjustments were excluded because they relate to potential royalties accrued with respect to past-year vehicle sales in the three months ended December 31, 2021, and the resolution of substantially all of these matters in the three months ended March 31, 2022.
(c)This adjustment was excluded because it relates to a potential settlement with third parties in the three months ended December 31, 2021 relating to retrospective recoveries of indirect taxes in Brazil realized in prior periods.
(d)These adjustments were excluded because they relate to strategic activities to transition certain Cadillac dealers from the network as part of Cadillac's electric vehicle (EV) strategy.
(e)These adjustments were excluded because of a strategic decision to rationalize our core operations by exiting or significantly reducing our presence in various international markets to focus resources on opportunities expected to deliver higher returns. These adjustments primarily consist of employee separation charges in the three months ended December 31, 2020, supplier claims in the three months ended September 30, 2020 and inventory provisions in the three months ended June 30, 2020.
(f)This adjustment was excluded because of the unique events associated with recent Supreme Court of Korea decisions related to our salaried workers.
(g)This adjustment was excluded because of the unique events associated with the ignition switch recall.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended
	March 31, 2022		March 31, 2021
	Amount	Per Share	Amount	Per Share
Diluted earnings (loss) per common share	$1,987	$1.35	$2,976	$2.03
Adjustments(a)	957	0.65	—	—
Tax effect on adjustments(b)	(296)	(0.20)	—	—
Tax adjustments(c)	(482)	(0.33)	316	0.22
Deemed dividend adjustment(d)	909	0.62	—	—
EPS-diluted-adjusted	$3,075	$2.09	$3,292	$2.25

__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within this section of MD&A for the details of each individual adjustment.
(b)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(c)These adjustments consist of tax benefit related to the release of a valuation allowance against deferred tax assets that are considered realizable as a result of Cruise tax reconsolidation in the three months ended March 31, 2022, and tax expense related to the establishment of a valuation allowance against deferred tax assets that were considered no longer realizable for Cruise in the three months ended March 31, 2021. These adjustments were excluded because significant impacts of valuation allowances are not considered part of our core operations.
(d)This adjustment consists of a deemed dividend related to the redemption of Cruise preferred shares from SoftBank in the three months ended March 31, 2022.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended
	March 31, 2022			March 31, 2021
	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate
Effective tax rate	$2,779	$(28)	(1.0)%	$4,191	$1,177	28.1%
Adjustments(a)	1,053	296		—	—
Tax adjustment(b)		482			(316)
ETR-adjusted	$3,832	$750	19.6%	$4,191	$861	20.5%
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

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	March 31, 2022	March 31, 2021
Net income (loss) attributable to stockholders	$9.9	$9.2
Average equity(a)	$59.6	$45.7
ROE	16.7%	20.0%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income (loss) attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	March 31, 2022	March 31, 2021
EBIT (loss)-adjusted(a)	$13.9	$12.9
Average equity(b)	$59.6	$45.7
Add: Average automotive debt and interest liabilities (excluding finance leases)	16.9	24.7
Add: Average automotive net pension & OPEB liability	14.0	17.8
Less: Average automotive and other net income tax asset	(21.8)	(23.8)
ROIC-adjusted average net assets	$68.8	$64.4
ROIC-adjusted	20.2%	20.0%
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within this section of MD&A.
(b)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT (loss)-adjusted.

Overview Our vision for the future is a world with zero crashes, zero-emissions and zero congestion, which guides our growth-focused strategy to invest in EVs and AVs, software-enabled services and subscriptions and new business opportunities, while strengthening our market position in profitable internal combustion engine vehicles, such as trucks and SUVs. We have committed to an all-electric future with a core focus on zero-emission battery EVs as part of our long-term strategy. We plan to execute our strategy with a diverse team and a steadfast commitment to good citizenship through sustainable operations and a leading health and safety culture.

The automotive industry and GM are currently experiencing supply chain challenges, including the continuing global semiconductor supply shortage, which continues to impact multiple suppliers. We will continue prioritizing our most popular and in-demand vehicles, including our full-size trucks, full-size SUVs and EVs. We do not expect these challenges to impact our long-term growth and EV initiatives. In June 2021, we announced plans to increase our investment in EVs and AVs from $27.0 billion to more than $35.0 billion, through 2025, to accelerate battery and EV assembly capacity.

We continue to monitor the impact of the COVID-19 pandemic, and government actions and measures taken to prevent its spread, and the potential to affect our operations. Refer to Part I, Item 1A. Risk Factors of our 2021 Form 10-K for further discussion of these risks.

We also face continuing market, operating and regulatory challenges in several countries across the globe due to, among other factors, weak economic conditions, competitive pressures, our product portfolio offerings, heightened emissions standards, labor disruptions, foreign exchange volatility, rising material and services prices driven by inflationary pressures, evolving trade policy and political uncertainty. Refer to Part I, Item 1A. Risk Factors of our 2021 Form 10-K for a discussion of these challenges.

As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These actions could give rise to future asset impairments or other charges, which may have a material impact on our operating results.

For the year ending December 31, 2022, we expect Net income attributable to stockholders of between $9.6 billion and $11.2 billion, EBIT-adjusted of between $13.0 billion and $15.0 billion, EPS-diluted of between $5.76 and $6.76 and EPS-diluted-adjusted of between $6.50 and $7.50. We do not consider the potential impact of future adjustments on our expected financial results.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles expected Net income attributable to stockholders under U.S. GAAP to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2022
Net income attributable to stockholders	$ 9.6-11.2
Income tax expense	1.6-2.0
Automotive interest expense, net	0.8
Adjustments(a)	1.0
EBIT-adjusted(b)	$ 13.0-15.0
________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within the MD&A for the details of each individual adjustment.
(b)We do not consider the potential future impact of adjustments on our expected financial results.

The following table reconciles expected EPS-diluted under U.S. GAAP to expected EPS-diluted-adjusted:

Year Ending December 31, 2022
Diluted earnings per common share	$ 5.76-6.76
Adjustments(a)	0.74
EPS-diluted-adjusted(b)	$ 6.50-7.50
________
(a)Refer to the reconciliation of diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted within the MD&A for the details of each individual adjustment.
(b)We do not consider the potential future impact of adjustments on our expected financial results.

GMNA Industry sales in North America were 4.1 million units in the three months ended March 31, 2022, representing a decrease of 14.3% compared to the corresponding period in 2021. U.S. industry sales were 3.4 million units in the three months ended March 31, 2022, representing a decrease of 15.7% compared to the corresponding period in 2021.

Our total vehicle sales in the U.S., our largest market in North America, were 0.5 million units for market share of 15.2% in the three months ended March 31, 2022, representing a decrease of 0.8 percentage points compared to the corresponding period in 2021.

We expect to sustain relatively strong EBIT-adjusted margins in 2022 on the continued strength of favorable vehicle pricing and strong U.S. industry light vehicle demand, partially offset by higher costs associated with commodities, raw materials and logistics. Our outlook is dependent on the pricing environment, continuing improvement of supply chain challenges and overall economic conditions. As a result of supply chain challenges, we experienced interruptions to our planned production schedules and continue to prioritize production of our most popular and in-demand products, including our full-size trucks, full-size SUVs and EVs. Additionally, we have been manufacturing vehicles without the impacted components and expect to hold these vehicles in our inventory until they are completed and sold to our dealers.

GMI Industry sales in China were 5.8 million units in the three months ended March 31, 2022, representing a decrease of 13.4% compared to the corresponding period in 2021. Our total vehicle sales in China were 0.6 million units for market share of 10.6% in the three months ended March 31, 2022, representing a decrease of 1.1 percentage points compared to the corresponding period in 2021, reflecting the impact of the semiconductor shortage and COVID-19 restrictions on global original equipment manufacturers. The ongoing global semiconductor supply shortage, macro-economic impact and local restrictions due to COVID-19 and geopolitical tensions continue to place pressure on China's automotive industry and our vehicle sales in China. Our Automotive China JVs generated equity income of $0.2 billion in the three months ended March 31, 2022. Although price competition, higher costs associated with commodities and raw materials and a more challenging regulatory environment related to emissions, fuel consumption and new energy vehicles will place pressure on our operations in China, we will continue to build upon our strong brands, network, and partnerships in China as well as drive improvements in vehicle mix and cost.

Outside of China, industry sales were 5.8 million units in the three months ended March 31, 2022, representing a decrease of 6.9% compared to the corresponding period in 2021. Our total vehicle sales outside of China were 0.2 million units for a market share of 3.7% in the three months ended March 31, 2022, representing an increase of 0.2 percentage points compared to the corresponding period in 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We historically operated a small import business in Russia and sold GM-badged vehicles into Russia through GM’s alliance partner in Uzbekistan. GM’s current direct and indirect profitability in Russia is insignificant. With Russia’s recent invasion of Ukraine, western sanctions on Russia have and may continue to progressively increase. In addition, reputational, legal and other concerns may impact our ability to operate in Russia. As of the end of February, we suspended our exports into Russia and instructed our Russian sales company to cease selling vehicles within Russia. In April, we took additional actions to extend the suspension of our Russian business, including the cessation of commercial operations. We continue to monitor the evolving situation. Because of the deteriorating business environment in Russia and ongoing sanctions, our ability to operate in Russia in the future is uncertain. In the event we were to lose control of our Russian sales company or are otherwise unable to operate again in Russia, we would expect to record a non-cash charge of approximately $0.6 billion to write off our investment and release accumulated translation losses. These charges would be considered special for EBIT-adjusted and EPS-diluted-adjusted purposes. We also expect to incur insignificant cash charges for employee severance and other local obligations. In addition, we are monitoring the situation and its macroeconomic impacts on our financial position and results of operations.

Cruise Gated by safety and regulation, Cruise continues to make significant progress towards commercialization of a network of on-demand AVs in the United States and globally. In 2021, Cruise received a driverless test permit from the California Public Utilities Commission (CPUC) to provide unpaid rides to the public in driverless vehicles and received approval of its Autonomous Vehicle Deployment Permit from the California Department of Motor Vehicles to commercially deploy driverless AVs. Cruise will need one additional permit from the CPUC to charge the public for driverless rides in California. Refer to the "Liquidity and Capital Resources" section of this MD&A for information about GM's additional investment in Cruise.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the three months ended March 31, 2022, 28.4% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended
	March 31, 2022		March 31, 2021
GMNA	694	83.5%	664	80.9%
GMI	137	16.5%	157	19.1%
Total	831	100.0%	821	100.0%

Total vehicle sales data represents: (1) retail sales (i.e., sales to consumers who purchase new vehicles from dealers or distributors); (2) fleet sales (i.e., sales to large and small businesses, governments, and daily rental car companies); and (3) vehicles used by dealers in their business. Total vehicle sales data for periods presented prior to 2022 reflect courtesy transportation vehicles used by U.S. dealers in their business; beginning in 2022, we stopped including such dealership courtesy transportation vehicles in total vehicle sales until such time as those vehicles were sold to the end customer. Total vehicle sales data includes all sales by joint ventures on a total vehicle basis, not based on our percentage ownership interest in the joint venture. Certain joint venture agreements in China allow for the contractual right to report vehicle sales of non-GM trademarked vehicles by those joint ventures, which are included in the total vehicle sales we report for China. While total vehicle sales data does not correlate directly to the revenue we recognize during a particular period, we believe it is indicative of the underlying demand for our vehicles. Total vehicle sales data represents management's good faith estimate based on sales reported by GM's dealers, distributors, and joint ventures, commercially available data sources such as registration and insurance data, and internal estimates and forecasts when other data is not available.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended
	March 31, 2022			March 31, 2021
	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	3,383	513	15.2%	4,014	642	16.0%
Other	687	88	12.8%	735	104	14.2%
Total North America	4,070	601	14.8%	4,749	746	15.7%
Asia/Pacific, Middle East and Africa
China(a)	5,796	613	10.6%	6,696	780	11.7%
Other	5,016	122	2.4%	5,357	100	1.9%
Total Asia/Pacific, Middle East and Africa	10,811	735	6.8%	12,053	880	7.3%
South America
Brazil	405	50	12.4%	528	75	14.2%
Other	388	40	10.3%	357	43	12.0%
Total South America	793	90	11.4%	885	118	13.3%
Total in GM markets	15,675	1,426	9.1%	17,688	1,744	9.9%
Total Europe	3,742	—	—%	3,939	—	—%
Total Worldwide(b)(c)	19,416	1,427	7.3%	21,627	1,744	8.1%
United States
Cars	670	47	7.0%	857	61	7.1%
Trucks	883	287	32.5%	1,059	307	29.0%
Crossovers	1,830	179	9.8%	2,098	274	13.1%
Total United States	3,383	513	15.2%	4,014	642	16.0%
China(a)
SGMS		263			347
SGMW		350			433
Total China	5,796	613	10.6%	6,696	780	11.7%
__________
(a)Includes sales by the Automotive China JVs: SAIC General Motors Sales Co., Ltd. (SGMS) and SAIC GM Wuling Automobile Co., Ltd. (SGMW).
(b)Cuba, Iran, North Korea, Sudan and Syria are subject to broad economic sanctions. Accordingly, these countries are excluded from industry sales data and corresponding calculation of market share.
(c)As of March 2022, GM is no longer importing vehicles or parts to Russia, Belarus and other sanctioned provinces in Ukraine.

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
GMNA	142	133
GMI	67	60
Total fleet sales	209	193

Fleet sales as a percentage of total vehicle sales	14.7%	11.1%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Used vehicle prices were sustained at high levels for the three months ended March 31, 2022, primarily due to low new vehicle inventory. The high levels of used vehicle prices also resulted in gains on terminations of leased vehicles of $0.4 billion included in GM Financial interest, operating and other expenses for the three months ended March 31, 2022 and 2021. For the remainder of 2022, GM Financial expects used vehicle prices to decrease relative to 2021 levels, but to remain above pre-pandemic levels, primarily due to sustained low new vehicle inventory. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	March 31, 2022			December 31, 2021
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$16,134	850	67.2%	$16,696	897	67.3%
Trucks	7,741	256	20.3%	7,886	264	19.8%
SUVs	2,952	75	5.9%	3,104	80	5.9%
Cars	1,278	83	6.5%	1,430	93	7.0%
Total	$28,105	1,264	100.0%	$29,116	1,334	100.0%

GM Financial's penetration of our retail sales in the U.S. was 46% in the three months ended March 31, 2022 and 44% in the corresponding period in 2021. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America increased to 79% in the three months ended March 31, 2022 from 72% in the three months ended March 31, 2021. In the three months ended March 31, 2022, GM Financial's revenue consisted of leased vehicle income of 65%, retail finance charge income of 30% and commercial finance charge income of 2%.

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

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	March 31, 2022	March 31, 2021			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$29,456	$25,957	$3,499	13.5%	$1.0	$0.4	$1.8	$0.3
GMI	3,313	3,086	227	7.4%	$(0.3)	$0.3	$0.2	$—
Corporate	53	19	34	n.m.		$—		$—
Automotive	32,823	29,062	3,761	12.9%	$0.7	$0.7	$2.1	$0.3
Cruise	26	30	(4)	(13.3)%				$—
GM Financial	3,156	3,407	(251)	(7.4)%				$(0.3)
Eliminations/reclassifications	(26)	(25)	(1)	4.0%		$—		$—
Total net sales and revenue	$35,979	$32,474	$3,505	10.8%	$0.7	$0.7	$2.1	$—
__________
n.m. = not meaningful

Refer to the regional sections of this MD&A for additional information on volume, mix and price.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	March 31, 2022	March 31, 2021			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$25,096	$21,962	$(3,134)	(14.3)%	$(0.7)	$(0.5)	$(2.0)	$—
GMI	3,015	2,897	(118)	(4.1)%	$0.3	$(0.2)	$(0.1)	$—
Corporate	112	29	(83)	n.m.		$—	$(0.1)	$—
Cruise	1,132	227	(905)	n.m.			$(0.9)
Eliminations	—	—	—	—%		$—	$—
Total automotive and other cost of sales	$29,353	$25,115	$(4,238)	(16.9)%	$(0.5)	$(0.7)	$(3.1)	$—
__________
n.m. = not meaningful

In the three months ended March 31, 2022, increased Cost was primarily due to: (1) increased material and freight costs of $1.1 billion; (2) increased costs of $0.8 billion related to modification of Cruise stock incentive awards; (3) increased manufacturing costs of $0.5 billion; (4) increased costs of $0.3 billion primarily related to parts and accessories sales; and (5) increased engineering costs of $0.2 billion primarily related to accelerating our EV portfolio.

Refer to the regional sections of this MD&A for additional information on volume and mix.

Automotive and Other Selling, General and Administrative Expense

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2022	March 31, 2021		%
Automotive and other selling, general and administrative expense	$2,504	$1,803	$(701)	(38.9)%

In the three months ended March 31, 2022, Automotive and other selling, general and administrative expense increased primarily due to increased costs of $0.3 billion related to modification of Cruise stock incentive awards and several insignificant items.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2022	March 31, 2021		%
Interest income and other non-operating income, net	$517	$799	$(282)	(35.3)%

Interest income and other non-operating income, net decreased primarily due to $0.2 billion in losses in the three months ended March 31, 2022 compared to $0.2 billion in gains in the three months ended March 31, 2021 related to Stellantis warrants.

Income Tax Expense (Benefit)

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2022	March 31, 2021		%
Income tax expense (benefit)	$(28)	$1,177	$1,205	n.m.
_________
n.m. = not meaningful

In the three months ended March 31, 2022, Income tax expense decreased primarily due to Cruise valuation allowance adjustments and lower pre-tax income.

For the three months ended March 31, 2022, our ETR-adjusted was 19.6%. We expect our adjusted effective tax rate to be approximately 20% for the year ending December 31, 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Refer to Note 15 to our condensed consolidated financial statements for additional information related to Income tax expense (benefit).

GM North America

	Three Months Ended		Favorable / (Unfavorable)	%	Variance Due To
	March 31, 2022	March 31, 2021			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$29,456	$25,957	$3,499	13.5%	$1.0	$0.4	$1.8		$0.3
EBIT (loss)-adjusted	$3,141	$3,134	$7	0.2%	$0.3	$(0.1)	$1.8	$(2.2)	$0.1
EBIT (loss)-adjusted margin	10.7%	12.1%	(1.4)%
	(Vehicles in thousands)
Wholesale vehicle sales	694	664	30	4.5%

GMNA Total Net Sales and Revenue In the three months ended March 31, 2022, Total net sales and revenue increased primarily due to: (1) favorable price primarily due to lower incentives as a result of low dealer inventory levels; (2) increased net wholesale volumes primarily due to increased sales of full-size pickup trucks and full-size SUVs; (3) favorable mix associated with increased sales of full-size SUVs and full-size pickup trucks, and lower sales of certain passenger cars, partially offset by increased sales of crossover vehicles.

GMNA EBIT (Loss)-Adjusted In the three months ended March 31, 2022, EBIT-adjusted was consistent with the three months ended March 31, 2021 primarily due to: (1) favorable price; and (2) increased net wholesale volumes; offset by (3) unfavorable Cost primarily due to increased material and freight cost of $1.0 billion, increased manufacturing cost of $0.4 billion, increased selling, general and administrative costs of $0.2 billion and increased engineering cost including accelerating our EV portfolio.

GM International

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	March 31, 2022	March 31, 2021		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$3,313	$3,086	$227	7.4%	$(0.3)	$0.3	$0.2		$—
EBIT (loss)-adjusted	$328	$308	$20	6.5%	$(0.1)	$0.1	$0.2	$(0.1)	$(0.2)
EBIT (loss)-adjusted margin	9.9%	10.0%	(0.1)%
Equity income (loss) — Automotive China	$234	$308	$(74)	(24.0)%
EBIT (loss)-adjusted — excluding Equity income	$94	$—	$94	n.m.
	(Vehicles in thousands)
Wholesale vehicle sales	137	157	(20)	(12.7)%
__________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT (loss)-adjusted above.

GMI Total Net Sales and Revenue In the three months ended March 31, 2022, Total net sales and revenue increased primarily due to: (1) favorable mix in South America, Asia/Pacific and the Middle East; and (2) favorable pricing across multiple vehicle lines in South America; partially offset by (3) decreased wholesale volumes due to supply chain constraints, including the semiconductor shortage.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMI EBIT (Loss)-Adjusted In the three months ended March 31, 2022, EBIT-adjusted increased primarily due to: (1) favorable price; and (2) favorable mix; partially offset by (3) decreased wholesale volumes; (4) unfavorable Cost primarily due to increased material costs; and (5) unfavorable Other primarily due to decreased equity income and foreign currency effect resulting from the weakening of various currencies against the U.S. dollar.

We view the Chinese market as important to our global growth strategy and are employing a multi-brand strategy. In the coming years we plan to leverage our global architectures to increase the number of product offerings under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the local Baojun and Wuling brands while we are accelerating the development and rollout of EVs across our brands in China in response to our commitment to an all-electric future. We operate in the Chinese market through a number of joint ventures and maintaining strong relationships with our joint venture partners is an important part of our China growth strategy.

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Wholesale vehicle sales, including vehicles exported to markets outside of China	602	675
Total net sales and revenue	$8,992	$9,875
Net income (loss)	$505	$586

Cruise

	Three Months Ended		Favorable / (Unfavorable)	%
	March 31, 2022	March 31, 2021
Total net sales and revenue(a)	$26	$30	$(4)	(13.3)%
EBIT (loss)-adjusted(b)	$(325)	$(229)	$(96)	(41.9)%
__________
(a)Primarily reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three months ended March 31, 2022 and 2021.
(b)Excludes $1.1 billion in compensation expense in the three months ended March 31, 2022 resulting from modification of the Cruise stock incentive awards.

Cruise EBIT (Loss)-Adjusted In the three months ended March 31, 2022, EBIT (loss)-adjusted increased primarily due to an increase in development costs as we progress towards the commercialization of a network of on-demand AVs in the United States and globally.

GM Financial

	Three Months Ended		Increase/ (Decrease)	%
	March 31, 2022	March 31, 2021
Total revenue	$3,156	$3,407	$(251)	(7.4)%
Provision for loan losses	$122	$(26)	$148	n.m.
EBT (loss)-adjusted	$1,284	$1,182	$102	8.6%
Average debt outstanding (dollars in billions)	$92.8	$93.9	$(1.1)	(1.2)%
Effective rate of interest paid	2.5%	2.8%	(0.3)%
__________
n.m. = not meaningful

GM Financial Revenue In the three months ended March 31, 2022, total revenue decreased primarily due to decreased leased vehicle income of $0.3 billion primarily due to a decrease in the size of the leased vehicles portfolio.

GM Financial EBT-Adjusted In the three months ended March 31, 2022, EBT-adjusted increased primarily due to: (1) increased leased vehicle income net of leased vehicle expenses of $0.1 billion primarily due to decreased depreciation on leased vehicles resulting from increased residual value estimates and a decrease in the size of the portfolio, partially offset by a decrease in lease termination gains; (2) decreased interest expense of $0.1 billion primarily due to decreased credit spreads on GM Financial debt, as well as a decrease in the average debt outstanding; partially offset by (3) increased provision for loan

GENERAL MOTORS COMPANY AND SUBSIDIARIES

losses of $0.1 billion primarily due to a reduction in reserve levels recorded in the three months ended March 31, 2021 as a result of actual credit performance that was better than forecast, as well as favorable expectations for charge-offs and recoveries to reflect improved forecast economic conditions.

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

Our known current material uses of cash include, among other possible demands: (1) capital spending and our investments in Ultium Cells LLC, our battery joint venture, of approximately $9.0 billion to $10.0 billion annually over the medium term in addition to payments for engineering and product development activities; (2) payments associated with the previously announced vehicle recalls and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; and (4) payments associated with the previously announced liquidity program for holders of equity-based incentive awards issued to employees of Cruise pursuant to Cruise's 2018 Equity Incentive Plan, which we expect to be $1.0 billion to $1.5 billion in 2022, with ongoing expenditures thereafter. Our material future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on the three objectives of our capital allocation program: (1) grow our business at an average target ROIC-adjusted rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18 billion; and (3) after the first two objectives are met, return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors, not less than once annually.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. Risk Factors of our 2021 Form 10-K, some of which are outside of our control.

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

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable debt securities and funds available under credit facilities. The amount of available liquidity is subject to seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. We have not significantly changed the management of our liquidity, including our allocation of available liquidity, our portfolio composition and our investment guidelines since December 31, 2021. Refer to Part II, Item 7. MD&A of our 2021 Form 10-K.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $15.5 billion at March 31, 2022 and December 31, 2021. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use of GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.3 billion at March 31, 2022 and December 31, 2021.

In April 2022, we renewed our 364-day, $2.0 billion revolving credit facility allocated for the exclusive use of GM Financial, which now matures on April 4, 2023. If available capacity permits, GM Financial continues to have access to our automotive credit facilities. GM Financial did not have borrowings outstanding against any of these facilities at March 31, 2022 and December 31, 2021. We had intercompany loans from GM Financial of $0.1 billion and $0.2 billion at March 31, 2022 and December 31, 2021, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany

GENERAL MOTORS COMPANY AND SUBSIDIARIES

loans to GM Financial at March 31, 2022 and December 31, 2021. Refer to Note 5 to our condensed consolidated financial statements for additional information.

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of March 31, 2022 and determined we are in compliance and expect to remain in compliance in the future.

In March 2022, under the Share Purchase Agreement, we acquired SoftBank's equity ownership stake in Cruise for $2.1 billion, and separately, we made an additional $1.35 billion investment in Cruise in place of SoftBank.

The following table summarizes our Automotive available liquidity (dollars in billions):

	March 31, 2022	December 31, 2021
Automotive cash and cash equivalents	$9.3	$14.5
Marketable debt securities	8.4	7.1
Automotive cash, cash equivalents and marketable debt securities	17.7	21.6
Available under credit facilities(a)	15.2	15.2
Total Automotive available liquidity	$32.9	$36.8
__________
(a)We had letters of credit outstanding under our sub-facility of $0.3 billion at March 31, 2022 and December 31, 2021.

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Three Months Ended March 31, 2022
Operating cash flow	$1.6
Capital expenditures	(1.6)
Purchase of SoftBank's equity stake in Cruise	(2.1)
GM investment in Cruise	(1.4)
Investment in Ultium Cells LLC	(0.2)
Other non-operating	(0.3)
Total change in automotive available liquidity	$(4.0)

Automotive Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2022	March 31, 2021
Operating Activities
Net income (loss)	$2.6	$2.7	$(0.1)
Depreciation, amortization and impairment charges	1.6	1.3	0.3
Pension and OPEB activities	(0.5)	(0.6)	0.1
Working capital	(0.9)	(3.3)	2.4
Accrued and other liabilities and income taxes	(1.0)	(1.5)	0.5
Other	(0.2)	0.3	(0.5)
Net automotive cash provided by (used in) operating activities	$1.6	$(1.1)	$2.7

In the three months ended March 31, 2022, the increase in Net automotive cash provided by (used in) operating activities was primarily due to working capital; partially offset by lower dividends received from GM Financial of $0.6 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Change
	March 31, 2022	March 31, 2021
Investing Activities
Capital expenditures	$(1.6)	$(0.9)	$(0.7)
Acquisitions and liquidations of marketable securities, net	(1.5)	2.2	(3.7)
GM investment in Cruise	(1.4)	(1.0)	(0.4)
Investment in Ultium Cells LLC	(0.2)	—	(0.2)
Other(a)	(2.1)	(0.1)	(2.0)
Net automotive cash provided by (used in) investing activities	$(6.8)	$0.2	$(7.0)
__________
(a)Includes $2.1 billion related to the redemption of Cruise preferred shares from SoftBank in the three months ended March 31, 2022.

In the three months ended March 31, 2022, cash used in acquisitions and liquidations of marketable securities, net increased due to acquisitions of securities and investments compared to liquidations of securities to fund operating activities and investments during the three months ended March 31, 2021.

	Three Months Ended		Change
	March 31, 2022	March 31, 2021
Financing Activities
Net proceeds (payments) from short-term debt	$—	$(0.2)	$0.2
Other	(0.2)	0.2	(0.4)
Net automotive cash provided by (used in) financing activities	$(0.2)	$—	$(0.2)

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the three months ended March 31, 2022, net automotive cash provided by operating activities under U.S. GAAP was $1.6 billion, capital expenditures were $1.6 billion, and adjustments for management actions were insignificant.

In the three months ended March 31, 2021, net automotive cash used in operating activities under U.S. GAAP was $1.1 billion, capital expenditures were $0.9 billion, and adjustments for management actions were insignificant.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investors Service and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. All credit ratings remained unchanged since December 31, 2021.

Cruise Liquidity In January 2022, Cruise Holdings met the requirements for commercial deployment under its agreements with SoftBank, which triggered SoftBank's obligation to purchase additional Cruise convertible preferred shares for $1.35 billion. In March 2022, GM made the additional $1.35 billion investment in Cruise in place of SoftBank following GM's acquisition of SoftBank's equity ownership stake in Cruise pursuant to the Share Purchase Agreement.

Additionally, in March 2022, GM and Cruise announced a liquidity program for holders of equity-based incentive awards issued to the employees of Cruise pursuant to Cruise's 2018 Equity Incentive Plan, under which GM will purchase newly issued Cruise common stock to fund the withholding tax on vested awards and GM will conduct tender offers for Cruise common stock issued to settle vested awards. Refer to Note 16 to our condensed consolidated financial statements for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes Cruise's available liquidity (dollars in billions):

	March 31, 2022	December 31, 2021
Cruise cash and cash equivalents	$2.6	$1.6
Cruise marketable securities	1.5	1.5
Total Cruise available liquidity(a)	$4.1	$3.1
__________
(a)Excludes a multi-year credit agreement between Cruise and GM Financial whereby Cruise can request to borrow, over time, up to an aggregate of $5.0 billion, through 2024, to fund exclusively the purchase of AVs from GM.

The following table summarizes the changes in Cruise's available liquidity (dollars in billions):

Three Months Ended March 31, 2022
Operating cash flow	$(0.3)
GM investment in Cruise	1.4
Total change in Cruise available liquidity	$1.0

Cruise Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2022	March 31, 2021
Net cash provided by (used in) operating activities	$(0.3)	$(0.2)	$(0.1)
Net cash provided by (used in) investing activities	$—	$(0.9)	$0.9
Net cash provided by (used in) financing activities	$1.3	$2.5	$(1.2)

Automotive Financing – GM Financial Liquidity GM Financial's primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, net proceeds from credit facilities, securitizations, secured and unsecured borrowings and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases and funding of finance receivables and leased vehicles, repayment or repurchases of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured credit facilities, interest costs, operating expenses, income taxes and dividend payments. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt between secured and unsecured debt. The following table summarizes GM Financial's available liquidity (dollars in billions):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$4.5	$4.0
Borrowing capacity on unpledged eligible assets	21.8	19.2
Borrowing capacity on committed unsecured lines of credit	0.6	0.5
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$29.0	$25.7

At March 31, 2022, GM Financial's available liquidity increased from December 31, 2021 due to increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt, and increase in cash and cash equivalents. GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at March 31, 2022 and December 31, 2021. Refer to the Automotive Liquidity section of this MD&A for additional details.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At March 31, 2022, secured, committed unsecured and uncommitted unsecured credit facilities totaled $26.2 billion, $0.7 billion and $1.2 billion with advances outstanding of $1.6 billion, an insignificant amount and $1.2 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2022	March 31, 2021
Net cash provided by (used in) operating activities	$1.2	$1.5	$(0.3)
Net cash provided by (used in) investing activities	$(1.0)	$(1.6)	$0.6
Net cash provided by (used in) financing activities	$0.5	$1.4	$(0.9)

In the three months ended March 31, 2022, Net cash provided by operating activities decreased primarily due to: (1) a decrease in leased vehicle income of $0.3 billion; and (2) a decrease in derivative collateral posting activities of $0.2 billion; partially offset by (3) a decrease in interest paid of $0.2 billion.

In the three months ended March 31, 2022, Net cash used in investing activities decreased primarily due to: (1) a decrease in purchases of leased vehicles of $3.1 billion; partially offset by (2) a decrease in the proceeds from termination of leased vehicles of $1.2 billion; (3) a decrease in collections and recoveries on finance receivables of $0.9 billion; and (4) an increase in purchases and originations of finance receivables of $0.4 billion.

In the three months ended March 31, 2022, Net cash provided by financing activities decreased primarily due to: (1) a decrease in borrowings of $3.3 billion; partially offset by (2) a decrease in debt repayments of $1.8 billion; and (3) a decrease in dividend payments of $0.6 billion.

Critical Accounting Estimates The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A in our 2021 Form 10-K.

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may include "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and are often identified by words like “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions. In making these statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new products, services, technologies and customer experiences in response to increased competition and changing consumer preferences in the automotive industry; (2) our ability to timely fund and introduce new and improved vehicle models, including EVs, that are able to attract a sufficient number of consumers; (3) our ability to profitably deliver a broad portfolio of EVs that will help drive consumer adoption; (4) the success of our current line of full-size SUVs and full-size pickup trucks; (5) our highly competitive industry, which has been historically characterized by excess manufacturing capacity and the use of incentives, and the introduction of new and improved vehicle models by our competitors; (6) the unique technological, operational, regulatory and competitive risks related to the timing and commercialization of AVs; (7) risks associated with climate change, including increased regulation of greenhouse gas emissions, our transition to EVs and the potential increased impacts of severe weather events; (8) global automobile market sales volume, which can be volatile; (9) prices and uncertain availability of raw materials and commodities used by us and our suppliers, and instability in logistics and related costs; (10) our business in China, which is subject to unique operational, competitive, regulatory and economic risks; (11) the success of our ongoing strategic business relationships and of our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (12) the international scale and footprint of our operations, which exposes us to a variety of unique political, economic, competitive and regulatory risks, including the risk of changes in government leadership and laws (including labor, trade, tax and other laws), political

GENERAL MOTORS COMPANY AND SUBSIDIARIES

uncertainty or instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, changes in foreign exchange rates and interest rates, economic downturns in the countries in which we operate, differing local product preferences and product requirements, changes to and compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements and union relationships, differing dealer and franchise regulations and relationships, difficulties in obtaining financing in foreign countries, and public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 pandemic; (13) any significant disruption, including any work stoppages, at any of our manufacturing facilities; (14) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (15) the ongoing COVID-19 pandemic; (16) the success of any restructurings or other cost reduction actions; (17) the possibility that competitors may independently develop products and services similar to ours, or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (18) our ability to manage risks related to security breaches and other disruptions to our information technology systems and networked products, including connected vehicles and in-vehicle systems; (19) our ability to comply with increasingly complex, restrictive and punitive regulations relating to our enterprise data practices, including the collection, use, sharing and security of the Personal Identifiable Information of our customers, employees, or suppliers; (20) our ability to comply with extensive laws, regulations and policies applicable to our operations and products, including those relating to fuel economy, emissions and AVs; (21) costs and risks associated with litigation and government investigations; (22) the costs and effect on our reputation of product safety recalls and alleged defects in products and services; (23) any additional tax expense or exposure; (24) our continued ability to develop captive financing capability through GM Financial; and (25) any significant increase in our pension funding requirements. A further list and description of these risks, uncertainties and other factors can be found in our 2021 Form 10-K and our subsequent filings with the SEC.

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

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since December 31, 2021. For further discussion on market risk, refer to Part II, Item 7A. of our 2021 Form 10-K.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2022 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, due to the COVID-19 pandemic, we are monitoring our control environment with increased vigilance to ensure all increased risks are mitigated. For additional information refer to Part I, Item 1A. Risk Factors of our 2021 Form 10-K.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II
Item 1. Legal Proceedings

The Michigan Department of Environment, Great Lakes, and Energy (EGLE) issued three Violation Notices in June 2021, October 2021, and January 2022, alleging violations of air emissions requirements at the Company's Saginaw, Michigan facility. In April 2022, EGLE proposed a settlement of the alleged violations that would include, among other items, payment of a civil penalty of approximately $1.0 million, enhanced emissions testing, and other corrective actions to address the alleged violations. The Company is still in settlement negotiations with EGLE.

The discussion under "Litigation-Related Liability and Tax Administrative Matters" in Note 14 to our condensed consolidated financial statements is incorporated by reference into this Part II, Item 1.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2021 Form 10-K.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended March 31, 2022:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
January 1, 2022 through January 31, 2022	7,227	$62.98	—	$3.3 billion
February 1, 2022 through February 28, 2022	2,324,296	$48.83	—	$3.3 billion
March 1, 2022 through March 31, 2022	—	$—	—	$3.3 billion
Total	2,331,523	$48.87	—
_______
(a)Shares purchased consist of shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs and PSUs relating to compensation plans. Refer to our 2021 Form 10-K for additional details on employee stock incentive plans.
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
Incorporated by Reference
10.1*	Form of Performance Share Unit Award Agreement No.3 under the General Motors Company 2020 Long-Term Incentive Plan	Filed Herewith
10.2*	Form of Non-Qualified Stock Option Award Agreement No.2 under the General Motors Company 2020 Long-Term Incentive Plan	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
_________

*	Management contracts or compensatory plans and arrangements.
*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	April 27, 2022