Form 10-Q
period 2022-06-30
General Motors Co
filed 2022-07-26
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 13, 2022 there were 1,458,048,958 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales and revenue
Automotive	$32,614	$30,744	$65,437	$59,811
GM Financial	3,145	3,423	6,301	6,830
Total net sales and revenue (Note 3)	35,759	34,167	71,738	66,641
Costs and expenses
Automotive and other cost of sales	29,261	27,266	58,614	52,381
GM Financial interest, operating and other expenses	2,089	1,894	4,015	4,173
Automotive and other selling, general and administrative expense	2,293	2,125	4,797	3,928
Total costs and expenses	33,643	31,285	67,426	60,482
Operating income (loss)	2,116	2,882	4,313	6,159
Automotive interest expense	234	243	460	493
Interest income and other non-operating income, net	295	784	812	1,583
Equity income (loss) (Note 8)	(45)	327	247	692
Income (loss) before income taxes	2,132	3,750	4,912	7,941
Income tax expense (benefit) (Note 15)	490	971	462	2,148
Net income (loss)	1,642	2,779	4,449	5,793
Net loss (income) attributable to noncontrolling interests	50	57	181	65
Net income (loss) attributable to stockholders	$1,692	$2,836	$4,631	$5,858

Net income (loss) attributable to common stockholders	$1,666	$2,790	$3,653	$5,767

Earnings per share (Note 17)
Basic earnings per common share	$1.14	$1.92	$2.51	$3.98
Weighted-average common shares outstanding – basic	1,458	1,451	1,458	1,449
Diluted earnings per common share	$1.14	$1.90	$2.49	$3.93
Weighted-average common shares outstanding – diluted	1,465	1,468	1,468	1,466

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$1,642	$2,779	$4,449	$5,793
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	(349)	302	(10)	297
Defined benefit plans	275	28	378	188
Other comprehensive income (loss), net of tax	(74)	330	368	485
Comprehensive income (loss)	1,568	3,109	4,817	6,278
Comprehensive income (loss) attributable to noncontrolling interests	61	57	206	72
Comprehensive income (loss) attributable to stockholders	$1,629	$3,166	$5,023	$6,350

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$16,710	$20,067
Marketable debt securities (Note 4)	10,124	8,609
Accounts and notes receivable, net of allowance of $214 and $192	12,417	7,394
GM Financial receivables, net of allowance of $782 and $703 (Note 5; Note 9 at VIEs)	28,479	26,649
Inventories (Note 6)	16,859	12,988
Other current assets (Note 4; Note 9 at VIEs)	6,504	6,396
Total current assets	91,094	82,103
Non-current Assets
GM Financial receivables, net of allowance of $1,245 and $1,183 (Note 5; Note 9 at VIEs)	38,227	36,167
Equity in net assets of nonconsolidated affiliates (Note 8)	9,733	9,677
Property, net	41,943	41,115
Goodwill and intangible assets, net	5,013	5,087
Equipment on operating leases, net (Note 7; Note 9 at VIEs)	35,307	37,929
Deferred income taxes	21,038	21,152
Other assets (Note 4; Note 9 at VIEs)	11,161	11,488
Total non-current assets	162,423	162,615
Total Assets	$253,517	$244,718

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$25,890	$20,391
Short-term debt and current portion of long-term debt (Note 10)
Automotive	662	463
GM Financial (Note 9 at VIEs)	31,644	33,257
Accrued liabilities	21,203	20,297
Total current liabilities	79,398	74,408
Non-current Liabilities
Long-term debt (Note 10)
Automotive	16,121	16,355
GM Financial (Note 9 at VIEs)	61,960	59,304
Postretirement benefits other than pensions (Note 13)	5,629	5,743
Pensions (Note 13)	7,358	8,008
Other liabilities	14,677	15,085
Total non-current liabilities	105,744	104,495
Total Liabilities	185,142	178,903
Commitments and contingencies (Note 14)
Noncontrolling Interest - Cruise Stock Incentive Awards (Note 18)	115	—
Equity (Note 16)
Common stock, $0.01 par value	15	15
Additional paid-in capital	27,261	27,061
Retained earnings	45,554	41,937
Accumulated other comprehensive loss	(8,876)	(9,269)
Total stockholders’ equity	63,954	59,744
Noncontrolling interests	4,306	6,071
Total Equity	68,260	65,815
Total Liabilities and Equity	$253,517	$244,718

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net income (loss)	$4,449	$5,793
Depreciation and impairment of Equipment on operating leases, net	2,427	3,218
Depreciation, amortization and impairment charges on Property, net	3,320	2,815
Foreign currency remeasurement and transaction (gains) losses	75	(25)
Undistributed earnings of nonconsolidated affiliates, net	(201)	16
Pension contributions and OPEB payments	(401)	(425)
Pension and OPEB income, net	(602)	(803)
Provision (benefit) for deferred taxes	79	1,813
Change in other operating assets and liabilities	(3,919)	(3,974)
Net cash provided by (used in) operating activities	5,228	8,428
Cash flows from investing activities
Expenditures for property	(3,829)	(2,451)
Available-for-sale marketable securities, acquisitions	(5,605)	(4,090)
Available-for-sale marketable securities, liquidations	3,838	6,926
Purchases of finance receivables, net	(17,229)	(17,485)
Principal collections and recoveries on finance receivables	13,660	11,946
Purchases of leased vehicles, net	(6,203)	(12,439)
Proceeds from termination of leased vehicles	7,549	10,868
Other investing activities	(409)	(285)
Net cash provided by (used in) investing activities	(8,227)	(7,010)
Cash flows from financing activities
Net increase (decrease) in short-term debt	1,015	2,365
Proceeds from issuance of debt (original maturities greater than three months)	23,596	25,955
Payments on debt (original maturities greater than three months)	(22,264)	(27,035)
Issuance (redemptions) of subsidiary preferred stock (Note 16)	(2,127)	1,736
Dividends paid	(81)	(94)
Other financing activities	(901)	(90)
Net cash provided by (used in) financing activities	(762)	2,837
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(66)	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,827)	4,248
Cash, cash equivalents and restricted cash at beginning of period	23,542	23,117
Cash, cash equivalents and restricted cash at end of period	$19,715	$27,365

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$4,163	$3,668

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity (Permanent Equity)	Noncontrolling Interest Cruise Stock Incentive Awards (Temporary Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2021	$14	$26,542	$31,962	$(13,488)	$4,647	$49,677	$—
Net income (loss)	—	—	3,022	—	(8)	3,014	—
Other comprehensive income (loss)	—	—	—	162	(7)	155	—
Issuance (redemption) of subsidiary preferred stock (Note 16)	—	—	—	—	1,537	1,537	—
Stock based compensation	—	132	—	—	—	132	—
Dividends to noncontrolling interests	—	—	—	—	(61)	(61)	—
Other	—	(7)	4	—	(8)	(11)	—
Balance at March 31, 2021	14	26,667	34,988	(13,326)	6,100	54,443	—
Net income (loss)	—	—	2,836	—	(57)	2,779	—
Other comprehensive income (loss)	—	—	—	330	—	330	—
Issuance (redemption) of subsidiary preferred stock (Note 16)	—	—	—	—	199	199	—
Stock based compensation	—	177	(4)	—	—	173	—
Dividends to noncontrolling interests	—	—	—	—	(64)	(64)	—
Other	1	—	(14)	—	29	16	—
Balance at June 30, 2021	$15	$26,844	$37,806	$(12,996)	$6,207	$57,876	$—

Balance at January 1, 2022	$15	$27,061	$41,937	$(9,269)	$6,071	$65,815	$—
Net income (loss)	—	—	2,939	—	(131)	2,807	—
Other comprehensive income (loss)	—	—	—	456	(13)	442	—
Issuance (redemption) of subsidiary preferred stock (Note 16)	—	—	(909)	—	(1,215)	(2,124)	—
Stock based compensation	—	(31)	(1)	—	—	(32)	289
Dividends to noncontrolling interests	—	—	(12)	—	(1)	(14)	—
Other	—	(15)	(74)	—	(31)	(120)	—
Balance at March 31, 2022	15	27,015	43,879	(8,814)	4,679	66,774	289
Net income (loss)	—	—	1,692	—	(50)	1,642	—
Other comprehensive income (loss)	—	—	—	(62)	(12)	(74)	—
Issuance (redemption) of subsidiary preferred stock	—	—	—	—	(3)	(3)	—
Stock based compensation	—	93	—	—	—	93	—
Dividends to noncontrolling interests	—	—	—	—	(50)	(50)	—
Other	—	153	(17)	—	(258)	(122)	(174)
Balance at June 30, 2022	$15	$27,261	$45,554	$(8,876)	$4,306	$68,260	$115

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

Stock Incentive Plans Our stock incentive plans include Restricted Stock Units (RSUs), Restricted Stock Awards (RSAs), Performance Stock Units (PSUs), stock options and awards that may be settled in our stock, the stock of our subsidiaries or in cash. We measure and record compensation expense based on the fair value of GM or Cruise's common stock on the date of grant for RSUs, RSAs and PSUs and the grant date fair value, determined utilizing a lattice model or the Black-Scholes formula for stock options and PSUs. We record compensation cost for service-based RSUs, RSAs, PSUs and service-based stock options on a straight-line basis over the entire vesting period, or for retirement eligible employees over the requisite service period. In March 2022, all outstanding RSUs that settle in Cruise’s common stock were modified to remove the liquidity vesting condition. Prospectively, RSUs that will settle in Cruise’s common stock will vest solely upon satisfaction of a service condition. Compensation cost for awards that do not have an established accounting grant date, but for which the service inception date has been established, or are settled in cash is based generally on the fair value of GM or Cruise's common stock at the end of each reporting period. Compensation cost is also recorded on stock issued to settle awards based on the fair value of Cruise's common stock until such time that the stock has been issued for more than six months. We use the graded vesting method to record compensation cost for stock options with market conditions over the lesser of the vesting period or the time period an employee becomes eligible to retain the award at retirement.

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

Note 3. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended June 30, 2022
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$27,826	$3,466	$22	$31,314	$—	$—	$—	$31,314
Used vehicles	137	6	—	143	—	—	—	143
Services and other	797	336	25	1,158	25	—	(25)	1,158
Automotive net sales and revenue	28,760	3,807	47	32,614	25	—	(25)	32,614
Leased vehicle income	—	—	—	—	—	1,989	—	1,989
Finance charge income	—	—	—	—	—	1,062	—	1,062
Other income	—	—	—	—	—	95	(1)	94
GM Financial net sales and revenue	—	—	—	—	—	3,146	(1)	3,145
Net sales and revenue	$28,760	$3,807	$47	$32,614	$25	$3,146	$(26)	$35,759

	Three Months Ended June 30, 2021
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$26,993	$2,475	$2	$29,470	$—	$—	$—	$29,470
Used vehicles	137	13	—	150	—	—	—	150
Services and other	802	304	19	1,125	25	—	(26)	1,124
Automotive net sales and revenue	27,932	2,792	21	30,745	25	—	(26)	30,744
Leased vehicle income	—	—	—	—	—	2,304	—	2,304
Finance charge income	—	—	—	—	—	1,036	—	1,036
Other income	—	—	—	—	—	86	(3)	83
GM Financial net sales and revenue	—	—	—	—	—	3,426	(3)	3,423
Net sales and revenue	$27,932	$2,792	$21	$30,745	$25	$3,426	$(29)	$34,167

	Six Months Ended June 30, 2022
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$56,398	$6,479	$27	$62,904	$—	$—	$—	$62,904
Used vehicles	212	11	—	223	—	—	—	223
Services and other	1,606	630	73	2,309	51	—	(50)	2,310
Automotive net sales and revenue	58,216	7,120	100	65,437	51	—	(50)	65,437
Leased vehicle income	—	—	—	—	—	4,056	—	4,056
Finance charge income	—	—	—	—	—	2,072	—	2,072
Other income	—	—	—	—	—	175	(2)	173
GM Financial net sales and revenue	—	—	—	—	—	6,302	(2)	6,301
Net sales and revenue	$58,216	$7,120	$100	$65,437	$51	$6,302	$(52)	$71,738

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Six Months Ended June 30, 2021
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$51,913	$5,276	$2	$57,191	$—	$—	$—	$57,191
Used vehicles	365	26	—	391	—	—	—	391
Services and other	1,611	576	38	2,225	55	—	(51)	2,229
Automotive net sales and revenue	53,889	5,878	40	59,807	55	—	(51)	59,811
Leased vehicle income	—	—	—	—	—	4,625	—	4,625
Finance charge income	—	—	—	—	—	2,052	—	2,052
Other income	—	—	—	—	—	156	(3)	153
GM Financial net sales and revenue	—	—	—	—	—	6,833	(3)	6,830
Net sales and revenue	$53,889	$5,878	$40	$59,807	$55	$6,833	$(54)	$66,641

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales increased revenue by $320 million and $350 million in the three months ended June 30, 2022 and 2021.
Contract liabilities in our Automotive segments primarily consist of maintenance, extended warranty and other service contracts of $2.9 billion and $2.5 billion at June 30, 2022 and December 31, 2021, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $307 million and $726 million related to contract liabilities in the three and six months ended June 30, 2022 and $294 million and $689 million in the three and six months ended June 30, 2021. We expect to recognize revenue of $901 million in the six months ending December 31, 2022 and $752 million, $428 million and $827 million in the years ending December 31, 2023, 2024 and thereafter related to contract liabilities at June 30, 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	June 30, 2022	December 31, 2021
Cash and cash equivalents
Cash and time deposits		$9,092	$7,881
Available-for-sale debt securities
U.S. government and agencies	2	152	722
Corporate debt	2	3,371	5,321
Sovereign debt	2	955	2,105
Total available-for-sale debt securities – cash equivalents		4,478	8,148
Money market funds	1	3,140	4,038
Total cash and cash equivalents(a)		$16,710	$20,067
Marketable debt securities
U.S. government and agencies	2	$2,921	$2,071
Corporate debt	2	3,570	3,396
Mortgage and asset-backed	2	605	575
Sovereign debt	2	3,028	2,567
Total available-for-sale debt securities – marketable securities(b)		$10,124	$8,609
Restricted cash
Cash and cash equivalents		$366	$466
Money market funds	1	2,639	3,009
Total restricted cash		$3,005	$3,475

Available-for-sale debt securities included above with contractual maturities(c)
Due in one year or less		$9,103
Due between one and five years		4,831
Total available-for-sale debt securities with contractual maturities		$13,934
__________
(a)Includes $1.8 billion and $1.6 billion in Cruise at June 30, 2022 and December 31, 2021.
(b)Includes $1.8 billion and $1.5 billion in Cruise at June 30, 2022 and December 31, 2021.
(c)Excludes mortgage and asset-backed securities of $605 million at June 30, 2022 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $494 million and $557 million in the three months ended June 30, 2022 and 2021 and $1.0 billion and $1.1 billion in the six months ended June 30, 2022 and 2021. Net unrealized losses on available-for-sale debt securities were insignificant in the three months ended June 30, 2022 and 2021. Net unrealized losses on available-for-sale debt were $261 million and insignificant in the six months ended June 30, 2022 and 2021. Cumulative unrealized losses on available-for-sale debt securities were $276 million and insignificant at June 30, 2022 and December 31, 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total shown in the condensed consolidated statement of cash flows:

June 30, 2022
Cash and cash equivalents	$16,710
Restricted cash included in Other current assets	2,509
Restricted cash included in Other assets	496
Total	$19,715
Note 5. GM Financial Receivables and Transactions

	June 30, 2022			December 31, 2021
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables, net of fees	$61,208	$7,526	$68,733	$58,093	$6,609	$64,702
Less: allowance for loan losses	(1,987)	(40)	(2,027)	(1,839)	(47)	(1,886)
GM Financial receivables, net	$59,220	$7,486	$66,706	$56,254	$6,562	$62,816

Fair value of GM Financial receivables utilizing Level 2 inputs			$7,486			$6,562
Fair value of GM Financial receivables utilizing Level 3 inputs			$58,528			$57,613
__________
(a)Net of dealer cash management balances of $1.3 billion and $1.0 billion at June 30, 2022 and December 31, 2021. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Allowance for loan losses at beginning of period	$1,928	$1,835	$1,886	$1,978
Provision for loan losses	198	59	320	33
Charge-offs	(247)	(204)	(521)	(457)
Recoveries	161	146	339	296
Effect of foreign currency	(14)	14	4	—
Allowance for loan losses at end of period	$2,027	$1,850	$2,027	$1,850

Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at June 30, 2022 and December 31, 2021:

	Year of Origination						June 30, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
Prime – FICO score 680 and greater	$12,052	$16,089	$9,915	$3,048	$1,574	$464	$43,141	70.5%
Near-prime – FICO score 620 to 679	1,704	3,183	1,883	932	459	204	8,366	13.7%
Sub-prime – FICO score less than 620	1,826	3,323	1,986	1,356	699	512	9,701	15.8%
Retail finance receivables, net of fees	$15,582	$22,595	$13,784	$5,337	$2,732	$1,179	$61,208	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Year of Origination						December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
Prime – FICO score 680 and greater	$19,729	$12,408	$4,078	$2,298	$763	$143	$39,419	67.9%
Near-prime – FICO score 620 to 679	3,856	2,388	1,229	648	274	84	8,479	14.6%
Sub-prime – FICO score less than 620	4,053	2,528	1,777	972	570	295	10,195	17.5%
Retail finance receivables, net of fees	$27,638	$17,324	$7,084	$3,918	$1,607	$522	$58,093	100.0%

GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $583 million and $602 million at June 30, 2022 and December 31, 2021. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at June 30, 2022 and December 31, 2021, as well as summary totals for June 30, 2021:

	Year of Origination						June 30, 2022		June 30, 2021
	2022	2021	2020	2019	2018	Prior	Total	Percent	Total	Percent
0-to-30 days	$15,468	$22,088	$13,426	$5,076	$2,577	$1,046	$59,681	97.5%	$55,187	97.9%
31-to-60 days	88	369	262	193	117	99	1,129	1.8%	856	1.5%
Greater-than-60 days	23	118	87	62	35	31	355	0.6%	286	0.5%
Finance receivables more than 30 days delinquent	111	487	350	254	152	130	1,484	2.4%	1,142	2.0%
In repossession	3	19	9	6	3	3	43	0.1%	28	0.1%
Finance receivables more than 30 days delinquent or in repossession	114	506	358	260	155	133	1,527	2.5%	1,170	2.1%
Retail finance receivables, net of fees	$15,582	$22,595	$13,784	$5,337	$2,732	$1,179	$61,208	100.0%	$56,357	100.0%

	Year of Origination						December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total	Percent
0-to-30 days	$27,270	$16,945	$6,772	$3,721	$1,478	$440	$56,626	97.5%
31-to-60 days	273	276	230	147	97	60	1,083	1.8%
Greater-than-60 days	83	93	76	46	30	21	349	0.6%
Finance receivables more than 30 days delinquent	356	369	306	193	127	81	1,432	2.4%
In repossession	12	10	6	4	2	1	35	0.1%
Finance receivables more than 30 days delinquent or in repossession	368	379	312	197	129	82	1,467	2.5%
Retail finance receivables, net of fees	$27,638	$17,324	$7,084	$3,918	$1,607	$522	$58,093	100.0%

The outstanding amortized cost of retail finance receivables that are considered TDRs was $1.9 billion at June 30, 2022, including $200 million in nonaccrual loans.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Commercial Finance Receivables GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. GM Financial performs periodic credit reviews of each dealership and adjusts the dealership's risk rating, if necessary. There were no commercial finance receivables on nonaccrual status at June 30, 2022.

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at June 30, 2022 and December 31, 2021:

	Year of Origination							June 30, 2022
	Revolving	2022	2021	2020	2019	2018	Prior	Total	Percent
I	$5,954	$339	$390	$387	$99	$42	$38	$7,249	96.3%
II	184	15	1	—	12	—	2	214	2.8%
III	59	1	2	—	1	—	—	63	0.8%
IV	—	—	—	—	—	—	—	—	—%
Commercial finance receivables, net of fees	$6,197	$355	$392	$387	$112	$42	$40	$7,526	100.0%

	Year of Origination							December 31, 2021
	Revolving	2021	2020	2019	2018	2017	Prior	Total	Percent
I	$5,210	$420	$396	$120	$50	$50	$10	$6,256	94.7%
II	207	3	16	12	—	3	—	241	3.6%
III	81	8	15	2	—	2	4	112	1.7%
IV	—	—	—	—	—	—	—	—	—%
Commercial finance receivables, net of fees	$5,498	$431	$427	$134	$50	$55	$14	$6,609	100.0%

Floorplan advances comprise 93% and 94% of the total revolving balance at June 30, 2022 and December 31, 2021. Dealer term loans are presented by year of origination.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Transactions with GM Financial The following table shows transactions between our Automotive segments and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	June 30, 2022	December 31, 2021
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$133	$163
Subvention receivable(b)	$475	$282
Commercial loan funding payable	$41	$26

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$235	$211	$455	$399
Leased vehicle subvention earned	$500	$704	$1,047	$1,425
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive segments made cash payments to GM Financial for subvention of $561 million and $1.0 billion in the three months ended June 30, 2022 and 2021 and $1.0 billion and $2.0 billion in the six months ended June 30, 2022 and 2021.

GM Financial's Board of Directors declared and paid dividends of $750 million and $600 million on its common stock in the three months ended June 30, 2022 and 2021 and $750 million and $1.2 billion in the six months ended June 30, 2022 and 2021.

Note 6. Inventories

	June 30, 2022	December 31, 2021
Total productive material, supplies and work in process	$10,698	$8,240
Finished product, including service parts	6,161	4,748
Total inventories	$16,859	$12,988
Inventories at June 30, 2022 and December 31, 2021 include vehicles that were manufactured without certain components as a result of supply chain disruptions, including with respect to semiconductors.

Note 7. Equipment on Operating Leases
Equipment on operating leases consists of leases to retail customers of GM Financial.

	June 30, 2022	December 31, 2021
Equipment on operating leases	$43,925	$47,423
Less: accumulated depreciation	(8,618)	(9,494)
Equipment on operating leases, net	$35,307	$37,929
The estimated residual value of our leased assets at the end of the lease term was $26.9 billion and $29.1 billion at June 30, 2022 and December 31, 2021.

Depreciation expense related to Equipment on operating leases, net was $1.2 billion and $1.5 billion in the three months ended June 30, 2022 and 2021 and $2.4 billion and $3.2 billion in the six months ended June 30, 2022 and 2021.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Lease receipts under operating leases	$2,791	$4,179	$1,977	$422	$22	$—	$9,393

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Automotive China equity income (loss)	$(87)	$276	$147	$584
Other joint ventures equity income (loss)	42	51	100	108
Total Equity income (loss)	$(45)	$327	$247	$692

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2021.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$6,083	$8,954	$15,074	$18,830
Automotive China JVs' net income (loss)	$(207)	$527	$298	$1,113
Dividends declared but not paid from our nonconsolidated affiliates were $878 million and an insignificant amount at June 30, 2022 and December 31, 2021. Dividends received from our nonconsolidated affiliates were insignificant in the three and six months ended June 30, 2022 and $693 million and $709 million in the three and six months ended June 30, 2021. Undistributed earnings from our nonconsolidated affiliates were $2.3 billion and $2.1 billion at June 30, 2022 and December 31, 2021. In July 2022, approximately $400 million of the dividends declared from our nonconsolidated affiliates were paid.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	June 30, 2022	December 31, 2021
Restricted cash – current	$2,309	$2,291
Restricted cash – non-current	$410	$449
GM Financial receivables, net of fees – current	$15,816	$15,344
GM Financial receivables, net of fees – non-current	$16,077	$16,518
GM Financial equipment on operating leases, net	$16,266	$16,143
GM Financial short-term debt and current portion of long-term debt	$17,626	$19,876
GM Financial long-term debt	$20,417	$19,401

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs principally include automotive related operating entities to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support and other off-balance sheet arrangements. The carrying amounts of assets were approximately $1.2 billion and liabilities were insignificant related to our nonconsolidated VIEs at June 30, 2022. The carrying amounts of assets were approximately $850 million and liabilities were insignificant related to our nonconsolidated VIEs at December 31, 2021. Our maximum exposure to loss as a result of our involvement with these VIEs was approximately $3.2 billion and $2.1 billion, inclusive of approximately $1.9 billion and $1.2 billion in committed capital contributions to Ultium Cells LLC, at June 30, 2022 and December 31, 2021. Our maximum exposure to loss, and required capital contributions, could increase by $750 million depending on Ultium Cells LLC’s ability to raise debt proceeds. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

Note 10. Debt

Automotive The following table presents debt in our automotive operations:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$147	$153	$192	$212
Unsecured debt(a)	16,335	16,017	16,277	19,995
Finance lease liabilities	302	303	349	362
Total automotive debt(b)	$16,783	$16,473	$16,818	$20,569

Fair value utilizing Level 1 inputs		$15,144		$19,085
Fair value utilizing Level 2 inputs		$1,329		$1,484

Available under credit facility agreements(c)		$15,111		$15,208
Weighted-average interest rate on outstanding short-term debt(d)		14.1%		9.8%
Weighted-average interest rate on outstanding long-term debt(d)		5.7%		5.8%
__________
(a)Primarily consists of senior notes.
(b)Includes net discount and debt issuance costs of $511 million and $512 million at June 30, 2022 and December 31, 2021.
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

GM Financial The following table presents debt of GM Financial:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$38,095	$37,584	$39,338	$39,401
Unsecured debt	55,509	53,148	53,223	54,357
Total GM Financial debt	$93,603	$90,732	$92,561	$93,758

Fair value utilizing Level 2 inputs		$89,003		$92,250
Fair value utilizing Level 3 inputs		$1,729		$1,508

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 9 to our condensed consolidated financial statements for additional information on GM Financial's involvement with VIEs. In the six months ended June 30, 2022, GM Financial renewed revolving credit facilities with total borrowing capacity of $10.6 billion and issued $12.3 billion in aggregate principal amount of securitization notes payable with an initial weighted average interest rate of 2.57% and maturity dates ranging from 2023 to 2029.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the six months ended June 30, 2022, GM Financial issued $7.6 billion in aggregate principal amount of senior notes with an initial weighted average interest rate of 3.35% and maturity dates ranging from 2024 to 2032.

Note 11. Derivative Financial Instruments

Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	June 30, 2022	December 31, 2021
Derivatives not designated as hedges(a)
Foreign currency	2	$4,948	$4,228
Commodity	2	1,245	1,549
Stellantis warrants(b)	2	42	45
Total derivative financial instruments		$6,235	$5,822
__________
(a)The fair value of these derivative instruments at June 30, 2022 and December 31, 2021 and the gains/losses included in our condensed consolidated income statements for the three and six months ended June 30, 2022 and 2021 were insignificant, unless otherwise noted.
(b)Our 39.7 million warrants in Stellantis N.V. (Stellantis) may be exercised at any time, in one or more tranches, from August 2022 through July 2026. Upon exercise, the warrants will convert into 69.2 million common shares of Stellantis. The fair value of these warrants, located in Other assets, was $1.0 billion and $1.4 billion at June 30, 2022 and December 31, 2021. We recorded a loss in Interest income and other non-operating income, net of $221 million and a gain of $154 million in the three months ended June 30, 2022 and 2021 and a loss of $419 million and a gain of $364 million in the six months ended June 30, 2022 and 2021.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	June 30, 2022			December 31, 2021
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps	2	$21,600	$2	$536	$15,058	$74	$88
Foreign currency swaps	2	—	—	—	682	—	59
Cash flow hedges
Interest rate swaps	2	806	25	—	611	12	4
Foreign currency swaps	2	7,444	7	649	7,419	85	201
Derivatives not designated as hedges(a)
Interest rate contracts	2	109,673	1,526	1,183	110,053	846	339
Foreign currency contracts	2	—	—	—	148	—	—
Total derivative financial instruments(b)		$139,523	$1,560	$2,368	$133,971	$1,017	$691
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and six months ended June 30, 2022 and 2021 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)GM Financial held $272 million and $376 million of collateral from counterparties available for netting against GM Financial's asset positions, and posted $864 million and an insignificant amount of collateral to counterparties available for netting against GM Financial's liability positions at June 30, 2022 and December 31, 2021.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	June 30, 2022		December 31, 2021
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$3,042	$8	$1,338	$(1)
Long-term unsecured debt	25,604	446	23,626	(225)
GM Financial unsecured debt	$28,646	$454	$24,964	$(226)
__________
(a)Includes an insignificant amount and $246 million of unamortized gains remaining on hedged items for which hedge accounting has been discontinued at June 30, 2022 and December 31, 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 12. Product Warranty and Related Liabilities

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$9,302	$8,077	$9,774	$8,242
Warranties issued and assumed in period – recall campaigns	189	1,328	322	1,449
Warranties issued and assumed in period – product warranty	449	463	909	905
Payments	(1,012)	(786)	(2,088)	(1,519)
Adjustments to pre-existing warranties	77	81	72	92
Effect of foreign currency and other	(35)	17	(19)	11
Warranty balance at end of period	8,969	9,180	8,969	9,180
Less: Supplier recoveries balance at end of period(a)	1,637	190	1,637	190
Warranty balance, net of supplier recoveries at end of period	$7,332	$8,990	$7,332	$8,990
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Product Warranty Expense, Net of Recoveries
Warranties issued and assumed in period	$638	$1,791	$1,231	$2,354
Supplier recoveries accrued in period	(81)	(88)	(138)	(160)
Adjustments and other	41	98	53	103
Warranty expense, net of supplier recoveries	$598	$1,801	$1,146	$2,297

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at June 30, 2022. Refer to Note 14 to our condensed consolidated financial statements for more details.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 13. Pensions and Other Postretirement Benefits

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$58	$33	$4	$66	$32	$5
Interest cost	323	74	37	268	61	31
Expected return on plan assets	(750)	(135)	—	(794)	(158)	—
Amortization of prior service cost (credit)	—	1	(2)	(1)	2	(1)
Amortization of net actuarial losses	4	34	17	6	54	23
Net periodic pension and OPEB (income) expense	$(365)	$7	$56	$(455)	$(9)	$58

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$116	$68	$8	$131	$70	$9
Interest cost	646	150	74	537	120	62
Expected return on plan assets	(1,500)	(274)	—	(1,589)	(310)	—
Amortization of prior service cost (credit)	(1)	2	(3)	(2)	3	(3)
Amortization of net actuarial losses	9	69	34	13	108	48
Net periodic pension and OPEB (income) expense	$(730)	$15	$113	$(910)	$(9)	$116

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income of $376 million and $485 million in the three months ended June 30, 2022 and 2021 and $752 million and $968 million in the six months ended June 30, 2022 and 2021 are presented in Interest income and other non-operating income, net.

Note 14. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. We had accruals of $1.3 billion and $1.4 billion in Accrued liabilities and Other liabilities at June 30, 2022 and December 31, 2021. In many matters, it is inherently difficult to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly, adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

GM Korea Wage Litigation GM Korea Company (GM Korea) is party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 and September 2020, the Korean labor authorities issued adverse administrative orders finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed the May 2018 and September 2020 orders. In June 2020, the Seoul High Court (an intermediate-level appellate court) ruled against GM Korea in one of the subcontract worker claims. Although GM Korea has appealed this decision to the Supreme Court of the Republic of Korea (Korea Supreme Court), GM Korea has since hired certain of its subcontract workers as full-time employees. At June 30, 2022, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $249 million. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $95 million at June 30, 2022. We are currently unable to estimate any possible loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

Other Litigation-Related Liability and Tax Administrative Matters Various other legal actions, including class actions, governmental investigations, claims and proceedings are pending against us or our related companies or joint ventures, including, but not limited to, matters arising out of alleged product defects; employment-related matters; product and workplace

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
safety, vehicle emissions and fuel economy regulations; product warranties; financial services; dealer, supplier and other contractual relationships; government regulations relating to competition issues; tax-related matters not subject to the provision of Accounting Standards Codification 740, "Income Taxes" (indirect tax-related matters); product design, manufacture and performance; consumer protection laws; and environmental protection laws, including laws regulating air emissions, water discharges, waste management and environmental remediation from stationary sources.

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

Indirect tax-related matters are being litigated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax-related tax exposures. The various non-U.S. labor-related matters include claims from current and former employees related to alleged unpaid wage, benefit, severance and other compensation matters. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. Some of the matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2022. We believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated. For indirect tax-related matters, we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $1.0 billion at June 30, 2022.

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

Patent Royalty Matters Several owners of patents are seeking past royalties from various automotive manufacturers, including GM, for the use of certain technologies. As of December 31, 2021, we had accrued approximately $300 million relating to these matters. We have resolved substantially all of these matters and, accordingly, reduced our total accrual by $100 million in the three months ended March 31, 2022. We currently anticipate no material reasonably possible loss in excess of amounts accrued.

Product Liability We recorded liabilities of $617 million and $587 million in Accrued liabilities and Other liabilities at June 30, 2022 and December 31, 2021 for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. We believe that any judgment against us involving our products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2022 to 2026 or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on vehicles sold to date were $3.4 billion and $3.1 billion for these guarantees at June 30, 2022 and December 31, 2021, the majority of which relates to the indemnification agreements.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 15. Income Taxes
In the three months ended June 30, 2022 and 2021, Income tax expense of $490 million and $971 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation.

In the six months ended June 30, 2022, Income tax expense of $462 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation, partially offset by the release of a valuation allowance against certain Cruise deferred tax assets that were considered realizable due to the reconsolidation of Cruise for U.S. tax purposes. In the six months ended June 30, 2021, Income tax expense of $2.1 billion was primarily due to tax expense attributable to entities included in our effective tax rate calculation and the establishment of a valuation allowance against Cruise deferred tax assets that were considered no longer realizable.

In the six months ended June 30, 2022, GM entered into a Share Purchase Agreement with SoftBank Vision Fund (AIV M2) L.P. (SoftBank), pursuant to which GM acquired SoftBank’s equity ownership stake in GM Cruise Holdings LLC (Cruise Holdings) and separately, made an additional $1.35 billion investment in Cruise in place of SoftBank. As of March 31, 2022, GM’s ownership in Cruise increased above the 80% threshold which allowed for inclusion of Cruise in our U.S. Federal consolidated income tax return and the release of a valuation allowance of $482 million against certain Cruise deferred tax assets. Refer to Note 16 to our condensed consolidated financial statements for additional information regarding the Share Purchase Agreement with SoftBank.

At June 30, 2022, we had $20.2 billion of net deferred tax assets consisting of net operating losses and income tax credits, capitalized research expenditures and other timing differences that are available to offset future income tax liabilities, partially offset by valuation allowances.

Note 16. Stockholders' Equity and Noncontrolling Interests
We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at June 30, 2022 and December 31, 2021. We had 1.5 billion shares of common stock issued and outstanding at June 30, 2022 and December 31, 2021.

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

Cruise Common Shares In the three months ended June 30, 2022, Cruise Holdings issued $0.7 billion of Class B Common Shares to settle vested awards under Cruise's 2018 Employee Incentive Plan. In addition, Cruise Holdings issued $0.4 billion of Class B Common Shares, primarily to us, to fund the payment of statutory tax withholding obligations resulting from the settlement or exercise of vested awards. Also, GM conducted a quarterly tender offer and paid $0.2 billion in cash to settle tendered Cruise Class B Common Shares. The Class B Common Shares are classified as noncontrolling interests in our condensed consolidated financial statements except for certain shares that are liability classified that have a recorded value of $0.4 billion at June 30, 2022. Refer to Note 18 for additional information on Cruise stock incentive awards.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Net income attributable to shareholders and transfers to the noncontrolling interest in Cruise was $2.0 billion, which includes the $909 million decrease in retained earnings for the redemption of Cruise preferred shares for the period ended March 31, 2022. The effect on the equity attributable to us for the changes in our ownership interest in Cruise and other subsidiaries during the three months ended June 30, 2022 was insignificant.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,256)	$(2,759)	$(2,653)	$(2,735)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)	(301)	314	96	290
Balance at end of period	$(2,557)	$(2,445)	$(2,557)	$(2,445)

Defined Benefit Plans
Balance at beginning of period	$(6,425)	$(10,494)	$(6,528)	$(10,654)
Other comprehensive income (loss) before reclassification adjustment, net of tax(b)	226	(48)	278	38
Reclassification adjustment, net of tax(b)	49	76	100	150
Other comprehensive income (loss), net of tax(b)	275	28	378	188
Balance at end of period(c)	$(6,150)	$(10,466)	$(6,150)	$(10,466)
__________
(a)The noncontrolling interests and reclassification adjustment were insignificant in the three and six months ended June 30, 2022 and 2021.
(b)The income tax effect was insignificant in the three and six months ended June 30, 2022 and 2021.
(c)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2021 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 17. Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Basic earnings per share
Net income (loss) attributable to stockholders	$1,692	$2,836	$4,631	$5,858
Less: cumulative dividends on subsidiary preferred stock(a)	(26)	(46)	(978)	(91)
Net income (loss) attributable to common stockholders	$1,666	$2,790	$3,653	$5,767

Weighted-average common shares outstanding	1,458	1,451	1,458	1,449

Basic earnings per common share	$1.14	$1.92	$2.51	$3.98
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$1,666	$2,790	$3,653	$5,767

Weighted-average common shares outstanding – basic	1,458	1,451	1,458	1,449
Dilutive effect of awards under stock incentive plans	7	17	10	17
Weighted-average common shares outstanding – diluted	1,465	1,468	1,468	1,466

Diluted earnings per common share	$1.14	$1.90	$2.49	$3.93
Potentially dilutive securities(b)	10	2	10	2
__________
(a)Includes a $909 million deemed dividend related to the redemption of Cruise preferred shares from SoftBank in the six months ended June 30, 2022.
(b)Potentially dilutive securities attributable to outstanding stock options at June 30, 2022 and 2021 and RSUs at June 30, 2022, were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

Note 18. Stock Incentive Plans

GM Stock Incentive Awards We grant to certain employees RSUs, RSAs, PSUs and stock options (collectively, stock incentive awards). Total compensation expense related to the above awards was $94 million and $139 million in the three months ended June 30, 2022 and 2021 and $172 million and $204 million in the six months ended June 30, 2022 and 2021. At June 30, 2022, the total unrecognized compensation expense for nonvested equity awards granted was $423 million. This expense is expected to be recorded over a weighted-average period of 1.7 years.

Cruise Stock Incentive Awards Cruise granted RSUs and stock options that will settle in common shares of Cruise Holdings in the six months ended June 30, 2022 and 2021. In March 2022, Cruise modified its RSUs that settle in Cruise Class B Common Shares to remove the liquidity vesting condition such that all granted RSU awards vest solely upon satisfaction of a service condition. The service condition for the majority of these awards is satisfied over four years. Upon modification, 31 million RSUs whose service condition was previously met became immediately vested, thereby resulting in the immediate recognition of compensation expense. In addition, at Cruise's election, GM intends to conduct quarterly tender offers whereby, holders of Cruise Class B Common Shares issued to settle vested awards can tender their shares generally at the fair value of Cruise’s common stock. The planned tenders result in certain awards to be classified as liabilities and other awards to be presented in temporary equity, which triggers the immediate recognition of incremental compensation expense associated with the stock options. These awards were granted under Cruise's 2018 Employee Incentive Plan approved by Cruise Holdings' Board of Directors in August 2018. Shares awarded under the plan are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plan. Stock options vest ratably over four to 10 years, as defined in the terms of each award. Stock options expire 10 years from the grant date.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Cruise Restricted Stock Units			Cruise Stock Options
	Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years	Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years

Units outstanding at January 1, 2022	66.2	$18.82	8.1	23.8	$7.07	2.0
Granted	34.5	$27.74		2.9	$15.77
Settled or exercised	(35.8)	$29.00		(2.2)	$20.97
Forfeited or expired	(4.5)	$25.56		—	$—
Units outstanding at June 30, 2022(a)	60.4	$29.00	1.6	24.6	$18.79	2.0
__________
(a) Weighted average fair values include the impact of the remeasurement triggered by the modification. Post modification, certain awards are liability-awards resulting in ongoing remeasurement based on changes to the awards' fair value.

Our weighted-average assumptions used to value Cruise stock options are a dividend yield of 0.00% and 0.00%, expected volatility of 57.3% and 55.0%, a risk-free interest rate of 2.47% and 0.78% and an expected option life of 6.57 and 6.25 years for options issued during the six months ended June 30, 2022 and 2021. The expected volatility is based on the historical volatility of comparable public company data as Cruise Holdings is not publicly traded and therefore, does not have any trading history of its common stock.

Total compensation expense related to Cruise Holdings' share-based awards was $158 million for the three months ended June 30, 2022 and an insignificant amount for three months ended June 30, 2021. Total compensation expense related to Cruise Holdings' share-based awards was $1.3 billion for the six months ended June 30, 2022, which, when excluding the compensation expense for the three months ended June 30, 2022, primarily represents the impact of the modification to outstanding awards, and an insignificant amount for the six months ended June 30, 2021. During the three months ended June 30, 2022, GM conducted a quarterly tender offer and paid $0.2 billion in cash to settle tendered Cruise Class B Common Shares. No cash was paid to settle share-based awards for the three months ended March 31, 2022. Total unrecognized compensation expense for Cruise Holdings’ nonvested equity awards granted was $1.9 billion at June 30, 2022. Total units outstanding were 85 million at June 30, 2022. The expense related to RSUs and stock options is expected to be recorded over a weighted-average period of 1.7 years.

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

The following tables summarize key financial information by segment:

	At and For the Three Months Ended June 30, 2022
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$28,760	$3,807	$47		$32,614	$25	$3,146	$(26)	$35,759
Earnings (loss) before interest and taxes-adjusted	$2,299	$209	$(731)		$1,778	$(543)	$1,106	$3	$2,343
Adjustments	$—	$—	$—		$—	$—	$—	$—	—
Automotive interest income									73
Automotive interest expense									(234)
Net income (loss) attributable to noncontrolling interests									(50)
Income (loss) before income taxes									2,132
Income tax benefit (expense)									(490)
Net income (loss)									1,642
Net loss (income) attributable to noncontrolling interests									50
Net income (loss) attributable to stockholders									$1,692

Equity in net assets of nonconsolidated affiliates	$1,416	$6,556	$—	$—	$7,972	$—	$1,760	$—	$9,733
Goodwill and intangibles	$2,187	$754	$4	$—	$2,945	$727	$1,341	$—	$5,013
Total assets	$127,964	$24,867	$34,030	$(55,045)	$131,815	$6,049	$116,807	$(1,154)	$253,517
Depreciation and amortization	$1,476	$131	$6	$—	$1,613	$12	$1,218	$—	$2,844
Impairment charges	$11	$—	$—	$—	$11	$—	$—	$—	$11
Equity income (loss)	$(6)	$(89)	$—	$—	$(95)	$—	$50	$—	$(45)

	At and For the Three Months Ended June 30, 2021
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$27,932	$2,792	$21		$30,745	$25	$3,426	$(29)	$34,167
Earnings (loss) before interest and taxes-adjusted	$2,894	$15	$(38)		$2,871	$(332)	$1,581	$(3)	$4,117
Adjustments(a)	$(17)	$(82)	$—		$(99)	$—	$—	$—	(99)
Automotive interest income									32
Automotive interest expense									(243)
Net income (loss) attributable to noncontrolling interests									(57)
Income (loss) before income taxes									3,750
Income tax benefit (expense)									(971)
Net income (loss)									2,779
Net loss (income) attributable to noncontrolling interests									57
Net income (loss) attributable to stockholders									$2,836

Equity in net assets of nonconsolidated affiliates	$482	$6,696	$—	$—	$7,178	$—	$1,704	$—	$8,882
Goodwill and intangibles	$2,292	$789	$—	$—	$3,081	$743	$1,345	$—	$5,169
Total assets	$115,220	$22,203	$37,424	$(52,138)	$122,709	$5,204	$115,346	$(1,456)	$241,803
Depreciation and amortization	$1,281	$137	$4	$—	$1,422	$13	$1,579	$—	$3,014
Impairment charges	$—	$—	$—	$—	$—	$4	$—	$—	$4
Equity income (loss)	$3	$274	$—	$—	$277	$—	$50	$—	$327
__________
(a)    Consists of restructuring charges related to Cadillac dealer strategy in GMNA and an adjustment related to unique events associated with Korea Supreme Court decisions related to our salaried workers in GMI.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Six Months Ended June 30, 2022
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$58,216	$7,120	$100		$65,437	$51	$6,302	$(52)	$71,738
Earnings (loss) before interest and taxes-adjusted	$5,440	$537	$(1,118)		$4,859	$(868)	$2,390	$6	$6,387
Adjustments(a)	$100	$—	$—		$100	$(1,057)	$—	$—	(957)
Automotive interest income									123
Automotive interest expense									(460)
Net income (loss) attributable to noncontrolling interests									(181)
Income (loss) before income taxes									4,912
Income tax benefit (expense)									(462)
Net income (loss)									4,449
Net loss (income) attributable to noncontrolling interests									181
Net income (loss) attributable to stockholders									$4,631

Depreciation and amortization	$2,980	$265	$11	$—	$3,256	$25	$2,454	$—	$5,735
Impairment charges	$11	$—	$—	$—	$11	$—	$—	$—	$11
Equity income (loss)	$—	$143	$—	$—	$144	$—	$104	$—	$247
__________
(a)    Consists of the resolution of substantially all royalty matters accrued with respect to past-year vehicle sales in GMNA; and charges related to the one-time modification of Cruise stock incentive awards.

	At and For the Six Months Ended June 30, 2021
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$53,889	$5,878	$40		$59,807	$55	$6,833	$(54)	$66,641
Earnings (loss) before interest and taxes-adjusted	$6,028	$323	$(8)		$6,343	$(561)	$2,763	$(11)	$8,534
Adjustments(a)	$(17)	$(82)	$—		$(99)	$—	$—	$—	(99)
Automotive interest income									64
Automotive interest expense									(493)
Net income (loss) attributable to noncontrolling interests									(65)
Income (loss) before income taxes									7,941
Income tax benefit (expense)									(2,148)
Net income (loss)									5,793
Net loss (income) attributable to noncontrolling interests									65
Net income (loss) attributable to stockholders									$5,858

Depreciation and amortization	$2,479	$269	$10	$—	$2,758	$24	$3,247	$—	$6,029
Impairment charges	$—	$—	$—	$—	$—	$4	$—	$—	$4
Equity income (loss)	$7	$581	$—	$—	$588	$—	$104	$—	$692
__________
(a)    Consists of restructuring charges related to Cadillac dealer strategy in GMNA and an adjustment related to unique events associated with Korea Supreme Court decisions related to our salaried workers in GMI.

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

The following table reconciles Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted:

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,
	2022	2021	2022	2021	2021	2020	2021	2020
Net income (loss) attributable to stockholders	$1,692	$2,836	$2,939	$3,022	$1,741	$2,846	$2,420	$4,045
Income tax expense (benefit)	490	971	(28)	1,177	471	642	152	887
Automotive interest expense	234	243	226	250	227	275	230	327
Automotive interest income	(73)	(32)	(50)	(32)	(44)	(46)	(38)	(51)
Adjustments
Cruise compensation modifications(a)	—	—	1,057	—	—	—	—	—
Patent royalty matters(b)	—	—	(100)	—	250	—	—	—
GM Brazil indirect tax matters(c)	—	—	—	—	194	—	—	—
Cadillac dealer strategy(d)	—	17	—	—	—	99	158	—
GMI restructuring(e)	—	—	—	—	—	26	—	76
GM Korea wage litigation(f)	—	82	—	—	—	—	—	—
Ignition switch recall and related legal matters(g)	—	—	—	—	—	(130)	—	—
Total adjustments	—	99	957	—	444	(5)	158	76
EBIT (loss)-adjusted	$2,343	$4,117	$4,044	$4,417	$2,839	$3,712	$2,922	$5,284
_________
(a)This adjustment was excluded because it relates to the one-time modification of Cruise stock incentive awards.
(b)These adjustments were excluded because they relate to certain royalties accrued with respect to past-year vehicle sales in the three months ended December 31, 2021, and the resolution of substantially all of these matters in the three months ended March 31, 2022.
(c)This adjustment was excluded because it relates to a settlement with third parties in the three months ended December 31, 2021 relating to retrospective recoveries of indirect taxes in Brazil realized in prior periods.
(d)These adjustments were excluded because they relate to strategic activities to transition certain Cadillac dealers from the network as part of Cadillac's electric vehicle (EV) strategy.
(e)These adjustments were excluded because of a strategic decision to rationalize our core operations by exiting or significantly reducing our presence in various international markets to focus resources on opportunities expected to deliver higher returns. These adjustments primarily consist of employee separation charges in the three months ended December 31, 2020 and supplier claims in the three months ended September 30, 2020.
(f)This adjustment was excluded because of the unique events associated with Supreme Court of Korea decisions related to our salaried workers.
(g)This adjustment was excluded because of the unique events associated with the ignition switch recall.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings (loss) per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$1,666	$1.14	$2,790	$1.90	$3,653	$2.49	$5,767	$3.93
Adjustments(a)	—	—	99	0.07	957	0.65	99	0.06
Tax effect on adjustments(b)	—	—	(4)	—	(296)	(0.20)	(4)	—
Tax adjustments(c)	—	—	—	—	(482)	(0.33)	316	0.22
Deemed dividend adjustment(d)	—	—	—	—	909	0.62	—	—
EPS-diluted-adjusted	$1,666	$1.14	$2,885	$1.97	$4,741	$3.23	$6,178	$4.21

__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders under U.S. GAAP to EBIT (loss)-adjusted within this section of MD&A for the details of each individual adjustment.
(b)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(c)These adjustments consist of tax benefit related to the release of a valuation allowance against deferred tax assets that are considered realizable as a result of Cruise tax reconsolidation in the six months ended June 30, 2022, and tax expense related to the establishment of a valuation allowance against deferred tax assets that were considered no longer realizable for Cruise in the six months ended June 30, 2021. These adjustments were excluded because significant impacts of valuation allowances are not considered part of our core operations.
(d)This adjustment consists of a deemed dividend related to the redemption of Cruise preferred shares from SoftBank in the six months ended June 30, 2022.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended						Six Months Ended
	June 30, 2022			June 30, 2021			June 30, 2022			June 30, 2021
	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate
Effective tax rate	$2,132	$490	23.0%	$3,750	$971	25.9%	$4,912	$462	9.4%	$7,941	$2,148	27.0%
Adjustments(a)	—	—		124	4		1,053	296		124	4
Tax adjustments(b)		—			—			482			(316)
ETR-adjusted	$2,132	$490	23.0%	$3,874	$975	25.2%	$5,965	$1,240	20.8%	$8,065	$1,836	22.8%
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

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	June 30, 2022	June 30, 2021
Net income (loss) attributable to stockholders	$8.8	$12.7
Average equity(a)	$62.4	$49.2
ROE	14.1%	25.9%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income (loss) attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	June 30, 2022	June 30, 2021
EBIT (loss)-adjusted(a)	$12.1	$17.5
Average equity(b)	$62.4	$49.2
Add: Average automotive debt and interest liabilities (excluding finance leases)	16.8	20.3
Add: Average automotive net pension & OPEB liability	12.1	17.8
Less: Average automotive and other net income tax asset	(21.6)	(23.2)
ROIC-adjusted average net assets	$69.7	$64.1
ROIC-adjusted	17.4%	27.3%
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

The automotive industry and GM continue to experience supply chain disruptions, including semiconductor supply shortages, which impact multiple suppliers and our planned production schedules. We will continue prioritizing the production of our most popular and in-demand vehicles, including our full-size trucks, full-size SUVs and EVs. We do not expect these disruptions to impact our long-term growth and EV initiatives. In June 2021, we announced plans to increase our investment in EVs and AVs from $27.0 billion to more than $35.0 billion, through 2025, to accelerate battery and EV assembly capacity.

We continue to monitor the impact of the COVID-19 pandemic, and government actions and measures taken to prevent its spread, and the potential to affect our operations. Refer to Part I, Item 1A. Risk Factors of our 2021 Form 10-K for further discussion of these risks.

We also face continuing market, operating and regulatory challenges in several countries across the globe due to, among other factors, rising interest rates and higher material and service prices driven by inflationary pressures, competitive pressures, our product portfolio offerings, heightened emissions standards, potentially weak economic conditions, labor disruptions, foreign exchange volatility, evolving trade policy and political uncertainty. Refer to Part I, Item 1A. Risk Factors of our 2021 Form 10-K for a discussion of these challenges.

As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These actions could give rise to future asset impairments or other charges, which may have a material impact on our operating results.

For the year ending December 31, 2022, we continue to expect Net income attributable to stockholders of between $9.6 billion and $11.2 billion, EBIT-adjusted of between $13.0 billion and $15.0 billion, EPS-diluted of between $5.76 and $6.76 and EPS-diluted-adjusted of between $6.50 and $7.50. We do not consider the potential impact of future adjustments on our expected financial results.

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

GMNA Industry sales in North America were 8.5 million units in the six months ended June 30, 2022, representing a decrease of 16.0% compared to the corresponding period in 2021. U.S. industry sales were 7.0 million units in the six months ended June 30, 2022, representing a decrease of 18.0% compared to the corresponding period in 2021.

Our total vehicle sales in the U.S., our largest market in North America, were 1.1 million units for market share of 15.7% in the six months ended June 30, 2022, representing an increase of 0.1 percentage points compared to the corresponding period in 2021.

We expect to sustain relatively strong EBIT-adjusted margins in 2022 on the continued strength of favorable vehicle pricing and strong U.S. industry light vehicle demand, partially offset by higher costs associated with commodities, raw materials and logistics. Our outlook is dependent on the pricing environment, continuing improvement of supply chain disruptions and overall economic conditions. As a result of supply chain disruptions, including with respect to semiconductors, we experienced interruptions to our planned production schedules and continue to prioritize production of our most popular and in-demand products, including our full-size trucks, full-size SUVs and EVs. Additionally, we have been manufacturing vehicles without the impacted components and had more than 90,000 of these vehicles in our inventory as of June 30, 2022. We expect that substantially all of these vehicles will be completed and sold to dealers before the end of 2022.

GMI Industry sales in China were 10.8 million units in the six months ended June 30, 2022, representing a decrease of 19.5% compared to the corresponding period in 2021. Our total vehicle sales in China were 1.1 million units for market share of 10.2% in the six months ended June 30, 2022, representing a decrease of 1.3 percentage points compared to the corresponding period in 2021. The ongoing global semiconductor supply shortage, macro-economic impact and local restrictions due to COVID-19 and geopolitical tensions continue to place pressure on China's automotive industry and our vehicle sales in China. Our Automotive China JVs generated equity income of $0.1 billion in the six months ended June 30, 2022. Although price competition, higher costs associated with commodities and raw materials and a more challenging regulatory environment related to emissions, fuel consumption and new energy vehicles will place pressure on our operations in China, we will continue to build upon our strong brands, network, and partnerships in China as well as drive improvements in vehicle mix and cost.

Outside of China, industry sales were 11.3 million units in the six months ended June 30, 2022, representing a decrease of 5.1% compared to the corresponding period in 2021. Our total vehicle sales outside of China were 0.5 million units for a market share of 4.1% in the six months ended June 30, 2022, representing an increase of 0.5 percentage points compared to the corresponding period in 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We historically operated a small import business in Russia and sold GM-badged vehicles into Russia through GM’s alliance partner in Uzbekistan. GM’s direct and indirect profitability in Russia was insignificant. With Russia’s invasion of Ukraine, western sanctions on Russia have and may continue to progressively increase. In addition, reputational, legal and other concerns have impacted and may continue to impact our ability to operate in Russia. As of the end of February, we suspended our exports into Russia and instructed our Russian sales company to cease selling vehicles within Russia. In April, we took additional actions to extend the suspension of our Russian business, including the cessation of commercial operations. Although we have limited supply chain exposure to Russia and Ukraine, we are working closely with our supply base to mitigate any potential risks. Because of the deteriorating business environment in Russia and ongoing sanctions, our ability to operate in Russia in the future is uncertain. In the event we were to lose control of our Russian sales company or are otherwise unable to operate again in Russia, we would expect to record a non-cash charge of approximately $0.7 billion to write off our investment and release accumulated translation losses. These charges would be considered special for EBIT-adjusted and EPS-diluted-adjusted purposes. In addition, we are monitoring the situation and its macroeconomic impacts on our financial position and results of operations.

Cruise Gated by safety and regulation, Cruise continues to make significant progress towards commercialization of a network of on-demand AVs in the United States and globally. In 2021, Cruise received a driverless test permit from the California Public Utilities Commission (CPUC) to provide unpaid rides to the public in driverless vehicles and received approval of its Autonomous Vehicle Deployment Permit from the California Department of Motor Vehicles to commercially deploy driverless AVs. In June 2022, Cruise received the first ever Driverless Deployment Permit granted by the CPUC, which allows them to charge a fare for the driverless rides they are providing to members of the public in certain parts of San Francisco. Refer to the "Liquidity and Capital Resources" section of this MD&A for information about GM's additional investment in Cruise.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the six months ended June 30, 2022, 30.2% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
GMNA	662	81.0%	642	84.4%	1,356	82.3%	1,306	82.6%
GMI	155	19.0%	118	15.6%	292	17.7%	275	17.4%
Total	817	100.0%	760	100.0%	1,648	100.0%	1,581	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Six Months Ended
	June 30, 2022			June 30, 2021			June 30, 2022			June 30, 2021
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	3,594	582	16.2%	4,508	688	15.3%	6,987	1,095	15.7%	8,519	1,330	15.6%
Other	807	105	13.0%	848	106	12.4%	1,500	193	12.8%	1,584	210	13.2%
Total North America	4,401	687	15.6%	5,356	794	14.8%	8,488	1,288	15.2%	10,103	1,540	15.2%
Asia/Pacific, Middle East and Africa
China(a)	5,016	484	9.7%	6,669	751	11.3%	10,761	1,097	10.2%	13,365	1,531	11.5%
Other	4,508	143	3.2%	4,759	125	2.6%	9,583	266	2.8%	10,114	225	2.2%
Total Asia/Pacific, Middle East and Africa	9,524	627	6.6%	11,428	876	7.7%	20,344	1,363	6.7%	23,479	1,756	7.5%
South America
Brazil	512	66	12.8%	546	50	9.1%	917	116	12.6%	1,074	125	11.6%
Other	395	42	10.5%	350	38	10.8%	783	82	10.4%	707	81	11.4%
Total South America	907	107	11.8%	896	88	9.8%	1,700	197	11.6%	1,781	205	11.5%
Total in GM markets	14,832	1,421	9.6%	17,681	1,757	9.9%	30,532	2,848	9.3%	35,363	3,502	9.9%
Total Europe	3,772	—	—%	4,283	—	—%	7,220	1	—%	8,222	1	—%
Total Worldwide(b)(c)	18,604	1,422	7.6%	21,963	1,758	8.0%	37,752	2,849	7.5%	43,585	3,502	8.0%
United States
Cars	739	56	7.6%	1,023	29	2.9%	1,407	103	7.3%	1,877	90	4.8%
Trucks	978	313	32.0%	1,098	356	32.4%	1,883	600	31.9%	2,133	663	31.1%
Crossovers	1,876	213	11.4%	2,387	303	12.7%	3,697	392	10.6%	4,509	578	12.8%
Total United States	3,594	582	16.2%	4,508	688	15.3%	6,987	1,095	15.7%	8,519	1,330	15.6%
China(a)
SGMS		205			353			468			700
SGMW		279			398			629			831
Total China	5,016	484	9.7%	6,669	751	11.3%	10,761	1,097	10.2%	13,365	1,531	11.5%
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

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
GMNA	148	118	290	251
GMI	86	73	153	133
Total fleet sales	234	191	443	384

Fleet sales as a percentage of total vehicle sales	16.5%	10.9%	15.6%	11.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Used vehicle prices were sustained at high levels for the three and six months ended June 30, 2022, primarily due to low new vehicle inventory. The high levels of used vehicle prices also resulted in gains on terminations of leased vehicles of $0.4 billion and $0.7 billion included in GM Financial interest, operating and other expenses for the three and six months ended June 30, 2022, compared to gains of $0.8 billion and $1.2 billion in the corresponding periods in 2021. The decrease in gains is primarily due to higher residual value estimates resulting in decreased depreciation expense as well as fewer vehicles returned for the three and six months ended June 30, 2022 compared to the corresponding periods in 2021. For the remainder of 2022, GM Financial expects used vehicle prices to remain elevated primarily due to sustained low new vehicle inventory, but to decrease relative to 2021 peak levels. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	June 30, 2022			December 31, 2021
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$15,460	808	67.3%	$16,696	897	67.3%
Trucks	7,519	248	20.6%	7,886	264	19.8%
SUVs	2,790	71	5.9%	3,104	80	5.9%
Cars	1,148	74	6.1%	1,430	93	7.0%
Total	$26,918	1,200	100.0%	$29,116	1,334	100.0%

GM Financial's penetration of our retail sales in the U.S. was 45% in the six months ended June 30, 2022 and 43% in the corresponding period in 2021. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America increased to 79% in the six months ended June 30, 2022 from 71% in the six months ended June 30, 2021. In the six months ended June 30, 2022, GM Financial's revenue consisted of leased vehicle income of 64%, retail finance charge income of 30% and commercial finance charge income of 2%.

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

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2022	June 30, 2021			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$28,760	$27,932	$828	3.0%	$0.8	$(1.6)	$1.5	$0.1
GMI	3,807	2,792	1,015	36.4%	$0.7	$0.1	$0.3	$(0.1)
Corporate	47	21	26	n.m.				$—
Automotive	32,614	30,745	1,869	6.1%	$1.4	$(1.5)	$1.8	$0.1
Cruise	25	25	—	—%				$—
GM Financial	3,146	3,426	(280)	(8.2)%				$(0.3)
Eliminations/reclassifications	(26)	(29)	3	10.3%				$—
Total net sales and revenue	$35,759	$34,167	$1,592	4.7%	$1.4	$(1.5)	$1.8	$(0.2)
__________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2022	June 30, 2021			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$58,216	$53,889	$4,327	8.0%	$1.8	$(1.2)	$3.3	$0.4
GMI	7,120	5,878	1,242	21.1%	$0.3	$0.4	$0.6	$(0.1)
Corporate	100	40	60	n.m.				$0.1
Automotive	65,437	59,807	5,630	9.4%	$2.1	$(0.8)	$3.9	$0.4
Cruise	51	55	(4)	(7.3)%				$—
GM Financial	6,302	6,833	(531)	(7.8)%				$(0.5)
Eliminations/reclassifications	(52)	(54)	2	3.7%				$—
Total net sales and revenue	$71,738	$66,641	$5,097	7.6%	$2.1	$(0.8)	$3.9	$(0.2)
__________
n.m. = not meaningful

Refer to the regional sections of this MD&A for additional information on volume, mix and price.

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2022	June 30, 2021			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$25,158	$24,061	$(1,097)	(4.6)%	$(0.5)	$—	$(0.6)	$0.1
GMI	3,457	2,850	(607)	(21.3)%	$(0.5)	$0.1	$(0.2)	$0.1
Corporate	150	42	(108)	n.m.			$(0.1)	$—
Cruise	496	313	(183)	(58.5)%			$(0.2)
Eliminations	(1)	—	1	n.m.			$—
Total automotive and other cost of sales	$29,261	$27,266	$(1,995)	(7.3)%	$(1.1)	$—	$(1.1)	$0.1
__________
n.m. = not meaningful

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2022	June 30, 2021			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$50,254	$46,023	$(4,231)	(9.2)%	$(1.2)	$(0.5)	$(2.6)	$0.1
GMI	6,471	5,747	(724)	(12.6)%	$(0.3)	$(0.1)	$(0.3)	$—
Corporate	262	71	(191)	n.m.			$(0.1)	$—
Cruise	1,628	540	(1,088)	n.m.			$(1.1)
Eliminations	(1)	—	1	n.m.			$—
Total automotive and other cost of sales	$58,614	$52,381	$(6,233)	(11.9)%	$(1.5)	$(0.6)	$(4.2)	$0.1
__________
n.m. = not meaningful

In the three months ended June 30, 2022, increased Cost was primarily due to: (1) increased material and freight costs of $1.6 billion; (2) increased engineering costs of $0.4 billion primarily related to accelerating our EV portfolio; and (3) increased costs of $0.3 billion primarily related to parts and accessories sales; partially offset by (4) decreased campaigns and other warranty-related costs of $1.1 billion, including the Chevrolet Bolt recall in 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2022, increased Cost was primarily due to: (1) increased material and freight costs of $2.7 billion; (2) increased costs of $0.8 billion related to modification of Cruise stock incentive awards; (3) increased costs of $0.6 billion primarily related to parts and accessories sales; (4) increased engineering costs of $0.6 billion primarily related to accelerating our EV portfolio; and (5) increased manufacturing costs of $0.6 billion; partially offset by (6) decreased campaigns and other warranty-related costs of $1.1 billion, including the Chevrolet Bolt recall in 2021.

Refer to the regional sections of this MD&A for additional information on volume and mix.

Automotive and Other Selling, General and Administrative Expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2022	June 30, 2021		%	June 30, 2022	June 30, 2021		%
Automotive and other selling, general and administrative expense	$2,293	$2,125	$(168)	(7.9)%	$4,797	$3,928	$(869)	(22.1)%

In the three months ended June 30, 2022, Automotive and other selling, general and administrative expense increased primarily due to several insignificant items.

In the six months ended June 30, 2022, Automotive and other selling, general and administrative expense increased primarily due to increased advertising and administrative costs of $0.4 billion and increased costs of $0.3 billion related to modification of Cruise stock incentive awards.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2022	June 30, 2021		%	June 30, 2022	June 30, 2021		%
Interest income and other non-operating income, net	$295	$784	$(489)	(62.4)%	$812	$1,583	$(771)	(48.7)%

In the three months ended June 30, 2022, Interest income and other non-operating income, net decreased primarily due to $0.2 billion in losses in the three months ended June 30, 2022 compared to $0.2 billion in gains in the three months ended June 30, 2021 related to Stellantis warrants.

In the six months ended June 30, 2022, Interest income and other non-operating income, net decreased primarily due to $0.4 billion in losses in the six months ended June 30, 2022 compared to $0.4 billion in gains in the six months ended June 30, 2021 related to Stellantis warrants.

Income Tax Expense (Benefit)

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2022	June 30, 2021		%	June 30, 2022	June 30, 2021		%
Income tax expense (benefit)	$490	$971	$481	49.5%	$462	$2,148	$1,686	78.5%

In the three months ended June 30, 2022, Income tax expense decreased primarily due to lower pre-tax income.

In the six months ended June 30, 2022, Income tax expense decreased primarily due to Cruise valuation allowance adjustments and lower pre-tax income.

For the three and six months ended June 30, 2022, our ETR-adjusted was 23.0% and 20.8%. We expect our adjusted effective tax rate to be approximately 20% for the year ending December 31, 2022.

Refer to Note 15 to our condensed consolidated financial statements for additional information related to Income tax expense (benefit).

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended		Favorable / (Unfavorable)	%	Variance Due To
	June 30, 2022	June 30, 2021			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$28,760	$27,932	$828	3.0%	$0.8	$(1.6)	$1.5		$0.1
EBIT (loss)-adjusted	$2,299	$2,894	$(595)	(20.6)%	$0.3	$(1.6)	$1.5	$(0.7)	$(0.1)
EBIT (loss)-adjusted margin	8.0%	10.4%	(2.4)%
	(Vehicles in thousands)
Wholesale vehicle sales	662	642	20	3.1%

	Six Months Ended		Favorable / (Unfavorable)	%	Variance Due To
	June 30, 2022	June 30, 2021			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$58,216	$53,889	$4,327	8.0%	$1.8	$(1.2)	$3.3		$0.4
EBIT (loss)-adjusted	$5,440	$6,028	$(588)	(9.8)%	$0.6	$(1.7)	$3.3	$(2.8)	$0.1
EBIT (loss)-adjusted margin	9.3%	11.2%	(1.9)%
	(Vehicles in thousands)
Wholesale vehicle sales	1,356	1,306	50	3.8%

GMNA Total Net Sales and Revenue In the three months ended June 30, 2022, Total net sales and revenue increased primarily due to: (1) favorable price as a result of low dealer inventory levels and strong demand for our products; (2) increased net wholesale volumes primarily due to increased sales of passenger cars, vans and crossover vehicles, partially offset by a decrease in sales of full-size pickup trucks and full-size SUVs; and (3) favorable Other due to increased sales of parts and accessories; partially offset by (4) unfavorable mix associated with increased sales of passenger cars, crossover vehicles and vans and decreased sales of full-size SUVs.

In the six months ended June 30, 2022, Total net sales and revenue increased primarily due to: (1) favorable price as a result of low dealer inventory levels and strong demand for our products; (2) increased net wholesale volumes primarily due to increased sales of passenger cars, vans, mid-size pickup trucks and crossover vehicles, partially offset by a decrease in sales of full-size pickup trucks and full-size SUVs; and (3) favorable Other due to increased sales of parts and accessories; partially offset by (4) unfavorable mix associated with increased sales of crossover vehicles, vans and passenger cars and decreased sales of full-size SUVs.

GMNA EBIT (Loss)-Adjusted In the three months ended June 30, 2022, EBIT-adjusted decreased primarily due to: (1) unfavorable mix associated with increased sales of passenger cars, crossover vehicles and vans and decreased sales of full-size SUVs and full-size pickup trucks; and (2) unfavorable Cost primarily due to increased material and freight cost of $1.4 billion and increased engineering cost of $0.2 billion including accelerating our EV portfolio, partially offset by a decrease in campaigns and other warranty-related costs of $1.0 billion, including the Chevrolet Bolt recall in 2021; partially offset by (3) favorable price; and (4) favorable volume.

In the six months ended June 30, 2022, EBIT-adjusted decreased primarily due to: (1) unfavorable Cost primarily due to increased material and freight cost of $2.4 billion, increased manufacturing cost of $0.5 billion, increased selling, general and administrative costs of $0.4 billion and increased engineering cost of $0.3 billion including accelerating our EV portfolio, partially offset by a decrease in campaigns and other warranty-related costs of $1.0 billion, including the Chevrolet Bolt recall in 2021; and (2) unfavorable mix associated with increased sales of passenger cars, decreased sales of full-size pickup trucks and increased sales of crossover vehicles and vans; partially offset by (3) favorable price; and (4) favorable volume.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM International

	Three Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2022	June 30, 2021		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$3,807	$2,792	$1,015	36.4%	$0.7	$0.1	$0.3		$(0.1)
EBIT (loss)-adjusted	$209	$15	$194	n.m.	$0.1	$0.1	$0.3	$(0.2)	$(0.2)
EBIT (loss)-adjusted margin	5.5%	0.5%	5.0%
Equity income (loss) — Automotive China	$(87)	$276	$(363)	n.m.
EBIT (loss)-adjusted — excluding Equity income	$296	$(261)	$557	n.m.
	(Vehicles in thousands)
Wholesale vehicle sales	155	118	37	31.4%
__________
n.m. = not meaningful

	Six Months Ended		Favorable / (Unfavorable)		Variance Due To
	June 30, 2022	June 30, 2021		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$7,120	$5,878	$1,242	21.1%	$0.3	$0.4	$0.6		$(0.1)
EBIT (loss)-adjusted	$537	$323	$214	66.3%	$0.1	$0.3	$0.6	$(0.3)	$(0.4)
EBIT (loss)-adjusted margin	7.5%	5.5%	2.0%
Equity income (loss) — Automotive China	$147	$584	$(437)	(74.8)%
EBIT (loss)-adjusted — excluding Equity income	$390	$(261)	$651	n.m.
	(Vehicles in thousands)
Wholesale vehicle sales	292	275	17	6.2%
__________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income (loss), which is included in EBIT (loss)-adjusted above.

GMI Total Net Sales and Revenue In the three months ended June 30, 2022, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes due to lost production volumes resulting from the shortage of semiconductors in 2021, partially offset by ongoing supply chain constraints; (2) favorable pricing across multiple vehicle lines in South America; and (3) favorable mix in Asia/Pacific and the Middle East, partially offset by unfavorable mix in Brazil; partially offset by (4) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of various currencies against the U.S. Dollar.

In the six months ended June 30, 2022, Total net sales and revenue increased primarily due to: (1) favorable pricing across multiple vehicle lines in South America; (2) favorable mix in South America, Asia/Pacific and the Middle East; and (3) increased net wholesale volumes due to lost production volumes resulting from the shortage of semiconductors in 2021, partially offset by ongoing supply chain constraints; partially offset by (4) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of various currencies against the U.S. dollar, partially offset by increased components, parts and accessories sales.

GMI EBIT (Loss)-Adjusted In the three months ended June 30, 2022, EBIT-adjusted increased primarily due to: (1) favorable price; (2) favorable mix in Asia/Pacific and the Middle East; and (3) increased net wholesale volumes; partially offset by (4) unfavorable Cost primarily due to increased material and logistic costs; and (5) unfavorable Other primarily due to decreased equity income.

In the six months ended June 30, 2022, EBIT-adjusted increased primarily due to: (1) favorable price; (2) favorable mix; and (3) increased net wholesale volumes; partially offset by (4) unfavorable Cost primarily due to increased material and logistic

GENERAL MOTORS COMPANY AND SUBSIDIARIES

costs; and (5) unfavorable Other primarily due to decreased equity income and foreign currency effect resulting from the weakening of various currencies against the U.S. dollar.

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

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Wholesale vehicle sales, including vehicles exported to markets outside of China	473	620	1,075	1,295
Total net sales and revenue	$6,083	$8,954	$15,074	$18,830
Net income (loss)	$(207)	$527	$298	$1,113

Cruise

	Three Months Ended		Favorable / (Unfavorable)	%	Six Months Ended		Favorable / (Unfavorable)	%
	June 30, 2022	June 30, 2021			June 30, 2022	June 30, 2021
Total net sales and revenue(a)	$25	$25	$—	—%	$51	$55	$(4)	(7.3)%
EBIT (loss)-adjusted(b)	$(543)	$(332)	$(211)	(63.6)%	$(868)	$(561)	$(307)	(54.7)%
__________
(a)Primarily reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three and six months ended June 30, 2022 and 2021.
(b)Excludes $1.1 billion in compensation expense in the six months ended June 30, 2022 resulting from modification of the Cruise stock incentive awards.

Cruise EBIT (Loss)-Adjusted In the three and six months ended June 30, 2022, EBIT (loss)-adjusted increased primarily due to an increase in development costs as we progress towards the commercialization of a network of on-demand AVs in the United States and globally.

GM Financial

	Three Months Ended		Increase/ (Decrease)	%	Six Months Ended		Increase/ (Decrease)	%
	June 30, 2022	June 30, 2021			June 30, 2022	June 30, 2021
Total revenue	$3,146	$3,426	$(280)	(8.2)%	$6,302	$6,833	$(531)	(7.8)%
Provision for loan losses	$198	$59	$139	n.m.	$320	$33	$287	n.m.
EBT (loss)-adjusted	$1,106	$1,581	$(475)	(30.0)%	$2,390	$2,763	$(373)	(13.5)%
Average debt outstanding (dollars in billions)	$92.9	$94.7	$(1.8)	(1.9)%	$92.9	$94.3	$(1.4)	(1.5)%
Effective rate of interest paid	2.8%	2.7%	0.1%		2.6%	2.7%	(0.1)%
__________
n.m. = not meaningful

GM Financial Revenue In the three months ended June 30, 2022, total revenue decreased primarily due to decreased leased vehicle income of $0.3 billion primarily due to a decrease in the average balance of the leased vehicles portfolio.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2022, total revenue decreased primarily due to decreased leased vehicle income of $0.6 billion primarily due to a decrease in the average balance of the leased vehicles portfolio.

GM Financial EBT-Adjusted In the three months ended June 30, 2022, EBT-adjusted decreased primarily due to: (1) decreased leased vehicle income net of leased vehicle expenses of $0.3 billion primarily due to decreased leased vehicle income primarily due to a decrease in the average balance of the leased vehicles portfolio, decreased lease termination gains associated with higher leased portfolio net book values and fewer vehicles returned to us for remarketing; partially offset by decreased depreciation on leased vehicles resulting from increased residual value estimates and a decrease in the size of the portfolio; and (2) increased provision for loan losses of $0.1 billion primarily due to a reduction in reserve levels recorded in the three months ended June 30, 2021 as a result of actual credit performance that was better than forecast, as well as favorable expectations for future charge-offs and recoveries; in addition, the provision expense recorded in the three months ended June 30, 2022 incorporates economic forecast scenarios weighted more heavily to a weaker outlook.

In the six months ended June 30, 2022, EBT-adjusted decreased primarily due to: (1) increased provision for loan losses of $0.3 billion primarily due to a reduction in reserve levels recorded in the six months ended June 30, 2021 as a result of actual credit performance that was better than forecast, as well as favorable expectations for future charge-offs and recoveries; in addition, the provision expense recorded in the six months ended June 30, 2022 incorporates economic forecast scenarios weighted more heavily to a weaker outlook; (2) decreased leased vehicle income net of leased vehicle expenses of $0.2 billion primarily due to decreased leased vehicle income primarily due to a decrease in the average balance of the lease vehicle portfolio, decreased depreciation on leased vehicles resulting from increased residual value estimates and a decrease in the size of the portfolio; partially offset by decreased lease termination gains associated with higher leased portfolio net book values and fewer vehicles returned for remarketing; and (3) decreased interest expense of $0.1 billion primarily due to decreased effective rate of interest on GM Financial debt, as well as a decrease in the average debt outstanding.

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

Our known current material uses of cash include, among other possible demands: (1) capital spending and our investments in Ultium Cells LLC, our battery joint venture, of approximately $9.0 billion to $10.0 billion annually over the medium term in addition to payments for engineering and product development activities; (2) payments associated with the previously announced vehicle recalls and any other recall-related contingencies; (3) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; and (4) payments associated with the previously announced liquidity program for holders of equity-based incentive awards issued to employees of Cruise pursuant to Cruise's 2018 Employee Incentive Plan, which we expect to be $1.0 billion to $1.5 billion in 2022, with ongoing expenditures thereafter. Our material future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on the three objectives of our capital allocation program: (1) grow our business at an average target ROIC-adjusted rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18 billion; and (3) after the first two objectives are met, return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors, not less than once annually.

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

In July 2022, the U.S. Department of Energy (DOE) announced its conditional commitment through the Advanced Technology Vehicles Manufacturing program to loan $2.5 billion to Ultium Cells LLC, our battery joint venture with LG Energy Solutions. We expect the loan will close in the second half of the year, subject to negotiation of final documentation and satisfaction of certain conditions. Under the anticipated terms of the loan, the DOE will not have recourse on the principal and interest of the loan against General Motors Company or any of its consolidated subsidiaries.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Cash flows that occur amongst our Automotive, Cruise and GM Financial operations are eliminated when we consolidate our cash flows. Such eliminations include, among other things, collections by Automotive on wholesale accounts receivables financed by dealers through GM Financial, payments between Automotive and GM Financial for accounts receivables transferred by Automotive to GM Financial, loans to Automotive and Cruise from GM Financial, dividends issued by GM Financial to Automotive, tax payments by GM Financial to Automotive and Automotive cash injections in Cruise. The presentation of Automotive liquidity, Cruise liquidity and GM Financial liquidity presented below includes the impact of cash transactions amongst the sectors that are ultimately eliminated in consolidation.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $15.5 billion at June 30, 2022 and December 31, 2021. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use of GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.4 billion and $0.3 billion at June 30, 2022 and December 31, 2021.

In April 2022, we renewed our 364-day, $2.0 billion revolving credit facility allocated for the exclusive use of GM Financial, which now matures on April 4, 2023. If available capacity permits, GM Financial continues to have access to our automotive credit facilities. GM Financial did not have borrowings outstanding against any of these facilities at June 30, 2022 and December 31, 2021. We had intercompany loans from GM Financial of $0.1 billion and $0.2 billion at June 30, 2022 and December 31, 2021, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at June 30, 2022 and December 31, 2021. Refer to Note 5 to our condensed consolidated financial statements for additional information.

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of June 30, 2022 and determined we are in compliance and expect to remain in compliance in the future.

In March 2022, under the Share Purchase Agreement, we acquired SoftBank's equity ownership stake in Cruise for $2.1 billion, and separately, we made an additional $1.35 billion investment in Cruise in place of SoftBank. In the three months ended June 30, 2022, we made an additional $0.6 billion investment in Cruise.

GM Financial's Board of Directors declared and paid dividends of $0.8 billion on its common stock in the three and six months ended June 30, 2022 and $0.6 billion and $1.2 billion in the three and six months ended June 30, 2021. In July 2022, approximately $0.4 billion of dividends declared from our nonconsolidated affiliates were paid.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes our Automotive available liquidity (dollars in billions):

	June 30, 2022	December 31, 2021
Automotive cash and cash equivalents	$9.6	$14.5
Marketable debt securities	8.3	7.1
Automotive cash, cash equivalents and marketable debt securities	17.9	21.6
Available under credit facilities(a)	15.1	15.2
Total Automotive available liquidity	$33.0	$36.8
__________
(a)We had letters of credit outstanding under our sub-facility of $0.4 billion and $0.3 billion at June 30, 2022 and December 31, 2021.

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Six Months Ended June 30, 2022
Operating cash flow	$5.1
Capital expenditures	(3.7)
Purchase of SoftBank's equity stake in Cruise	(2.1)
GM investment in Cruise	(2.0)
Investment in Ultium Cells LLC	(0.4)
Other non-operating	(0.7)
Total change in automotive available liquidity	$(3.8)

Automotive Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2022	June 30, 2021
Operating Activities
Net income (loss)	$3.7	$4.7	$(1.0)
Depreciation, amortization and impairment charges	3.3	2.8	0.5
Pension and OPEB activities	(1.0)	(1.2)	0.2
Working capital	(1.0)	(3.2)	2.2
Accrued and other liabilities and income taxes	(0.8)	(1.2)	0.4
Other	0.9	1.0	(0.1)
Net automotive cash provided by (used in) operating activities	$5.1	$2.9	$2.2

In the six months ended June 30, 2022, the increase in Net automotive cash provided by operating activities was primarily due to: (1) working capital; partially offset by (2) lower dividends received from GM Financial of $0.5 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Change
	June 30, 2022	June 30, 2021
Investing Activities
Capital expenditures	$(3.7)	$(2.4)	$(1.3)
Acquisitions and liquidations of marketable securities, net	(1.5)	4.0	(5.5)
Other(a)	(4.5)	(1.3)	(3.2)
Net automotive cash provided by (used in) investing activities	$(9.7)	$0.3	$(10.0)
__________
(a)Includes $2.0 billion and $1.0 billion for GM investment in Cruise in the six months ended June 30, 2022 and 2021, $2.1 billion related to the redemption of Cruise preferred shares from SoftBank in the six months ended June 30, 2022, and a $0.4 billion and $0.2 billion investment in Ultium Cells LLC in the six months ended June 30, 2022 and 2021.

In the six months ended June 30, 2022, cash used in acquisitions and liquidations of marketable securities, net increased due to acquisitions of securities and investments compared to liquidations of securities to fund operating activities and investments during the six months ended June 30, 2021.

	Six Months Ended		Change
	June 30, 2022	June 30, 2021
Financing Activities
Net proceeds (payments) from short-term debt	$—	$(0.5)	$0.5
Other	(0.4)	0.1	(0.5)
Net automotive cash provided by (used in) financing activities	$(0.4)	$(0.4)	$—

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the six months ended June 30, 2022, net automotive cash provided by operating activities under U.S. GAAP was $5.1 billion, capital expenditures were $3.7 billion, and adjustments for management actions were insignificant.

In the six months ended June 30, 2021, net automotive cash provided by operating activities under U.S. GAAP was $2.9 billion, capital expenditures were $2.4 billion, and adjustments for management actions were insignificant.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited (DBRS), Fitch Ratings (Fitch), Moody's Investors Service and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. In May 2022, Fitch raised our ratings outlook to positive from stable. In June 2022, DBRS upgraded our Issuer Rating and Revolving Credit Facility rating to BBB (high) from BBB and also changed its outlook to stable from positive. As of July 18, 2022, all other credit ratings remained unchanged since December 31, 2021.

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

Additionally, in March 2022, GM and Cruise announced a liquidity program for holders of equity-based incentive awards issued to the employees of Cruise pursuant to Cruise's 2018 Employee Incentive Plan, under which GM will purchase newly issued Cruise Class B Common Shares to fund the withholding tax on vested awards and GM will conduct tender offers for Cruise Class B Common Shares issued to settle vested awards. In the three months ended June 30, 2022, Cruise issued $0.4 billion of Cruise Class B Common Shares, primarily to us, to fund the payment of statutory tax withholding obligations resulting from the settlement or exercise of vested awards. Also, GM conducted a quarterly tender offer and paid $0.2 billion in cash to settle tendered Cruise Class B Common Shares under the announced liquidity program. Refer to Note 16 to our condensed consolidated financial statements for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes Cruise's available liquidity (dollars in billions):

	June 30, 2022	December 31, 2021
Cruise cash and cash equivalents	$1.8	$1.6
Cruise marketable securities	1.8	1.5
Total Cruise available liquidity(a)	$3.7	$3.1
__________
(a)Excludes a multi-year credit agreement between Cruise and GM Financial whereby Cruise can request to borrow, over time, up to an aggregate of $5.0 billion, through 2024, to fund exclusively the purchase of AVs from GM.

The following table summarizes the changes in Cruise's available liquidity (dollars in billions):

Six Months Ended June 30, 2022
Operating cash flow(a)	$(0.8)
GM investment in Cruise	2.0
Employee Incentive Plan	(0.5)
Other non-operating	(0.2)
Total change in Cruise available liquidity	$0.5
__________
(a)Includes $0.1 billion cash outflows related to tendered Cruise Class B Common Shares classified as liabilities.

Cruise Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2022	June 30, 2021
Net cash provided by (used in) operating activities	$(0.8)	$(0.5)	$(0.3)
Net cash provided by (used in) investing activities	$(0.4)	$(1.2)	$0.8
Net cash provided by (used in) financing activities	$1.4	$2.7	$(1.3)

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

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$5.3	$4.0
Borrowing capacity on unpledged eligible assets	21.9	19.2
Borrowing capacity on committed unsecured lines of credit	0.6	0.5
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$29.7	$25.7

At June 30, 2022, GM Financial's available liquidity increased from December 31, 2021 due to increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt, and increase in cash and cash equivalents. GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at June 30, 2022 and December 31, 2021. Refer to the Automotive Liquidity section of this MD&A for additional details.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At June 30, 2022, secured, committed unsecured and uncommitted unsecured credit facilities totaled $26.1 billion, $0.6 billion and $1.3 billion with advances outstanding of $1.3 billion, an insignificant amount and $1.3 billion.

GM Financial Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2022	June 30, 2021
Net cash provided by (used in) operating activities	$2.4	$3.6	$(1.3)
Net cash provided by (used in) investing activities	$(3.0)	$(3.4)	$0.5
Net cash provided by (used in) financing activities	$1.5	$0.2	$1.3

In the six months ended June 30, 2022, Net cash provided by operating activities decreased primarily due to: (1) a decrease in derivative collateral posting activities of $0.7 billion; and (2) a decrease in leased vehicle income of $0.6 billion; partially offset by (3) a decrease in interest paid of $0.2 billion.

In the six months ended June 30, 2022, Net cash used in investing activities decreased primarily due to: (1) a decrease in purchases of leased vehicles of $6.2 billion; partially offset by (2) a decrease in the proceeds from termination of leased vehicles of $3.3 billion; (3) a decrease in collections and recoveries on finance receivables of $1.9 billion; and (4) an increase in purchases and originations of finance receivables of $0.5 billion.

In the six months ended June 30, 2022, Net cash provided by financing activities increased primarily due to: (1) a decrease in debt repayments of $4.3 billion; and (2) a decrease in dividend payments of $0.5 billion; partially offset by (3) a decrease in borrowings of $3.5 billion.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2022 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. For additional information refer to Part I, Item 1A. Risk Factors of our 2021 Form 10-K.

* * * * * * *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART II
Item 1. Legal Proceedings

The Michigan Department of Environment, Great Lakes, and Energy (EGLE) issued three Violation Notices in June 2021, October 2021, and January 2022, alleging violations of air emissions requirements at the Company's Saginaw, Michigan facility. In April 2022, EGLE proposed a settlement of the alleged violations that would include, among other items, payment of a civil penalty of approximately $1.0 million, enhanced emissions testing, and other corrective actions to address the alleged violations. In May 2022, the Company reached a settlement with EGLE of approximately $0.5 million.

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

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended June 30, 2022:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
April 1, 2022 through April 30, 2022	36,046	$42.96	—	$3.3 billion
May 1, 2022 through May 31, 2022	—	$—	—	$3.3 billion
June 1, 2022 through June 30, 2022	—	$—	—	$3.3 billion
Total	36,046	$42.96	—
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
Incorporated by Reference
3.2
General Motors Company Amended and Restated Bylaws, as amended August 17, 2021, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed on August 23, 2021
Incorporated by Reference
10.1†
Fourth Amended and Restated 364-Day Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, and Bank of America, N.A., as co-syndication agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed April 5, 2022
Incorporated by Reference
10.2	Eighth Amended and Restated Limited Liability Company Agreement of GM Cruise Holdings, LLC, dated March 18, 2022	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
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

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	July 26, 2022