Form 10-Q
period 2023-06-30
General Motors Co
filed 2023-07-25
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 13, 2023 there were 1,375,905,293 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales and revenue
Automotive	$41,254	$32,614	$77,900	$65,437
GM Financial	3,493	3,145	6,832	6,301
Total net sales and revenue (Note 2)	44,746	35,759	84,732	71,738
Costs and expenses
Automotive and other cost of sales	36,632	29,261	68,879	58,614
GM Financial interest, operating and other expenses	2,768	2,089	5,380	4,015
Automotive and other selling, general and administrative expense	2,558	2,293	5,105	4,797
Total costs and expenses	41,958	33,643	79,364	67,426
Operating income (loss)	2,789	2,116	5,367	4,313
Automotive interest expense	226	234	460	460
Interest income and other non-operating income, net	358	295	767	812
Equity income (loss) (Note 7)	108	(45)	129	247
Income (loss) before income taxes	3,029	2,132	5,803	4,912
Income tax expense (benefit) (Note 14)	522	490	950	462
Net income (loss)	2,507	1,642	4,853	4,449
Net loss (income) attributable to noncontrolling interests	59	50	109	181
Net income (loss) attributable to stockholders	$2,566	$1,692	$4,962	$4,631

Net income (loss) attributable to common stockholders	$2,540	$1,666	$4,908	$3,653

Earnings per share (Note 17)
Basic earnings per common share	$1.83	$1.14	$3.53	$2.51
Weighted-average common shares outstanding – basic	1,385	1,458	1,390	1,458
Diluted earnings per common share	$1.83	$1.14	$3.52	$2.49
Weighted-average common shares outstanding – diluted	1,389	1,465	1,396	1,468

Dividends declared per common share	$0.09	$—	$0.18	$—

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$2,507	$1,642	$4,853	$4,449
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	(130)	(349)	18	(10)
Defined benefit plans	(44)	275	(78)	378
Other comprehensive income (loss), net of tax	(174)	(74)	(61)	368
Comprehensive income (loss)	2,333	1,568	4,792	4,817
Comprehensive loss (income) attributable to noncontrolling interests	59	61	118	206
Comprehensive income (loss) attributable to stockholders	$2,393	$1,629	$4,910	$5,023

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$23,074	$19,153
Marketable debt securities (Note 3)	9,556	12,150
Accounts and notes receivable, net of allowance of $250 and $260	14,068	13,333
GM Financial receivables, net of allowance of $826 and $869 (Note 4; Note 8 at VIEs)	34,440	33,623
Inventories (Note 5)	17,912	15,366
Other current assets (Note 3; Note 8 at VIEs)	7,755	6,825
Total current assets	106,804	100,451
Non-current Assets
GM Financial receivables, net of allowance of $1,376 and $1,227 (Note 4; Note 8 at VIEs)	44,201	40,591
Equity in net assets of nonconsolidated affiliates (Note 7)	10,064	10,176
Property, net	47,941	45,248
Goodwill and intangible assets, net	4,950	4,945
Equipment on operating leases, net (Note 6; Note 8 at VIEs)	31,560	32,701
Deferred income taxes	20,640	20,539
Other assets (Note 3; Note 8 at VIEs)	9,672	9,386
Total non-current assets	169,029	163,586
Total Assets	$275,833	$264,037

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$29,800	$27,486
Short-term debt and current portion of long-term debt (Note 9)
Automotive	444	1,959
GM Financial (Note 8 at VIEs)	36,224	36,819
Accrued liabilities	26,249	24,910
Total current liabilities	92,718	91,173
Non-current Liabilities
Long-term debt (Note 9)
Automotive	15,981	15,885
GM Financial (Note 8 at VIEs)	65,394	60,036
Postretirement benefits other than pensions (Note 12)	4,148	4,193
Pensions (Note 12)	5,680	5,698
Other liabilities	15,938	14,767
Total non-current liabilities	107,142	100,579
Total Liabilities	199,861	191,752
Commitments and contingencies (Note 13)
Noncontrolling interest - Cruise stock incentive awards	287	357
Equity (Note 16)
Common stock, $0.01 par value	14	14
Additional paid-in capital	26,078	26,428
Retained earnings	53,517	49,251
Accumulated other comprehensive loss	(7,953)	(7,901)
Total stockholders’ equity	71,655	67,792
Noncontrolling interests	4,030	4,135
Total Equity	75,685	71,927
Total Liabilities and Equity	$275,833	$264,037

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities
Net income (loss)	$4,853	$4,449
Depreciation and impairment of Equipment on operating leases, net	2,476	2,427
Depreciation, amortization and impairment charges on Property, net	3,270	3,320
Foreign currency remeasurement and transaction (gains) losses	148	75
Undistributed earnings of nonconsolidated affiliates, net	193	(201)
Pension contributions and OPEB payments	(458)	(401)
Pension and OPEB income, net	(41)	(602)
Provision (benefit) for deferred taxes	(42)	79
Change in other operating assets and liabilities	278	(3,919)
Net cash provided by (used in) operating activities	10,677	5,228
Cash flows from investing activities
Expenditures for property	(4,683)	(3,829)
Available-for-sale marketable securities, acquisitions	(2,727)	(5,605)
Available-for-sale marketable securities, liquidations	5,404	3,838
Purchases of finance receivables, net	(17,810)	(17,229)
Principal collections and recoveries on finance receivables	13,922	13,660
Purchases of leased vehicles, net	(6,834)	(6,203)
Proceeds from termination of leased vehicles	6,673	7,549
Other investing activities	(770)	(409)
Net cash provided by (used in) investing activities	(6,824)	(8,227)
Cash flows from financing activities
Net increase (decrease) in short-term debt	70	1,015
Proceeds from issuance of debt (original maturities greater than three months)	26,235	23,596
Payments on debt (original maturities greater than three months)	(23,812)	(22,264)
Payments to purchase common stock	(869)	—
Issuance (redemption) of subsidiary stock (Note 16)	—	(2,127)
Dividends paid	(311)	(81)
Other financing activities	(470)	(901)
Net cash provided by (used in) financing activities	843	(762)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	108	(66)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,805	(3,827)
Cash, cash equivalents and restricted cash at beginning of period	21,948	23,542
Cash, cash equivalents and restricted cash at end of period	$26,753	$19,715

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$5,695	$4,163

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity (Permanent Equity)	Noncontrolling Interest Cruise Stock Incentive Awards (Temporary Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$15	$27,061	$41,937	$(9,269)	$6,071	$65,815	$—
Net income (loss)	—	—	2,939	—	(131)	2,807	—
Other comprehensive income (loss)	—	—	—	456	(13)	442	—
Issuance (redemption) of subsidiary preferred stock (Note 16)	—	—	(909)	—	(1,215)	(2,124)	—
Stock based compensation	—	(31)	(1)	—	—	(32)	289
Dividends to noncontrolling interests	—	—	(12)	—	(1)	(14)	—
Other	—	(15)	(74)	—	(31)	(120)	—
Balance at March 31, 2022	15	27,015	43,879	(8,814)	4,679	66,774	289
Net income (loss)	—	—	1,692	—	(50)	1,642	—
Other comprehensive income (loss)	—	—	—	(62)	(12)	(74)	—
Issuance (redemption) of subsidiary preferred stock	—	—	—	—	(3)	(3)	—
Stock based compensation	—	93	—	—	—	93	—
Dividends to noncontrolling interests	—	—	—	—	(50)	(50)	—
Other	—	153	(17)	—	(258)	(122)	(174)
Balance at June 30, 2022	$15	$27,261	$45,554	$(8,876)	$4,306	$68,260	$115

Balance at January 1, 2023	$14	$26,428	$49,251	$(7,901)	$4,135	$71,927	$357
Net income (loss)	—	—	2,395	—	(49)	2,346	—
Other comprehensive income (loss)	—	—	—	123	(9)	113	—
Purchase of common stock	—	(168)	(201)	—	—	(369)	—
Stock based compensation	—	(34)	(2)	—	—	(35)	7
Cash dividends paid on common stock	—	—	(126)	—	—	(126)	—
Other	—	97	—	—	7	103	(93)
Balance at March 31, 2023	14	26,323	51,318	(7,778)	4,084	73,961	271
Net income (loss)	—	—	2,566	—	(59)	2,507	—
Other comprehensive income (loss)	—	—	—	(174)	—	(174)	—
Purchase of common stock	—	(261)	(239)	—	—	(500)	—
Stock based compensation	—	88	(1)	—	—	86	9
Cash dividends paid on common stock	—	—	(124)	—	—	(124)	—
Dividends to noncontrolling interests	—	—	—	—	(61)	(61)	—
Other	—	(72)	(3)	—	67	(8)	7
Balance at June 30, 2023	$14	$26,078	$53,517	$(7,953)	$4,030	$75,685	$287
Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells trucks, crossovers, cars and automobile parts and provides software-enabled services and subscriptions worldwide. Additionally, we are investing in and growing an autonomous vehicle (AV) business. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our operations through the following segments: GM North America (GMNA), GM International (GMI), Cruise and GM Financial. Cruise is our global segment responsible for the development and commercialization of AV technology. Nonsegment operations are classified as Corporate. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain nonsegment-specific revenues and expenses.

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

GM Financial The amounts presented for GM Financial are adjusted to reflect the impact on GM Financial's deferred tax positions and provision for income taxes resulting from the inclusion of GM Financial in our consolidated tax returns and to eliminate the effect of transactions between GM Financial and the other members of the consolidated group. Accordingly, the amounts presented will differ from those presented by GM Financial on a stand-alone basis.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 2. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended June 30, 2023
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$36,099	$3,621	$41	$39,761	$—	$—	$—	$39,761
Used vehicles	256	6	—	262	—	—	—	262
Services and other	865	328	39	1,231	26	—	(26)	1,231
Automotive net sales and revenue	37,220	3,955	79	41,254	26	—	(26)	41,254
Leased vehicle income	—	—	—	—	—	1,820	—	1,820
Finance charge income	—	—	—	—	—	1,490	(4)	1,486
Other income	—	—	—	—	—	187	(1)	186
GM Financial net sales and revenue	—	—	—	—	—	3,498	(5)	3,493
Net sales and revenue	$37,220	$3,955	$79	$41,254	$26	$3,498	$(31)	$44,746

	Three Months Ended June 30, 2022
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$27,826	$3,466	$22	$31,314	$—	$—	$—	$31,314
Used vehicles	137	6	—	143	—	—	—	143
Services and other	797	336	25	1,158	25	—	(25)	1,158
Automotive net sales and revenue	28,760	3,807	47	32,614	25	—	(25)	32,614
Leased vehicle income	—	—	—	—	—	1,989	—	1,989
Finance charge income	—	—	—	—	—	1,062	—	1,062
Other income	—	—	—	—	—	95	(1)	94
GM Financial net sales and revenue	—	—	—	—	—	3,146	(1)	3,145
Net sales and revenue	$28,760	$3,807	$47	$32,614	$25	$3,146	$(26)	$35,759

	Six Months Ended June 30, 2023
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$67,975	$6,963	$50	$74,988	$—	$—	$—	$74,988
Used vehicles	431	11	—	442	—	—	—	442
Services and other	1,702	708	60	2,470	51	—	(51)	2,470
Automotive net sales and revenue	70,108	7,682	110	77,900	51	—	(51)	77,900
Leased vehicle income	—	—	—	—	—	3,638	—	3,638
Finance charge income	—	—	—	—	—	2,859	(6)	2,852
Other income	—	—	—	—	—	344	(3)	341
GM Financial net sales and revenue	—	—	—	—	—	6,841	(9)	6,832
Net sales and revenue	$70,108	$7,682	$110	$77,900	$51	$6,841	$(60)	$84,732

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Six Months Ended June 30, 2022
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$56,398	$6,479	$27	$62,904	$—	$—	$—	$62,904
Used vehicles	212	11	—	223	—	—	—	223
Services and other	1,606	630	73	2,309	51	—	(50)	2,310
Automotive net sales and revenue	58,216	7,120	100	65,437	51	—	(50)	65,437
Leased vehicle income	—	—	—	—	—	4,056	—	4,056
Finance charge income	—	—	—	—	—	2,072	—	2,072
Other income	—	—	—	—	—	175	(2)	173
GM Financial net sales and revenue	—	—	—	—	—	6,302	(2)	6,301
Net sales and revenue	$58,216	$7,120	$100	$65,437	$51	$6,302	$(52)	$71,738
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales increased revenue by an insignificant amount and $320 million in the three months ended June 30, 2023 and 2022.
Contract liabilities in our Automotive segments primarily consist of maintenance, extended warranty and other service contracts of $4.5 billion and $3.3 billion at June 30, 2023 and December 31, 2022, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $410 million and $818 million related to contract liabilities in the three and six months ended June 30, 2023 and $307 million and $726 million in the three and six months ended June 30, 2022. We expect to recognize revenue of $915 million in the six months ending December 31, 2023 and $1.2 billion, $1.0 billion and $1.3 billion in the years ending December 31, 2024, 2025 and thereafter related to contract liabilities at June 30, 2023.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 3. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	June 30, 2023	December 31, 2022
Cash and cash equivalents
Cash and time deposits		$10,542	$8,921
Available-for-sale debt securities
U.S. government and agencies	2	19	1,012
Corporate debt	2	3,731	2,778
Sovereign debt	2	1,404	1,828
Total available-for-sale debt securities – cash equivalents		5,155	5,618
Money market funds	1	7,377	4,613
Total cash and cash equivalents(a)		$23,074	$19,153
Marketable debt securities
U.S. government and agencies	2	$3,910	$4,357
Corporate debt	2	3,687	5,147
Mortgage and asset-backed	2	588	538
Sovereign debt	2	1,372	2,108
Total available-for-sale debt securities – marketable securities(b)		$9,556	$12,150
Restricted cash
Cash and cash equivalents		$379	$341
Money market funds	1	3,301	2,455
Total restricted cash		$3,680	$2,796

Available-for-sale debt securities included above with contractual maturities(c)
Due in one year or less		$8,364
Due between one and five years		5,675
Total available-for-sale debt securities with contractual maturities		$14,038
__________
(a)Includes $1.9 billion and $1.5 billion in Cruise at June 30, 2023 and December 31, 2022.
(b)Includes $215 million and $1.4 billion in Cruise at June 30, 2023 and December 31, 2022.
(c)Excludes mortgage and asset-backed securities of $588 million at June 30, 2023 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $638 million and $494 million in the three months ended June 30, 2023 and 2022 and $1.0 billion in the six months ended June 30, 2023 and 2022. Net unrealized losses on available-for-sale debt securities were insignificant in the three months ended June 30, 2023 and 2022. Net unrealized gains on available-for-sale debt securities were insignificant in the six months ended June 30, 2023 and net unrealized losses on available-for-sale debt securities were $261 million in the six months ended June 30, 2022. Cumulative unrealized losses on available-for-sale debt securities were $303 million and $344 million at June 30, 2023 and December 31, 2022.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total shown in the condensed consolidated statement of cash flows:

June 30, 2023
Cash and cash equivalents	$23,074
Restricted cash included in Other current assets	3,212
Restricted cash included in Other assets	468
Total	$26,753

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. GM Financial Receivables and Transactions

	June 30, 2023			December 31, 2022
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables, net of fees	$69,722	$11,120	$80,843	$65,322	$10,988	$76,310
Less: allowance for loan losses	(2,166)	(36)	(2,202)	(2,062)	(34)	(2,096)
GM Financial receivables, net	$67,557	$11,084	$78,641	$63,260	$10,954	$74,214

Fair value of GM Financial receivables utilizing Level 2 inputs			$11,084			$10,954
Fair value of GM Financial receivables utilizing Level 3 inputs			$66,754			$62,150
__________
(a)Net of dealer cash management balances of $2.3 billion and $1.9 billion at June 30, 2023 and December 31, 2022. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Allowance for loan losses at beginning of period	$2,152	$1,928	$2,096	$1,886
Provision for loan losses	167	198	298	320
Charge-offs	(323)	(247)	(645)	(521)
Recoveries	191	161	378	339
Effect of foreign currency and other	14	(14)	74	4
Allowance for loan losses at end of period	$2,202	$2,027	$2,202	$2,027

The allowance for loan losses as a percentage of finance receivables, net was 2.7% at June 30, 2023 and December 31, 2022.

Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at June 30, 2023 and December 31, 2022:

	Year of Origination						June 30, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
Prime – FICO score 680 and greater	$13,278	$18,833	$11,095	$6,354	$1,609	$664	$51,834	74.3%
Near-prime – FICO score 620 to 679	1,743	2,763	2,165	1,191	509	243	8,615	12.4%
Sub-prime – FICO score less than 620	1,615	2,823	2,298	1,285	791	462	9,274	13.3%
Retail finance receivables, net of fees	$16,636	$24,419	$15,558	$8,830	$2,909	$1,369	$69,722	100.0%

	Year of Origination						December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
Prime – FICO score 680 and greater	$22,677	$13,399	$7,991	$2,254	$1,019	$205	$47,543	72.8%
Near-prime – FICO score 620 to 679	3,202	2,601	1,487	688	310	104	8,392	12.8%
Sub-prime – FICO score less than 620	3,211	2,746	1,604	1,051	496	280	9,388	14.4%
Retail finance receivables, net of fees	$29,090	$18,745	$11,081	$3,992	$1,824	$589	$65,322	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $661 million and $685 million at June 30, 2023 and December 31, 2022. The following tables are consolidated summaries of the amortized cost of retail finance receivables by delinquency status, for each vintage of the portfolio at June 30, 2023 and December 31, 2022, as well as summary totals for June 30, 2022:

	Year of Origination						June 30, 2023		June 30, 2022
	2023	2022	2021	2020	2019	Prior	Total	Percent	Total	Percent
0-to-30 days	$16,532	$23,898	$15,039	$8,533	$2,726	$1,229	$67,957	97.5%	$59,681	97.5%
31-to-60 days	79	368	377	218	137	105	1,284	1.8%	1,129	1.8%
Greater-than-60 days	22	133	126	73	43	34	430	0.6%	355	0.6%
Finance receivables more than 30 days delinquent	101	501	503	291	180	139	1,714	2.5%	1,484	2.4%
In repossession	4	19	16	6	3	2	51	0.1%	43	0.1%
Finance receivables more than 30 days delinquent or in repossession	105	521	518	298	183	141	1,765	2.5%	1,527	2.5%
Retail finance receivables, net of fees	$16,636	$24,419	$15,558	$8,830	$2,909	$1,369	$69,722	100.0%	$61,208	100.0%

	Year of Origination						December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
0-to-30 days	$28,676	$18,128	$10,702	$3,743	$1,685	$493	$63,426	97.1%
31-to-60 days	310	452	275	184	103	69	1,393	2.1%
Greater-than-60 days	93	150	98	62	35	26	465	0.7%
Finance receivables more than 30 days delinquent	403	603	373	246	138	95	1,857	2.8%
In repossession	11	14	6	4	2	1	39	0.1%
Finance receivables more than 30 days delinquent or in repossession	414	617	380	249	140	96	1,896	2.9%
Retail finance receivables, net of fees	$29,090	$18,745	$11,081	$3,992	$1,824	$589	$65,322	100.0%

Commercial Finance Receivables GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. GM Financial performs periodic credit reviews of each dealership and adjusts the dealership's risk rating, if necessary. There were no commercial finance receivables on nonaccrual status at June 30, 2023.

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at June 30, 2023 and December 31, 2022:

	Year of Origination(a)							June 30, 2023
	Revolving	2023	2022	2021	2020	2019	Prior	Total	Percent
I	$9,537	$105	$426	$323	$334	$86	$39	$10,850	97.6%
II	136	—	—	1	—	—	—	137	1.2%
III	106	—	18	—	—	9	—	133	1.2%
IV	—	—	—	—	—	—	—	—	—%
Commercial finance receivables, net of fees	$9,779	$105	$444	$324	$334	$95	$39	$11,120	100.0%
__________
(a)Floorplan advances comprise 95% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2022
	Revolving	2022	2021	2020	2019	2018	Prior	Total	Percent
I	$9,493	$438	$356	$360	$91	$38	$18	$10,794	98.2%
II	89	—	1	—	—	—	—	91	0.8%
III	78	15	—	—	10	—	—	104	0.9%
IV	—	—	—	—	—	—	—	—	—%
Commercial finance receivables, net of fees	$9,660	$453	$357	$360	$102	$38	$18	$10,988	100.0%
__________
(a)Floorplan advances comprise 97% of the total revolving balance. Dealer term loans are presented by year of origination.

Transactions with GM Financial The following table shows transactions between our Automotive segments and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	June 30, 2023	December 31, 2022
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$142	$187
Receivables from Cruise	$222	$113
Subvention receivable(b)	$570	$469
Commercial loan funding payable	$42	$105

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$308	$235	$587	$455
Leased vehicle subvention earned	$389	$500	$782	$1,047
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive segments made cash payments to GM Financial for subvention of $915 million and $561 million in the three months ended June 30, 2023 and 2022 and $1.7 billion and $1.0 billion in the six months ended June 30, 2023 and 2022.

GM Financial's Board of Directors declared and paid dividends of $450 million and $750 million on its common stock in the three months ended June 30, 2023 and 2022 and $900 million and $750 million in the six months ended June 30, 2023 and 2022.

Note 5. Inventories

	June 30, 2023	December 31, 2022
Total productive material, supplies and work in process	$8,356	$8,014
Finished product, including service parts	9,556	7,353
Total inventories	$17,912	$15,366

Note 6. Equipment on Operating Leases

Equipment on operating leases consists of leases to retail customers of GM Financial.

	June 30, 2023	December 31, 2022
Equipment on operating leases	$39,541	$40,919
Less: accumulated depreciation	(7,981)	(8,218)
Equipment on operating leases, net	$31,560	$32,701
The estimated residual value of our leased assets at the end of the lease term was $23.8 billion and $24.7 billion at June 30, 2023 and December 31, 2022.

Depreciation expense related to Equipment on operating leases, net was $1.2 billion in the three months ended June 30, 2023 and 2022 and $2.5 billion and $2.4 billion in the six months ended June 30, 2023 and 2022.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Lease receipts under operating leases	$2,668	$3,825	$2,031	$483	$29	$1	$9,035

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Automotive China equity income (loss)	$78	$(87)	$161	$147
Other joint ventures equity income (loss)(a)	67	42	59	100
Total Equity income (loss)	$145	$(45)	$220	$247
__________
(a)Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our electric vehicles (EVs). In the three and six months ended June 30, 2023, equity earnings related to Ultium Cells Holdings LLC were insignificant.

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2022.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$8,126	$6,083	$13,959	$15,074
Automotive China JVs' net income (loss)	$296	$(207)	$419	$298
Dividends declared but not paid from our nonconsolidated affiliates were $265 million and an insignificant amount at June 30, 2023 and December 31, 2022. Dividends received from our nonconsolidated affiliates were $400 million and $413 million in the three and six months ended June 30, 2023 and insignificant in the three and six months ended June 30, 2022. Undistributed earnings from our nonconsolidated affiliates were $1.7 billion and $1.9 billion at June 30, 2023 and December 31, 2022.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	June 30, 2023	December 31, 2022
Restricted cash – current	$2,991	$2,176
Restricted cash – non-current	$368	$360
GM Financial receivables, net of fees – current	$18,665	$19,896
GM Financial receivables, net of fees – non-current	$19,319	$18,748
GM Financial equipment on operating leases, net	$16,857	$18,456
GM Financial short-term debt and current portion of long-term debt	$19,363	$21,643
GM Financial long-term debt	$22,709	$20,545

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs principally include automotive related operating entities to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support and other off-balance sheet arrangements. The carrying amounts of assets were approximately $2.2 billion and $1.6 billion and liabilities were insignificant related to our nonconsolidated VIEs at June 30, 2023 and December 31, 2022. Our maximum exposure to loss as a result of our involvement with these VIEs was approximately $3.4 billion and $3.3 billion, inclusive of approximately $1.0 billion and $1.4 billion in committed capital contributions to Ultium Cells Holdings LLC, at June 30, 2023 and December 31, 2022. Our maximum exposure to loss, and required capital contributions, could vary depending on Ultium Cells Holdings LLC's requirements and access to capital. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

Note 9. Debt

Automotive The following table presents debt in our automotive operations:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$146	$143	$124	$123
Unsecured debt(a)	15,804	15,260	17,340	16,323
Finance lease liabilities	476	485	381	381
Total automotive debt(b)	$16,426	$15,888	$17,844	$16,828

Fair value utilizing Level 1 inputs		$14,806		$15,971
Fair value utilizing Level 2 inputs		$1,081		$857

Available under credit facility agreements(c)		$13,549		$15,095
Weighted-average interest rate on outstanding short-term debt(d)		9.2%		6.1%
Weighted-average interest rate on outstanding long-term debt(d)		5.8%		5.8%
__________
(a)Primarily consists of senior notes.
(b)Includes net discount and debt issuance costs of $540 million and $525 million at June 30, 2023 and December 31, 2022.
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

GM Financial The following table presents debt of GM Financial:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$42,004	$41,427	$42,131	$41,467
Unsecured debt	59,614	57,622	54,723	52,270
Total GM Financial debt	$101,618	$99,049	$96,854	$93,738

Fair value utilizing Level 2 inputs		$97,015		$91,545
Fair value utilizing Level 3 inputs		$2,035		$2,192

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 to our condensed consolidated financial statements for additional information on GM Financial's involvement with VIEs. In the six months ended June 30, 2023, GM Financial renewed revolving credit facilities with total borrowing capacity of $10.6 billion and issued $12.6 billion in aggregate principal amount of securitization notes payable with an initial weighted-average interest rate of 5.34% and maturity dates ranging from 2027 to 2035.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the six months ended June 30, 2023, GM Financial issued $8.3 billion in aggregate principal amount of senior notes with an initial weighted-average interest rate of 5.51% and maturity dates ranging from 2026 to 2033.

Note 10. Derivative Financial Instruments

Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	June 30, 2023	December 31, 2022
Derivatives not designated as hedges(a)
Foreign currency	2	$2,035	$4,072
Commodity	2	697	1,075
Total derivative financial instruments		$2,732	$5,148
__________
(a)The fair value of these derivative instruments at June 30, 2023 and December 31, 2022 and the gains/losses included in our condensed consolidated income statements for the three and six months ended June 30, 2023 and 2022 were insignificant, unless otherwise noted.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	June 30, 2023			December 31, 2022
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps	2	$23,528	$—	$489	$19,950	$—	$821
Cash flow hedges
Interest rate swaps	2	1,853	19	10	1,434	34	1
Foreign currency swaps(b)	2	8,739	51	451	6,852	—	586
Derivatives not designated as hedges(a)
Interest rate contracts	2	111,523	2,263	2,379	113,975	2,268	1,984
Total derivative financial instruments(c)		$145,643	$2,333	$3,329	$142,212	$2,302	$3,392
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and six months ended June 30, 2023 and 2022 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)The effect of foreign currency cash flow hedges recognized in Accumulated other comprehensive loss in the consolidated statements of comprehensive income includes an insignificant gain and a $392 million loss for the three months ended June 30, 2023 and 2022, and an insignificant gain and a $449 million loss for the six months ended June 30, 2023 and 2022. The effect of foreign currency cash flow hedges reclassified from Accumulated other comprehensive loss in the consolidated statements of comprehensive income into income includes an insignificant gain and a $408 million loss for the three months ended June 30, 2023 and 2022 and an insignificant gain and a $557 million loss for the six months ended June 30, 2023 and 2022.
(c)GM Financial held $678 million and $553 million of collateral from counterparties available for netting against GM Financial's asset positions and posted $1.4 billion and $1.5 billion of collateral to counterparties available for netting against GM Financial's liability positions at June 30, 2023 and December 31, 2022.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	June 30, 2023		December 31, 2022
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$2,763	$(13)	$3,048	$2
Long-term unsecured debt	27,080	910	25,271	779
GM Financial unsecured debt	$29,843	$897	$28,319	$781
__________
(a)Includes $461 million and an insignificant amount of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at June 30, 2023 and December 31, 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 11. Product Warranty and Related Liabilities

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$8,482	$9,302	$8,530	$9,774
Warranties issued and assumed in period – recall campaigns	313	189	549	322
Warranties issued and assumed in period – product warranty	566	449	1,056	909
Payments	(969)	(1,012)	(2,027)	(2,088)
Adjustments to pre-existing warranties	332	77	611	72
Effect of foreign currency and other	18	(35)	23	(19)
Warranty balance at end of period	8,741	8,969	8,741	8,969
Less: Supplier recoveries balance at end of period(a)	343	1,637	343	1,637
Warranty balance, net of supplier recoveries at end of period	$8,398	$7,332	$8,398	$7,332
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Product Warranty Expense, Net of Recoveries
Warranties issued and assumed in period	$879	$638	$1,605	$1,231
Supplier recoveries accrued in period	733	(81)	689	(138)
Adjustments and other	349	41	634	53
Warranty expense, net of supplier recoveries	$1,961	$598	$2,928	$1,146

In the three months ended June 30, 2023, we recorded a charge to supplier recoveries of $792 million related to a settlement for Chevrolet Bolt recall costs. Refer to Note 13 to our condensed consolidated financial statements for more details on the Chevrolet Bolt recall and the associated supplier recovery. For losses that can be estimated, we estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at June 30, 2023.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$43	$42	$2	$58	$33	$4
Interest cost	568	176	59	323	74	37
Expected return on plan assets	(730)	(184)	—	(750)	(135)	—
Amortization of prior service cost (credit)	—	—	(1)	—	1	(2)
Amortization of net actuarial (gains) losses	—	9	(5)	4	34	17
Net periodic pension and OPEB (income) expense	$(119)	$43	$55	$(365)	$7	$56

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$87	$84	$4	$116	$68	$8
Interest cost	1,136	337	118	646	150	74
Expected return on plan assets	(1,460)	(352)	—	(1,500)	(274)	—
Amortization of prior service cost (credit)	(1)	1	(1)	(1)	2	(3)
Amortization of net actuarial (gains) losses	—	17	(11)	9	69	34
Net periodic pension and OPEB (income) expense	$(238)	$87	$110	$(730)	$15	$113

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income of $86 million and $376 million in the three months ended June 30, 2023 and 2022 and $172 million and $752 million in the six months ended June 30, 2023 and 2022 are presented in Interest income and other non-operating income, net.

Note 13. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At June 30, 2023 and December 31, 2022, we had accruals of $1.0 billion and $1.1 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the possible loss. Some matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that cannot be reasonably estimated. Accordingly, while we believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated, it is possible that adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

GM Korea Subcontract Workers Litigation GM Korea Company (GM Korea) is party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 and September 2020, the Korean labor authorities issued adverse administrative orders finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed the May 2018 and September 2020 orders. Since June 2020, the Seoul High Court (an intermediate-level appellate court) ruled against GM Korea in eight subcontract worker cases. Although GM Korea has appealed these decisions to the Supreme Court of the Republic of Korea, GM Korea has since hired certain of its subcontract workers as full-time employees. At June 30, 2023, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $194 million. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $94 million at June 30, 2023. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

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

There are several putative class actions pending against GM in federal courts in the U.S. and in the Provincial Courts in Canada alleging that various vehicles sold, including model year 2011-2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal, state and foreign emission standards. In July 2023, the putative class actions pending in the U.S. were dismissed with prejudice and judgement entered in favor of GM, and plaintiffs appealed the dismissal. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from these actions. GM has also faced a series of additional lawsuits in the U.S. based on these allegations, including a shareholder demand lawsuit that remains pending.

There are several putative class actions and two certified class actions pending against GM in federal courts in the U.S. alleging that various 2011-2014 model year vehicles are defective because they excessively consume oil. While many of these proceedings have been dismissed or have been settled for insignificant amounts, several remain outstanding, and in October 2022, we received an adverse jury verdict in the certified class action proceeding involving three states. We do not believe that the verdict is supported by the evidence and plan to appeal, if necessary. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from the putative class action proceedings and have previously accrued an immaterial amount related to one of the certified class action proceedings.

There is one putative class action and one certified class action pending against GM in federal court in the U.S. alleging that various 2015-2022 model year vehicles are defective because they are equipped with faulty 8-speed transmissions. In March 2023, the judge overseeing the class action concerning 2015-2019 model year vehicles certified 26 state subclasses. The putative class action concerning 2020-2022 model year vehicles is pending in front of a different judge that has not yet addressed class certification. We have similar cases pending in Canada concerning these vehicles. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from these proceedings.

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

We are currently in discussions with the Environmental Protection Agency (EPA) regarding potential adjustments to our balance of greenhouse gas (GHG) credits. Based on progress made in these discussions, in the three months ended June 30, 2023, we accrued $150 million. Through June 30, 2023, the total costs expensed in connection with these matters were $311 million. We are currently unable to provide an estimate of the loss in excess of amounts incurred, but such loss may be material.

Indirect tax-related matters are being evaluated globally pertaining to value added taxes, customs, duties, sales, property taxes and other non-income tax-related tax exposures. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. For indirect tax-related matters, we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $1.6 billion at June 30, 2023.

Takata Matters In November 2020, the National Highway Traffic Safety Administration (NHTSA) directed that we replace the Takata Corporation (Takata) airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and sport utility

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
vehicles (SUVs), and we did not contest NHTSA's decision. While we have already begun the process of executing the recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the year ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy, and we believe the currently accrued amount remains reasonable.

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

There are several putative class actions that have been filed against GM, including in the federal courts in the U.S., in the Provincial Courts in Canada, and in Mexico, arising out of allegations that airbag inflators manufactured by Takata are defective. In March 2023, a federal court overseeing a putative class action against GM issued a final judgment in favor of GM on all claims in eight states at issue in that proceeding; claims relating to other states remain pending. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of reasonably possible material loss.

ARC Matters In May 2023, we initiated a voluntary recall covering nearly one million 2014-2017 model year Buick Enclave, Chevrolet Traverse, and GMC Acadia SUVs equipped with driver front airbag inflators manufactured by ARC Automotive, Inc. (ARC), and accrued an immaterial amount for the expected costs of the recall. As part of its ongoing investigation into ARC airbag inflators, NHTSA has issued a recall request letter to ARC, in which the agency (a) tentatively concluded that a defect related to motor vehicle safety exists in 67 million frontal driver and passenger air bag inflators manufactured by ARC and supplied to a number of automakers, including GM, and (b) demanded that ARC issue a recall notice for these inflators. ARC has disputed the recall request, asserting that no identified defect trend exists in the inflators and that any problems are related to isolated manufacturing issues. Depending on the outcome of the dispute between NHTSA and ARC, and the possibility of additional recalls, the cost of which may not be fully recoverable, it is reasonably possible that the costs associated with these matters in excess of amounts accrued could be material, but we are unable to provide an estimate of the amounts or range of reasonably possible material loss at this time.

There are several putative class actions that have been filed against GM, including in the U.S., Canada, and Israel, arising out of allegations that airbag inflators manufactured by ARC are defective. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of reasonably possible material loss.

Chevrolet Bolt Recall In July 2021, we initiated a voluntary recall for certain 2017-2019 model year Chevrolet Bolt EVs due to the risk that two manufacturing defects present in the same battery cell could cause a high voltage battery fire in certain of these vehicles. Accordingly, in the three months ended June 30, 2021, we recorded a warranty accrual of $812 million. After further investigation into the manufacturing processes at our battery supplier, LG Energy Solution (LGES), and disassembling battery packs, we determined that the risk of battery cell defects was not confined to the initial recall population. As a result, in August 2021, we expanded the recall to include all 2017-2022 model year Chevrolet Bolt EV and Electric Utility Vehicles (EUVs) and recorded an additional warranty accrual of $1.2 billion in the three months ended September 30, 2021. In October 2021, we reached an agreement with LG Electronics, Inc. (LGE), under which LGE agreed to reimburse GM for costs and expenses associated with the recall. As a result, in the three months ended September 30, 2021, we recognized a receivable of $1.9 billion, which substantially offset the warranty charges we recognized in connection with the recall. In the three months ended June 30, 2023, we recorded a charge of $792 million to reflect a settlement agreement with LGES and LGE (collectively, LG) whereby the parties agreed to reduce the amount of recall costs and expenses for which LG would reimburse GM. The commercial negotiations with LG also resolved other commercial matters associated with our Ultium Cells Holdings LLC joint venture with LGES. These charges reflect our current best estimate for the cost of the recall remedy, which includes non-traditional recall remedies provided by GM to enhance customer satisfaction. The actual costs of the recall could be materially higher or lower. For 2017-2019 model year vehicles, the recall remedy will be to replace the high voltage battery modules in these vehicles with new modules. For approximately half of the 2020-2022 model year vehicles, recently developed battery diagnostic software will be the recall remedy, with the remainder receiving new high voltage battery modules.

In addition, putative class actions have been filed against GM in federal courts in the U.S. and in the Provincial Courts in Canada alleging that the batteries contained in the Bolt EVs and EUVs included in the recall population are defective. GM has reached an agreement in principle to settle the U.S. class actions for an immaterial amount.

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

Product Liability We recorded liabilities of $590 million and $561 million in Accrued liabilities and Other liabilities at June 30, 2023 and December 31, 2022 for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. We believe that any judgment against us involving our products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2023 to 2028, or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on royalties received associated with vehicles sold to date were $3.4 billion and $3.1 billion for these guarantees at June 30, 2023 and December 31, 2022, the majority of which relates to the indemnification agreements.

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

Supplier Finance Programs Third-party finance providers offer certain suppliers the option for payment in advance of their invoice due date through financing programs that we established. We retain our obligation to the participating suppliers, and we make payments directly to the third-party finance providers on the original invoice due date pursuant to the original invoice terms. There are no assets pledged as security or other forms of guarantees provided for committed payments. Our outstanding eligible balances under our supplier finance programs are $1.1 billion and $852 million at June 30, 2023 and December 31, 2022, which are recorded in Accounts payable (principally trade).

Note 14. Income Taxes
In the three months ended June 30, 2023 and June 30, 2022, Income tax expense of $522 million and $490 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
In the six months ended June 30, 2023, Income tax expense of $950 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation. In the six months ended June 30, 2022, Income tax expense of $462 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation, partially offset by the release of a valuation allowance against certain Cruise deferred tax assets that were considered realizable due to the reconsolidation of Cruise for U.S. tax purposes.

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

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance at beginning of period	$1,450	$171	$520	$285
Additions, interest accretion and other	255	5	1,235	3
Payments	(554)	(18)	(605)	(122)
Revisions to estimates and effect of foreign currency	1	(5)	1	(14)
Balance at end of period	$1,151	$152	$1,151	$152

In the three and six months ended June 30, 2023, restructuring and other initiatives included strategic activities in GMNA related to Buick dealerships. We recorded charges of $246 million and $345 million in the three and six months ended June 30, 2023, which are included in the table above, and incurred $355 million in net cash outflows resulting from these dealer restructurings in the six months ended June 30, 2023, in addition to the charges of $511 million and net cash outflows of $120 million in the year ended December 31, 2022. The remaining $381 million is expected to be paid by the end of 2023.

Additionally, on March 9, 2023, we announced a voluntary separation program (VSP) to accelerate attrition related to the cost reduction program announced in January 2023. We recorded charges in GMNA of $875 million in the six months ended June 30, 2023, primarily related to employee separation charges, which are reflected in the table above. We incurred $229 million of cash outflows resulting from the VSP in the six months ended June 30, 2023. We expect remaining cash outflows related to these activities of approximately $650 million to be substantially complete by the end of 2023.

Note 16. Stockholders' Equity and Noncontrolling Interests
We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at June 30, 2023 and December 31, 2022. We had 1.4 billion shares of common stock issued and outstanding at June 30, 2023 and December 31, 2022.

Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our total dividends paid on common stock were $124 million and $250 million for the three and six months ended June 30, 2023. Dividends were not declared or paid on our common stock for the three and six months ended June 30, 2022.

In August 2022, our Board of Directors increased the capacity under our previously announced common stock repurchase program to $5.0 billion from the $3.3 billion that remained under the program as of June 30, 2022. In the six months ended June 30, 2023, we purchased 24 million shares of our outstanding common stock for $869 million as part of the program. We did not purchase shares of our outstanding common stock in the six months ended June 30, 2022.

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

Cruise Common Shares During the three and six months ended June 30, 2023, GM Cruise Holdings LLC (Cruise Holdings) issued $79 million and $174 million of Class B Common Shares to net settle vested awards under Cruise's 2018 Employee Incentive Plan and issued $44 million and $100 million of Class B Common Shares to fund the payment of statutory tax withholding obligations resulting from the settlement or exercise of vested awards. Also, GM conducted quarterly tender offers and paid $61 million and $136 million in cash to purchase tendered Cruise Class B Common Shares during the three and six months ended June 30, 2023. The Class B Common Shares are classified as noncontrolling interests in our condensed consolidated financial statements except for certain shares that are liability classified that have a recorded value of approximately $75 million and $60 million at June 30, 2023 and December 31, 2022. Refer to Note 18 for additional information on Cruise stock incentive awards.

During the three months ended June 30, 2023 and 2022, the effect on the equity attributable to us for changes in our ownership interest in Cruise was insignificant. For the six months ended June 30, 2023 and 2022, net income attributable to shareholders and transfers to the noncontrolling interest in Cruise and other subsidiaries was $4.9 billion and $3.8 billion, which in 2022 included a $909 million decrease in retained earnings due to the redemption of Cruise preferred shares.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,611)	$(2,256)	$(2,776)	$(2,653)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)	(82)	(301)	83	96
Balance at end of period	$(2,693)	$(2,557)	$(2,693)	$(2,557)

Defined Benefit Plans
Balance at beginning of period	$(4,886)	$(6,425)	$(4,851)	$(6,528)
Other comprehensive income (loss) before reclassification adjustment, net of tax(b)	(45)	226	(84)	278
Reclassification adjustment, net of tax(b)	2	49	6	100
Other comprehensive income (loss), net of tax(b)	(44)	275	(78)	378
Balance at end of period(c)	$(4,930)	$(6,150)	$(4,930)	$(6,150)
__________
(a)The noncontrolling interests and reclassification adjustments were insignificant in the three and six months ended June 30, 2023 and 2022.
(b)The income tax effect was insignificant in the three and six months ended June 30, 2023 and 2022.
(c)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2022 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 17. Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Basic earnings per share
Net income (loss) attributable to stockholders	$2,566	$1,692	$4,962	$4,631
Less: cumulative dividends on subsidiary preferred stock(a)	(27)	(26)	(53)	(978)
Net income (loss) attributable to common stockholders	$2,540	$1,666	$4,908	$3,653

Weighted-average common shares outstanding	1,385	1,458	1,390	1,458

Basic earnings per common share	$1.83	$1.14	$3.53	$2.51
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$2,540	$1,666	$4,908	$3,653

Weighted-average common shares outstanding – basic	1,385	1,458	1,390	1,458
Dilutive effect of awards under stock incentive plans	4	7	5	10
Weighted-average common shares outstanding – diluted	1,389	1,465	1,396	1,468

Diluted earnings per common share	$1.83	$1.14	$3.52	$2.49
Potentially dilutive securities(b)	24	10	24	10
__________
(a)Includes a $909 million deemed dividend related to the redemption of Cruise preferred shares from SoftBank in the six months ended June 30, 2022.
(b)Potentially dilutive securities attributable to outstanding stock options, Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) at June 30, 2023 and outstanding stock options and RSUs at June 30, 2022, were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

Note 18. Stock Incentive Plans

Cruise Stock Incentive Awards In March 2022, Cruise modified its RSUs that settle in Cruise common stock to remove the liquidity vesting condition such that all granted RSU awards vest solely upon satisfactions of a service condition. Total compensation expense related to Cruise Holdings' share-based awards was $174 million and $158 million in the three months ended June 30, 2023 and 2022 and $277 million and $1.3 billion in the six months ended June 30, 2023 and 2022. Compensation expense for the six months ended June 30, 2022, when excluding the compensation expense for the three months ended June 30, 2022, primarily represents the impact of the modification to outstanding awards. GM conducted quarterly tender offers and paid $136 million and $202 million in cash to purchase tendered Cruise Class B Common Shares during the six months ended June 30, 2023 and 2022.

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

The following tables summarize key financial information by segment:

	At and For the Three Months Ended June 30, 2023
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$37,220	$3,955	$79		$41,254	$26	$3,498	$(31)	$44,746
Earnings (loss) before interest and taxes-adjusted	$3,194	$236	$(347)		$3,083	$(611)	$766	$(4)	$3,234
Adjustments(a)	$(246)	$76	$—		$(170)	$—	$—	$—	(170)
Automotive interest income									251
Automotive interest expense									(226)
Net income (loss) attributable to noncontrolling interests									(59)
Income (loss) before income taxes									3,029
Income tax benefit (expense)									(522)
Net income (loss)									2,507
Net loss (income) attributable to noncontrolling interests									59
Net income (loss) attributable to stockholders									$2,566

Equity in net assets of nonconsolidated affiliates	$2,256	$6,142	$—	$—	$8,397	$—	$1,667	$—	$10,064
Goodwill and intangibles	$2,141	$724	$4	$—	$2,869	$727	$1,354	$—	$4,950
Total assets	$150,624	$24,509	$44,892	$(74,453)	$145,572	$5,089	$127,175	$(2,003)	$275,833
Depreciation and amortization	$1,531	$144	$5	$—	$1,680	$10	$1,245	$—	$2,936
Impairment charges	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss)(b)	$31	$77	$—	$—	$108	$—	$37	$—	$145
__________
(a)    Consists of charges for strategic activities related to Buick dealerships in GMNA and the partial resolution of Korean subcontractor matters in GMI.
(b)    Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. In the three months ended June 30, 2023, equity earnings related to Ultium Cells Holdings LLC were insignificant.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended June 30, 2022
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$28,760	$3,807	$47		$32,614	$25	$3,146	$(26)	$35,759
Earnings (loss) before interest and taxes-adjusted	$2,299	$209	$(731)		$1,778	$(543)	$1,106	$3	$2,343
Adjustments	$—	$—	$—		$—	$—	$—	$—	—
Automotive interest income									73
Automotive interest expense									(234)
Net income (loss) attributable to noncontrolling interests									(50)
Income (loss) before income taxes									2,132
Income tax benefit (expense)									(490)
Net income (loss)									1,642
Net loss (income) attributable to noncontrolling interests									50
Net income (loss) attributable to stockholders									$1,692

Equity in net assets of nonconsolidated affiliates	$1,416	$6,556	$—	$—	$7,972	$—	$1,760	$—	$9,733
Goodwill and intangibles	$2,187	$754	$4	$—	$2,945	$727	$1,341	$—	$5,013
Total assets	$127,964	$24,867	$34,030	$(55,045)	$131,815	$6,049	$116,807	$(1,154)	$253,517
Depreciation and amortization	$1,476	$131	$6	$—	$1,613	$12	$1,218	$—	$2,844
Impairment charges	$11	$—	$—	$—	$11	$—	$—	$—	$11
Equity income (loss)	$(6)	$(89)	$—	$—	$(95)	$—	$50	$—	$(45)

	At and For the Six Months Ended June 30, 2023
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$70,108	$7,682	$110		$77,900	$51	$6,841	$(60)	$84,732
Earnings (loss) before interest and taxes-adjusted	$6,769	$583	$(674)		$6,678	$(1,172)	$1,537	$(6)	$7,037
Adjustments(a)	$(1,220)	$76	$—		$(1,144)	$—	$—	$—	(1,144)
Automotive interest income									479
Automotive interest expense									(460)
Net income (loss) attributable to noncontrolling interests									(109)
Income (loss) before income taxes									5,803
Income tax benefit (expense)									(950)
Net income (loss)									4,853
Net loss (income) attributable to noncontrolling interests									109
Net income (loss) attributable to stockholders									$4,962

Depreciation and amortization	$2,959	$266	$10	$—	$3,235	$15	$2,496	$—	$5,746
Impairment charges	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss)(b)	$(15)	$157	$—	$—	$142	$—	$78	$—	$220
__________
(a)    Consists of charges for strategic activities related to Buick dealerships and charges related to the VSP in GMNA and the partial resolution of Korean subcontractor matters in GMI.
(b)    Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. In the six months ended June 30, 2023, equity earnings related to Ultium Cells Holdings LLC were insignificant.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Six Months Ended June 30, 2022
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$58,216	$7,120	$100	$—	$65,437	$51	$6,302	$(52)	$71,738
Earnings (loss) before interest and taxes-adjusted	$5,440	$537	$(1,118)	$—	$4,859	$(868)	$2,390	$6	$6,387
Adjustments(a)	$100	$—	$—	$—	$100	$(1,057)	$—	$—	(957)
Automotive interest income									123
Automotive interest expense									(460)
Net income (loss) attributable to noncontrolling interests									(181)
Income (loss) before income taxes									4,912
Income tax benefit (expense)									(462)
Net income (loss)									4,449
Net loss (income) attributable to noncontrolling interests									181
Net income (loss) attributable to stockholders									$4,631

Depreciation and amortization	$2,980	$265	$11	$—	$3,256	$25	$2,454	$—	$5,735
Impairment charges	$11	$—	$—	$—	$11	$—	$—	$—	$11
Equity income (loss)	$—	$143	$—	$—	$144	$—	$104	$—	$247
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

The following table reconciles Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,
	2023	2022	2023	2022	2022	2021	2022	2021
Net income attributable to stockholders	$2,566	$1,692	$2,395	$2,939	$1,999	$1,741	$3,305	$2,420
Income tax expense (benefit)	522	490	428	(28)	580	471	845	152
Automotive interest expense	226	234	234	226	267	227	259	230
Automotive interest income	(251)	(73)	(229)	(50)	(215)	(44)	(122)	(38)
Adjustments
Voluntary separation program(a)	—	—	875	—	—	—	—	—
Cruise compensation modifications(b)	—	—	—	1,057	—	—	—	—
Russia exit(c)	—	—	—	—	657	—	—	—
Buick dealer strategy(d)	246	—	99	—	511	—	—	—
Patent royalty matters(e)	—	—	—	(100)	—	250	—	—
GM Brazil indirect tax matters(f)	—	—	—	—	—	194	—	—
Cadillac dealer strategy(g)	—	—	—	—	—	—	—	158
GM Korea wage litigation(h)	(76)	—	—	—	—	—	—	—
Total adjustments	170	—	974	957	1,168	444	—	158
EBIT-adjusted	$3,234	$2,343	$3,803	$4,044	$3,799	$2,839	$4,287	$2,922
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
(f)This adjustment was excluded because it relates to a settlement with third parties in the three months ended December 31, 2021, relating to retrospective recoveries of indirect taxes in Brazil realized in prior periods.
(g)This adjustment was excluded because it relates to strategic activities to transition certain Cadillac dealers from the network as part of Cadillac's EV strategy.
(h)This adjustment was excluded because it relates to the partial resolution of subcontractor matters in Korea.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$2,540	$1.83	$1,666	$1.14	$4,908	$3.52	$3,653	$2.49
Adjustments(a)	170	0.12	—	—	1,144	0.82	957	0.65
Tax effect on adjustments(b)	(60)	(0.04)	—	—	(299)	(0.21)	(296)	(0.20)
Tax adjustments(c)	—	—	—	—	—	—	(482)	(0.33)
Deemed dividend adjustment(d)	—	—	—	—	—	—	909	0.62
EPS-diluted-adjusted	$2,650	$1.91	$1,666	$1.14	$5,753	$4.12	$4,741	$3.23

__________
(a)Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for the details of each individual adjustment.
(b)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(c)This adjustment consists of tax benefit related to the release of a valuation allowance against deferred tax assets considered realizable as a result of Cruise tax reconsolidation in the six months ended June 30, 2022. This adjustment was excluded because significant impacts of valuation allowances are not considered part of our core operations.
(d)This adjustment consists of a deemed dividend related to the redemption of Cruise preferred shares from SoftBank in the six months ended June 30, 2022.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended						Six Months Ended
	June 30, 2023			June 30, 2022			June 30, 2023			June 30, 2022
	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate
Effective tax rate	$3,029	$522	17.2%	$2,132	$490	23.0%	$5,803	$950	16.4%	$4,912	$462	9.4%
Adjustments(a)	170	60		—	—		1,144	299		1,053	296
Tax adjustments(b)		—			—			—			482
ETR-adjusted	$3,199	$582	18.2%	$2,132	$490	23.0%	$6,947	$1,249	18.0%	$5,965	$1,240	20.8%
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

We define return on equity (ROE) as Net income attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	June 30, 2023	June 30, 2022
Net income attributable to stockholders	$10.3	$8.8
Average equity(a)	$70.5	$62.4
ROE	14.6%	14.1%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	June 30, 2023	June 30, 2022
EBIT-adjusted(a)	$15.1	$12.1
Average equity(b)	$70.5	$62.4
Add: Average automotive debt and interest liabilities (excluding finance leases)	17.3	16.8
Add: Average automotive net pension & OPEB liability	8.0	12.1
Less: Average automotive and other net income tax asset	(20.7)	(21.6)
ROIC-adjusted average net assets	$75.0	$69.7
ROIC-adjusted	20.2%	17.4%
__________
(a)Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A.
(b)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

Overview Our vision for the future is a world with zero crashes, zero emissions and zero congestion, which guides our growth-focused strategy to invest in EVs and AVs, software-enabled services and subscriptions and new business opportunities, while strengthening our market position in profitable internal combustion engine (ICE) vehicles, such as trucks and SUVs. We will execute our strategy with a diverse team and a steadfast commitment to good citizenship through sustainable operations and a leading health and safety culture.

We continue to monitor the macro-economic environment, including higher interest rates and inflationary pressures. Supply chain and logistics challenges continue but remain manageable, leading to increased production. We expect pricing performance on our new and refreshed vehicles to partially offset these headwinds. U.S. dealer inventories remained flat compared to December 2022 as we continue to match supply with demand.

In January 2023, we announced our intention to implement a cost reduction program to reduce fixed costs by $2.0 billion on an annual run rate basis by 2024. In March 2023, we took the initial steps and announced performance-based exits and a VSP in an effort to accelerate attrition, which we believe will result in approximately $1.0 billion towards this target on an annual run rate basis. In addition to people costs, we expect the remaining $1.0 billion will come from reducing complexity across the vehicle portfolio and throughout the business, prioritizing growth initiatives and reducing overhead and discretionary costs. We have also identified another $1.0 billion of cost reductions to offset increased depreciation and amortization over the course of 2023 and 2024 as we continue to focus on growth initiatives and strategic ICE and EV investments. Refer to the Consolidated Results and regional analysis sections of this MD&A for additional information.

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

On August 16, 2022, the Inflation Reduction Act (IRA) was enacted. The IRA modified climate and clean energy tax provisions and added new corporate tax credits for commercial EV purchases and investments in clean energy production, supply chains and manufacturing facilities. IRA benefits, including credits and lower material costs, are expected to materially affect net income in the future. The six month impact through June 30, 2023 was primarily lower material costs. We will continue to evaluate the IRA impacts on our financial results as additional regulatory guidance is issued.

For the year ending December 31, 2023, we expect Net income attributable to stockholders of between $9.3 billion and $10.7 billion, EBIT-adjusted of between $12.0 billion and $14.0 billion, EPS-diluted of between $6.54 and $7.54 and EPS-diluted-adjusted of between $7.15 and $8.15. We do not consider the potential impact of future adjustments, including work stoppages, on our expected financial results.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles expected Net income attributable to stockholders under U.S. GAAP to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2023
Net income attributable to stockholders	$ 9.3-10.7
Income tax expense	1.6-2.2
Automotive interest expense, net	0.0
Adjustments(a)	1.1
EBIT-adjusted	$ 12.0-14.0
________
(a)Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within the MD&A for the details of each individual adjustment. We do not consider the potential impact of future adjustments on our expected financial results.

The following table reconciles expected EPS-diluted under U.S. GAAP to expected EPS-diluted-adjusted:

Year Ending December 31, 2023
Diluted earnings per common share	$ 6.54-7.54
Adjustments(a)	0.61
EPS-diluted-adjusted	$ 7.15-8.15
________
(a)Refer to the reconciliation of diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted within the MD&A for the details of each individual adjustment. We do not consider the potential impact of future adjustments on our expected financial results.

GMNA Industry sales in North America were 9.6 million units in the six months ended June 30, 2023, representing an increase of 13.1% compared to the corresponding period in 2022. U.S. industry sales were 7.9 million units in the six months ended June 30, 2023, representing an increase of 12.9% compared to the corresponding period in 2022.

Our total vehicle sales in the U.S., our largest market in North America, were 1.3 million units for market share of 16.4% in the six months ended June 30, 2023, representing an increase of 0.7 percentage points compared to the corresponding period in 2022.

We expect to sustain relatively strong EBIT-adjusted margins in 2023 on the continued strength of vehicle pricing and healthy U.S. industry demand, as well as fixed cost reduction efforts, partially offset by elevated costs associated with commodities, raw materials and logistics. Our outlook is dependent on the pricing environment, continuing improvement of supply chain availability and overall economic conditions. As a result of supply chain disruptions, we experienced interruptions to our planned production schedules and continue to prioritize production of our most popular and in-demand products, including our full-size trucks, full-size SUVs and EVs.

In 2023, our collective bargaining agreements with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) in the United States and Unifor in Canada will expire, which will require negotiation of new agreements. Refer to Part I, Item 1A. Risk Factors of our 2022 Form 10-K for a discussion of the risks related to any significant disruption at our manufacturing facilities.

GMI Industry sales in China were 11.2 million units in the six months ended June 30, 2023, representing an increase of 3.3% compared to the corresponding period in 2022. Our total vehicle sales in China were 1.0 million units for market share of 8.8% in the six months ended June 30, 2023, representing a decrease of 1.3 percentage points compared to the corresponding period in 2022. The ongoing supply chain disruptions, global macro-economic impact and geopolitical tensions continue to place pressure on China's automotive industry and our vehicle sales in China. Our Automotive China JVs generated equity income of $0.2 billion in the six months ended June 30, 2023. Although price competition, growing customer acceptance of domestic brands and a more challenging regulatory environment related to emissions, fuel consumption and new energy vehicles will place pressure on our operations in China, we will continue to build upon our strong brands, network, and partnerships in China as well as drive improvements in vehicle mix and cost.

Outside of China, industry sales were 12.2 million units in the six months ended June 30, 2023, representing an increase of 4.6% compared to the corresponding period in 2022. Our total vehicle sales outside of China were 0.5 million units for a market share of 3.8% in the six months ended June 30, 2023, representing a decrease of 0.1 percentage points compared to the corresponding period in 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Cruise Gated by safety and regulation, Cruise continues to make significant progress on commercialization of a network of on-demand AVs. In 2021, Cruise received a driverless test permit from the California Public Utilities Commission (CPUC) to provide unpaid rides to the public in driverless vehicles and received approval of its Autonomous Vehicle Deployment Permit from the California Department of Motor Vehicles to commercially deploy driverless AVs. In June 2022, Cruise received the first ever Driverless Deployment Permit granted by the CPUC, which allows it to charge a fare for the driverless rides it is providing to members of the public in certain parts of San Francisco. Additionally, in September 2022, Cruise acquired regulatory permits to operate driverless ride hail services in Phoenix, Arizona and began pursuing ride hail operations in Austin, Texas. GM and Cruise are also awaiting a decision on an exemption petition that was filed with NHTSA seeking regulatory approval for the deployment of the Cruise Origin.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the six months ended June 30, 2023, 27.8% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
GMNA	833	85.0%	662	81.0%	1,556	84.4%	1,356	82.3%
GMI	147	15.0%	155	19.0%	288	15.6%	292	17.7%
Total	979	100.0%	817	100.0%	1,844	100.0%	1,648	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Six Months Ended
	June 30, 2023			June 30, 2022			June 30, 2023			June 30, 2022
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,236	692	16.3%	3,605	582	16.2%	7,910	1,295	16.4%	7,007	1,095	15.6%
Other	922	113	12.3%	809	105	12.9%	1,715	217	12.6%	1,502	193	12.8%
Total North America	5,158	805	15.6%	4,414	687	15.6%	9,625	1,512	15.7%	8,509	1,288	15.1%
Asia/Pacific, Middle East and Africa
China(a)	6,099	526	8.6%	5,107	484	9.5%	11,205	988	8.8%	10,852	1,097	10.1%
Other	4,957	144	2.9%	4,714	142	3.0%	10,494	252	2.4%	9,974	265	2.7%
Total Asia/Pacific, Middle East and Africa	11,057	670	6.1%	9,821	626	6.4%	21,700	1,240	5.7%	20,826	1,362	6.5%
South America
Brazil	526	78	14.7%	512	66	12.8%	998	149	14.9%	917	116	12.6%
Other	343	31	8.9%	395	42	10.6%	725	65	9.0%	785	82	10.4%
Total South America	869	108	12.5%	907	107	11.8%	1,723	214	12.4%	1,702	197	11.6%
Total in GM markets	17,083	1,584	9.3%	15,142	1,420	9.4%	33,048	2,966	9.0%	31,037	2,847	9.2%
Total Europe	4,238	1	—%	3,595	—	—%	8,326	1	—%	7,056	1	—%
Total Worldwide(b)(c)	21,322	1,584	7.4%	18,736	1,421	7.6%	41,374	2,967	7.2%	38,093	2,848	7.5%
United States
Cars	843	68	8.0%	737	56	7.6%	1,549	128	8.3%	1,409	103	7.3%
Trucks	1,137	342	30.0%	983	313	31.8%	2,134	639	29.9%	1,887	600	31.8%
Crossovers	2,255	283	12.5%	1,884	213	11.3%	4,228	528	12.5%	3,711	392	10.6%
Total United States	4,236	692	16.3%	3,605	582	16.2%	7,910	1,295	16.4%	7,007	1,095	15.6%
China(a)
SGMS		240			205			413			468
SGMW		286			279			576			629
Total China	6,099	526	8.6%	5,107	484	9.5%	11,205	988	8.8%	10,852	1,097	10.1%
__________
(a)Includes sales by the Automotive China JVs: SAIC General Motors Sales Co., Ltd. (SGMS) and SAIC GM Wuling Automobile Co., Ltd. (SGMW).
(b)Cuba, Iran, North Korea, Sudan and Syria are subject to broad economic sanctions. Accordingly, these countries are excluded from industry sales data and corresponding calculation of market share.
(c)As of March 2022, GM is no longer importing vehicles or parts to Russia, Belarus and certain sanctioned provinces in Ukraine.

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
GMNA	196	148	373	290
GMI	118	91	208	162
Total fleet sales	314	239	581	452

Fleet sales as a percentage of total vehicle sales	19.8%	16.8%	19.6%	15.9%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Gains on terminations of leased vehicles of $0.2 billion and $0.4 billion were included in GM Financial interest, operating and other expenses for the three and six months ended June 30, 2023, compared to gains of $0.4 billion and $0.7 billion in the corresponding periods in 2022. The decrease in gains is primarily due to higher leased portfolio net book values at termination and fewer terminated leases. For the remainder of 2023, GM Financial expects used vehicle prices to moderate, as market prices on used vehicles approach or fall below contractual residual values. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	June 30, 2023			December 31, 2022
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$13,592	690	67.4%	$14,207	736	67.3%
Trucks	6,865	217	21.2%	6,961	228	20.9%
SUVs	2,498	62	6.1%	2,595	66	6.0%
Cars	864	55	5.3%	964	63	5.8%
Total	$23,819	1,024	100.0%	$24,727	1,092	100.0%

GM Financial's penetration of our retail sales in the U.S. was 44% in the six months ended June 30, 2023 and 45% in the corresponding period in 2022. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America increased to 82% in the six months ended June 30, 2023 from 79% in the corresponding period in 2022. In the six months ended June 30, 2023, GM Financial's revenue consisted of leased vehicle income of 53%, retail finance charge income of 36% and commercial finance charge income of 6%.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2023	June 30, 2022			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$37,220	$28,760	$8,460	29.4%	$6.5	$0.9	$0.9	$0.2
GMI	3,955	3,807	148	3.9%	$(0.2)	$0.2	$0.3	$(0.2)
Corporate	79	47	32	68.1%		$—		$—
Automotive	41,254	32,614	8,640	26.5%	$6.3	$1.1	$1.2	$0.1
Cruise	26	25	1	4.0%		$—		$—
GM Financial	3,498	3,146	352	11.2%				$0.4
Eliminations/reclassifications	(31)	(26)	(5)	(19.2)%		$—		$—
Total net sales and revenue	$44,746	$35,759	$8,987	25.1%	$6.3	$1.1	$1.2	$0.4

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2023	June 30, 2022			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$70,108	$58,216	$11,892	20.4%	$7.6	$1.7	$2.2	$0.4
GMI	7,682	7,120	562	7.9%	$(0.1)	$0.3	$0.6	$(0.3)
Corporate	110	100	10	10.0%		$—		$—
Automotive	77,900	65,437	12,463	19.0%	$7.5	$2.0	$2.8	$0.1
Cruise	51	51	—	—%		$—		$—
GM Financial	6,841	6,302	539	8.6%				$0.5
Eliminations/reclassifications	(60)	(52)	(8)	(15.4)%		$—		$—
Total net sales and revenue	$84,732	$71,738	$12,994	18.1%	$7.5	$2.0	$2.8	$0.7

Refer to the regional sections of this MD&A for additional information on Volume, Mix and Price.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2023	June 30, 2022			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$32,422	$25,158	$(7,264)	(28.9)%	$(4.8)	$(0.2)	$(2.4)	$0.1
GMI	3,503	3,457	(46)	(1.3)%	$0.1	$(0.2)	$(0.1)	$0.1
Corporate	134	150	16	10.7%		$—	$—	$—
Cruise	574	496	(78)	(15.7)%		$—	$(0.1)
Eliminations	(1)	(1)	—	—%		$—	$—
Total automotive and other cost of sales	$36,632	$29,261	$(7,371)	(25.2)%	$(4.6)	$(0.4)	$(2.6)	$0.2

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2023	June 30, 2022			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$60,844	$50,254	$(10,590)	(21.1)%	$(5.5)	$(1.1)	$(4.2)	$0.2
GMI	6,738	6,471	(267)	(4.1)%	$0.1	$(0.2)	$(0.3)	$0.2
Corporate	194	262	68	26.0%		$—	$—	$0.1
Cruise	1,105	1,628	523	32.1%		$—	$0.5
Eliminations	(2)	(1)	1	n.m.		$—	$—
Total automotive and other cost of sales	$68,879	$58,614	$(10,265)	(17.5)%	$(5.5)	$(1.3)	$(4.0)	$0.5
__________
n.m. = not meaningful

In the three months ended June 30, 2023, increased Cost was primarily due to: (1) increased campaigns and other warranty-related costs of $1.3 billion; (2) increased manufacturing costs of $0.4 billion; (3) increased material and freight costs of $0.4 billion; and (4) increased costs of $0.2 billion due to other cost of sales; partially offset by (5) decreased engineering costs of $0.2 billion. In the three months ended June 30, 2023, favorable Other was primarily due to the weakening of the Canadian Dollar and other currencies against the U.S. Dollar.

In the six months ended June 30, 2023, increased Cost was primarily due to: (1) increased campaigns and other warranty-related costs of $1.8 billion; (2) charges of $0.7 billion related to the VSP; (3) increased material and freight costs of $0.6 billion; (4) increased manufacturing costs of $0.4 billion; (5) increased costs of $0.4 billion primarily related to parts and accessories sales; and (6) increased engineering costs of $0.2 billion; partially offset by (7) decrease of $0.8 billion due to the absence of the charge for the modification of Cruise stock incentive awards in 2022. In the six months ended June 30, 2023, favorable Other was due to the weakening of the Korean Won and other currencies against the U.S. Dollar.

Refer to the regional sections of this MD&A for additional information on Volume and Mix.

Automotive and Other Selling, General and Administrative Expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2023	June 30, 2022		%	June 30, 2023	June 30, 2022		%
Automotive and other selling, general and administrative expense	$2,558	$2,293	$(265)	(11.6)%	$5,105	$4,797	$(308)	(6.4)%

In the three months ended June 30, 2023, Automotive and other selling, general and administrative expense increased primarily due to charges of $0.2 billion for strategic activities related to Buick dealerships.

In the six months ended June 30, 2023, Automotive and other selling, general and administrative expense increased primarily due to: (1) charges of $0.3 billion for strategic activities related to Buick dealerships; and (2) charges of $0.2 billion related to the VSP; partially offset by (3) decrease of $0.3 billion due to the absence of the charge for the modification of Cruise stock incentive awards in 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2023	June 30, 2022		%	June 30, 2023	June 30, 2022		%
Interest income and other non-operating income, net	$358	$295	$63	21.4%	$767	$812	$(45)	(5.5)%

In the three months ended June 30, 2023, Interest income and other non-operating income, net increased primarily due to: (1) $0.2 billion increase in interest income; and (2) the absence of $0.2 billion in losses related to Stellantis warrants that occurred in the three months ended June 30, 2022, as the warrants were exercised in 2022; partially offset by (3) $0.3 billion decrease in non-service pension income.

In the six months ended June 30, 2023, Interest income and other non-operating income, net decreased primarily due to: (1) $0.6 billion decrease in non-service pension income; and (2) the absence of $0.2 billion in gains related to revaluation of investments that occurred in the six months ended June 30, 2022; partially offset by (3) $0.4 billion increase in interest income; and (4) the absence of $0.4 billion in losses related to Stellantis warrants that occurred in the six months ended June 30, 2022, as the warrants were exercised in 2022.

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2023	June 30, 2022		%	June 30, 2023	June 30, 2022		%
Income tax expense	$522	$490	$(32)	(6.5)%	$950	$462	$(488)	n.m.
__________
n.m. = not meaningful

In the six months ended June 30, 2023, Income tax expense increased primarily due to the absence of the Cruise valuation allowance adjustment that occurred in the six months ended June 30, 2022.

For the three and six months ended June 30, 2023, our ETR-adjusted was 18.2% and 18.0%. We expect our adjusted effective tax rate to be between 16% and 18% for the year ending December 31, 2023.

Refer to Note 14 to our condensed consolidated financial statements for additional information related to Income tax expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2023	June 30, 2022			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$37,220	$28,760	$8,460	29.4%	$6.5	$0.9	$0.9		$0.2
EBIT-adjusted	$3,194	$2,299	$895	38.9%	$1.7	$0.7	$0.9	$(2.5)	$(0.1)
EBIT-adjusted margin	8.6%	8.0%	0.6%
	(Vehicles in thousands)
Wholesale vehicle sales	833	662	171	25.8%

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2023	June 30, 2022			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$70,108	$58,216	$11,892	20.4%	$7.6	$1.7	$2.2		$0.4
EBIT (loss)-adjusted	$6,769	$5,440	$1,329	24.4%	$2.1	$0.6	$2.2	$(3.4)	$—
EBIT (loss)-adjusted margin	9.7%	9.3%	0.4%
	(Vehicles in thousands)
Wholesale vehicle sales	1,556	1,356	200	14.7%

GMNA Total Net Sales and Revenue In the three months ended June 30, 2023, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes primarily due to increased sales of crossover vehicles, full-size pickup trucks and full-size SUVs; (2) favorable Mix associated with increased sales of full-size pickup trucks and full-size SUVs, partially offset by increased sales of crossover vehicles; and (3) favorable Price as a result of stable dealer inventory levels and strong demand for our products.

In the six months ended June 30, 2023, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes primarily due to increased sales of crossover vehicles, full-size pickup trucks and full-size SUVs, partially offset by decreased sales of mid-size pickup trucks; (2) favorable Price as a result of stable dealer inventory levels and strong demand for our products; (3) favorable Mix associated with increased sales of full-size pickup trucks, full-size SUVs and passenger cars, partially offset by increased sales of crossover vehicles; and (4) favorable Other due to increased sales of parts and accessories.

GMNA EBIT-Adjusted In the three months ended June 30, 2023, EBIT-adjusted increased primarily due to: (1) favorable Volume; (2) favorable Price; and (3) favorable Mix; partially offset by (4) unfavorable Cost primarily due to increased campaigns and other warranty-related costs of $1.3 billion, increased manufacturing costs of $0.4 billion and decreased non-service pension income of $0.3 billion.

In the six months ended June 30, 2023, EBIT-adjusted increased primarily due to: (1) favorable Price; (2) favorable Volume; and (3) favorable Mix; partially offset by (4) unfavorable Cost primarily due to increased campaigns and other warranty-related costs of $1.8 billion, decreased non-service pension income of $0.5 billion, increased material and freight costs of $0.5 billion and increased manufacturing costs of $0.4 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM International

	Three Months Ended		Favorable/ (Unfavorable)		Variance Due To
	June 30, 2023	June 30, 2022		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$3,955	$3,807	$148	3.9%	$(0.2)	$0.2	$0.3		$(0.2)
EBIT-adjusted	$236	$209	$27	12.9%	$—	$0.1	$0.3	$(0.2)	$(0.1)
EBIT-adjusted margin	6.0%	5.5%	0.5%
Equity income (loss) — Automotive China	$78	$(87)	$165	n.m.
EBIT-adjusted — excluding Equity income	$158	$296	$(138)	(46.6)%
	(Vehicles in thousands)
Wholesale vehicle sales	147	155	(8)	(5.2)%

__________
n.m. = not meaningful

	Six Months Ended		Favorable/ (Unfavorable)		Variance Due To
	June 30, 2023	June 30, 2022		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$7,682	$7,120	$562	7.9%	$(0.1)	$0.3	$0.6		$(0.3)
EBIT-adjusted	$583	$537	$46	8.6%	$—	$0.1	$0.6	$(0.4)	$(0.3)
EBIT-adjusted margin	7.6%	7.5%	0.1%
Equity income — Automotive China	$161	$147	$14	9.5%
EBIT-adjusted — excluding Equity income	$423	$390	$33	8.5%
	(Vehicles in thousands)
Wholesale vehicle sales	288	292	(4)	(1.4)%

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income (loss), which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the three months ended June 30, 2023, Total net sales and revenue increased primarily due to: (1) favorable pricing across multiple vehicle lines in Argentina, Brazil and in the Middle East; (2) favorable Mix in Asia/Pacific and in the Middle East; partially offset by (3) decreased net wholesale volumes in Egypt, Chile and Colombia primarily due to industry downturn, partially offset by increased volumes in Brazil and in Korea due to new vehicle launches; and (4) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Argentine peso against the U.S. dollar.

In the six months ended June 30, 2023, Total net sales and revenue increased primarily due to: (1) favorable pricing across multiple vehicle lines in Argentina, Brazil and in the Middle East; (2) favorable Mix in Asia/Pacific, in the Middle East and in Chile, partially offset by unfavorable Mix in Brazil; all partially offset by (3) decreased net wholesale volumes in Egypt, Chile and Colombia primarily due to industry downturn, partially offset by increased volumes in Brazil due to improved parts availability and a new vehicle launch; and (4) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Argentine peso against the U.S. dollar, partially offset by increased components sales.

GMI EBIT-Adjusted In the three months ended June 30, 2023, EBIT-adjusted increased primarily due to: (1) favorable Price; and (2) favorable Mix; partially offset by (3) unfavorable Cost primarily due to increased material, logistic and other warranty-related costs; and (4) unfavorable Other.

In the six months ended June 30, 2023, EBIT-adjusted increased primarily due to: (1) favorable Price; and (2) favorable Mix; partially offset by (3) unfavorable Cost primarily due to increased material, logistic, warranty-related costs and other costs to support new vehicles launches in South America; and (4) unfavorable Other primarily due to foreign currency effect resulting from the weakening of the Argentine peso against the U.S. dollar.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We view the Chinese market as important to our global growth strategy and are employing a multi-brand strategy. In the coming years we plan to leverage our global architectures to increase the number of product offerings under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the local Baojun and Wuling brands while we accelerate the development and rollout of EVs across our brands in China as part of our commitment to an all-electric future. We operate in the Chinese market through a number of joint ventures and maintaining strong relationships with our joint venture partners is an important part of our China growth strategy.

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Wholesale vehicle sales, including vehicles exported to markets outside of China	599	473	991	1,075
Total net sales and revenue	$8,126	$6,083	$13,959	$15,074
Net income	$296	$(207)	$419	$298

Cruise

	Three Months Ended		Favorable/ (Unfavorable)	%	Six Months Ended		Favorable/ (Unfavorable)	%
	June 30, 2023	June 30, 2022			June 30, 2023	June 30, 2022
Total net sales and revenue(a)	$26	$25	$1	4.0%	$51	$51	$—	—%
EBIT (loss)-adjusted(b)	$(611)	$(543)	$(68)	(12.5)%	$(1,172)	$(868)	$(304)	(35.0)%
__________
(a)Primarily reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three and six months ended June 30, 2023 and 2022.
(b)Excludes $1.1 billion in compensation expense in the six months ended June 30, 2022 resulting from modification of the Cruise stock incentive awards.

Cruise EBIT (Loss)-Adjusted In the three and six months ended June 30, 2023, EBIT (loss)-adjusted increased primarily due to an increase in development costs as we continue to make progress on commercialization of a network of on-demand AVs.

GM Financial

	Three Months Ended		Increase/ (Decrease)	%	Six Months Ended		Increase/ (Decrease)	%
	June 30, 2023	June 30, 2022			June 30, 2023	June 30, 2022
Total revenue	$3,498	$3,146	$352	11.2%	$6,841	$6,302	$539	8.6%
Provision for loan losses	$167	$198	$(31)	(15.7)%	$298	$320	$(22)	(6.9)%
EBT-adjusted	$766	$1,106	$(340)	(30.7)%	$1,537	$2,390	$(853)	(35.7)%
Average debt outstanding (dollars in billions)	$99.7	$92.9	$6.8	7.3%	$98.3	$92.9	$5.4	5.8%
Effective rate of interest paid	4.6%	2.8%	1.8%		4.4%	2.6%	1.8%
GM Financial Revenue In the three months ended June 30, 2023, Total revenue increased primarily due to increased finance charge income of $0.4 billion primarily due to an increase in the effective yield resulting from higher benchmark rates and growth in the size of the portfolio, increased investment income of $0.1 billion primarily due to an increase in benchmark interest rates, partially offset by decreased leased vehicle income of $0.2 billion primarily due to a decrease in the average balance of the leased vehicles portfolio.

In the six months ended June 30, 2023, Total revenue increased primarily due to increased finance charge income of $0.8 billion primarily due to an increase in the effective yield resulting from higher benchmark rates and growth in the size of the portfolio, increased investment income of $0.2 billion primarily due to an increase in benchmark interest rates, partially offset by decreased leased vehicle income of $0.4 billion primarily due to a decrease in the average balance of the leased vehicles portfolio.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial EBT-Adjusted In the three months ended June 30, 2023, EBT-adjusted decreased primarily due to: (1) increased interest expense of $0.5 billion primarily due to an increased effective rate of interest on debt, resulting from higher benchmark rates and increased credit spreads, as well as an increase in average debt outstanding; (2) decreased leased vehicle income net of leased vehicle expenses of $0.3 billion primarily due to decreased leased vehicle income resulting from a decrease in the average balance of the leased vehicles portfolio and decreased lease termination gains associated with higher leased portfolio net book values at termination and fewer terminated leases; partially offset by (3) increased finance charge income of $0.4 billion primarily due to an increase in the effective yield resulting from higher benchmark rates and growth in the size of the portfolio; and (4) increased investment income of $0.1 billion primarily due to an increase in benchmark interest rates.

In the six months ended June 30, 2023, EBT-adjusted decreased primarily due to: (1) increased interest expense of $0.9 billion primarily due to an increased effective rate of interest on debt, resulting from higher benchmark rates and increased credit spreads, as well as an increase in average debt outstanding; (2) decreased leased vehicle income net of leased vehicle expenses of $0.8 billion primarily due to decreased leased vehicle income resulting from a decrease in the average balance of the leased vehicles portfolio and decreased lease termination gains associated with higher leased portfolio net book values at termination and fewer terminated leases; partially offset by (3) increased finance charge income of $0.8 billion primarily due to an increase in the effective yield resulting from higher benchmark rates and growth in the size of the portfolio; and (4) increased investment income of $0.2 billion primarily due to an increase in benchmark interest rates.

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

Our known current material uses of cash include, among other possible demands: (1) capital spending and our investments in our battery cell manufacturing joint ventures of approximately $11.0 billion to $12.0 billion for 2023 and $11.0 billion to $13.0 billion per year for 2024 and 2025; (2) payments for engineering and product development activities; (3) payments associated with previously announced vehicle recalls and any other recall-related contingencies; (4) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (5) payments associated with the liquidity program for holders of equity-based incentive awards issued to employees of Cruise; (6) dividend payments on our common stock that are declared by our Board of Directors; and (7) payments to purchase shares of our common stock authorized by our Board of Directors. Our material future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on the three objectives of our capital allocation program: (1) grow our business at an average target ROIC-adjusted rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18 billion; and (3) after the first two objectives are met, return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors, not less than once annually.

We continue to monitor and evaluate opportunities to strengthen our competitive position over the long term while maintaining a strong investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations as well as the possibility of acquisitions, dispositions and investments with joint venture partners as well as strategic alliances that we believe would generate significant advantages and substantially strengthen our business. To support our transition to EVs, we anticipate making investments in suppliers or providing funding towards the execution of strategic, multi-year supply agreements to secure critical materials. In addition, we have entered, and plan to continue to enter, into offtake agreements that generally obligate us to purchase defined quantities of output. These arrangements could have a short-term adverse impact on our cash and increase our inventory. In the three months ended June 30, 2023, we lowered our guidance on capital spending and investments in our battery cell manufacturing joint ventures for 2023 in response to our cost actions and product simplification initiatives.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. Risk Factors of our 2022 Form 10-K, some of which are outside of our control.

In 2022, our Board of Directors increased the capacity under our previously announced common stock repurchase program to $5.0 billion. In the six months ended June 30, 2023, we completed $0.9 billion of repurchases under the program and retired 24 million shares of our common stock. We have completed $3.4 billion of the $5.0 billion program through June 30, 2023.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In 2022, we reinstated a quarterly dividend on our common stock. In the six months ended June 30, 2023, we paid dividends of $0.2 billion to holders of our common stock.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $14.1 billion at June 30, 2023 and $15.5 billion at December 31, 2022, which consisted primarily of two credit facilities. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use of GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.6 billion and $0.4 billion at June 30, 2023 and December 31, 2022.

If available capacity permits, GM Financial continues to have access to our automotive credit facilities. GM Financial did not have borrowings outstanding against any of these facilities at June 30, 2023 and December 31, 2022. We had intercompany loans from GM Financial of $0.1 billion and $0.2 billion at June 30, 2023 and December 31, 2022, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at June 30, 2023 and December 31, 2022. Refer to Note 4 to our condensed consolidated financial statements for additional information.

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of June 30, 2023 and determined we are in compliance and expect to remain in compliance in the future.

GM Financial's Board of Directors declared and paid dividends of $0.9 billion on its common stock in the six months ended June 30, 2023. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio.

The following table summarizes our Automotive available liquidity (dollars in billions):

	June 30, 2023	December 31, 2022
Automotive cash and cash equivalents	$16.0	$13.6
Marketable debt securities	9.3	10.8
Automotive cash, cash equivalents and marketable debt securities	25.3	24.4
Available under credit facilities(a)	13.5	15.1
Total Automotive available liquidity	$38.9	$39.5
__________
(a)We had letters of credit outstanding under our sub-facility of $0.6 billion and $0.4 billion at June 30, 2023 and December 31, 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Six Months Ended June 30, 2023
Operating cash flow	$9.3
Capital expenditures	(4.5)
Payment of senior unsecured notes	(1.5)
Dividends paid and payments to purchase common stock	(1.1)
Investment in Lithium Americas Corp.	(0.3)
Investment in Ultium Cells Holdings LLC	(0.4)
GM investment in Cruise	(0.2)
Decrease in available credit facilities	(1.5)
Other non-operating	(0.3)
Total change in automotive available liquidity	$(0.6)

Automotive Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2023	June 30, 2022
Operating Activities
Net income	$4.5	$3.7	$0.8
Depreciation, amortization and impairment charges	3.2	3.3	(0.1)
Pension and OPEB activities	(0.5)	(1.0)	0.5
Working capital	(1.6)	(1.0)	(0.6)
Accrued and other liabilities and income taxes	2.6	(0.8)	3.4
Other	1.1	0.9	0.2
Net automotive cash provided by (used in) operating activities	$9.3	$5.1	$4.2

In the six months ended June 30, 2023, the increase in Net automotive cash provided by operating activities was primarily due to higher accruals compared to prior year.

	Six Months Ended		Change
	June 30, 2023	June 30, 2022
Investing Activities
Capital expenditures	$(4.5)	$(3.7)	$(0.8)
Acquisitions and liquidations of marketable securities, net	1.5	(1.5)	3.0
Other(a)	(1.0)	(4.5)	3.5
Net automotive cash provided by (used in) investing activities	$(4.1)	$(9.7)	$5.6
__________
(a)Includes a $0.4 billion investment in Ultium Cells Holdings LLC and a $0.3 billion investment in Lithium Americas in the six months ended June 30, 2023; and $4.1 billion for the redemption of Cruise preferred shares from SoftBank and GM's investment in Cruise in the six months ended June 30, 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2023, cash provided from acquisitions and liquidations of marketable securities, net increased due to liquidations of securities and investments compared to acquisitions of securities to fund operating activities and investments during the six months ended June 30, 2022.

	Six Months Ended		Change
	June 30, 2023	June 30, 2022
Financing Activities
Net proceeds (payments) from short-term debt	$(1.5)	$—	$(1.5)
Other(a)	(1.4)	(0.4)	(1.0)
Net automotive cash provided by (used in) financing activities	$(2.9)	$(0.4)	$(2.5)
__________
(a) Includes $1.1 billion for dividends paid and payments to purchase common stock in the six months ended June 30, 2023.

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the six months ended June 30, 2023, net automotive cash provided by operating activities under U.S. GAAP was $9.3 billion, capital expenditures were $4.5 billion and adjustments for management actions related to Buick dealer strategy and employee separation costs were $0.6 billion.

In the six months ended June 30, 2022, net automotive cash provided by operating activities under U.S. GAAP was $5.1 billion, capital expenditures were $3.7 billion and adjustments for management actions were insignificant.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investors Service (Moody's) and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. In March 2023, Moody's upgraded our senior unsecured notes to Baa2 from Baa3. As of July 13, 2023, all other credit ratings remained unchanged since December 31, 2022.

Cruise Liquidity

The following table summarizes Cruise's available liquidity (dollars in billions):

	June 30, 2023	December 31, 2022
Cruise cash and cash equivalents	$1.9	$1.5
Cruise marketable securities	0.2	1.4
Total Cruise available liquidity(a)(b)	$2.1	$2.9
__________
(a)Excludes a multi-year credit agreement with GM Financial whereby Cruise can borrow, over time, up to an additional aggregate of $4.4 billion, through 2024, to fund the purchase of AVs from GM and all accessories, attachments, parts and other equipment acquired in connection with or otherwise relating to any AV. As of June 30, 2023, Cruise had total borrowings of $0.2 billion under this agreement.
(b)Excludes a multi-year framework agreement with us whereby Cruise can defer invoices received through 2024, up to $0.8 billion, related to engineering and capital spending incurred by us on behalf of Cruise. As of June 30, 2023, Cruise deferred $0.3 billion under this agreement.

The following table summarizes the changes in Cruise's available liquidity (dollars in billions):

Six Months Ended June 30, 2023
Operating cash flow(a)	$(0.9)
GM investment in Cruise	0.2
Other non-operating	(0.1)
Total change in Cruise available liquidity	$(0.8)
__________
(a)Includes $0.1 billion cash outflows related to tendered Cruise Class B Common Shares classified as liabilities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Cruise Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2023	June 30, 2022
Net cash provided by (used in) operating activities	$(0.9)	$(0.8)	$(0.2)
Net cash provided by (used in) investing activities	$1.2	$(0.4)	$1.5
Net cash provided by (used in) financing activities	$0.2	$1.4	$(1.2)

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

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$5.2	$4.0
Borrowing capacity on unpledged eligible assets	24.2	22.0
Borrowing capacity on committed unsecured lines of credit	0.6	0.5
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$32.0	$28.5

At June 30, 2023, GM Financial's available liquidity increased from December 31, 2022 due to increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt and an increase in cash and cash equivalents. GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at June 30, 2023 and December 31, 2022. Refer to the Automotive Liquidity section of this MD&A for additional details.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At June 30, 2023, secured, committed unsecured and uncommitted unsecured credit facilities totaled $26.4 billion, $0.6 billion and $1.8 billion with advances outstanding of $1.3 billion, an insignificant amount and $1.8 billion.

GM Financial Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2023	June 30, 2022
Net cash provided by (used in) operating activities	$3.4	$2.4	$1.0
Net cash provided by (used in) investing activities	$(4.4)	$(3.0)	$(1.4)
Net cash provided by (used in) financing activities	$3.0	$1.5	$1.5

In the six months ended June 30, 2023, Net cash provided by operating activities increased primarily due to: (1) a net increase in cash provided by counterparty derivative collateral posting activities of $1.0 billion; (2) an increase in finance charge income of $0.8 billion; (3) a decrease in taxes paid to GM of $0.4 billion; and (4) an increase in other income of $0.2 billion; partially offset by (5) an increase in interest paid of $1.0 billion; and (6) a decrease in leased vehicle income of $0.4 billion.

In the six months ended June 30, 2023, Net cash used in investing activities increased primarily due to: (1) an increase in purchases and originations of finance receivables of $1.0 billion; (2) a decrease in proceeds from termination of leased vehicles of $0.9 billion; (3) an increase in purchases of leased vehicles, net of $0.6 billion; partially offset by (4) the net change in

GENERAL MOTORS COMPANY AND SUBSIDIARIES

commercial finance receivables of $0.9 billion; and (5) an increase in principal collections and recoveries on finance receivables of $0.2 billion.

In the six months ended June 30, 2023, Net cash provided by financing activities increased primarily due to a net increase in borrowings of $1.7 billion, partially offset by an increase in cash dividend payments of $0.2 billion.

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

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may include "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and are often identified by words like “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions. In making these statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new products, services, technologies and customer experiences in response to increased competition and changing consumer preferences in the automotive industry; (2) our ability to timely fund and introduce new and improved vehicle models, including EVs, that are able to attract a sufficient number of consumers; (3) our ability to profitably deliver a broad portfolio of EVs that will help drive consumer adoption; (4) the success of our current line of full-size SUVs and full-size pickup trucks; (5) our highly competitive industry, which has been historically characterized by excess manufacturing capacity and the use of incentives, and the introduction of new and improved vehicle models by our competitors; (6) the unique technological, operational, regulatory and competitive risks related to the timing and commercialization of AVs; (7) risks associated with climate change, including increased regulation of GHG emissions, our transition to EVs and the potential increased impacts of severe weather events; (8) global automobile market sales volume, which can be volatile; (9) inflationary pressures and persistently high prices and uncertain availability of raw materials and commodities used by us and our suppliers, and instability in logistics and related costs; (10) our business in China, which is subject to unique operational, competitive, regulatory and economic risks; (11) the success of our ongoing strategic business relationships and of our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (12) the international scale and footprint of our operations, which exposes us to a variety of unique political, economic, competitive and regulatory risks, including the risk of changes in government leadership and laws (including labor, trade, tax and other laws), political uncertainty or instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, changes in foreign exchange rates and interest rates, economic downturns in the countries in which we operate, differing local product preferences and product requirements, changes to and compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements and union relationships, differing dealer and franchise regulations and relationships, difficulties in obtaining financing in foreign countries, and public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 pandemic; (13) any significant disruption, including any work stoppages, at any of our manufacturing facilities; (14) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (15) pandemics, epidemics, disease outbreaks and other public health crises, including the COVID-19 pandemic; (16) the possibility that competitors may independently develop products and services similar to ours, or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (17) our ability to manage risks related to security breaches and other disruptions to our information technology systems and networked products, including connected vehicles and in-vehicle systems; (18) our ability to comply with increasingly complex, restrictive and punitive regulations relating to our enterprise data practices, including the collection, use, sharing and security of the Personal Identifiable Information of our customers, employees, or suppliers; (19) our ability to comply with extensive laws, regulations and policies applicable to our operations

GENERAL MOTORS COMPANY AND SUBSIDIARIES

and products, including those relating to fuel economy, emissions and AVs; (20) costs and risks associated with litigation and government investigations; (21) the costs and effect on our reputation of product safety recalls and alleged defects in products and services; (22) any additional tax expense or exposure or failure to fully realize available tax incentives; (23) our continued ability to develop captive financing capability through GM Financial; and (24) any significant increase in our pension funding requirements. A further list and description of these risks, uncertainties and other factors can be found in our 2022 Form 10-K and our subsequent filings with the SEC.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2023 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended June 30, 2023:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share(c)	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
April 1, 2023 through April 30, 2023	27,329	$36.68	—	$2.1 billion
May 1, 2023 through May 31, 2023	7,525,951	$33.22	7,525,951	$1.9 billion
June 1, 2023 through June 30, 2023	6,881,651	$36.33	6,881,651	$1.6 billion
Total	14,434,931	$34.71	14,407,602
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

*  *  *  *  *  *  *

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
3.1
Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference
3.2	General Motors Company Amended and Restated Bylaws, as amended April 20, 2023, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed April 21, 2023	Incorporated by Reference
10.1*	Amendment No. 1 to the General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Appendix B of the Definitive Proxy Statement of General Motors Company filed April 28, 2023	Incorporated by Reference
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
_______
*    Management contracts or compensatory plans and arrangements.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	July 25, 2023