Form 10-Q
period 2023-09-30
General Motors Co
filed 2023-10-24
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 12, 2023 there were 1,369,481,206 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales and revenue
Automotive	$40,498	$38,703	$118,398	$104,141
GM Financial	3,633	3,185	10,465	9,486
Total net sales and revenue (Note 2)	44,131	41,889	128,863	113,627
Costs and expenses
Automotive and other cost of sales	35,842	33,700	104,721	92,314
GM Financial interest, operating and other expenses	2,933	2,320	8,313	6,335
Automotive and other selling, general and administrative expense	2,344	2,477	7,449	7,274
Total costs and expenses	41,118	38,497	120,483	105,922
Operating income (loss)	3,013	3,392	8,380	7,704
Automotive interest expense	229	259	689	719
Interest income and other non-operating income, net	453	598	1,219	1,410
Equity income (loss) (Note 7)	227	367	357	615
Income (loss) before income taxes	3,464	4,097	9,267	9,009
Income tax expense (benefit) (Note 14)	470	845	1,421	1,308
Net income (loss)	2,994	3,252	7,846	7,701
Net loss (income) attributable to noncontrolling interests	70	53	179	234
Net income (loss) attributable to stockholders	$3,064	$3,305	$8,026	$7,935

Net income (loss) attributable to common stockholders	$3,038	$3,278	$7,946	$6,931

Earnings per share (Note 17)
Basic earnings per common share	$2.21	$2.26	$5.74	$4.76
Weighted-average common shares outstanding – basic	1,372	1,448	1,384	1,455
Diluted earnings per common share	$2.20	$2.25	$5.72	$4.73
Weighted-average common shares outstanding – diluted	1,378	1,457	1,390	1,464

Dividends declared per common share	$0.09	$0.09	$0.27	$0.09

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss)	$2,994	$3,252	$7,846	$7,701
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	(42)	(736)	(25)	(746)
Defined benefit plans	77	282	(1)	660
Other comprehensive income (loss), net of tax	35	(454)	(26)	(86)
Comprehensive income (loss)	3,028	2,798	7,820	7,616
Comprehensive loss (income) attributable to noncontrolling interests	71	70	189	276
Comprehensive income (loss) attributable to stockholders	$3,099	$2,868	$8,009	$7,891

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$25,224	$19,153
Marketable debt securities (Note 3)	9,651	12,150
Accounts and notes receivable, net of allowance of $275 and $260	13,923	13,333
GM Financial receivables, net of allowance of $856 and $869 (Note 4; Note 8 at VIEs)	36,224	33,623
Inventories (Note 5)	17,740	15,366
Other current assets (Note 3; Note 8 at VIEs)	7,959	6,825
Total current assets	110,721	100,451
Non-current Assets
GM Financial receivables, net of allowance of $1,402 and $1,227 (Note 4; Note 8 at VIEs)	44,987	40,591
Equity in net assets of nonconsolidated affiliates (Note 7)	10,549	10,176
Property, net	49,399	45,248
Goodwill and intangible assets, net	4,907	4,945
Equipment on operating leases, net (Note 6; Note 8 at VIEs)	31,061	32,701
Deferred income taxes	20,289	20,539
Other assets (Note 3; Note 8 at VIEs)	9,793	9,386
Total non-current assets	170,984	163,586
Total Assets	$281,705	$264,037

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$30,387	$27,486
Short-term debt and current portion of long-term debt (Note 9)
Automotive	396	1,959
GM Financial (Note 8 at VIEs)	38,256	36,819
Accrued liabilities	27,782	24,910
Total current liabilities	96,820	91,173
Non-current Liabilities
Long-term debt (Note 9)
Automotive	15,962	15,885
GM Financial (Note 8 at VIEs)	64,259	60,036
Postretirement benefits other than pensions (Note 12)	4,090	4,193
Pensions (Note 12)	5,528	5,698
Other liabilities	16,320	14,767
Total non-current liabilities	106,158	100,579
Total Liabilities	202,978	191,752
Commitments and contingencies (Note 13)
Noncontrolling interest - Cruise stock incentive awards	323	357
Equity (Note 16)
Common stock, $0.01 par value	14	14
Additional paid-in capital	26,058	26,428
Retained earnings	56,322	49,251
Accumulated other comprehensive loss	(7,918)	(7,901)
Total stockholders’ equity	74,475	67,792
Noncontrolling interests	3,929	4,135
Total Equity	78,404	71,927
Total Liabilities and Equity	$281,705	$264,037

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net income (loss)	$7,846	$7,701
Depreciation and impairment of Equipment on operating leases, net	3,697	3,628
Depreciation, amortization and impairment charges on Property, net	5,041	4,892
Foreign currency remeasurement and transaction (gains) losses	114	26
Undistributed earnings of nonconsolidated affiliates, net	(34)	(124)
Pension contributions and OPEB payments	(676)	(586)
Pension and OPEB income, net	(64)	(901)
Provision (benefit) for deferred taxes	235	504
Change in other operating assets and liabilities	1,114	(4,722)
Net cash provided by (used in) operating activities	17,273	10,419
Cash flows from investing activities
Expenditures for property	(7,264)	(5,933)
Available-for-sale marketable securities, acquisitions	(3,989)	(7,450)
Available-for-sale marketable securities, liquidations	6,675	6,145
Purchases of finance receivables, net	(27,180)	(26,444)
Principal collections and recoveries on finance receivables	21,135	20,522
Purchases of leased vehicles, net	(10,247)	(9,062)
Proceeds from termination of leased vehicles	9,860	11,052
Other investing activities	(1,091)	198
Net cash provided by (used in) investing activities	(12,100)	(10,971)
Cash flows from financing activities
Net increase (decrease) in short-term debt	(48)	1,208
Proceeds from issuance of debt (original maturities greater than three months)	37,357	36,053
Payments on debt (original maturities greater than three months)	(33,269)	(31,649)
Payments to purchase common stock	(1,119)	(1,500)
Issuance (redemption) of subsidiary stock (Note 16)	—	(2,121)
Dividends paid	(493)	(270)
Other financing activities	(602)	(1,022)
Net cash provided by (used in) financing activities	1,826	699
Effect of exchange rate changes on cash, cash equivalents and restricted cash	31	(190)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,030	(43)
Cash, cash equivalents and restricted cash at beginning of period	21,948	23,542
Cash, cash equivalents and restricted cash at end of period	$28,978	$23,499

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$7,018	$5,011

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity (Permanent Equity)	Noncontrolling Interest Cruise Stock Incentive Awards (Temporary Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$15	$27,061	$41,937	$(9,269)	$6,071	$65,815	$—
Net income (loss)	—	—	2,939	—	(131)	2,807	—
Other comprehensive income (loss)	—	—	—	456	(13)	442	—
Issuance (redemption) of subsidiary preferred stock (Note 16)	—	—	(909)	—	(1,215)	(2,124)	—
Stock based compensation	—	(31)	(1)	—	—	(32)	289
Dividends to noncontrolling interests	—	—	(12)	—	(1)	(14)	—
Other	—	(15)	(74)	—	(31)	(120)	—
Balance at March 31, 2022	15	27,015	43,879	(8,814)	4,679	66,774	289
Net income (loss)	—	—	1,692	—	(50)	1,642	—
Other comprehensive income (loss)	—	—	—	(62)	(12)	(74)	—
Issuance (redemption) of subsidiary preferred stock	—	—	—	—	(3)	(3)	—
Stock based compensation	—	93	—	—	—	93	—
Dividends to noncontrolling interests	—	—	—	—	(50)	(50)	—
Other	—	153	(17)	—	(258)	(122)	(174)
Balance at June 30, 2022	15	27,261	45,554	(8,876)	4,306	68,260	115
Net income (loss)	—	—	3,305	—	(53)	3,252	—
Other comprehensive income (loss)	—	—	—	(437)	(17)	(454)	—
Issuance (redemption) of subsidiary preferred stock	—	—	—	—	6	6	—
Purchase of common stock	—	(682)	(817)	—	—	(1,500)	—
Stock based compensation	—	94	(2)	—	—	92	5
Cash dividends paid on common stock	—	—	(130)	—	—	(130)	—
Other	—	(15)	—	—	29	14	109
Balance at September 30, 2022	$14	$26,657	$47,910	$(9,313)	$4,271	$69,540	$228

Balance at January 1, 2023	$14	$26,428	$49,251	$(7,901)	$4,135	$71,927	$357
Net income (loss)	—	—	2,395	—	(49)	2,346	—
Other comprehensive income (loss)	—	—	—	123	(9)	113	—
Purchase of common stock	—	(168)	(201)	—	—	(369)	—
Stock based compensation	—	(34)	(2)	—	—	(35)	7
Cash dividends paid on common stock	—	—	(126)	—	—	(126)	—
Other	—	97	—	—	7	103	(93)
Balance at March 31, 2023	14	26,323	51,318	(7,778)	4,084	73,961	271
Net income (loss)	—	—	2,566	—	(59)	2,507	—
Other comprehensive income (loss)	—	—	—	(174)	—	(174)	—
Purchase of common stock	—	(261)	(239)	—	—	(500)	—
Stock based compensation	—	88	(1)	—	—	86	9
Cash dividends paid on common stock	—	—	(124)	—	—	(124)	—
Dividends to noncontrolling interests	—	—	—	—	(61)	(61)	—
Other	—	(72)	(3)	—	67	(8)	7
Balance at June 30, 2023	14	26,078	53,517	(7,953)	4,030	75,685	287
Net income (loss)	—	—	3,064	—	(70)	2,994	—
Other comprehensive income (loss)	—	—	—	35	—	35	—
Purchase of common stock	—	(118)	(132)	—	—	(250)	—
Stock based compensation	—	98	(2)	—	—	97	5
Cash dividends paid on common stock	—	—	(123)	—	—	(123)	—
Other	—	—	(2)	—	(31)	(33)	32
Balance at September 30, 2023	$14	$26,058	$56,322	$(7,918)	$3,929	$78,404	$323
Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations and Basis of Presentation
General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells trucks, crossovers, cars and automobile parts and provides software-enabled services and subscriptions worldwide. Additionally, we are investing in and growing an autonomous vehicle (AV) business. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our operations through the following segments: GM North America (GMNA), GM International (GMI), Cruise and GM Financial. Cruise is our global segment responsible for the development and commercialization of AV technology. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain revenues and expenses that are not part of a reportable segment.

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

GM CONFIDENTIAL - AUDIT COMMITTEE DRAFT

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 2. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended September 30, 2023
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$34,893	$3,913	$17	$38,823	$—	$—	$(5)	$38,818
Used vehicles	310	12	—	322	—	—	—	322
Services and other	903	405	50	1,358	25	—	(25)	1,359
Automotive net sales and revenue	36,106	4,330	67	40,503	25	—	(30)	40,498
Leased vehicle income	—	—	—	—	—	1,820	—	1,820
Finance charge income	—	—	—	—	—	1,621	(5)	1,616
Other income	—	—	—	—	—	200	(3)	197
GM Financial net sales and revenue	—	—	—	—	—	3,641	(8)	3,633
Net sales and revenue	$36,106	$4,330	$67	$40,503	$25	$3,641	$(38)	$44,131

	Three Months Ended September 30, 2022
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$33,749	$3,613	$1	$37,363	$—	$—	$—	$37,363
Used vehicles	143	12	—	155	—	—	—	155
Services and other	799	355	31	1,185	25	—	(25)	1,185
Automotive net sales and revenue	34,691	3,980	32	38,703	25	—	(25)	38,703
Leased vehicle income	—	—	—	—	—	1,912	—	1,912
Finance charge income	—	—	—	—	—	1,158	—	1,157
Other income	—	—	—	—	—	118	(1)	117
GM Financial net sales and revenue	—	—	—	—	—	3,187	(2)	3,185
Net sales and revenue	$34,691	$3,980	$32	$38,703	$25	$3,187	$(27)	$41,889

	Nine Months Ended September 30, 2023
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$102,868	$10,876	$67	$113,811	$—	$—	$(6)	$113,805
Used vehicles	741	22	—	763	—	—	—	763
Services and other	2,605	1,113	110	3,828	76	—	(75)	3,829
Automotive net sales and revenue	106,214	12,011	177	118,403	76	—	(81)	118,398
Leased vehicle income	—	—	—	—	—	5,458	—	5,458
Finance charge income	—	—	—	—	—	4,480	(11)	4,469
Other income	—	—	—	—	—	544	(6)	538
GM Financial net sales and revenue	—	—	—	—	—	10,482	(17)	10,465
Net sales and revenue	$106,214	$12,011	$177	$118,403	$76	$10,482	$(98)	$128,863

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Nine Months Ended September 30, 2022
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$90,147	$10,092	$28	$100,267	$—	$—	$—	$100,267
Used vehicles	355	23	—	378	—	—	—	378
Services and other	2,405	985	104	3,494	76	—	(75)	3,495
Automotive net sales and revenue	92,907	11,100	132	104,140	76	—	(75)	104,141
Leased vehicle income	—	—	—	—	—	5,967	—	5,967
Finance charge income	—	—	—	—	—	3,230	—	3,229
Other income	—	—	—	—	—	293	(3)	290
GM Financial net sales and revenue	—	—	—	—	—	9,489	(3)	9,486
Net sales and revenue	$92,907	$11,100	$132	$104,140	$76	$9,489	$(79)	$113,627
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales increased revenue by an insignificant amount in the three months ended September 30, 2023 and 2022.
Contract liabilities in our Automotive segments primarily consist of maintenance, extended warranty and other service contracts of $4.8 billion and $3.3 billion at September 30, 2023 and December 31, 2022, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $284 million and $1.1 billion related to contract liabilities in the three and nine months ended September 30, 2023 and $256 million and $982 million in the three and nine months ended September 30, 2022. We expect to recognize revenue of $555 million in the three months ending December 31, 2023 and $1.5 billion, $1.2 billion and $1.6 billion in the years ending December 31, 2024, 2025 and thereafter related to contract liabilities at September 30, 2023.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 3. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	September 30, 2023	December 31, 2022
Cash and cash equivalents
Cash and time deposits		$9,813	$8,921
Available-for-sale debt securities
U.S. government and agencies	2	2,191	1,012
Corporate debt	2	5,962	2,778
Sovereign debt	2	2,876	1,828
Total available-for-sale debt securities – cash equivalents		11,029	5,618
Money market funds	1	4,382	4,613
Total cash and cash equivalents(a)		$25,224	$19,153
Marketable debt securities
U.S. government and agencies	2	$3,767	$4,357
Corporate debt	2	3,890	5,147
Mortgage and asset-backed	2	617	538
Sovereign debt	2	1,376	2,108
Total available-for-sale debt securities – marketable securities(b)		$9,651	$12,150
Restricted cash
Cash and cash equivalents		$316	$341
Money market funds	1	3,438	2,455
Total restricted cash		$3,754	$2,796

Available-for-sale debt securities included above with contractual maturities(c)
Due in one year or less		$14,426
Due between one and five years		5,482
Total available-for-sale debt securities with contractual maturities		$19,907
__________
(a)Includes $1.5 billion in Cruise at September 30, 2023 and December 31, 2022.
(b)Includes $192 million and $1.4 billion in Cruise at September 30, 2023 and December 31, 2022.
(c)Excludes mortgage and asset-backed securities of $617 million at September 30, 2023 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $454 million and $441 million in the three months ended September 30, 2023 and 2022 and $1.5 billion and $1.4 billion in the nine months ended September 30, 2023 and 2022. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three months ended September 30, 2023 and 2022. Net unrealized gains on available-for-sale debt securities were insignificant in the nine months ended September 30, 2023 and net unrealized losses on available-for-sale debt securities were $367 million in the nine months ended September 30, 2022. Cumulative unrealized losses on available-for-sale debt securities were $293 million and $344 million at September 30, 2023 and December 31, 2022.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total shown in the condensed consolidated statement of cash flows:

September 30, 2023
Cash and cash equivalents	$25,224
Restricted cash included in Other current assets	3,279
Restricted cash included in Other assets	475
Total	$28,978

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. GM Financial Receivables and Transactions

	September 30, 2023			December 31, 2022
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables, net of fees	$71,704	$11,765	$83,469	$65,322	$10,988	$76,310
Less: allowance for loan losses	(2,224)	(34)	(2,258)	(2,062)	(34)	(2,096)
GM Financial receivables, net	$69,480	$11,731	$81,211	$63,260	$10,954	$74,214

Fair value of GM Financial receivables utilizing Level 2 inputs			$11,731			$10,954
Fair value of GM Financial receivables utilizing Level 3 inputs			$68,690			$62,150
__________
(a)Net of dealer cash management balances of $2.4 billion and $1.9 billion at September 30, 2023 and December 31, 2022. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Allowance for loan losses at beginning of period	$2,202	$2,027	$2,096	$1,886
Provision for loan losses	235	180	533	500
Charge-offs	(366)	(289)	(1,012)	(811)
Recoveries	196	173	574	511
Effect of foreign currency and other	(8)	(4)	67	—
Allowance for loan losses at end of period	$2,258	$2,086	$2,258	$2,086

The allowance for loan losses as a percentage of finance receivables, net was 2.7% at September 30, 2023 and December 31, 2022.

Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at September 30, 2023 and December 31, 2022:

	Year of Origination						September 30, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
Prime – FICO score 680 and greater	$19,330	$17,114	$10,013	$5,602	$1,325	$467	$53,851	75.1%
Near-prime – FICO score 620 to 679	2,556	2,485	1,930	1,031	420	179	8,600	12.0%
Sub-prime – FICO score less than 620	2,391	2,608	2,085	1,145	676	348	9,253	12.9%
Retail finance receivables, net of fees	$24,278	$22,207	$14,028	$7,777	$2,421	$994	$71,704	100.0%

	Year of Origination						December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
Prime – FICO score 680 and greater	$22,677	$13,399	$7,991	$2,254	$1,019	$205	$47,543	72.8%
Near-prime – FICO score 620 to 679	3,202	2,601	1,487	688	310	104	8,392	12.8%
Sub-prime – FICO score less than 620	3,211	2,746	1,604	1,051	496	280	9,388	14.4%
Retail finance receivables, net of fees	$29,090	$18,745	$11,081	$3,992	$1,824	$589	$65,322	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $731 million and $685 million at September 30, 2023 and December 31, 2022. The following tables are consolidated summaries of the amortized cost of retail finance receivables by delinquency status, for each vintage of the portfolio at September 30, 2023 and December 31, 2022, as well as summary totals for September 30, 2022:

	Year of Origination						September 30, 2023		September 30, 2022
	2023	2022	2021	2020	2019	Prior	Total	Percent	Total	Percent
0-to-30 days	$24,021	$21,631	$13,489	$7,478	$2,242	$873	$69,735	97.3%	$61,836	97.4%
31-to-60 days	187	408	389	219	133	88	1,424	2.0%	1,185	1.9%
Greater-than-60 days	59	146	135	73	43	31	488	0.7%	394	0.6%
Finance receivables more than 30 days delinquent	246	555	524	292	175	119	1,911	2.7%	1,579	2.5%
In repossession	11	21	14	7	4	2	58	0.1%	46	0.1%
Finance receivables more than 30 days delinquent or in repossession	257	575	538	299	179	121	1,969	2.7%	1,625	2.6%
Retail finance receivables, net of fees	$24,278	$22,207	$14,028	$7,777	$2,421	$994	$71,704	100.0%	$63,461	100.0%

	Year of Origination						December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
0-to-30 days	$28,676	$18,128	$10,702	$3,743	$1,685	$493	$63,426	97.1%
31-to-60 days	310	452	275	184	103	69	1,393	2.1%
Greater-than-60 days	93	150	98	62	35	26	465	0.7%
Finance receivables more than 30 days delinquent	403	603	373	246	138	95	1,857	2.8%
In repossession	11	14	6	4	2	1	39	0.1%
Finance receivables more than 30 days delinquent or in repossession	414	617	380	249	140	96	1,896	2.9%
Retail finance receivables, net of fees	$29,090	$18,745	$11,081	$3,992	$1,824	$589	$65,322	100.0%

Commercial Finance Receivables GM Financial's commercial finance receivables consist of dealer financings, primarily for inventory purchases. Proprietary models are used to assign a risk rating to each dealer. GM Financial performs periodic credit reviews of each dealership and adjusts the dealership's risk rating, if necessary. There were no commercial finance receivables on nonaccrual status at September 30, 2023.

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the credit risk profile by dealer risk rating of commercial finance receivables at September 30, 2023 and December 31, 2022:

	Year of Origination(a)							September 30, 2023
	Revolving	2023	2022	2021	2020	2019	Prior	Total	Percent
I	$10,129	$149	$414	$308	$321	$84	$31	$11,435	97.2%
II	142	—	2	1	—	—	—	146	1.2%
III	150	—	16	9	—	8	—	184	1.6%
IV	—	—	—	—	—	—	—	—	—%
Commercial finance receivables, net of fees	$10,421	$149	$432	$318	$322	$92	$31	$11,765	100.0%
__________
(a)Floorplan advances comprise 95% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2022
	Revolving	2022	2021	2020	2019	2018	Prior	Total	Percent
I	$9,493	$438	$356	$360	$91	$38	$18	$10,794	98.2%
II	89	—	1	—	—	—	—	91	0.8%
III	78	15	—	—	10	—	—	104	0.9%
IV	—	—	—	—	—	—	—	—	—%
Commercial finance receivables, net of fees	$9,660	$453	$357	$360	$102	$38	$18	$10,988	100.0%
__________
(a)Floorplan advances comprise 97% of the total revolving balance. Dealer term loans are presented by year of origination.

Transactions with GM Financial The following table shows transactions between our Automotive segments and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	September 30, 2023	December 31, 2022
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$163	$187
Receivables from Cruise	$276	$113
Subvention receivable(b)	$837	$469
Commercial loan funding payable	$62	$105
Taxes payable to GM	$412	$8

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$319	$260	$906	$715
Leased vehicle subvention earned	$382	$456	$1,165	$1,503
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive segments made cash payments to GM Financial for subvention of $629 million and $732 million in the three months ended September 30, 2023 and 2022 and $2.3 billion and $1.7 billion in the nine months ended September 30, 2023 and 2022.

GM Financial's Board of Directors declared and paid dividends of $450 million and $275 million on its common stock in the three months ended September 30, 2023 and 2022 and $1.4 billion and $1.0 billion in the nine months ended September 30, 2023 and 2022.

Note 5. Inventories

	September 30, 2023	December 31, 2022
Total productive material, supplies and work in process	$8,393	$8,014
Finished product, including service parts	9,347	7,353
Total inventories	$17,740	$15,366

Note 6. Equipment on Operating Leases

Equipment on operating leases consists of leases to retail customers of GM Financial.

	September 30, 2023	December 31, 2022
Equipment on operating leases	$38,777	$40,919
Less: accumulated depreciation	(7,716)	(8,218)
Equipment on operating leases, net	$31,061	$32,701
The estimated residual value of our leased assets at the end of the lease term was $23.2 billion and $24.7 billion at September 30, 2023 and December 31, 2022.

Depreciation expense related to Equipment on operating leases, net was $1.2 billion in the three months ended September 30, 2023 and 2022 and $3.7 billion and $3.6 billion in the nine months ended September 30, 2023 and 2022.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Lease receipts under operating leases	$1,415	$4,319	$2,554	$821	$63	$2	$9,172

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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Automotive China joint ventures equity income (loss)	$192	$330	$353	$477
Other joint ventures equity income (loss)(a)	136	38	195	138
Total Equity income (loss)	$328	$367	$548	$615
__________
(a)Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our electric vehicles (EVs). Equity earnings related to Ultium Cells Holdings LLC were $101 million and $191 million in the three and nine months ended September 30, 2023.

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) since December 31, 2022.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$7,858	$10,393	$21,817	$25,467
Automotive China JVs' net income (loss)	$485	$661	$904	$959
Dividends declared but not paid from our nonconsolidated affiliates were $260 million and an insignificant amount at September 30, 2023 and December 31, 2022. Dividends received from our nonconsolidated affiliates were $101 million and $514 million in the three and nine months ended September 30, 2023 and $435 million and $491 million in the three and nine months ended September 30, 2022. Undistributed earnings from our nonconsolidated affiliates were $2.0 billion and $1.9 billion at September 30, 2023 and December 31, 2022.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	September 30, 2023	December 31, 2022
Restricted cash – current	$3,092	$2,176
Restricted cash – non-current	$367	$360
GM Financial receivables, net of fees – current	$20,897	$19,896
GM Financial receivables, net of fees – non-current	$22,912	$18,748
GM Financial equipment on operating leases, net	$16,120	$18,456
GM Financial short-term debt and current portion of long-term debt	$22,895	$21,643
GM Financial long-term debt	$22,440	$20,545

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs principally include automotive related operating entities to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support and other off-balance sheet arrangements. The carrying amounts of assets were approximately $2.5 billion and $1.6 billion and liabilities were insignificant related to our nonconsolidated VIEs at September 30, 2023 and December 31, 2022. Our maximum exposure to loss as a result of our involvement with these VIEs was approximately $3.5 billion and $3.3 billion, inclusive of approximately $0.8 billion and $1.4 billion in committed capital contributions to Ultium Cells Holdings LLC, at September 30, 2023 and December 31, 2022. Our maximum exposure to loss, and required capital contributions, could vary depending on Ultium Cells Holdings LLC's requirements and access to capital. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

Note 9. Debt

Automotive The following table presents debt in our automotive operations:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$125	$124	$124	$123
Unsecured debt(a)	15,764	14,527	17,340	16,323
Finance lease liabilities	469	478	381	381
Total automotive debt(b)	$16,357	$15,129	$17,844	$16,828

Fair value utilizing Level 1 inputs		$14,118		$15,971
Fair value utilizing Level 2 inputs		$1,011		$857

Available under credit facility agreements(c)		$13,472		$15,095
Weighted-average interest rate on outstanding short-term debt(d)		14.2%		6.1%
Weighted-average interest rate on outstanding long-term debt(d)		5.8%		5.8%
__________
(a)Primarily consists of senior notes.
(b)Includes net discount and debt issuance costs of $522 million and $525 million at September 30, 2023 and December 31, 2022.
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

In October 2023, we entered into a new 364-day unsecured revolving credit facility with a borrowing capacity of $6.0 billion, which matures on October 1, 2024. Interest rates on obligations under this facility are based on Term SOFR. This facility contains representations, warranties and covenants, that are typical for these types of facilities.

GM Financial The following table presents debt of GM Financial:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$45,271	$44,817	$42,131	$41,467
Unsecured debt	57,244	55,338	54,723	52,270
Total GM Financial debt	$102,515	$100,155	$96,854	$93,738

Fair value utilizing Level 2 inputs		$98,032		$91,545
Fair value utilizing Level 3 inputs		$2,123		$2,192

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 to our condensed consolidated financial statements for additional information on GM Financial's involvement with VIEs. In the nine months ended September 30, 2023, GM Financial renewed revolving credit facilities with total borrowing capacity of $17.7 billion and issued $18.1 billion in aggregate principal amount of securitization notes payable with an initial weighted-average interest rate of 5.5% and maturity dates ranging from 2023 to 2035.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the nine months ended September 30, 2023, GM Financial issued $8.3 billion in aggregate principal amount of senior notes with an initial weighted-average interest rate of 5.5% and maturity dates ranging from 2026 to 2033.

Note 10. Derivative Financial Instruments

Automotive The following table presents the notional amounts of derivative financial instruments in our automotive operations:

	Fair Value Level	September 30, 2023	December 31, 2022
Derivatives not designated as hedges(a)
Foreign currency	2	$1,208	$4,072
Commodity	2	688	1,075
Total derivative financial instruments		$1,895	$5,148
__________
(a)The fair value of these derivative instruments at September 30, 2023 and December 31, 2022 and the gains/losses included in our condensed consolidated income statements for the three and nine months ended September 30, 2023 and 2022 were insignificant, unless otherwise noted.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	September 30, 2023			December 31, 2022
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps	2	$21,820	$—	$827	$19,950	$—	$821
Cash flow hedges
Interest rate swaps	2	1,881	27	4	1,434	34	1
Foreign currency swaps(b)	2	7,674	20	547	6,852	—	586
Derivatives not designated as hedges(a)
Interest rate contracts	2	117,215	2,248	2,299	113,975	2,268	1,984
Total derivative financial instruments(c)		$148,589	$2,295	$3,677	$142,212	$2,302	$3,392
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and nine months ended September 30, 2023 and 2022 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)The effect of foreign currency cash flow hedges recognized in Accumulated other comprehensive loss in the consolidated statements of comprehensive income includes losses of $154 million and $383 million for the three months ended September 30, 2023 and 2022, and losses of an insignificant amount and $832 million for the nine months ended September 30, 2023 and 2022. The effect of foreign currency cash flow hedges reclassified from Accumulated other comprehensive loss in the consolidated statements of comprehensive income into income includes losses of $226 million and $386 million for the three months ended September 30, 2023 and 2022 and losses of $129 million and $944 million for the nine months ended September 30, 2023 and 2022.
(c)GM Financial held $685 million and $553 million of collateral from counterparties available for netting against GM Financial's asset positions and posted $1.7 billion and $1.5 billion of collateral to counterparties available for netting against GM Financial's liability positions at September 30, 2023 and December 31, 2022.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	September 30, 2023		December 31, 2022
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$2,758	$(8)	$3,048	$2
Long-term unsecured debt	26,788	1,232	25,271	779
GM Financial unsecured debt	$29,545	$1,224	$28,319	$781
__________
(a)Includes $615 million and an insignificant amount of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at September 30, 2023 and December 31, 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 11. Product Warranty and Related Liabilities

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$8,741	$8,969	$8,530	$9,774
Warranties issued and assumed in period – recall campaigns	157	168	707	490
Warranties issued and assumed in period – product warranty	693	516	1,748	1,426
Payments	(1,017)	(1,001)	(3,044)	(3,090)
Adjustments to pre-existing warranties	147	78	758	150
Effect of foreign currency and other	(22)	(49)	—	(68)
Warranty balance at end of period	8,699	8,682	8,699	8,682
Less: Supplier recoveries balance at end of period(a)	82	1,189	82	1,189
Warranty balance, net of supplier recoveries at end of period	$8,616	$7,493	$8,616	$7,493
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Product Warranty Expense, Net of Recoveries
Warranties issued and assumed in period	$850	$685	$2,455	$1,916
Supplier recoveries accrued in period	(53)	(57)	636	(196)
Adjustments and other	125	29	759	82
Warranty expense, net of supplier recoveries	$922	$657	$3,850	$1,802

In the nine months ended September 30, 2023, we recorded a charge to supplier recoveries of $792 million related to a settlement for Chevrolet Bolt recall costs. Refer to Note 13 to our condensed consolidated financial statements for more details on the Chevrolet Bolt recall and the associated supplier recovery. For losses that can be estimated, we estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at September 30, 2023.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$44	$39	$3	$58	$35	$4
Interest cost	568	184	59	323	71	37
Expected return on plan assets	(730)	(192)	—	(750)	(130)	—
Amortization of prior service cost (credit)	(1)	1	—	(1)	1	(1)
Amortization of net actuarial (gains) losses	—	8	(6)	5	32	17
Net periodic pension and OPEB (income) expense	$(119)	$40	$56	$(365)	$9	$57

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$131	$123	$7	$174	$103	$12
Interest cost	1,704	521	177	969	221	111
Expected return on plan assets	(2,190)	(544)	—	(2,250)	(404)	—
Amortization of prior service cost (credit)	(2)	2	(1)	(2)	3	(4)
Amortization of net actuarial (gains) losses	—	25	(17)	14	101	51
Net periodic pension and OPEB (income) expense	$(357)	$127	$166	$(1,095)	$24	$170

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income of $86 million and $376 million in the three months ended September 30, 2023 and 2022 and $258 million and $1.1 billion in the nine months ended September 30, 2023 and 2022 are presented in Interest income and other non-operating income, net.

Note 13. Commitments and Contingencies
Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At September 30, 2023 and December 31, 2022, we had accruals of $1.2 billion and $1.1 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the potential loss. Some matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that cannot be reasonably estimated. Accordingly, while we believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated, it is possible that adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

GM Korea Subcontract Workers Litigation GM Korea Company (GM Korea) is party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 and September 2020, the Korean labor authorities issued adverse administrative orders finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed the May 2018 and September 2020 orders. Since June 2020, the Seoul High Court (an intermediate-level appellate court) ruled against GM Korea in eight subcontract worker cases. Although GM Korea has appealed these decisions to the Supreme Court of the Republic of Korea, GM Korea has since hired certain of its subcontract workers as full-time employees. At September 30, 2023, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $198 million. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $88 million at September 30, 2023. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

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

There are several putative class actions pending against GM in the U.S. and Canada alleging that various vehicles sold, including model year 2011-2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal, state and foreign emission standards. In July 2023, the putative class actions pending in the U.S. were dismissed with prejudice and judgment entered in favor of GM, and plaintiffs appealed the dismissal. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from these actions. GM has also faced a series of additional lawsuits in the U.S. based on these allegations, including a shareholder demand lawsuit that remains pending.

There are several putative class actions and two certified class actions pending against GM in the U.S. alleging that various 2011-2014 model year vehicles are defective because they excessively consume oil. While many of these proceedings have been dismissed or have been settled for insignificant amounts, several remain outstanding, and in October 2022, we received an adverse jury verdict in the certified class action proceeding involving three states. We do not believe that the verdict is supported by the evidence and plan to appeal, if necessary. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from the putative class action proceedings and have previously accrued an immaterial amount related to one of the certified class action proceedings.

There is one putative class action and one certified class action pending against GM in the U.S. alleging that various 2015-2022 model year vehicles are defective because they are equipped with faulty 8-speed transmissions. In March 2023, the judge overseeing the class action concerning 2015-2019 model year vehicles certified 26 state subclasses. The putative class action concerning 2020-2022 model year vehicles is pending in front of a different judge that has not yet addressed class certification. We have similar cases pending in Canada concerning these vehicles. In the three months ended September 30, 2023, we accrued an insignificant amount in connection with these matters. We are currently unable to estimate any reasonably possible or probable material loss or range of loss that may result from these proceedings in excess of amounts accrued.

There is a class action pending against GM in the U.S., and a putative class action in Canada, alleging that 2011-2016 model year Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles are equipped with defective fuel pumps that are prone to failure. In March 2023, the U.S. court certified seven state subclasses. In the three months ended September 30, 2023, we accrued an insignificant amount in connection with these matters. We are currently unable to estimate any reasonably possible or probable material loss or range of loss that may result from these proceedings in excess of amounts accrued.

Beyond the class action litigations disclosed, we have several other class action litigations pending at any given time. Historically, relatively few classes have been certified in these types of cases. Therefore, we will generally only disclose specific class actions if a class is certified and we believe there is a reasonably possible material exposure to the Company.

We are currently in discussions with the Environmental Protection Agency (EPA) and other regulators regarding potential adjustments to our balance of greenhouse gas (GHG) credits. Based on progress made in these discussions, in the three months ended September 30, 2023, we accrued $139 million. Through September 30, 2023, the total costs expensed in connection with these matters were $450 million, which represents our current best estimate of the probable loss related to these matters. We are currently unable to provide an estimate of any loss in excess of amounts incurred, but such loss may be material.

Indirect tax-related matters are being evaluated globally pertaining to value added taxes, customs, duties, sales tax, property taxes and other non-income tax-related tax exposures. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. For indirect tax-related matters, we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $1.8 billion at September 30, 2023.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Takata Matters In November 2020, the National Highway Traffic Safety Administration (NHTSA) directed that we replace the Takata Corporation (Takata) airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and sport utility vehicles (SUVs), and we did not contest NHTSA's decision. While we have already begun the process of executing the recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the year ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy. In the three months ended September 30, 2023, we reduced our accrual by an insignificant amount based on the actual costs incurred to-date. At September 30, 2023, our remaining accrual for these matters was $624 million, and we believe the currently accrued amount remains reasonable.

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

There are several putative class actions that have been filed against GM, including in the U.S., Canada, and Mexico, arising out of allegations that airbag inflators manufactured by Takata are defective. In March 2023, a U.S. court overseeing one of the putative class actions issued a final judgment in favor of GM on all claims in eight states at issue in that proceeding. In August 2023, the U.S. court granted class certification as to a Louisiana claim, but denied certification as to seven other states. Both GM and plaintiffs are pursuing an appeal of the U.S. court’s rulings. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of reasonably possible material loss.

ARC Matters In May 2023, we initiated a voluntary recall covering nearly one million 2014-2017 model year Buick Enclave, Chevrolet Traverse and GMC Acadia SUVs equipped with driver front airbag inflators manufactured by ARC Automotive, Inc. (ARC), and accrued an insignificant amount for the expected costs of the recall. As part of its ongoing investigation into ARC airbag inflators, on September 5, 2023, NHTSA issued an initial decision that approximately 52 million frontal driver and passenger airbag inflators manufactured by ARC and Delphi Automotive Systems LLC over a roughly 20-year period contain a safety-related defect and must be recalled. NHTSA’s initial decision is based on the occurrence of seven field ruptures involving ARC-manufactured frontal airbag inflators. We are continuing to investigate the cause of the ruptures in GM vehicles in connection with our existing recalls. We expect NHTSA to issue its final decision sometime after the administrative record for NHTSA’s investigation closes on December 4, 2023. We do not believe further GM vehicle recalls are necessary or appropriate at this time and we expect to submit appropriate comments to NHTSA to explain this position before the close of the administrative record. However, depending on the outcome of the dispute between NHTSA and ARC, and the possibility of additional recalls, the cost of which may not be fully recoverable, it is reasonably possible that the costs associated with these matters in excess of amounts accrued could be material, but we are unable to provide an estimate of the amounts or range of reasonably possible material loss at this time.

There are several putative class actions that have been filed against GM, including in the U.S., Canada and Israel, arising out of allegations that airbag inflators manufactured by ARC are defective. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of reasonably possible material loss.

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

In addition, putative class actions have been filed against GM in the U.S. and Canada alleging that the batteries contained in the Bolt EVs and EUVs included in the recall population are defective. GM has reached an agreement in principle to settle the U.S. class actions for an immaterial amount.

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

Product Liability We recorded liabilities of $596 million and $561 million in Accrued liabilities and Other liabilities at September 30, 2023 and December 31, 2022 for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. We believe that any judgment against us involving our products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2023 to 2028, or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on royalties received associated with vehicles sold to date were $3.6 billion and $3.1 billion for these guarantees at September 30, 2023 and December 31, 2022, the majority of which relates to the indemnification agreements.

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

Supplier Finance Programs Third-party finance providers offer certain suppliers the option for payment in advance of their invoice due date through financing programs that we established. We retain our obligation to the participating suppliers, and we make payments directly to the third-party finance providers on the original invoice due date pursuant to the original invoice terms. There are no assets pledged as security or other forms of guarantees provided for committed payments. Our outstanding eligible balances under our supplier finance programs were $1.1 billion and $852 million at September 30, 2023 and December 31, 2022, which are recorded in Accounts payable (principally trade).

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 14. Income Taxes
In the three months ended September 30, 2023, Income tax expense of $470 million was lower than the statutory tax rate primarily due to jurisdictional mix of earnings and tax expense attributable to entities included in our effective tax rate calculation. In the three months ended September 30, 2022, Income tax expense of $845 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation.

In the nine months ended September 30, 2023, Income tax expense of $1.4 billion was lower than the statutory tax rate primarily due to jurisdictional mix of earnings and tax expense attributable to entities included in our effective tax rate calculation. In the nine months ended September 30, 2022, Income tax expense of $1.3 billion was primarily due to tax expense attributable to entities included in our effective tax rate calculation, partially offset by the release of a valuation allowance against certain Cruise deferred tax assets that were considered realizable due to the reconsolidation of Cruise for U.S. tax purposes.

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

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance at beginning of period	$1,151	$152	$520	$285
Additions, interest accretion and other	161	7	1,396	11
Payments	(661)	(22)	(1,266)	(144)
Revisions to estimates and effect of foreign currency	(2)	(9)	—	(23)
Balance at end of period	$650	$129	$650	$129

In the three and nine months ended September 30, 2023, restructuring and other initiatives included strategic activities in GMNA related to Buick dealerships. We recorded charges of $93 million and $438 million in the three and nine months ended September 30, 2023, which are included in the table above, and incurred $461 million in net cash outflows resulting from these dealer restructurings in the nine months ended September 30, 2023, in addition to the charges of $511 million and net cash outflows of $120 million in the year ended December 31, 2022. The remaining $368 million is expected to be substantially paid by the end of 2023.

Additionally, on March 9, 2023, we announced a voluntary separation program (VSP) to accelerate attrition related to the cost reduction program announced in January 2023. We recorded charges in GMNA of $30 million and $905 million in the three and nine months ended September 30, 2023, primarily related to employee separation charges, which are reflected in the table above. We incurred $767 million of cash outflows resulting from the VSP in the nine months ended September 30, 2023. We expect remaining cash outflows related to these activities of approximately $138 million to be substantially complete by the end of 2023.

Note 16. Stockholders' Equity and Noncontrolling Interests
We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at September 30, 2023 and December 31, 2022. We had 1.4 billion shares of common stock issued and outstanding at September 30, 2023 and December 31, 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our total dividends paid on common stock were $123 million and $373 million for the three and nine months ended September 30, 2023 and $130 million for the three and nine months ended September 30, 2022.

In August 2022, our Board of Directors increased the capacity under our previously announced common stock repurchase program to $5.0 billion from the $3.3 billion that remained under the program as of June 30, 2022. In the nine months ended September 30, 2023 and 2022, we purchased 30 million and 38 million shares of our outstanding common stock for $1.1 billion and $1.5 billion as part of the program.

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

Cruise Common Shares During the three and nine months ended September 30, 2023, GM Cruise Holdings LLC (Cruise Holdings) issued $104 million and $278 million of Class B Common Shares to net settle vested awards under Cruise's 2018 Employee Incentive Plan and issued $57 million and $156 million of Class B Common Shares to fund the payment of statutory tax withholding obligations resulting from the settlement or exercise of vested awards. Also, GM conducted quarterly tender offers and paid $70 million and $206 million in cash to purchase tendered Cruise Class B Common Shares during the three and nine months ended September 30, 2023. The Class B Common Shares are classified as noncontrolling interests in our condensed consolidated financial statements except for certain shares that are liability classified that have a recorded value of $93 million and $60 million at September 30, 2023 and December 31, 2022. Refer to Note 18 for additional information on Cruise stock incentive awards.

During the three months ended September 30, 2023 and 2022, the effect on the equity attributable to us for changes in our ownership interest in Cruise was insignificant. For the nine months ended September 30, 2023 and 2022, net income attributable to shareholders and transfers to the noncontrolling interest in Cruise and other subsidiaries was $8.0 billion and $7.1 billion, which for the nine months ended September 30, 2022, included a $820 million decrease in retained earnings primarily due to the redemption of Cruise preferred shares.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,693)	$(2,557)	$(2,776)	$(2,653)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)	(129)	(645)	(47)	(550)
Balance at end of period	$(2,822)	$(3,202)	$(2,822)	$(3,202)

Defined Benefit Plans
Balance at beginning of period	$(4,930)	$(6,150)	$(4,851)	$(6,528)
Other comprehensive income (loss) before reclassification adjustment, net of tax(b)	70	235	(14)	514
Reclassification adjustment, net of tax(b)	7	47	13	146
Other comprehensive income (loss), net of tax(b)	77	282	(1)	660
Balance at end of period(c)	$(4,853)	$(5,868)	$(4,853)	$(5,868)
__________
(a)The noncontrolling interests and reclassification adjustments were insignificant in the three and nine months ended September 30, 2023 and 2022.
(b)The income tax effect was insignificant in the three and nine months ended September 30, 2023 and 2022.
(c)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2022 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 17. Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Basic earnings per share
Net income (loss) attributable to stockholders	$3,064	$3,305	$8,026	$7,935
Less: cumulative dividends on subsidiary preferred stock(a)	(26)	(26)	(80)	(1,004)
Net income (loss) attributable to common stockholders	$3,038	$3,278	$7,946	$6,931

Weighted-average common shares outstanding	1,372	1,448	1,384	1,455

Basic earnings per common share	$2.21	$2.26	$5.74	$4.76
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$3,038	$3,278	$7,946	$6,931

Weighted-average common shares outstanding – basic	1,372	1,448	1,384	1,455
Dilutive effect of awards under stock incentive plans	6	9	6	9
Weighted-average common shares outstanding – diluted	1,378	1,457	1,390	1,464

Diluted earnings per common share	$2.20	$2.25	$5.72	$4.73
Potentially dilutive securities(b)	14	10	14	10
__________
(a)Includes a $909 million deemed dividend related to the redemption of Cruise preferred shares from SoftBank in the nine months ended September 30, 2022.
(b)Potentially dilutive securities attributable to outstanding stock options and Restricted Stock Units (RSUs) at September 30, 2023 and 2022 were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

Note 18. Stock Incentive Plans

Cruise Stock Incentive Awards In March 2022, Cruise modified its RSUs that settle in Cruise common stock to remove the liquidity vesting condition such that all granted RSU awards vest solely upon satisfactions of a service condition. Total compensation expense related to Cruise Holdings' share-based awards was $199 million and $150 million in the three months ended September 30, 2023 and 2022 and $476 million and $1.5 billion in the nine months ended September 30, 2023 and 2022. Compensation expense for the nine months ended September 30, 2022, when excluding the compensation expense in the period April 1, 2022 through September 30, 2022, primarily represents the impact of the modification to outstanding awards. GM conducted quarterly tender offers and paid $206 million and $327 million in cash to purchase tendered Cruise Class B Common Shares during the nine months ended September 30, 2023 and 2022.

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

Our automotive interest income and interest expense, legacy costs from the Opel/Vauxhall Business (primarily pension costs), corporate expenditures and certain revenues and expenses that are not part of a reportable segment are recorded centrally in Corporate. Corporate assets primarily consist of cash and cash equivalents, marketable debt securities and intersegment balances. All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment:

	At and For the Three Months Ended September 30, 2023
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$36,106	$4,330	$67		$40,503	$25	$3,641	$(38)	$44,131
Earnings (loss) before interest and taxes-adjusted	$3,526	$357	$(322)		$3,561	$(732)	$741	$(7)	$3,564
Adjustments(a)	$(123)	$—	$—		$(123)	$—	$—	$—	(123)
Automotive interest income									322
Automotive interest expense									(229)
Net income (loss) attributable to noncontrolling interests									(70)
Income (loss) before income taxes									3,464
Income tax benefit (expense)									(470)
Net income (loss)									2,994
Net loss (income) attributable to noncontrolling interests									70
Net income (loss) attributable to stockholders									$3,064

Equity in net assets of nonconsolidated affiliates	$2,603	$6,256	$—	$—	$8,859	$—	$1,691	$—	$10,549
Goodwill and intangibles	$2,112	$716	$4	$—	$2,832	$723	$1,352	$—	$4,907
Total assets	$155,556	$24,444	$47,964	$(77,461)	$150,504	$4,888	$128,962	$(2,649)	$281,705
Depreciation and amortization	$1,585	$158	$5	$—	$1,749	$12	$1,231	$—	$2,992
Impairment charges	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss)(b)	$105	$190	$—	$—	$295	$—	$33	$—	$328
__________
(a)    Consists of charges for strategic activities related to Buick dealerships and charges related to the VSP in GMNA.
(b)    Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. In the three months ended September 30, 2023, equity earnings related to Ultium Cells Holdings LLC were $101 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended September 30, 2022
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$34,691	$3,980	$32		$38,703	$25	$3,187	$(27)	$41,889
Earnings (loss) before interest and taxes-adjusted	$3,894	$334	$(352)		$3,876	$(497)	$911	$(2)	$4,287
Adjustments	$—	$—	$—		$—	$—	$—	$—	—
Automotive interest income									122
Automotive interest expense									(259)
Net income (loss) attributable to noncontrolling interests									(53)
Income (loss) before income taxes									4,097
Income tax benefit (expense)									(845)
Net income (loss)									3,252
Net loss (income) attributable to noncontrolling interests									53
Net income (loss) attributable to stockholders									$3,305

Equity in net assets of nonconsolidated affiliates	$1,641	$6,564	$—	$—	$8,205	$—	$1,705	$—	$9,910
Goodwill and intangibles	$2,160	$744	$4	$—	$2,908	$721	$1,339	$—	$4,968
Total assets	$134,823	$23,756	$38,693	$(59,941)	$137,331	$5,669	$118,917	$(1,388)	$260,529
Depreciation and amortization	$1,419	$124	$5	$—	$1,548	$15	$1,212	$—	$2,774
Impairment charges	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss)	$(6)	$329	$—	$—	$323	$—	$44	$—	$367

	At and For the Nine Months Ended September 30, 2023
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$106,214	$12,011	$177		$118,403	$76	$10,482	$(98)	$128,863
Earnings (loss) before interest and taxes-adjusted	$10,295	$940	$(996)		$10,240	$(1,904)	$2,278	$(13)	$10,601
Adjustments(a)	$(1,343)	$76	$—		$(1,267)	$—	$—	$—	(1,267)
Automotive interest income									801
Automotive interest expense									(689)
Net income (loss) attributable to noncontrolling interests									(179)
Income (loss) before income taxes									9,267
Income tax benefit (expense)									(1,421)
Net income (loss)									7,846
Net loss (income) attributable to noncontrolling interests									179
Net income (loss) attributable to stockholders									$8,026

Depreciation and amortization	$4,544	$424	$15	$—	$4,984	$27	$3,727	$—	$8,738
Impairment charges	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss)(b)	$89	$348	$—	$—	$437	$—	$111	$—	$548
__________
(a)    Consists of charges for strategic activities related to Buick dealerships and charges related to the VSP in GMNA and the partial resolution of Korean subcontractor matters in GMI.
(b)    Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. In the nine months ended September 30, 2023, equity earnings related to Ultium Cells Holdings LLC were $191 million.

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

The following table reconciles Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,
	2023	2022	2023	2022	2023	2022	2022	2021
Net income attributable to stockholders	$3,064	$3,305	$2,566	$1,692	$2,395	$2,939	$1,999	$1,741
Income tax expense (benefit)	470	845	522	490	428	(28)	580	471
Automotive interest expense	229	259	226	234	234	226	267	227
Automotive interest income	(322)	(122)	(251)	(73)	(229)	(50)	(215)	(44)
Adjustments
Buick dealer strategy(a)	93	—	246	—	99	—	511	—
Voluntary separation program(b)	30	—	—	—	875	—	—	—
GM Korea wage litigation(c)	—	—	(76)	—	—	—	—	—
Russia exit(d)	—	—	—	—	—	—	657	—
Cruise compensation modifications(e)	—	—	—	—	—	1,057	—	—
Patent royalty matters(f)	—	—	—	—	—	(100)	—	250
GM Brazil indirect tax matters(g)	—	—	—	—	—	—	—	194
Total adjustments	123	—	170	—	974	957	1,168	444
EBIT-adjusted	$3,564	$4,287	$3,234	$2,343	$3,803	$4,044	$3,799	$2,839
_________
(a)These adjustments were excluded because they relate to strategic activities to transition certain Buick dealers out of our dealer network as part of Buick’s EV strategy.
(b)These adjustments were excluded because they relate to the acceleration of attrition as part of the cost reduction program announced in January 2023, primarily in the United States.
(c)This adjustment was excluded because it relates to the partial resolution of subcontractor matters in Korea.
(d)This adjustment was excluded because it relates to the shutdown of our Russia business including the write off of our net investment and release of accumulated translation losses into earnings.
(e)This adjustment was excluded because it relates to the one-time modification of Cruise stock incentive awards.
(f)These adjustments were excluded because they relate to certain royalties accrued with respect to past-year vehicle sales in the three months ended December 31, 2021, and the resolution of substantially all of these matters in the three months ended March 31, 2022.
(g)This adjustment was excluded because it relates to a settlement with third parties in the three months ended December 31, 2021, relating to retrospective recoveries of indirect taxes in Brazil realized in prior periods.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended				Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$3,038	$2.20	$3,278	$2.25	$7,946	$5.72	$6,931	$4.73
Adjustments(a)	123	0.09	—	—	1,267	0.91	957	0.65
Tax effect on adjustments(b)	(25)	(0.02)	—	—	(324)	(0.23)	(296)	(0.20)
Tax adjustments(c)	—	—	—	—	—	—	(482)	(0.33)
Deemed dividend adjustment(d)	—	—	—	—	—	—	909	0.62
EPS-diluted-adjusted	$3,136	$2.28	$3,278	$2.25	$8,889	$6.40	$8,019	$5.48

__________
(a)Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for the details of each individual adjustment.
(b)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(c)This adjustment consists of tax benefit related to the release of a valuation allowance against deferred tax assets considered realizable as a result of Cruise tax reconsolidation in the nine months ended September 30, 2022. This adjustment was excluded because significant impacts of valuation allowances are not considered part of our core operations.
(d)This adjustment consists of a deemed dividend related to the redemption of Cruise preferred shares from SoftBank in the nine months ended September 30, 2022.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended						Nine Months Ended
	September 30, 2023			September 30, 2022			September 30, 2023			September 30, 2022
	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate
Effective tax rate	$3,464	$470	13.6%	$4,097	$845	20.6%	$9,267	$1,421	15.3%	$9,009	$1,308	14.5%
Adjustments(a)	123	25		—	—		1,267	324		1,053	296
Tax adjustments(b)		—			—			—			482
ETR-adjusted	$3,587	$495	13.8%	$4,097	$845	20.6%	$10,534	$1,745	16.6%	$10,062	$2,086	20.7%
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

We define return on equity (ROE) as Net income attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	September 30, 2023	September 30, 2022
Net income attributable to stockholders	$10.0	$9.7
Average equity(a)	$72.8	$64.9
ROE	13.8%	14.9%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	September 30, 2023	September 30, 2022
EBIT-adjusted(a)	$14.4	$13.5
Average equity(b)	$72.8	$64.9
Add: Average automotive debt and interest liabilities (excluding finance leases)	16.6	17.3
Add: Average automotive net pension & OPEB liability	7.5	10.2
Less: Average automotive and other net income tax asset	(20.5)	(21.3)
ROIC-adjusted average net assets	$76.4	$71.1
ROIC-adjusted	18.9%	19.0%
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

We continue to monitor the macro-economic environment, including higher interest rates and inflationary pressures. Supply chain and logistics challenges continue but remain manageable. This has led to increased production and also increased availability for U.S. dealer inventory compared to December 2022. Pricing continues to remain strong due to robust demand for our products.

In January 2023, we announced our intention to implement a cost reduction program to reduce fixed costs by $2.0 billion on an annual run rate basis by 2024. In March 2023, we took the initial steps and announced performance-based exits and a VSP in an effort to accelerate attrition, which we believe will result in approximately $1.0 billion towards this target on an annual run rate basis. In addition to people costs, we expect the remaining $1.0 billion will come from reducing complexity across the vehicle portfolio and throughout the business, prioritizing growth initiatives and reducing overhead and discretionary costs. We have also identified another $1.0 billion of cost reductions to offset increased depreciation and amortization over the course of 2023 and 2024 as we continue to focus on growth initiatives and strategic ICE and EV investments. Refer to the Consolidated Results and regional sections of this MD&A for additional information.

Our collectively bargained labor agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), which was ratified in October 2019, expired on September 14, 2023. On September 15, 2023, the UAW initiated a strike at certain of our U.S. facilities and have intermittently expanded the strike to additional facilities since then, causing stoppages to some vehicle production and parts distribution activities across our U.S. operations resulting in an unfavorable impact to EBIT-adjusted of approximately $0.2 billion in the three months ended September 30, 2023 and an additional $0.6 billion through October 24, 2023. Going forward, we estimate the ongoing impact of the UAW strike to be $0.4 billion per week, inclusive of additional work stoppages announced by the UAW on October 24, 2023. We continue to negotiate a new labor agreement with the UAW. A prolonged work stoppage could have a material adverse effect on our business. Due to the ongoing uncertainty related to these negotiations, we are suspending our 2023 guidance.

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

On August 16, 2022, the Inflation Reduction Act (IRA) was enacted. The IRA modified climate and clean energy tax provisions and added new corporate tax credits for commercial EV purchases and investments in clean energy production, supply chains and manufacturing facilities. IRA benefits, including credits and lower material costs, are expected to materially

GENERAL MOTORS COMPANY AND SUBSIDIARIES

affect net income in the future. The nine month impact through September 30, 2023 was primarily lower material costs. We will continue to evaluate the IRA impacts on our financial results as additional regulatory guidance is issued.

GMNA Industry sales in North America were 14.6 million units in the nine months ended September 30, 2023, representing an increase of 14.4% compared to the corresponding period in 2022. U.S. industry sales were 12.0 million units in the nine months ended September 30, 2023, representing an increase of 14.0% compared to the corresponding period in 2022.

Our total vehicle sales in the U.S., our largest market in North America, were 2.0 million units for market share of 16.4% in the nine months ended September 30, 2023, representing an increase of 0.7 percentage points compared to the corresponding period in 2022.

We expect to sustain relatively strong EBIT-adjusted margins in 2023 on the continued strength of vehicle pricing and healthy U.S. industry demand, as well as fixed cost reduction efforts, partially offset by elevated costs associated with commodities, raw materials and logistics. Our outlook is dependent on the pricing environment, continuing improvement of supply chain availability, continuity of production and overall economic conditions. As a result of supply chain and labor disruptions, we experienced interruptions to our planned production schedules and continue to prioritize production of our most popular and in-demand products, including our full-size trucks, full-size SUVs and EVs.

GMI Industry sales in China were 17.8 million units in the nine months ended September 30, 2023, representing an increase of 3.5% compared to the corresponding period in 2022. Our total vehicle sales in China were 1.5 million units for market share of 8.6% in the nine months ended September 30, 2023, representing a decrease of 1.5 percentage points compared to the corresponding period in 2022. The ongoing supply chain disruptions, global macro-economic impact and geopolitical tensions continue to place pressure on China's automotive industry and our vehicle sales in China. Our Automotive China JVs generated equity income of $0.4 billion in the nine months ended September 30, 2023. Although price competition, growing customer acceptance of domestic brands and a more challenging regulatory environment related to emissions, fuel consumption and new energy vehicles will place pressure on our operations in China, we will continue to build upon our strong brands, network, and partnerships in China as well as drive improvements in vehicle mix and cost.

Outside of China, industry sales were 18.8 million units in the nine months ended September 30, 2023, representing an increase of 6.2% compared to the corresponding period in 2022. Our total vehicle sales outside of China were 0.7 million units for a market share of 4.0% in the nine months ended September 30, 2023, which is comparable to the corresponding period in 2022.

At September 30, 2023, our Korean operating business had a deferred tax asset valuation allowance of $1.0 billion. As a result of improving actual and forecasted financial performance, our conclusion regarding the need for a valuation allowance could change, leading to the reversal of all or a significant portion of our valuation allowance for Korea in the three months ending December 31, 2023. This would result in a significant benefit to earnings for the three months ending December 31, 2023.

Cruise Cruise is currently operating in San Francisco, California, and Austin, Texas, and is testing in multiple other U.S. cities. In October 2023, NHTSA opened an investigation into Cruise to determine whether Cruise AVs exercise appropriate caution around pedestrians. On October 24, 2023, in connection with an accident involving a pedestrian in San Francisco in early October, the California Department of Motor Vehicles (DMV) suspended Cruise's permits to operate AVs in California without a safety driver. Cruise is cooperating with NHTSA, the California DMV, the California Public Utilities Commission and local law enforcement in connection with these matters.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and our market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the nine months ended September 30, 2023, 28.8% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
GMNA	810	82.5%	784	81.2%	2,365	83.7%	2,139	81.9%
GMI	171	17.5%	182	18.8%	459	16.3%	474	18.1%
Total	981	100.0%	966	100.0%	2,824	100.0%	2,613	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Nine Months Ended
	September 30, 2023			September 30, 2022			September 30, 2023			September 30, 2022
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,092	674	16.5%	3,512	556	15.8%	11,993	1,970	16.4%	10,519	1,651	15.7%
Other	934	122	13.0%	773	107	13.9%	2,648	338	12.8%	2,275	300	13.2%
Total North America	5,026	796	15.8%	4,285	663	15.5%	14,641	2,308	15.8%	12,794	1,950	15.2%
Asia/Pacific, Middle East and Africa
China(a)	6,497	542	8.3%	6,337	630	9.9%	17,756	1,530	8.6%	17,156	1,727	10.1%
Other	5,373	161	3.0%	5,039	117	2.3%	16,106	412	2.6%	15,014	381	2.5%
Total Asia/Pacific, Middle East and Africa	11,870	703	5.9%	11,376	747	6.6%	33,862	1,942	5.7%	32,170	2,109	6.6%
South America
Brazil	631	87	13.8%	584	88	15.0%	1,628	236	14.5%	1,501	203	13.5%
Other	353	33	9.3%	413	42	10.2%	1,079	98	9.1%	1,198	124	10.3%
Total South America	983	120	12.2%	997	130	13.0%	2,707	334	12.3%	2,699	327	12.1%
Total in GM markets	17,879	1,619	9.1%	16,658	1,539	9.2%	51,210	4,584	9.0%	47,662	4,386	9.2%
Total Europe	3,851	1	—%	3,343	—	—%	12,252	2	—%	10,398	1	—%
Total Worldwide(b)(c)	21,731	1,619	7.5%	20,001	1,539	7.7%	63,462	4,585	7.2%	58,061	4,388	7.6%
United States
Cars	790	55	7.0%	688	49	7.2%	2,332	183	7.9%	2,098	152	7.3%
Trucks	1,084	343	31.7%	1,000	299	29.9%	3,214	982	30.6%	2,887	899	31.2%
Crossovers	2,218	276	12.4%	1,823	207	11.4%	6,447	804	12.5%	5,534	599	10.8%
Total United States	4,092	674	16.5%	3,512	556	15.8%	11,993	1,970	16.4%	10,519	1,651	15.7%
China(a)
SGMS		246			298			659			766
SGMW		296			332			871			962
Total China	6,497	542	8.3%	6,337	630	9.9%	17,756	1,530	8.6%	17,156	1,727	10.1%
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

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
GMNA	165	116	538	406
GMI	131	126	339	289
Total fleet sales	296	242	877	695

Fleet sales as a percentage of total vehicle sales	18.3%	15.7%	19.1%	15.8%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Gains on terminations of leased vehicles of $0.2 billion and $0.7 billion were included in GM Financial interest, operating and other expenses for the three and nine months ended September 30, 2023, compared to gains of $0.3 billion and $1.0 billion in the corresponding periods in 2022. The decrease in gains is primarily due to higher leased portfolio net book values at termination and fewer terminated leases. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	September 30, 2023			December 31, 2022
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$13,214	669	67.3%	$14,207	736	67.3%
Trucks	6,825	214	21.6%	6,961	228	20.9%
SUVs	2,410	60	6.1%	2,595	66	6.0%
Cars	790	50	5.0%	964	63	5.8%
Total	$23,238	994	100.0%	$24,727	1,092	100.0%

GM Financial's penetration of our retail sales in the U.S. was 43% in the nine months ended September 30, 2023 and 45% in the corresponding period in 2022. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America increased to 82% in the nine months ended September 30, 2023 from 80% in the corresponding period in 2022. In the nine months ended September 30, 2023, GM Financial's revenue consisted of leased vehicle income of 52%, retail finance charge income of 36% and commercial finance charge income of 6%.

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

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2023	September 30, 2022			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$36,106	$34,691	$1,415	4.1%	$1.1	$(0.6)	$0.6	$0.3
GMI	4,330	3,980	350	8.8%	$(0.2)	$0.2	$0.3	$—
Corporate	67	32	35	n.m.		$—		$—
Automotive	40,503	38,703	1,800	4.7%	$0.9	$(0.3)	$0.9	$0.4
Cruise	25	25	—	—%		$—
GM Financial	3,641	3,187	454	14.2%				$0.5
Eliminations/reclassifications	(38)	(27)	(11)	(40.7)%		$—		$—
Total net sales and revenue	$44,131	$41,889	$2,242	5.4%	$0.9	$(0.3)	$0.9	$0.8
__________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2023	September 30, 2022			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$106,214	$92,907	$13,307	14.3%	$8.7	$1.1	$2.8	$0.8
GMI	12,011	11,100	911	8.2%	$(0.3)	$0.6	$0.9	$(0.3)
Corporate	177	132	45	34.1%		$—		$—
Automotive	118,403	104,140	14,263	13.7%	$8.4	$1.7	$3.7	$0.5
Cruise	76	76	—	—%		$—
GM Financial	10,482	9,489	993	10.5%				$1.0
Eliminations/reclassifications	(98)	(79)	(19)	(24.1)%		$—		$—
Total net sales and revenue	$128,863	$113,627	$15,236	13.4%	$8.4	$1.7	$3.7	$1.5

Refer to the regional sections of this MD&A for additional information on Volume, Mix, Price and Other.

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2023	September 30, 2022			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$31,045	$29,326	$(1,719)	(5.9)%	$(0.7)	$(0.1)	$(0.8)	$(0.2)
GMI	3,966	3,773	(193)	(5.1)%	$0.2	$(0.2)	$(0.2)	$—
Corporate	130	135	5	3.7%		$—	$—	$—
Cruise	706	467	(239)	(51.2)%		$—	$(0.2)
Eliminations	(5)	—	5	n.m.		$—	$—
Total automotive and other cost of sales	$35,842	$33,700	$(2,142)	(6.4)%	$(0.6)	$(0.3)	$(1.2)	$(0.1)
__________
n.m. = not meaningful

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2023	September 30, 2022			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$91,889	$79,580	$(12,309)	(15.5)%	$(6.3)	$(1.2)	$(4.9)	$0.1
GMI	10,704	10,244	(460)	(4.5)%	$0.2	$(0.4)	$(0.5)	$0.2
Corporate	325	397	72	18.1%		$—	$—	$0.1
Cruise	1,811	2,094	283	13.5%		$—	$0.3
Eliminations	(7)	(2)	5	n.m.		$—	$—
Total automotive and other cost of sales	$104,721	$92,314	$(12,407)	(13.4)%	$(6.1)	$(1.6)	$(5.2)	$0.4
__________
n.m. = not meaningful

In the three months ended September 30, 2023, increased Cost was primarily due to: (1) increased EV-related costs of $0.4 billion; (2) increased other cost of sales of $0.3 billion; (3) increased costs of $0.2 billion primarily related to parts and accessories sales; and (4) increased campaigns and other warranty-related costs of $0.2 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2023, increased Cost was primarily due to: (1) increased campaigns and other warranty-related costs of $2.0 billion; (2) charges of $0.7 billion related to the VSP; (3) increased EV-related costs of $0.6 billion; (4) increased costs of $0.6 billion primarily related to parts and accessories sales; (5) increased material and freight costs of $0.5 billion; (6) increased manufacturing costs of $0.5 billion; and (7) increased engineering costs of $0.4 billion primarily related to AV development cost; partially offset by (8) decrease of $0.8 billion due to the absence of the charge for the modification of Cruise stock incentive awards in 2022. In the nine months ended September 30, 2023, favorable Other was primarily due to the weakening of the Argentine peso and other currencies against the U.S. dollar.

Refer to the regional sections of this MD&A for additional information on Volume and Mix.

Automotive and Other Selling, General and Administrative Expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2023	September 30, 2022		%	September 30, 2023	September 30, 2022		%
Automotive and other selling, general and administrative expense	$2,344	$2,477	$133	5.4%	$7,449	$7,274	$(175)	(2.4)%

In the three months ended September 30, 2023, Automotive and other selling, general and administrative expense decreased primarily due to decreased advertising, selling and administrative costs of $0.2 billion, partially offset by charges of $0.1 billion for strategic activities related to Buick dealerships.

In the nine months ended September 30, 2023, Automotive and other selling, general and administrative expense increased primarily due to: (1) charges of $0.4 billion for strategic activities related to Buick dealerships; and (2) charges of $0.2 billion related to the VSP; partially offset by (3) a decrease of $0.3 billion due to the absence of the charge for the modification of Cruise stock incentive awards in 2022.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2023	September 30, 2022		%	September 30, 2023	September 30, 2022		%
Interest income and other non-operating income, net	$453	$598	$(145)	(24.2)%	$1,219	$1,410	$(191)	(13.5)%

In the three months ended September 30, 2023, Interest income and other non-operating income, net decreased primarily due to $0.3 billion decrease in non-service pension income partially offset by $0.2 billion increase in interest income.

In the nine months ended September 30, 2023, Interest income and other non-operating income, net decreased primarily due to: (1) $0.9 billion decrease in non-service pension income; (2) the absence of $0.3 billion in gains related to revaluation of investments that occurred in the nine months ended September 30, 2022; partially offset by (3) $0.6 billion increase in interest income; and (4) the absence of $0.4 billion in losses related to Stellantis warrants that occurred in the nine months ended September 30, 2022, as warrants were exercised in 2022.

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2023	September 30, 2022		%	September 30, 2023	September 30, 2022		%
Income tax expense	$470	$845	$375	44.4%	$1,421	$1,308	$(113)	(8.6)%

In the three months ended September 30, 2023, Income tax expense decreased due to a lower effective tax rate primarily related to jurisdictional mix of earnings.

In the nine months ended September 30, 2023, Income tax expense increased primarily due to the absence of the Cruise valuation allowance adjustment that occurred in the nine months ended September 30, 2022, partially offset by a lower effective tax rate related to jurisdictional mix of earnings.

For the three and nine months ended September 30, 2023, our ETR-adjusted was 13.8% and 16.6%.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Refer to Note 14 to our condensed consolidated financial statements for additional information related to Income tax expense.

GM North America

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2023	September 30, 2022			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$36,106	$34,691	$1,415	4.1%	$1.1	$(0.6)	$0.6		$0.3
EBIT-adjusted	$3,526	$3,894	$(368)	(9.5)%	$0.3	$(0.6)	$0.6	$(0.5)	$(0.1)
EBIT-adjusted margin	9.8%	11.2%	(1.4)%
	(Vehicles in thousands)
Wholesale vehicle sales	810	784	26	3.3%

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2023	September 30, 2022			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$106,214	$92,907	$13,307	14.3%	$8.7	$1.1	$2.8		$0.8
EBIT-adjusted	$10,295	$9,334	$961	10.3%	$2.4	$(0.1)	$2.8	$(4.0)	$(0.2)
EBIT-adjusted margin	9.7%	10.0%	(0.3)%
	(Vehicles in thousands)
Wholesale vehicle sales	2,365	2,139	226	10.6%

GMNA Total Net Sales and Revenue In the three months ended September 30, 2023, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes primarily due to increased sales of crossover vehicles, partially offset by decreased sales of full-size pickup trucks, mid-size pickup trucks and full-size SUVs; (2) favorable Price as a result of stable dealer inventory levels and strong demand for our products; and (3) favorable Other due to increased sales of parts and accessories; partially offset by (4) unfavorable Mix associated with increased sales of crossover vehicles, partially offset by decreased sales of vans and passenger cars.

In the nine months ended September 30, 2023, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes primarily due to increased sales of crossover vehicles and full-size pickup trucks, partially offset by decreased sales of mid-size pickup trucks; (2) favorable Price as a result of stable dealer inventory levels and strong demand for our products; (3) favorable Mix associated with increased sales of full-size pickup trucks, full-size SUVs, passenger cars and decreased sales of vans, partially offset by increased sales of crossover vehicles; and (4) favorable Other due to increased sales of parts and accessories.

GMNA EBIT-Adjusted In the three months ended September 30, 2023, EBIT-adjusted decreased primarily due to: (1) unfavorable Mix primarily due to increased sales of crossovers and decreased sales of full-size pickup trucks, partially offset by decreased sales of vans and passenger cars; and (2) unfavorable Cost primarily due to increased EV-related costs of $0.4 billion, decreased non-service pension income of $0.3 billion and increased campaigns and other warranty-related costs of $0.2 billion, partially offset by decreased advertising, selling and administrative costs of $0.3 billion; partially offset by (3) favorable Volume; and (4) favorable Price.

In the nine months ended September 30, 2023, EBIT-adjusted increased primarily due to: (1) favorable Price; and (2) favorable Volume; partially offset by (3) unfavorable Cost primarily due to increased campaigns and other warranty-related costs of $2.0 billion, decreased non-service pension income of $0.8 billion, increased EV-related costs of $0.5 billion and increased manufacturing costs of $0.5 billion; and (4) unfavorable Mix due to increased sales of crossover vehicles, partially offset by increased sales of full-size SUVs, passenger cars and full-size pickup trucks and decreased sales of mid-size pickup trucks.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM International

	Three Months Ended		Favorable/ (Unfavorable)		Variance Due To
	September 30, 2023	September 30, 2022		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$4,330	$3,980	$350	8.8%	$(0.2)	$0.2	$0.3		$—
EBIT-adjusted	$357	$334	$23	6.9%	$—	$—	$0.3	$(0.1)	$(0.2)
EBIT-adjusted margin	8.2%	8.4%	(0.2)%
Equity income — Automotive China	$192	$330	$(138)	(41.8)%
EBIT-adjusted — excluding Equity income	$165	$5	$160	n.m.
	(Vehicles in thousands)
Wholesale vehicle sales	171	182	(11)	(6.0)%

__________
n.m. = not meaningful

	Nine Months Ended		Favorable/ (Unfavorable)		Variance Due To
	September 30, 2023	September 30, 2022		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$12,011	$11,100	$911	8.2%	$(0.3)	$0.6	$0.9		$(0.3)
EBIT-adjusted	$940	$871	$69	7.9%	$(0.1)	$0.2	$0.9	$(0.5)	$(0.5)
EBIT-adjusted margin	7.8%	7.9%	(0.1)%
Equity income — Automotive China	$353	$477	$(124)	(26.0)%
EBIT-adjusted — excluding Equity income	$588	$395	$193	48.9%
	(Vehicles in thousands)
Wholesale vehicle sales	459	474	(15)	(3.2)%

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income (loss), which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the three months ended September 30, 2023, Total net sales and revenue increased primarily due to: (1) favorable pricing across multiple vehicle lines in Argentina, Brazil and in the Middle East; (2) favorable Mix in the Middle East and in Chile; partially offset by (3) decreased net wholesale volumes in Chile, Egypt and Colombia primarily due to industry downturn, partially offset by increased volumes in Brazil and Uzbekistan.

In the nine months ended September 30, 2023, Total net sales and revenue increased primarily due to: (1) favorable pricing across multiple vehicle lines in Argentina, Brazil and in the Middle East; (2) favorable Mix in the Middle East, in Asia/Pacific and in Chile, partially offset by unfavorable Mix in Brazil; partially offset by (3) decreased net wholesale volumes in Egypt, Chile and Colombia, partially offset by increased volumes in Brazil and Uzbekistan; and (4) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Argentine peso against the U.S. dollar, partially offset by increased components, parts and accessories sales.

GMI EBIT-Adjusted In the three months ended September 30, 2023, EBIT-adjusted increased primarily due to: (1) favorable Price; partially offset by (2) unfavorable Cost primarily due to increased logistic costs; and (3) unfavorable Other primarily due to foreign currency effect resulting from the weakening of the Argentine peso against the U.S. dollar and decreased equity income.

In the nine months ended September 30, 2023, EBIT-adjusted increased primarily due to: (1) favorable Price; and (2) favorable Mix in Asia/Pacific and in the Middle East; partially offset by (3) unfavorable Cost primarily due to increased material, logistic, warranty-related costs and other costs to support new vehicle launches in South America; (4) decreased wholesale volumes; and (5) unfavorable Other primarily due to foreign currency effect resulting from the weakening of the Argentine peso against the U.S. dollar and decreased equity income.

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

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Wholesale vehicle sales, including vehicles exported to markets outside of China	589	768	1,581	1,843
Total net sales and revenue	$7,858	$10,393	$21,817	$25,467
Net income	$485	$661	$904	$959

Cruise

	Three Months Ended		Favorable/ (Unfavorable)	%	Nine Months Ended		Favorable/ (Unfavorable)	%
	September 30, 2023	September 30, 2022			September 30, 2023	September 30, 2022
Total net sales and revenue(a)	$25	$25	$—	—%	$76	$76	$—	—%
EBIT (loss)-adjusted(b)	$(732)	$(497)	$(235)	(47.3)%	$(1,904)	$(1,365)	$(539)	(39.5)%
__________
(a)Primarily reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three and nine months ended September 30, 2023 and 2022.
(b)Excludes $1.1 billion in compensation expense in the nine months ended September 30, 2022 resulting from modification of the Cruise stock incentive awards.

Cruise EBIT (Loss)-Adjusted In the three and nine months ended September 30, 2023, EBIT (loss)-adjusted increased primarily due to an increase in development costs as we continue to make progress on commercialization of a network of on-demand AVs.

GM Financial

	Three Months Ended		Increase/ (Decrease)	%	Nine Months Ended		Increase/ (Decrease)	%
	September 30, 2023	September 30, 2022			September 30, 2023	September 30, 2022
Total revenue	$3,641	$3,187	$454	14.2%	$10,482	$9,489	$993	10.5%
Provision for loan losses	$235	$180	$55	30.6%	$533	$500	$33	6.6%
EBT-adjusted	$741	$911	$(170)	(18.7)%	$2,278	$3,301	$(1,023)	(31.0)%
Average debt outstanding (dollars in billions)	$101.9	$93.7	$8.2	8.8%	$99.5	$93.1	$6.4	6.9%
Effective rate of interest paid	4.8%	3.2%	1.6%		4.5%	2.8%	1.7%
GM Financial Revenue In the three months ended September 30, 2023, Total revenue increased primarily due to: (1) increased finance charge income of $0.5 billion primarily due to an increase in the effective yield resulting from higher benchmark interest rates and growth in the size of the portfolio; (2) increased investment income of $0.1 billion primarily due to an increase in benchmark interest rates; partially offset by (3) decreased leased vehicle income of $0.1 billion primarily due to a decrease in the average balance of the leased vehicles portfolio.

In the nine months ended September 30, 2023, Total revenue increased primarily due to: (1) increased finance charge income of $1.3 billion primarily due to an increase in the effective yield resulting from higher benchmark interest rates and growth in the size of the portfolio; (2) increased investment income of $0.3 billion primarily due to an increase in benchmark interest

GENERAL MOTORS COMPANY AND SUBSIDIARIES

rates; partially offset by (3) decreased leased vehicle income of $0.5 billion primarily due to a decrease in the average balance of the leased vehicles portfolio.

GM Financial EBT-Adjusted In the three months ended September 30, 2023, EBT-adjusted decreased primarily due to: (1) increased interest expense of $0.5 billion primarily due to an increased effective rate of interest on debt, resulting from higher benchmark interest rates and increased credit spreads, as well as an increase in average debt outstanding; (2) decreased leased vehicle income net of leased vehicle expenses of $0.2 billion primarily due to decreased leased vehicle income resulting from a decrease in the average balance of the leased vehicles portfolio and decreased lease termination gains due to higher leased portfolio net book values at termination and fewer terminated leases; partially offset by (3) increased finance charge income of $0.5 billion primarily due to an increase in the effective yield resulting from higher benchmark interest rates and growth in the size of the portfolio.

In the nine months ended September 30, 2023, EBT-adjusted decreased primarily due to: (1) increased interest expense of $1.4 billion primarily due to an increased effective rate of interest on debt, resulting from higher benchmark interest rates and increased credit spreads, as well as an increase in average debt outstanding; (2) decreased leased vehicle income net of leased vehicle expenses of $0.9 billion primarily due to decreased leased vehicle income resulting from a decrease in the average balance of the leased vehicles portfolio and decreased lease termination gains due to higher leased portfolio net book values at termination and fewer terminated leases; partially offset by (3) increased finance charge income of $1.3 billion primarily due to an increase in the effective yield resulting from higher benchmark interest rates and growth in the size of the portfolio; and (4) increased investment income of $0.2 billion primarily due to an increase in benchmark interest rates.

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

Our known current material uses of cash include, among other possible demands: (1) capital spending and our investments in our battery cell manufacturing joint ventures; (2) payments for engineering and product development activities; (3) payments associated with previously announced vehicle recalls and any other recall-related contingencies; (4) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (5) payments associated with the liquidity program for holders of equity-based incentive awards issued to employees of Cruise; (6) dividend payments on our common stock that are declared by our Board of Directors; and (7) payments to purchase shares of our common stock authorized by our Board of Directors. Our material future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on the three objectives of our capital allocation program: (1) grow our business at an average target ROIC-adjusted rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18 billion; and (3) after the first two objectives are met, return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors, not less than once annually.

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

In 2022, our Board of Directors increased the capacity under our previously announced common stock repurchase program to $5.0 billion. In the nine months ended September 30, 2023, we completed $1.1 billion of repurchases under the program and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

retired 30 million shares of our common stock. We have completed $3.6 billion of the $5.0 billion program through September 30, 2023.

In 2022, we reinstated a quarterly dividend on our common stock. In the nine months ended September 30, 2023, we paid dividends of $0.4 billion to holders of our common stock.

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

In March 2023, we renewed and reduced the total borrowing capacity of our five-year, $11.2 billion facility to $10.0 billion, which now matures March 31, 2028. We also renewed and reduced the total borrowing capacity of our three-year, $4.3 billion facility to $4.1 billion, which now matures March 31, 2026, and renewed our 364-day, $2.0 billion revolving credit facility allocated for the exclusive use of GM Financial, which now matures March 30, 2024. In October 2023, we entered into a new 364-day unsecured revolving credit facility with a borrowing capacity of $6.0 billion, which matures on October 1, 2024.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $14.1 billion at September 30, 2023 and $15.5 billion at December 31, 2022, which consisted primarily of two credit facilities. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use of GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.6 billion and $0.4 billion at September 30, 2023 and December 31, 2022.

If available capacity permits, GM Financial continues to have access to our automotive credit facilities. GM Financial did not have borrowings outstanding against any of these facilities at September 30, 2023 and December 31, 2022. We had intercompany loans from GM Financial of $0.4 billion and $0.2 billion at September 30, 2023 and December 31, 2022. We did not have intercompany loans to GM Financial at September 30, 2023 and December 31, 2022. Refer to Note 4 to our condensed consolidated financial statements for additional information.

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of September 30, 2023 and determined we are in compliance and expect to remain in compliance in the future.

GM Financial's Board of Directors declared and paid dividends of $1.4 billion on its common stock in the nine months ended September 30, 2023. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes our Automotive available liquidity (dollars in billions):

	September 30, 2023	December 31, 2022
Automotive cash and cash equivalents	$19.6	$13.6
Marketable debt securities	9.5	10.8
Automotive cash, cash equivalents and marketable debt securities	29.0	24.4
Available under credit facilities(a)	13.5	15.1
Total Automotive available liquidity	$42.5	$39.5
__________
(a)We had letters of credit outstanding under our sub-facility of $0.6 billion and $0.4 billion at September 30, 2023 and December 31, 2022.

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Nine Months Ended September 30, 2023
Operating cash flow	$16.1
Capital expenditures	(7.1)
Decrease in available credit facilities	(1.6)
Payment of senior unsecured notes	(1.5)
Dividends paid and payments to purchase common stock	(1.5)
Investment in Ultium Cells Holdings LLC	(0.7)
GM investment in Cruise	(0.4)
Investment in Lithium Americas	(0.3)
Other non-operating	(0.1)
Total change in automotive available liquidity	$3.0

Automotive Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022
Operating Activities
Net income	$7.5	$6.7	$0.8
Depreciation, amortization and impairment charges	5.0	4.8	0.2
Pension and OPEB activities	(0.7)	(1.5)	0.8
Working capital	(1.2)	(1.2)	—
Accrued and other liabilities and income taxes	4.4	1.8	2.6
Other(a)	1.2	1.0	0.2
Net automotive cash provided by (used in) operating activities	$16.1	$11.6	$4.5
__________
(a)Includes $1.4 billion and $1.0 billion in dividends received from GM Financial in the nine months ended September 30, 2023 and 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022
Investing Activities
Capital expenditures	$(7.1)	$(5.8)	$(1.3)
Acquisitions and liquidations of marketable securities, net	1.5	(1.3)	2.8
Other(a)	(1.5)	(4.0)	2.5
Net automotive cash provided by (used in) investing activities	$(7.1)	$(11.1)	$4.0
__________
(a)Includes $0.7 billion and $0.6 billion of GM's investment in Ultium Cells Holdings LLC in the nine months ended September 30, 2023 and 2022, $0.4 billion and $2.1 billion of GM's investment in Cruise in the nine months ended September 30, 2023 and 2022; $0.3 billion of GM's investment in Lithium Americas in the nine months ended September 30, 2023, $2.1 billion for the redemption of Cruise preferred shares from SoftBank in the nine months ended September 30, 2022; and $0.9 billion related to the sale of Stellantis common shares, excluding dividends received and tax withholding, in the nine months ended September 30, 2022.

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022
Financing Activities
Net proceeds (payments) from short-term debt	$(1.3)	$(0.2)	$(1.1)
Issuance of senior unsecured notes	—	2.2	(2.2)
Other(a)	(1.9)	(2.1)	0.2
Net automotive cash provided by (used in) financing activities	$(3.1)	$—	$(3.1)
__________
(a)Includes $1.5 billion and $1.6 billion for dividends paid and payments to purchase common stock in the nine months ended September 30, 2023 and 2022.

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the nine months ended September 30, 2023, net automotive cash provided by operating activities under U.S. GAAP was $16.1 billion, capital expenditures were $7.1 billion and adjustments for management actions related to Buick dealer strategy and employee separation costs were $1.3 billion.

In the nine months ended September 30, 2022, net automotive cash provided by operating activities under U.S. GAAP was $11.6 billion, capital expenditures were $5.8 billion and adjustments for management actions were insignificant.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. In March 2023, Moody's upgraded our senior unsecured notes to Baa2 from Baa3. In September 2023, Fitch upgraded our Corporate and Senior Unsecured ratings to BBB from BBB- and changed our outlook to Stable from Positive. As of October 16, 2023, all other credit ratings remained unchanged since December 31, 2022.

Cruise Liquidity

The following table summarizes Cruise's available liquidity (dollars in billions):

	September 30, 2023	December 31, 2022
Cruise cash and cash equivalents	$1.5	$1.5
Cruise marketable securities	0.2	1.4
Total Cruise available liquidity(a)(b)	$1.7	$2.9
__________
(a)Excludes a multi-year credit agreement with GM Financial whereby Cruise can borrow, over time, up to an additional aggregate of $4.3 billion, through 2024, to fund the purchase of AVs from GM and all accessories, attachments, parts and other equipment acquired in connection with or otherwise relating to any AV. As of September 30, 2023, Cruise had total borrowings of $0.3 billion under this agreement.
(b)Excludes a multi-year framework agreement with us whereby Cruise can defer invoices received through 2024, up to $0.8 billion, related to engineering and capital spending incurred by us on behalf of Cruise. As of September 30, 2023, Cruise deferred $0.4 billion under this agreement.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the changes in Cruise's available liquidity (dollars in billions):

Nine Months Ended September 30, 2023
Operating cash flow(a)	$(1.4)
GM investment in Cruise	0.4
Other non-operating	(0.1)
Total change in Cruise available liquidity	$(1.2)
__________
(a)Includes $0.2 billion cash outflows related to tendered Cruise Class B Common Shares classified as liabilities.

Cruise Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022
Net cash provided by (used in) operating activities	$(1.4)	$(1.3)	$(0.1)
Net cash provided by (used in) investing activities	$1.2	$(0.2)	$1.3
Net cash provided by (used in) financing activities	$0.3	$1.6	$(1.3)

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

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$4.1	$4.0
Borrowing capacity on unpledged eligible assets	22.1	22.0
Borrowing capacity on committed unsecured lines of credit	0.6	0.5
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$28.7	$28.5

GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity. At September 30, 2023, available liquidity exceeded GM Financial's liquidity targets.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at September 30, 2023 and December 31, 2022. Refer to the Automotive Liquidity section of this MD&A for additional details.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At September 30, 2023, secured, committed unsecured and uncommitted unsecured credit facilities totaled $26.9 billion, $0.6 billion and $1.8 billion with advances outstanding of $4.7 billion, an insignificant amount and $1.8 billion.

GM Financial Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022
Net cash provided by (used in) operating activities	$4.9	$3.8	$1.1
Net cash provided by (used in) investing activities	$(7.9)	$(6.7)	$(1.2)
Net cash provided by (used in) financing activities	$4.1	$2.4	$1.7

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2023, Net cash provided by operating activities increased primarily due to: (1) an increase in finance charge income of $1.3 billion; (2) a net increase in cash provided by counterparty derivative collateral posting activities of $1.1 billion; (3) a decrease in taxes paid to GM of $0.4 billion; and (4) an increase in other income of $0.2 billion; partially offset by (5) an increase in interest paid of $1.4 billion; and (6) a decrease in leased vehicle income of $0.5 billion.

In the nine months ended September 30, 2023, Net cash used in investing activities increased primarily due to: (1) an increase in purchases of leased vehicles of $1.2 billion; and (2) a decrease in the proceeds from termination of leased vehicles of $1.2 billion; partially offset by (3) a decrease in purchases of finance receivables of $0.8 billion; and (4) an increase in collections and recoveries on finance receivables of $0.5 billion.

In the nine months ended September 30, 2023, Net cash provided by financing activities increased primarily due to: (1) an increase in debt borrowings and issuances of $2.3 billion; partially offset by (2) an increase in dividend payments of $0.3 billion; and (3) an increase in debt repayments of $0.3 billion.

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

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may include "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and are often identified by words like “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions. In making these statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new products, services, technologies and customer experiences in response to increased competition and changing consumer preferences in the automotive industry; (2) our ability to timely fund and introduce new and improved vehicle models, including EVs, that are able to attract a sufficient number of consumers; (3) our ability to profitably deliver a broad portfolio of EVs that will help drive consumer adoption; (4) the success of our current line of full-size SUVs and full-size pickup trucks; (5) our highly competitive industry, which has been historically characterized by excess manufacturing capacity and the use of incentives, and the introduction of new and improved vehicle models by our competitors; (6) the unique technological, operational, regulatory and competitive risks related to the timing and commercialization of AVs, including the various regulatory approvals and permits required for operating driverless AVs in multiple markets; (7) risks associated with climate change, including increased regulation of GHG emissions, our transition to EVs and the potential increased impacts of severe weather events; (8) global automobile market sales volume, which can be volatile; (9) inflationary pressures and persistently high prices and uncertain availability of raw materials and commodities used by us and our suppliers, and instability in logistics and related costs; (10) our business in China, which is subject to unique operational, competitive, regulatory and economic risks; (11) the success of our ongoing strategic business relationships and of our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (12) the international scale and footprint of our operations, which exposes us to a variety of unique political, economic, competitive and regulatory risks, including the risk of changes in government leadership and laws (including labor, trade, tax and other laws), political uncertainty or instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, changes in foreign exchange rates and interest rates, economic downturns in the countries in which we operate, differing local product preferences and product requirements, changes to and compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements and union relationships, differing dealer and franchise regulations and relationships, difficulties in obtaining financing in foreign countries, and public health crises, including the occurrence of a contagious disease

GENERAL MOTORS COMPANY AND SUBSIDIARIES

or illness, such as the COVID-19 pandemic; (13) any significant disruption, including any work stoppages, at any of our manufacturing facilities; (14) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (15) pandemics, epidemics, disease outbreaks and other public health crises, including the COVID-19 pandemic; (16) the possibility that competitors may independently develop products and services similar to ours, or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (17) our ability to manage risks related to security breaches and other disruptions to our information technology systems and networked products, including connected vehicles and in-vehicle systems; (18) our ability to comply with increasingly complex, restrictive and punitive regulations relating to our enterprise data practices, including the collection, use, sharing and security of the Personal Identifiable Information of our customers, employees, or suppliers; (19) our ability to comply with extensive laws, regulations and policies applicable to our operations and products, including those relating to fuel economy, emissions and AVs; (20) costs and risks associated with litigation and government investigations; (21) the costs and effect on our reputation of product safety recalls and alleged defects in products and services; (22) any additional tax expense or exposure or failure to fully realize available tax incentives; (23) our continued ability to develop captive financing capability through GM Financial; and (24) any significant increase in our pension funding requirements. A further list and description of these risks, uncertainties and other factors can be found in our 2022 Form 10-K and our subsequent filings with the SEC.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2023 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended September 30, 2023:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share(c)	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
July 1, 2023 through July 31, 2023	4,248,465	$38.45	4,212,017	$1.5 billion
August 1, 2023 through August 31, 2023	2,326,203	$37.83	2,326,203	$1.4 billion
September 1, 2023 through September 30, 2023	—	$—	—	$1.4 billion
Total	6,574,668	$38.23	6,538,220
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

*  *  *  *  *  *  *

Item 5. Other Information

During the three months ended September 30, 2023, the following directors or officers of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K: (1) on August 11, 2023, Christopher Hatto, Vice President, Global Business Solutions and Chief Accounting Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 29,397 shares of GM common stock and the exercise of vested stock options and the associated sale of up to 50,293 shares of GM common stock between November 15, 2023 and April 12, 2024, subject to certain conditions; (2) on August 28, 2023, Craig Glidden, Executive Vice President, Legal, Policy, Cybersecurity, and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 154,294 shares of GM common stock and the exercise of vested stock options and the associated sale of up to 244,147 shares of GM common stock between November 30, 2023 and July 26, 2024, subject to certain conditions; and (3) on August 31, 2023, Gerald Johnson, Executive Vice President, Global Manufacturing and Sustainability, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 42,312 shares of GM common stock and the exercise of vested stock options and the associated sale of up to 171,277 shares of GM common stock between December 1, 2023 and July 26, 2024, subject to certain conditions.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
3.1
Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference
3.2	General Motors Company Amended and Restated Bylaws, as amended April 20, 2023, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed April 21, 2023	Incorporated by Reference
10.1*	Form of Restricted Stock Unit Award Agreement No. 2 under the General Motors Company 2020 Long-Term Incentive Plan	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
_______
* Management contracts or compensatory plans and arrangements.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	October 24, 2023