Form 10-K
period 2023-12-31
General Motors Co
filed 2024-01-30
CIK 1467858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $52.9 billion as of June 30, 2023.
As of January 16, 2024 there were 1,154,433,287 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement related to the Annual Stockholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
PART I

Item 1. Business

General Motors Company (sometimes referred to as we, our, us, ourselves, the Company, General Motors, or GM) was incorporated as a Delaware corporation in 2009. We design, build and sell trucks, crossovers, cars and automobile parts and provide software-enabled services and subscriptions worldwide. Our automotive operations meet the demands of our customers through our automotive segments: GM North America (GMNA) and GM International (GMI) with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily in China, with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet and Wuling brands. Cruise is our global segment responsible for the development and commercialization of autonomous vehicle (AV) technology. We provide automotive financing services through our General Motors Financial Company, Inc. (GM Financial) segment. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 23 to our consolidated financial statements for financial information about our segments. Except for per share amounts or as otherwise specified, amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding. Forward-looking statements in this Business section are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to Item 1A. Risk Factors and the "Forward-Looking Statements" section of Part II, Item 7. MD&A for a discussion of these risks and uncertainties.

Our vision for the future is a world with zero crashes, zero emissions and zero congestion, which guides our growth-focused strategy to invest in electric vehicles (EVs) and AVs, software-enabled services and subscriptions and new business opportunities, while strengthening our market position in profitable internal combustion engine (ICE) vehicles, such as trucks and sport utility vehicles (SUVs).

We have an opportunity to grow our vehicle and financing revenue by continuing to capitalize on the strength of our established vehicle franchises and customer base and scaling our EV production through this decade. We also have the potential of growing our revenue through our software-enabled services and subscriptions, including OnStar, our advanced driver-assistance systems (ADAS), including Super Cruise driver assistance technology, and our end-to-end software platform. Additionally, we are incubating several new businesses that we believe will enable us to attract new customers and generate revenues in new areas, like GM Defense which is helping global defense and government customers transition to a more electric, autonomous and connected future.

Electric Vehicles We plan to have annual EV capacity of one million units in North America as we exit 2025. A key element in our EV strategy is Ultium, our dedicated EV propulsion architecture. This platform is flexible and will be deployed across multiple brands and vehicle sizes, styles and drive configurations, allowing for quick response to customer preferences and a shorter design and development lead time compared to our ICE vehicles. We plan to leverage Ultium to expand our EV portfolio over a wide variety of segments and price points with multiple launches planned in 2024 and additional EV entries planned for 2025 and beyond.

In 2021, we began production at GM’s Factory ZERO Detroit-Hamtramck Assembly Center (Factory ZERO), which was re-tooled into a fully dedicated EV facility to produce a variety of vehicles, including the GMC HUMMER EV Pickup and SUV, the Chevrolet Silverado EV and the upcoming Cadillac ESCALADE IQ. In January 2022, we announced that we will convert Orion Assembly in Orion Township, Michigan to build electric pickups, with the plant slated to begin production in 2025. GM is also investing in our propulsion stamping and components plants to support EV production. GM’s CAMI Assembly – Canada’s first full-scale EV manufacturing facility – is the global production home of BrightDrop's Zevo 600 and Zevo 400. Additionally, we have announced plans to mass-produce battery cells for these and other future EVs through Ultium Cells Holdings LLC (an equally owned joint venture with LG Energy Solution) in Warren, Ohio; Spring Hill, Tennessee; and Lansing, Michigan.

GM’s commitment to an all-electric future is focused not only on delivering a world-class portfolio of EVs, but investing in an ecosystem that will help enable mass EV adoption, including the development of turn-key charging solutions as well as fleet and facility energy management services. To support this goal, we are working to help ensure that our customers will have access to comprehensive energy management and fast, reliable charging solutions at home, at the workplace and in public locations. Currently, GM has integration relationships with 12 EV charging networks and GM EV drivers have access to over 174,000 chargers throughout the U.S. and Canada. Beginning in early 2024, GM’s EV drivers will gain access to 15,000 Tesla Superchargers, and growing, throughout North America. The first GM EVs will be built with the North American Charging

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Standard (NACS) hardware on the vehicles beginning in 2025. In July 2023, GM also announced that it is collaborating with six other major automakers as part of a joint venture that will seek to create a high-powered charging network with a targeted installation of at least 30,000 chargers in urban and highway locations throughout North America.

Software-Enabled Services and Subscriptions Our vehicles are equipped with a suite of software-enabled services, including OnStar services, Super Cruise and others. With more than 25 years of experience, OnStar is a global leader in safety and digital services. OnStar is currently available in 15 markets globally and growing. As GM introduces more software-defined vehicles, OnStar is playing a key role as an enabler of active safety, infotainment, connectivity and driver assistance features. OnStar provides one ecosystem for retail and fleet customers to use, engage and shop through a broader set of digital technology offerings available at and after vehicle purchase. Our end-to-end software platform provides customers with software-defined features, apps and services over-the-air and will empower customers to update their ownership experiences with desirable features, software services, vehicle performance and Super Cruise. Super Cruise enables drivers of properly equipped vehicles to travel hands-free on more than 400,000 miles of compatible roads in the U.S. and Canada. Additional software-enabled features will be available later including security features, climate and comfort options, personal themes and EV ownership experience elements. Select vehicles, including the 2024 Cadillac LYRIQ and Chevrolet Silverado EV, are already employing this software platform as it begins its rollout across most products in the coming years.

Cruise GM Cruise Holdings LLC (Cruise Holdings), our majority-owned subsidiary, is pursuing the development and commercialization of AV technology. In October 2023, a hit-and-run accident involving a pedestrian and a third-party vehicle occurred, which resulted in the pedestrian being thrown into the path of a Cruise AV. During the resulting investigation, regulators perceived that Cruise representatives were not explicit about a secondary movement of the Cruise AV and, as a result, the California Department of Motor Vehicles (DMV) suspended Cruise’s permits to operate AVs in California without a safety driver. Shortly thereafter, Cruise voluntarily paused all of its driverless, supervised and manual AV operations in the U.S. while it examines its processes, systems and tools. This orderly pause is designed to rebuild public trust while Cruise undertakes a comprehensive safety review. Refer to Item 1A. Risk Factors for a further discussion of the risks associated with our AV strategy.

Competitive Position and Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy or range and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors, as well as sales to the U.S. government, and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the year ended December 31, 2023, 29.4% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Years Ended December 31,
	2023		2022		2021
GMNA	3,147	83.5%	2,926	81.8%	2,308	80.7%
GMI	621	16.5%	653	18.2%	551	19.3%
Total	3,768	100.0%	3,579	100.0%	2,859	100.0%

Total vehicle sales data represents: (1) retail sales (i.e., sales to consumers who purchase new vehicles from dealers or distributors); (2) fleet sales (i.e., sales to large and small businesses, governments and daily rental car companies); and (3) certain vehicles used by dealers in their business. Total vehicle sales data for periods presented prior to 2022 reflect courtesy transportation vehicles used by U.S. dealers in their business. Beginning in 2022, we stopped including such dealership courtesy transportation vehicles in total vehicle sales until such time as those vehicles were sold to the end customer. Total vehicle sales data includes all sales by joint ventures on a total vehicle basis, not based on our percentage ownership interest in the joint venture. Certain joint venture agreements in China allow for the contractual right to report vehicle sales of non-GM trademarked vehicles by those joint ventures, which are included in the total vehicle sales we report for China. While total vehicle sales data does not correlate directly to the revenue we recognize during a particular period, we believe it is indicative of the underlying demand for our vehicles. Total vehicle sales data represents management's good faith estimate based on sales reported by our dealers, distributors and joint ventures; commercially available data sources such as registration and insurance data; and internal estimates and forecasts when other data is not available.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Years Ended December 31,
	2023			2022			2021
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	15,981	2,595	16.2%	14,242	2,274	16.0%	15,410	2,218	14.4%
Other	3,592	460	12.8%	3,066	406	13.2%	3,081	355	11.5%
Total North America	19,573	3,055	15.6%	17,307	2,680	15.5%	18,491	2,574	13.9%
Asia/Pacific, Middle East and Africa
China(a)	24,976	2,099	8.4%	23,489	2,303	9.8%	25,843	2,892	11.2%
Other	21,941	576	2.6%	20,253	505	2.5%	19,783	435	2.2%
Total Asia/Pacific, Middle East and Africa	46,917	2,675	5.7%	43,741	2,808	6.4%	45,626	3,326	7.3%
South America
Brazil	2,307	328	14.2%	2,103	291	13.8%	2,119	242	11.4%
Other	1,418	128	9.0%	1,563	160	10.3%	1,490	152	10.2%
Total South America	3,725	456	12.2%	3,666	451	12.3%	3,609	394	10.9%
Total in GM markets	70,215	6,186	8.8%	64,715	5,939	9.2%	67,726	6,294	9.3%
Total Europe	16,384	2	—%	14,234	2	—%	15,108	2	—%
Total Worldwide(b)(c)	86,600	6,188	7.1%	78,949	5,941	7.5%	82,834	6,296	7.6%
United States
Cars	3,054	224	7.3%	2,814	214	7.6%	3,277	138	4.2%
Trucks	4,249	1,303	30.7%	3,974	1,246	31.4%	4,038	1,223	30.3%
Crossovers	8,678	1,068	12.3%	7,454	814	10.9%	8,095	857	10.6%
Total United States	15,981	2,595	16.2%	14,242	2,274	16.0%	15,410	2,218	14.4%
China(a)
SGMS		870			1,037			1,277
SGMW		1,229			1,266			1,615
Total China	24,976	2,099	8.4%	23,489	2,303	9.8%	25,843	2,892	11.2%
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

	Years Ended December 31,
	2023	2022	2021
GMNA	679	564	399
GMI	506	426	311
Total fleet sales	1,185	990	710

Fleet sales as a percentage of total vehicle sales	19.2%	16.7%	11.3%

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

Relationship with Dealers We market vehicles and automotive parts primarily through a network of independent authorized retail dealers. These outlets include distributors, dealers and authorized sales, service and parts outlets. Our customers can obtain a wide range of after-sale vehicle services and products through our dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories and extended service warranties. The number of authorized dealerships and other agents performing similar functions were 4,618 in GMNA and 7,050 in GMI at December 31, 2023.

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

Research, Product Development and Intellectual Property Costs for research, manufacturing engineering, software engineering, product engineering and design and development activities primarily relate to developing new products or services or improving existing products or services, including activities related to vehicle and greenhouse gas (GHG) emissions control, improved fuel economy, EVs, AVs and the safety of drivers and passengers. Research and development expenses were $9.9 billion, $9.8 billion and $7.9 billion in the years ended December 31, 2023, 2022 and 2021.

Product Development The Global Product Development organization is responsible for designing, developing, validating and integrating all global products, services and their components while aiming to maximize part sharing across multiple vehicle segments. Our global vehicle architecture development is headquartered at our Global Technical Center in Warren, Michigan, where our global teams in Design, Program Management & Execution, Hardware, Systems & Integration, Product Safety, Systems & Certification, Software Defined Vehicle Embedded Platforms, Electrification & Battery Systems, Technology Acceleration & Commercialization and Purchasing & Supply Chain collaborate to meet customer requirements and maximize global economies of scale.

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

Software & Services The newly created Software & Services organization, with a presence in Silicon Valley, California and globally, is bringing together all of GM's software capabilities and assets under one team for the first time at GM. The team is developing and implementing an integrated strategy, working closely with the Global Product Development organization and others across the enterprise to deliver an end-to-end integrated software and services strategy that will make the driver experience even more compelling and seamless.

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

Raw Materials, Services and Supplies We purchase a wide variety of raw materials, systems, components, parts, supplies, energy, freight, transportation and other services from numerous suppliers to manufacture our products. The raw materials primarily include steel, aluminum, resins, copper, lead, precious metals and raw materials used in EVs. We do not normally carry substantial inventories of these raw materials in excess of levels reasonably required to meet our production requirements, and while we have not experienced any significant shortages of raw materials, we have recently experienced supply disruptions resulting in temporary production stoppages. Processing of certain EV raw materials required for production of EVs are currently concentrated in China and may be subject to import or export restrictions. In addition, our transition to EVs will require developing a more resilient, scalable and sustainable North America-focused EV supply chain, which includes advancing our strategic sourcing initiatives to secure supply through investments in raw materials suppliers and the execution of strategic, multi-year supply agreements with suppliers throughout the value chain. This includes securing supply through offtake agreements for EV raw materials and derivatives thereof, such as lithium, cathode active material, manganese, synthetic and natural graphite, nickel, cobalt, rare earth elements and permanent motor magnets. These EV-related agreements may require us to hold higher than normal levels of EV raw materials inventory and to make long-term commitments to purchase raw materials. Expected demand for these raw materials currently exceeds the capacity of the existing supply chain and our raw material sourcing strategy aims to secure raw material supply to support our EV transition.

Commodity costs are reflecting greater variability and are expected to remain elevated due to the macro-economic environment and the continuing existence of government policies. Furthermore, an increased demand for EV critical minerals is increasing scrutiny of the sustainability and human rights implications of these supply chains.

In some instances, we purchase systems, components, parts and supplies from a single source, which may increase risk to supply disruptions. The inability or unwillingness of these sources to provide us with parts and supplies could have a material adverse effect on our production. Combined purchases from our two largest suppliers were approximately 11% of our total purchases in each of the years ended December 31, 2023 and 2022, and approximately 12% of our total purchases in the year ended December 31, 2021. Refer to Item 1A. Risk Factors for further discussion of these risks.

Automotive Financing - GM Financial GM Financial is our global captive automotive finance company and our global provider of automobile finance solutions. GM Financial conducts its business in North America, South America and through joint ventures in China.

GM Financial provides retail loan and lease lending across the credit spectrum to support vehicle sales. Additionally, GM Financial offers commercial lending products to dealers including floorplan financing, which is lending to finance new and used vehicle inventory; and dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate. GM Financial provides lending products to commercial vehicle upfitters and advances to certain GM subsidiaries.

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

Human Capital

The foundation of GM’s business is our Purpose: We pioneer the innovations that move and connect people to what matters. It is why we exist. Our Purpose, growth strategy and culture all help us on our path towards achieving our vision of a world with zero crashes, zero emissions and zero congestion. Our people are our most valuable asset, and we must continue to attract and retain the best talent in the world in order to achieve this vision. As a result, we strive to create a Workplace of Choice to attract, retain and develop top talent by adhering to a responsible employer philosophy, which includes, among other things, commitments to create job opportunities, pay workers fairly, ensure safety and well-being and promote diversity, equity and inclusion (DEI). Fundamental to these commitments are our company values.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Our eight GM behaviors are the foundation of our culture; and how we behave encompasses key measures of our performance, including the ways we conduct ourselves as we work with one another.

Diversity, Equity and Inclusion At GM, we are committed to fostering a culture of diversity, equity and inclusion for our workforce, business partners, customers and communities as we aspire to be the most inclusive company in the world. We believe these strengths will allow us to not only lead the industry but to impact communities around the world as we transition to an all-electric future. This unwavering commitment includes taking steps to ensure that all areas of our business are supportive of a world-class inclusive, equitable and diverse organization. Our ability to meet the needs of a diverse and global customer base is tied closely to the behaviors of the people within our Company, which is why we are committed to fostering a culture that celebrates our differences. This commitment is embraced at all levels of the organization, including our diverse Board of Directors, which is currently made up of almost 50% women (6 out of 13 members) and is more than 30% racially or ethnically diverse (4 out of 13 members).

Based on these longstanding values, we have a number of programs and partnerships aimed at enhancing our culture of inclusion throughout the Company. For example, we have 12 voluntary, employee-led resource groups that provide a forum for diverse employees and allies from a variety of different backgrounds to share experiences and contribute to our collective cultural intelligence and growth. Each group also works to attract and retain new talent and offers employees opportunities to support our Company’s diversity initiatives within the community.

GM continues to align DEI efforts with business objectives, including investing in talent pipelines to support current and future workforce needs, bolstering inclusive and accessible solutions across all key stakeholders and fostering meaningful community partnerships to enable GM’s all-electric future. These investments are designed to help increase overall DEI maturity throughout our enterprise, increasing pathways for talent entry and development in the Company and foster partnerships that improve equity inside and outside of GM.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
GM Technical Learning University — a training and upskilling program designed to expand and update the technical prowess of our workforce.

GM recognizes that leadership effectiveness is a critical business need. All new managers in the Company are entered into a three-month immersive learning program and all new executives come together for an upskilling and targeted development program designed around the GM leadership profile.

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

Our award-winning Total Rewards package includes support for physical, emotional and financial wellness. We provide a comprehensive, competitive offering that includes compensation, a 401(k) company contribution and matching program, paid time off for holidays and vacations, a high-quality health care plan, and GM Family First savings on GM vehicles, parts, and services. We are committed to creating spaces where people can show up and thrive as their authentic selves at work as well as at home. GM encourages and supports healthy behaviors, attitudes and actions in our workplaces to improve health outcomes for team members and their families and to contribute to the success of our business.

Employees At December 31, 2023, we employed approximately 87,000 (54%) hourly employees and approximately 76,000 (46%) salaried employees. At December 31, 2023, approximately 46,000 (46%) of our U.S. employees were represented by unions, a majority of which were represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW). The following table summarizes worldwide employment (in thousands):

December 31, 2023
GMNA(a)	123
GMI	31
GM Financial	9
Total Worldwide	163

U.S. - Salaried	53
U.S. - Hourly	46
__________
(a)Includes Cruise.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Information About our Executive Officers As of January 30, 2024, the names and ages of our executive officers and their positions with GM are as follows:

Name (Age)	Present GM Position (Effective Date)	Positions Held During the Past Five Years (Effective Date)
Michael Abbott (51)	Executive Vice President, Software (2023)	Apple, Vice President of Engineering, Cloud Services Division (2018)
Mary T. Barra (62)	Chair and Chief Executive Officer (2016)
Julian Blissett (57)	Executive Vice President and President, GM China (2020)	Senior Vice President, International Operations (2019) Vice President, Executive Shanghai GM (2014)
Craig B. Glidden (66)	Executive Vice President, Legal, Policy, Cybersecurity, and Corporate Secretary (2021)	Executive Vice President and General Counsel (2015)
Rory V. Harvey (56)	Executive Vice President and President, Global Markets (2024)	Executive Vice President and President, North America (2023) Vice President, Global Cadillac (2020) Vice President, Cadillac North America Sales, Service and Marketing (2018)
Christopher T. Hatto (53)	Vice President, Global Business Solutions and Chief Accounting Officer (2020)	Vice President, Controller and Chief Accounting Officer (2018)
Paul A. Jacobson (52)	Executive Vice President and Chief Financial Officer (2020)	Delta Air Lines, Executive Vice President — Chief Financial Officer (2013)
Gerald Johnson (61)	Executive Vice President, Global Manufacturing and Sustainability (2019)	Vice President, North America Manufacturing and Labor Relations (2017)
Mark L. Reuss (60)	President (2019)	Executive Vice President and President, Global Product Development Group and Cadillac (2018)

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

Environmental and Regulatory Matters

Automotive Criteria Emissions Control Our products are subject to laws and regulations globally that require us to control certain non-GHG automotive emissions, including vehicle and engine exhaust emission standards, vehicle evaporative emission standards and onboard diagnostic (OBD) system requirements. Emission requirements have become more stringent as a result of stricter standards and new diagnostic requirements that have come into force in many markets around the world, often with very little harmonization. Regulatory authorities may conduct ongoing evaluations of products from all manufacturers. Refer to Item 1A. Risk Factors for additional information.

The U.S. federal government, through the Environmental Protection Agency (EPA), imposes stringent exhaust and evaporative emission control requirements on vehicles sold in the U.S. The California Air Resources Board (CARB) likewise imposes stringent exhaust and evaporative emission standards. The Clean Air Act permits states that have areas with air quality compliance issues to adopt California emission standards in lieu of federal requirements. Various other states have adopted California emission standards, and there is a possibility that additional U.S. jurisdictions could adopt California emission standards in the future. The EPA has issued a proposal for its Tier 4 Multipollutant Rule that will begin with the 2027 model year. The historically stringent proposal calls for ever-increasing volumes of zero emission vehicles (ZEVs) in order to maintain compliance.

For each model year, we must obtain certification that our vehicles and engines will meet emission requirements of the EPA before we can sell vehicles in the U.S. and Canada, and of CARB before we can sell vehicles in California and the states that have adopted California emission standards.

The Canadian federal government's current vehicle pollutant emission requirements are generally aligned with U.S. federal requirements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
In 2019, certain areas within China began implementation of the China 6 emission standard (China 6) requirements. China 6 combines elements of both European Union (EU) and U.S. standards and increases the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance. Nationwide implementation of China 6a for new registrations occurred in January 2021, and the more stringent China 6b was implemented in July 2023. In 2022, China began studies regarding the next generation of vehicle emission standards (China 7), which will likely be influenced by the European (Euro 7) standards.

Brazil has approved a set of national emission standards referred to as L7, implemented in 2022, and L8, to be implemented from 2025 onward. L7 standards cover vehicle exhaust emissions, durability for emissions, evaporative emissions and noise limits, and include additional OBD requirements and a phase-in for onboard refueling vapor recovery systems. L8 standards include corporate average vehicle emissions targets, which increase in stringency every two years until 2031. Some of the requirements are aligned with those of the EPA.

As a result of the sale of the Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business), GM’s vehicle presence in Europe is smaller, but GM may still be affected by actions taken by regulators related both to Opel/Vauxhall vehicles sold before the sale of the Opel/Vauxhall Business as well as to other vehicles GM continues to sell in Europe. In Europe, increased scrutiny of emission standards compliance may result in changes to these standards, as well as stricter interpretations or redefinition of these standards and more rigorous enforcement. Beyond this, as a part of the EU's desire to accelerate the shift to sustainable mobility, the EU is looking to develop stricter emission standards (Euro 7) for all vehicles (including cars, vans, lorries and buses), as it moves to end the sale of ICE vehicles past 2035, and place requirements on batteries to be used in EVs. For additional information, refer to Note 16 to our consolidated financial statements.

Automotive Fuel Economy and GHG Emissions In the U.S., the National Highway Traffic Safety Administration (NHTSA) promulgates and enforces Corporate Average Fuel Economy (CAFE) standards for three separate fleets: domestic cars, import cars and light-duty trucks. Manufacturers may use one or a combination of the following to resolve fleet deficits: credits from the five prior model years, expected credits for the next three model years, credits obtained from other manufacturers or payment of civil penalties. Manufacturers that do not resolve deficits for a model year may be subject to substantial civil penalties. In addition to federal CAFE standards, the EPA promulgates and enforces GHG emission standards. NHTSA and the EPA have separately finalized standards with differing stringency levels and affected model years, with the CAFE standards addressing the 2024–2026 model years and the GHG standards addressing the 2023–2026 model years and both standards have been challenged through litigation. NHTSA has also proposed CAFE standards for the 2027–2031 model years and the EPA has proposed standards for the 2027–2032 model years that are not yet final. NHTSA and the EPA have also proposed on-going fuel efficiency and GHG emissions requirements for medium- and heavy-duty vehicles. These requirements also increase in stringency over time.

In addition, CARB has asserted the right to promulgate and enforce its own state GHG standards for motor vehicles, and other states have asserted the right to adopt CARB's standards. CARB regulations previously stated that compliance with the light-duty EPA GHG program is deemed compliance with CARB standards. However, in December 2018, CARB amended this regulation to state that, in the event the EPA were to alter federal GHG stringency, which it now has, compliance with the EPA's GHG emission standards will no longer be deemed compliance with CARB's separate requirements. While NHTSA and the EPA previously took actions to preempt California’s GHG standards, NHTSA repealed its assertion of preemption and the EPA rescinded its withdrawal of California’s preemption waiver, enabling CARB to enforce GHG standards from the Advanced Clean Cars (ACC) program for the 2021–2025 model years. As a result, GM is required to meet state GHG standards in California and the states that have adopted California’s GHG standards. The EPA’s rescission of its withdrawal of California’s waiver has been challenged through litigation. CARB has not proposed separate GHG standards for the 2026 or later model years, but may do so in the future.

CARB has also imposed a requirement that increases percentages of ZEVs that must be sold in California. While NHTSA and the EPA previously took actions to preempt California’s ZEV standards, NHTSA repealed its assertion of preemption and the EPA rescinded its withdrawal of California’s waiver, enabling CARB and the other adopting states to enforce ZEV standards from the ACC program. The EPA’s rescission of its withdrawal of California’s waiver has been challenged through litigation. Further, in August 2022, CARB finalized its Advanced Clean Cars II (ACC II) program, including ZEV standards requiring increasing percentages of ZEVs for the 2026–2035 model years, ending with a 100% sales target in the 2035 model year. CARB must obtain a waiver from the EPA to implement its ACC II program. Additional U.S. jurisdictions could adopt CARB’s ACC and ACC II requirements in the future.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
In Canada, federal light- and heavy-duty GHG regulations are currently patterned after the U.S. EPA GHG emission standards given the integrated nature of the auto sector between Canada and the U.S. The Canadian light-duty GHG standards continue to largely align with the U.S. EPA GHG standards for the 2023–2026 model years. Additionally, in 2022, the Canadian federal government issued the 2030 Emissions Reduction Plan requiring the implementation of increasingly stringent ZEV supply regulations for the 2026–2035 model years starting with 20% ZEVs in the 2026 model year and ending with 100% in the 2035 model year. The Canadian federal government recently published the ZEV Availability Standard outlining the regulatory requirements for ZEV supply in Canada, with non-compliance resulting in enforcement action up to and including criminal charges. Additionally, both Quebec and British Columbia have ZEV sales requirements in place where non-compliance results in monetary penalties. Quebec’s ZEV requirements regulating the 2018–2025 model years are largely based on California program requirements. Quebec recently passed new light-duty ZEV regulations for the 2025–2035 model years that are more stringent than the California program requirements. The province of British Columbia’s light-duty ZEV regulations were completed in July 2020 and cover the 2020–2039 model years. British Columbia has proposed revised and very aggressive regulatory ZEV sales targets for the 2026–2035 model years, including a stringent 90% ZEV by the 2030 model year leading up to a 100% in the 2035 model year, making it the most stringent ZEV regulation of any jurisdiction in North America.

China has two fuel consumption requirements for passenger vehicles enforced by the Ministry of Industry and Information Technology (MIIT): an individual vehicle pass-fail type approval requirement and a corporate average fuel consumption (CAFC) requirement. Specific to the CAFC requirement, China introduced Phase 5 in 2021 with full compliance required by 2025. In addition, China has established a mandate that requires passenger car manufacturers to produce a certain volume of plug-in hybrid, battery electric and fuel cell vehicles, which are referred to as New Energy Vehicles (NEVs), from 2019 and beyond. The number of NEV credits per car is based on the electric range, energy efficiency and battery energy density with the goal of increasing NEV volume penetrations and improving technological sophistication over time. Uncommitted NEV credits may be used to assist compliance with the corporate average fuel consumption requirement. China previously issued NEV credit targets between 2019 and 2023 and has set new NEV credit targets aimed at further increasing NEV volumes for 2024 and 2025. In 2022, China began to study the CAFC requirement and NEV credit mandates for 2026–2030 (referred to as Phase 6). These standards are anticipated to be more stringent, aligned with the trend observed in other key global markets.

In Brazil, the Secretary of Industry and Development promulgates and enforces CAFE standards and has enforced a new CAFE program for the period October 2020–September 2026 for light-duty and mid-size trucks and SUVs, including diesel vehicles. The next phases of the program are yet to be finalized and are expected to gradually become more stringent.

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

GM remains committed to an all-electric future. The Company has approved science-based targets for scope 1, 2 and 3 (Category 11) emissions and has announced plans to become carbon neutral in its global products and operations by 2040. In addition, the Company plans to eliminate tailpipe emissions from new light-duty vehicles in the U.S. by 2035. These targets align with our growth and transformation plan, including our commitment to an all-electric future.

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

We have surpassed our goal of diverting more than 90% of our operational waste from landfills, incinerators and energy recovery facilities by 2025, compared to our 2018 baseline, and are now building upon our strategies and ambitions. We also continue our efforts to increase our use of renewable energy, improve our energy efficiency and work to drive growth and scale of renewables. We have finalized the energy sourcing agreements required to secure 100% of the energy needed to power all

GENERAL MOTORS COMPANY AND SUBSIDIARIES
our U.S. facilities with renewable energy by the end of 2025. This is in line with the accelerated target announced in September 2021 and 25 years ahead of the initial target of 2050, set in 2016. We are on target to meet the remaining needs of our global operations with 100% renewable energy by 2035.

Chemical Regulations We continually monitor the implementation of chemical regulations to maintain compliance and evaluate their effect on our business, suppliers and the automotive industry.

Globally, governments continue to introduce new legislation and regulations related to the selection and use of chemicals by mandating broad prohibitions or restrictions and implementing vehicle interior air quality, green chemistry, life cycle analysis and product stewardship initiatives. These initiatives give broad regulatory authority to ban or restrict the use of certain chemical substances and potentially affect automobile manufacturers' responsibilities for vehicle components at the end of a vehicle's life, as well as chemical selection for product development and manufacturing. Global treaties and initiatives such as the Basel, Rotterdam and Stockholm Conventions on Chemicals and Waste, the Minamata Convention on Mercury and EU Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), are driving chemical regulations across signatory countries. Increases in the use of circuit boards and other electronics may require additional assessment under the Restriction of Hazardous Substances and Waste from Electrical and Electronic Equipment directives. New European requirements require suppliers of parts and vehicles to the European market to disclose substances of concern in parts.

Chemical regulations are increasing in North America. In the U.S., the EPA is moving forward with risk analysis and management of high priority chemicals under the authority of the 2016 Lautenberg Chemical Safety for the 21st Century Act. The EPA has also issued a per- and polyfluoroalkyl substances (PFAS) reporting rule that requires PFAS use reporting by manufacturers between 2011 and 2022. In addition, several U.S. states have chemical management regulations that can affect vehicle design and manufacturing such as chemical restriction and use requirements. For example, Maine and Minnesota will require the reporting of PFAS in 2025 and 2026 and the elimination of PFAS in 2030 and 2032, except for unavoidable uses. Chemical restrictions and export controls in Canada continue to steadily progress under the Environment and Climate Change Canada's Chemical Management Plan to assess existing substances and implement risk management controls on any chemical deemed toxic.

These emerging laws and regulations will potentially lead to increases in costs and supply chain complexity. Manufacturers, including joint venture partners and suppliers, that do not comply with global and specific country regulations could be subject to civil penalties, production disruptions or limitations on the sale of affected products. We believe we are materially in compliance with substantially all these requirements or expect to be materially in compliance by the required dates.

Vehicle Safety

U.S. Requirements The National Traffic and Motor Vehicle Safety Act of 1966 (the Safety Act) regulates the vehicles and items of motor vehicle equipment that we manufacture and sell. The Safety Act prohibits the sale in the U.S. of any new vehicle or equipment that does not conform to applicable federal motor vehicle safety standards established by NHTSA. Meeting or exceeding the many safety standards is costly as global compliance and non-governmental assessment requirements continue to evolve and grow more complex, and lack harmonization globally. The Safety Act further requires that if we or NHTSA determine a vehicle or an item of vehicle equipment does not comply with a safety standard, or that vehicle or equipment contains a defect that poses an unreasonable safety risk, we must conduct a safety recall to remedy that condition in the affected vehicles. Should we or NHTSA determine a safety defect or noncompliance issue exists with respect to any of our vehicles, the cost of such recall campaigns could be substantial.

Other National Requirements Outside of the U.S., many countries have established vehicle safety standards and regulations and are likely to adopt additional, more stringent requirements in the future. The European General Safety Regulation has introduced United Nations Economic Commission for Europe (UNECE) regulations, which are required for the European Type Approval process. Globally, governments generally have been adopting UNECE based regulations with some variations to address local concerns. Any difference between North American and UNECE based regulations can add complexity and costs to vehicle development, and we continue to support efforts to harmonize regulations to reduce complexity. Safety and recall requirements in various countries around the world, including in China, Brazil and Gulf Cooperation Council countries, also may add substantial costs and complexity to our safety and field action activities globally. In Canada, vehicle regulatory requirements are generally aligned with U.S. regulations; however, under the Canadian Motor Vehicle Safety Act, recall thresholds are different and the Minister of Transport has broad powers to order manufacturers to submit a notice of defect or non-compliance when the Minister considers it to be in the interest of safety. Global regulations continue to increase in scope

GENERAL MOTORS COMPANY AND SUBSIDIARIES
with new technologies, some of which can be market-specific, that can add complexity and increase our cost of compliance globally.

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

Website Access to Our Reports Our internet website address is https://www.gm.com. In addition to the information about us and our subsidiaries contained in this 2023 Form 10-K, information about us can be found on our website including information on our corporate governance principles and practices. Our Investor Relations website at https://investor.gm.com contains a significant amount of information about us, including financial and other information for investors. We encourage investors to visit our website, as we frequently update and post new information about our company on our website and it is possible that this information could be deemed to be material information. Our website and information included in or linked to our website are not part of this 2023 Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at https://www.sec.gov.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We have listed below the most material risk factors applicable to us. These risk factors are not necessarily in the order of importance or probability of occurrence:

Risks related to our competition and strategy

If we do not deliver new products, services, technologies and customer experiences in response to increased competition and changing consumer needs and preferences, our business could suffer. We believe that the automotive industry will continue to experience significant change in the coming years, particularly as traditional automotive original equipment manufacturers (OEMs) continue to shift resources to the development of EVs. In addition to our traditional competitors, we must also be responsive to the entrance of start-ups and other non-traditional competitors in the automotive industry, such as software and ridesharing services supported by large technology companies. These new competitors, as well as established industry participants, are disrupting the historic business model of our industry through the introduction of new technologies, products, services, direct-to-consumer sales channels, methods of transportation and vehicle ownership. To successfully execute our long-term strategy, we must continue to develop and commercialize new products and services, including products and services that are outside of our historically core ICE business, such as EVs and AVs, software-enabled connected services and other new businesses.

There can be no assurance that advances in technology will occur in a timely or feasible way, if at all, that others will not acquire similar or superior technologies sooner than we do, or that we will acquire technologies on an exclusive basis or at a significant price advantage. The process of designing and developing new technology, products and services is costly and uncertain and requires extensive capital investment. If our access to capital were to become significantly constrained, if costs of capital increased significantly, or if our ability to raise capital is challenged relative to our peers, our ability to execute on our strategic plans could be adversely affected. Further, if we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, or fail to deploy updates to our software properly, or if we do not adequately prepare for and respond to new kinds of technological innovations, market developments and changing customer needs and preferences, our sales, profitability and long-term competitiveness may be materially harmed.

Our ability to attract and retain talented, diverse and highly skilled employees is critical to our success and competitiveness. Our success depends on our ability to recruit and retain talented and diverse employees who are highly skilled

GENERAL MOTORS COMPANY AND SUBSIDIARIES
in their areas. In particular, our vehicles and connected services increasingly rely on software and hardware that is highly technical and complex and our success in this area is dependent upon our ability to retain and recruit the best talent. The market for highly skilled workers and leaders in our industry is extremely competitive. In addition to compensation considerations, current and potential employees are increasingly placing a premium on culture and other various intangibles, such as working for companies with a clear purpose and strong brand reputation, flexible work arrangements, and other considerations, such as embracing sustainability and diversity, equity and inclusion initiatives. Failure to attract, hire, develop, motivate and retain highly qualified and diverse employees could disrupt our operations and adversely affect our strategic plans.

Our ability to maintain profitability is dependent upon our ability to timely fund and introduce new and improved vehicle models, including EVs, that are able to attract a sufficient number of consumers. We operate in a very competitive industry with market participants routinely introducing new and improved vehicle models and features, at decreasing price points, designed to meet rapidly evolving consumer expectations. Producing new and improved vehicle models, including EVs, that preserve our reputation for designing, building and selling safe, high-quality cars, crossovers, trucks and SUVs is critical to our long-term profitability. Successful launches of our new vehicles are critical to our short-term profitability. The new vehicle development process can take two years or more, and a number of factors may lengthen that time period. Because of this product development cycle and the various elements that may contribute to consumers’ acceptance of new vehicle designs, including competitors’ product introductions, technological innovations, fuel prices, general economic conditions, regulatory developments, including tax credits or other government policies in various countries, transportation infrastructure and changes in quality, safety, reliability and styling demands and preferences, an initial product concept or design may not result in a saleable vehicle or a vehicle that generates sales in sufficient quantities and at high enough prices to be profitable. Our high proportion of fixed costs, both due to our significant investment in property, plant and equipment as well as other requirements of our collective bargaining agreements, which limit our flexibility to adjust personnel costs to changes in demands for our products, may further exacerbate the risks associated with incorrectly assessing demand for our vehicles.

Our long-term strategy is dependent upon our ability to profitably deliver a strategic portfolio of EVs. The production and profitable sale of EVs has become increasingly important to our long-term business as we continue our transition to an all-electric future. Our EV strategy is dependent on our ability to deliver a strategic portfolio of high-quality EVs that are competitive and meet consumer demands; scale our EV manufacturing capabilities; reduce the costs associated with the manufacture of EVs, particularly with respect to battery cells and packs; increase vehicle range and the energy density of our batteries; efficiently source sufficient materials for the manufacture of battery cells; license and monetize our proprietary platforms and related innovations; successfully invest in new technologies relative to our peers; develop new software and services; and leverage our scale, manufacturing capabilities and synergies with existing ICE vehicles. Our progress towards these objectives has impacted, and may continue to impact, the need to record losses on our EV-related inventory, including battery cells.

In addition, the success of our long-term strategy is dependent on consumer adoption of EVs. Consumer adoption of EVs could be impacted by numerous factors, including the breadth of the portfolio of EVs available; perceptions about EV features, quality, safety, performance and cost relative to ICE vehicles; the range over which EVs may be driven on a given battery charge; the proliferation and speed of charging infrastructure, in particular with respect to public EV charging stations, and the success of the Company's charging infrastructure programs and strategic joint ventures and other relationships; cost and availability of high fuel-economy ICE vehicles; volatility, or a sustained decrease, in the cost of petroleum-based fuel; failure by governments and other third parties to make the investments necessary to make infrastructure improvements, such as greater availability of cleaner energy grids and EV charging stations, and to provide meaningful and fully utilizable economic incentives promoting the adoption of EVs, including production and consumer credits contemplated by the Inflation Reduction Act (IRA); and negative feedback from stakeholders impacting investor and consumer confidence in our company or industry. If we are unable to successfully deliver on our EV strategy, it could materially and adversely affect our results of operations, financial condition and growth prospects, and could negatively impact our brand and reputation.

Our near-term profitability is dependent upon the success of our current line of ICE vehicles, particularly our full-size ICE SUVs and full-size ICE pickup trucks. While we offer a broad portfolio of cars, crossovers, SUVs and trucks, and we have announced significant plans to design, build and sell a strategic portfolio of EVs, we currently recognize the highest profit margins on our full-size ICE SUVs and full-size ICE pickup trucks. As a result, our near-term success is dependent upon our ability to sell higher margin vehicles in sufficient volumes. We are also using the cash generated by our ICE vehicles to fund our growth strategy, including with respect to EVs and AVs. Any near-term shift in consumer preferences toward smaller, more fuel-efficient vehicles, whether as a result of increases in the price of oil or any sustained shortage of oil, including as a result of global political instability (such as related to the ongoing conflicts in Ukraine and Gaza), concerns about fuel consumption or GHG emissions, or other reasons, could weaken the demand for our higher margin vehicles. More stringent fuel economy

GENERAL MOTORS COMPANY AND SUBSIDIARIES
regulations could also impact our ability to sell these vehicles or could result in additional costs associated with these vehicles, which could be material. See “Our operations and products are subject to extensive laws, regulations and policies, including those related to vehicle emissions and fuel economy standards, which can significantly increase our costs and affect how we do business.”

We operate in a highly competitive industry that has historically had excess manufacturing capacity, and attempts by our competitors to sell more vehicles could have a significant negative effect on our vehicle pricing, market share and operating results. The global automotive industry is highly competitive in terms of the quality, innovation, new technologies, pricing, fuel economy, reliability, safety, customer service and financial services offered. Additionally, despite the fact that OEMs have experienced supply constraints in recent years due to the COVID-19 pandemic and certain supply chain and logistics challenges, overall manufacturing capacity in the automotive industry has historically far exceeded demand, and we expect conditions to normalize in the near term. In addition, we have made, and plan to continue to make, significant investments in EV manufacturing capacity based on our expectations for EV demand, which is subject to various risks and uncertainties as described above. Many manufacturers, including GM, have relatively high fixed labor costs as well as limitations on their ability to efficiently close facilities and reduce fixed costs, including as a result of collective bargaining agreements. In light of any excess capacity and high fixed costs, many industry participants have attempted to sell more vehicles by providing subsidized financing or leasing programs, offering marketing incentives or reducing vehicle prices. As a result, we have had, and may in the future need, to offer similar incentives, which may result in vehicle prices that do not offset our costs, including any cost increases or the impact of adverse currency fluctuations, which could affect our profitability. Our competitors may also seek to benefit from economies of scale by consolidating or entering into other strategic agreements such as alliances or joint ventures intended to enhance their competitiveness.

Manufacturers in countries that have lower production costs, such as China and India, have become competitors in key emerging markets and have begun offering their products in established markets, as well as a low-cost alternative to established entry-level automobiles. In addition, foreign governments may decide to implement tax and other policies that favor their domestic manufacturers at the expense of international manufacturers, including GM and its joint venture partners. These actions have had, and are expected to continue to have, a significant negative effect on our vehicle pricing, market share and operating results in these markets.

Our AV strategy is dependent upon our ability to successfully mitigate unique technological, operational and regulatory risks, including the various regulatory approvals and permits required for operating driverless AVs in multiple markets. Cruise Holdings, our majority-owned subsidiary, is pursuing the development and commercialization of AV technology. Our AV operations are capital intensive and subject to a variety of risks inherent with the development of new technologies, including our ability to continue to develop self-driving software and hardware, such as Light Detection and Ranging (LiDAR) sensors and other components; access to sufficient capital; risks related to the manufacture of purpose-built AVs; and significant competition from both established automotive companies and technology companies, some of which may have more resources and capital to devote to AV technologies than we do. In addition, we face risks related to the commercial deployment of AVs on our targeted timeline or at all, including consumer acceptance, reputation of our brand, achievement of adequate safety and other performance standards and compliance with uncertain, evolving and potentially conflicting federal, state, provincial or local regulations. Advanced technologies such as AVs present novel issues with which domestic and foreign regulators have only limited experience, and will be subject to evolving regulatory frameworks. Any current or future regulations in these areas, and our relationships with regulators, could impede the successful commercialization of these technologies and impact whether and how these technologies are designed and integrated into our products, and may ultimately subject us to increased costs and uncertainty. In order for Cruise to successfully execute its business plan and achieve its revenue targets, legislation and regulations must evolve to permit widespread commercial AV deployment. To the extent accidents, cybersecurity breaches or other adverse events associated with our autonomous driving systems occur, we could be subject to liability, reputational harm, government scrutiny and further regulation, and it could deter consumer adoption of AV technology. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.

In October 2023, a hit-and-run accident involving a pedestrian and a third-party vehicle occurred, which resulted in the pedestrian being thrown into the path of a Cruise AV. During the resulting investigation, regulators perceived that Cruise representatives were not explicit about a secondary movement of the Cruise AV and, as a result, the California DMV suspended Cruise's permits to operate AVs in California without a safety driver. Shortly thereafter, Cruise voluntarily paused all of its driverless, supervised and manual AV operations in the U.S. while it examines its processes, systems and tools. This orderly pause is designed to rebuild public trust while Cruise undertakes a comprehensive safety review. In addition, certain federal and state agencies, including the California DMV, the California Public Utilities Commission, NHTSA, the U.S. Department of

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Justice and the SEC, have opened investigations or made inquiries in connection with the incident. We and Cruise are investigating these matters internally and intend to cooperate with all government regulators and agencies in connection with these matters. At this time, we are not able to predict when Cruise will resume driverless testing or commercial AV operations.

We are subject to risks associated with climate change, including increased regulation of GHG emissions, changing consumer preferences and other risks related to our transition to EVs and the potential increased impacts of severe weather events on our operations and infrastructure. Increasing attention to climate change, rising societal expectations on companies to address climate change, requirements for increased disclosure and changes in consumer and investor preferences may result in increased costs, reduced demand for our products, reduced profits, risks associated with new regulatory requirements, risks to our reputation and the potential for increased litigation and governmental investigations. Regulations at the federal, state or local level or in international jurisdictions could require us to further limit emissions associated with customer use of products we sell, change our manufacturing processes or product portfolio or undertake other activities that may require us to incur additional expense, which may be material. These requirements may increase the cost of, and/or diminish demand for, our ICE vehicles. See “Our operations and products are subject to extensive laws, regulations and policies, including those related to vehicle emissions and fuel economy standards, which can significantly increase our costs and affect how we do business.” In addition, at the state and federal level in the U.S. and abroad there are an increasing number of sustainability-related rules and regulations that have been adopted or proposed. Such regulations may subject us to new disclosure requirements, new supply chain requirements, new trade restrictions and increased risk of litigation or regulatory action, which could result in increased costs (in our operations and supply chain) and risks to our reputation or consumer demand for our products if we do not meet increasingly demanding stakeholder expectations and standards. Furthermore, our practices may be judged against sustainability standards that are continually evolving and not always clear. Prevailing sustainability standards, expectations and regulations may also reflect contrasting or conflicting values or agendas.

Part of our strategy to address these risks includes our transition to EVs, which presents additional risks, including reduced demand for, and therefore profits from, our ICE vehicles, which we are using to fund our growth strategy and transition to EVs; higher costs or reduced availability of materials related to EV technologies, whether as a result of increased competition or more stringent regulatory requirements, impacting profitability, particularly with respect to batteries and battery raw material; risks related to the success of our EV strategy, particularly with respect to advancement of battery cell technology, charging infrastructure and competition; and uncertainty over how EVs will be treated under upcoming CAFE regulations. See “Our long-term strategy is dependent upon our ability to profitably deliver a strategic portfolio of EVs” and “Our near-term profitability is dependent upon the success of our current line of full-size ICE SUVs and full-size ICE pickup trucks.”

Finally, increased intensity, frequency or duration of storms, droughts, wildfires or other severe weather events as a result of climate change may disrupt our production and the production, logistics, cost and procurement of products from our suppliers and timely delivery of vehicles to customers, and could negatively impact working conditions at our plants and those of our suppliers. Such weather events may also adversely impact the financial condition of our customers, and thereby reduce demand for our products and services. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

Risks related to our operations

Our business is highly dependent upon global automobile market sales volume, which can be volatile. Because we have a high proportion of relatively fixed structural costs, small changes in sales volume can have a disproportionately large effect on our profitability. A number of economic and market conditions drive changes in new vehicle sales, including disruptions in the new vehicle supply chain, the availability and prices of used vehicles, levels of unemployment and inflation, availability of affordable financing, elevated interest rates, fluctuations in the cost of fuel, consumer confidence and demand for vehicles, political unrest or uncertainty, the occurrence of a public health crisis, barriers to trade and other global economic conditions. For a discussion of economic and market trends, see the "Overview" section in Part II, Item 7. MD&A. If our operating environment deteriorates for these or other reasons, including a moderate to severe recession in any of the markets in which we operate, it could lead to a significant decrease in new vehicle sales, which could materially and adversely affect our results of operations and financial condition.

Inflationary pressures and persistently high prices and uncertain availability of commodities, raw materials or other inputs used by us and our suppliers, or instability in logistics and related costs, could negatively impact our profitability. Increases in prices, including as a result of inflation and rising interest rates, for commodities, raw materials, energy or other inputs that we and our suppliers use in manufacturing products, systems, components and parts, such as steel, precious metals, non-ferrous metals, critical minerals or other similar raw materials, or increases in logistics and related costs, have led and may

GENERAL MOTORS COMPANY AND SUBSIDIARIES
continue to lead to higher production costs for parts, components and vehicles. In addition, elevated cost, or reduced availability, of critical materials for our EV propulsion systems, including lithium, nickel, cobalt and certain rare earth metals, could lead to higher production costs for our EVs and could impede our ability to successfully deliver on our EV strategy. Further, increasing global demand for, and uncertain supply of, such materials could disrupt our or our suppliers’ ability to obtain such materials in a timely manner and/or could lead to increased costs. Geopolitical risk, fluctuations in supply and demand, fluctuations in interest rates, any weakening of the U.S. dollar and other economic and political factors have created and may continue to create pricing pressure for commodities, raw materials, energy and other inputs. These inflationary pressures could, in turn, negatively impact our profitability because we may not be able to pass all of those costs on to our customers or require our suppliers to absorb such costs.

Our business in China subjects us to unique operational, competitive and regulatory risks. Our business in China is subject to aggressive competition from many of the largest global manufacturers and numerous domestic manufacturers, which have experienced significant growth in customer acceptance, as well as non-traditional market participants, such as domestic technology companies. In addition, our success in China depends upon our ability to adequately address unique market and consumer preferences driven by advancements related to EVs, infotainment, software-enabled connected services and other new technologies while achieving industry-leading affordability. Our ability to fully deploy our technologies in China may be impacted by evolving laws and regulations in the U.S. and China and the unique regulatory landscape in China. Increased competition, continued U.S.-China trade tensions, weakening economic conditions in China or China's level of integration with key components in our global supply chain, among other factors, may result in cost increases, price reductions, reduced sales, profitability and margins, and challenges to gaining or holding market share.

Certain risks and uncertainties of doing business in China are solely within the control of the Chinese government, and Chinese law regulates the scope of our investments and business conducted within China. The Chinese government may adopt new regulations that may impact entities operating in China or the ability of non-Chinese entities to obtain critical materials from China, potentially with little advance notice. In order to maintain access to the Chinese market, we may be required to comply with significant technical and other regulatory requirements, including under such regulatory actions, that are unique to the Chinese market, at times with short notice. These actions may increase the cost of doing business in China or limit how we may do business in China, which could materially and adversely affect the profitability and financial condition of our China business.

We benefit from many ongoing strategic business relationships, particularly with respect to facilitating access to raw materials necessary for the production of EVs, and a significant amount of our operations are conducted by joint ventures, which we cannot operate solely for our benefit. We are engaged in many strategic business relationships, and we expect that such arrangements will continue to be an important factor in the growth and success of our business, particularly in light of industry consolidation. However, there are no assurances that we will be able to identify or secure suitable business relationships in the future or that our competitors will not capitalize on such opportunities before we do, or that any strategic business relationships that we enter into will be successful. If we are unable to successfully source and execute on strategic business relationships in the future, our overall growth could be impaired, and our business, prospects and results of operations could be materially adversely affected. In particular, to secure critical materials for the production of EVs, we have entered, and plan to continue to enter, into offtake agreements with raw material suppliers and make investments in certain raw material suppliers. The terms of these offtake agreements may obligate us to purchase defined quantities of output over a specified period of time, subject to certain conditions. If we are unable to utilize or otherwise monetize the raw materials we are obligated to purchase under these offtake agreements, whether as a result of lower than expected EV production volumes, changes in battery technology that reduce the need for certain raw materials or other reasons, it could materially adversely affect our cash flows and increase our inventory. Further, our investments in raw materials suppliers could expose us to distinct risks not traditionally associated with the automotive sector, and if the raw materials suppliers in which we have invested are unsuccessful, our investments could lose their value.

In addition, many of our operations, primarily in China and Korea as well as certain of our battery manufacturing and raw material sourcing operations in the U.S. and Canada, are carried out by joint ventures. In joint ventures, we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities, business incentives or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions that must further take into consideration our partners' interests. In joint ventures, we are required to foster our relationships with our co-owners as well as promote the overall success of the joint venture, and if a co-owner changes, relationships deteriorate or strategic objectives diverge, our success in the joint venture may be materially adversely affected. Further, because most of the benefits

GENERAL MOTORS COMPANY AND SUBSIDIARIES
from a successful joint venture are shared among the co-owners, we do not receive all the benefits from our successful joint ventures.

In addition, because we share ownership and management with one or more parties, we may have limited control over the actions of a joint venture, particularly when we own a minority interest. As a result, we may be unable to prevent violations of applicable laws or other misconduct by a joint venture or the failure to satisfy contractual obligations by one or more parties. Moreover, a joint venture may not be subject to the same financial reporting, corporate governance, or compliance approaches that we follow. To the extent another party makes decisions that negatively impact the joint venture or internal control issues arise within the joint venture, we may have to take responsive actions, or we may be subject to penalties, fines or other punitive actions or suffer reputational harm for these activities.

The international scale and footprint of our operations expose us to additional risks. We manufacture, sell and service products globally and rely upon an integrated global supply chain to deliver the raw materials, components, systems and parts that we need to manufacture our products. Our global operations subject us to extensive domestic and foreign legal and regulatory requirements, and a variety of other political, economic and regulatory risks, which may have a material adverse effect on our financial condition or results of operations, including: (1) changes in government leadership; (2) changes in trade compliance, labor, employment, tax, privacy, environmental and other laws, regulations or government policies impacting our overall business model or practices or restricting our ability to manufacture, purchase or sell products consistent with market demand and our business objectives; (3) political pressures to change any aspect of our business model or practices or that impair our ability to source raw materials, services, components, systems and parts, or manufacture products on competitive terms in a manner consistent with our business objectives (including with respect to full utilization of the incentives contemplated by the IRA); (4) political uncertainty, instability, civil unrest, government controls over certain sectors or human rights concerns; (5) political and economic tensions between governments and changes in international economic policies, including restrictions on the repatriation of dividends or in the export of technology, especially between China and the U.S.; (6) changes to customs requirements or procedures (e.g., inspections) or new or higher tariffs, for example, on products imported into or exported from the U.S., including under U.S. or other trade laws or measures, or other key markets; (7) new or evolving non-tariff barriers or domestic preference procurement requirements, or enforcement of, changes to, withdrawals from or impediments to implementing free trade agreements, or preferences of foreign nationals for domestically manufactured products; (8) changes in foreign currency exchange rates, particularly in Argentina, and interest rates; (9) economic downturns or significant changes in macroeconomic conditions in the countries in which we operate; (10) differing local product preferences and product requirements, including government certification requirements related to, among other things, fuel economy, vehicle emissions, EVs and AVs, connected services and safety; (11) impact of changes to and compliance with U.S. and foreign countries’ export controls, economic sanctions and other similar measures; (12) impacts on our operations or liabilities resulting from U.S. and foreign laws and regulations, including, but not limited to, those related to the Foreign Corrupt Practices Act and certain other anti-corruption laws; (13) differing labor regulations, agreements, requirements and union relationships; (14) differing dealer and franchise regulations and relationships; (15) difficulties in obtaining financing in foreign countries for local operations; and (16) natural disasters, public health crises, and other catastrophic events.

Any significant disruption at one of our manufacturing facilities could disrupt our production schedule. We assemble vehicles at various facilities around the world. Our facilities are typically designed to produce particular models for particular geographic markets. No single facility is designed to manufacture our full range of vehicles. In some cases, certain facilities produce products, systems, components and parts that disproportionately contribute a greater degree to our profitability than others and create significant interdependencies among manufacturing facilities around the world. When these or other facilities become unavailable, either temporarily or permanently and for any number of reasons, including labor disruptions or shortages, supply chain disruptions, the occurrence of a public health crisis or catastrophic weather events, whether or not as a result of climate change, the inability to manufacture at the affected facility has resulted, and may in the future result, in harm to our reputation, increased costs, lower revenues and the loss of customers. We may not be able to easily shift production to other facilities or to make up for lost production. Any new facility needed to replace an inoperable manufacturing facility would need to comply with the necessary regulatory requirements, need to satisfy our specialized manufacturing requirements and require specialized equipment.

In addition, substantially all of our hourly employees are represented by unions and covered by collective bargaining agreements that must be negotiated from time-to-time, including at the local facility level. As a result, we may be subject to an increased risk of strikes, work stoppages or other types of conflicts with labor unions and employees.

Disruption in our suppliers’ operations have disrupted, and could in the future disrupt, our production schedule. Our automotive operations are dependent upon the continued ability of our suppliers to deliver the systems, components, raw

GENERAL MOTORS COMPANY AND SUBSIDIARIES
materials and parts that we need to manufacture our products. Other than with respect to certain of our offtake agreements with battery raw material suppliers, our use of “just-in-time” manufacturing processes typically allows us to maintain minimal inventory. As a result, our ability to maintain production is dependent upon our suppliers delivering sufficient quantities of systems, components, raw materials and parts on time to meet our production schedules and specifications. In some instances, we purchase systems, components, raw materials and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions. Any number of factors, including labor disruptions, catastrophic weather events, the occurrence of a public health crisis, contractual or other disputes, unfavorable economic or industry conditions, restrictions on transactions involving certain territories, entities or individuals, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations, including the production of certain higher margin vehicles. When we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of systems, components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules, increase work-in-process inventory or suspend production entirely, which could cause a loss of revenues or an increase in working capital, which would adversely affect our profitability and financial condition.

Pandemics, epidemics, disease outbreaks and other public health crises have disrupted our business and operations, and future public health crises could materially adversely impact our business, financial condition, liquidity and results of operations. Pandemics, epidemics or disease outbreaks in the U.S. or globally, such as the COVID-19 pandemic, have previously disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity and future expectations. Any such events may adversely impact our global supply chain and global manufacturing operations and cause us to suspend our operations in the affected markets. In particular, we could experience, among other things: (1) continued or additional global supply disruptions; (2) labor disruptions or shortages; (3) an inability to manufacture; (4) an inability to sell to our customers; (5) a decline in showroom traffic and customer demand; (6) customer defaults on automobile loans and leases; (7) lower than expected pricing on vehicles sold at auction; and (8) an impaired ability to access credit and the capital markets. Any new public health crisis could have a material impact on our business, financial condition and results of operations going forward.

Risks related to our intellectual property, cybersecurity, information technology and data management practices

Competitors may independently develop products and services similar to ours, and there are no guarantees that GM’s intellectual property rights would prevent competitors from independently developing or selling those products and services. There may be instances where, notwithstanding our intellectual property position, competitive products or services may impact the value of our brands and other intangible assets, and our business may be adversely affected. Moreover, although GM takes reasonable steps to maintain the confidentiality of GM proprietary information, there can be no assurance that such efforts will completely deter or prevent misappropriation or improper use of our intellectual property. We sometimes face attempts to gain unauthorized access to our information technology networks and systems for the purpose of improperly acquiring our trade secrets or confidential business information. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position. In addition, we have been, and in the future may be, the target of patent enforcement actions by third parties, including aggressive and opportunistic enforcement claims by non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. Although we have taken steps to mitigate such risks, if we are found to have infringed any third-party intellectual property rights, we could be required to pay substantial damages, or we could be enjoined from offering some of our products and services. In addition, to prevent unauthorized use of our intellectual property, it may be necessary to prosecute actions for infringement, misappropriation or other violations of our intellectual property against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in any such action.

Security breaches, cyberattacks and other disruptions to information technology systems and networked products, including connected vehicles, owned or maintained by us, GM Financial, or third parties, such as vendors or suppliers, could interfere with our operations and could compromise the confidentiality of private customer data or our proprietary information. We rely upon information technology systems and manufacture networked and connected products, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of our business processes, activities and products. Additionally, we and GM Financial collect and store sensitive data, including intellectual property and proprietary business information (including that of our dealers and suppliers), as well as personally identifiable information of our customers and employees, in data centers and on information technology networks (including networks that may be controlled or maintained by third parties). The secure operation of these systems and products, and the

GENERAL MOTORS COMPANY AND SUBSIDIARIES
processing and maintenance of the information processed by these systems and products, is critical to our business operations and strategy. Further, customers using our systems rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our products and the protection of their data. We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including vendors, service providers, suppliers, customers, counterparties, exchanges, clearing agents, clearinghouses or other financial intermediaries. Such parties and other third parties who provide us services or with whom we communicate could also be the source of a cyberattack on, or breach of, our operational systems, network, data or infrastructure.

Despite our security measures and business continuity plans, our information technology systems and networked and connected products may be vulnerable to intrusion, damage, disruptions or shutdowns caused by attacks by hackers, computer viruses or worms, malware (including “ransomware”), phishing attacks, denial of service attacks or breaches due to errors, negligence or malfeasance by employees, contractors and others who have access to these systems and products. Techniques used in cyberattacks to obtain unauthorized access to, disable or sabotage information technology systems are increasingly diverse and sophisticated. Data breaches and other cybersecurity events have become increasingly commonplace, including as a result of the intensification of state-sponsored cyberattacks during periods of geopolitical conflict. The occurrence of any of these events could compromise the confidentiality, operational integrity and accessibility of these systems and products and the data that resides within them. Similarly, such an occurrence could result in the compromise or loss of the information processed by these systems and products. Such events could result in, among other things, the loss of proprietary data, interruptions or delays in our business operations and damage to our reputation. In addition, such events could increase the risk of claims alleging that we are non-compliant with applicable laws or regulations, subjecting us to potential liability or regulatory penalties and related costs under laws protecting the privacy of personal information; disrupt our operations; or reduce the competitive advantage we hope to derive from our investment in advanced technologies. Various events described above have occurred in the past and may occur in the future. Although impacts of past events have been immaterial, the impacts of such events in the future may be material.

Security breaches and other disruptions of our in-vehicle systems could impact the safety of our customers and reduce confidence in GM and our products. Our vehicles contain complex information technology systems. These systems control various vehicle functions including engine, transmission, safety, steering, navigation, acceleration, braking, window, door lock functions and battery and electric motors. We have designed, implemented and tested security measures intended to prevent unauthorized access to these systems. However, hackers and other malicious actors have reportedly attempted, and may attempt in the future, to gain unauthorized access to modify, alter and use networks, vehicle software or their systems to gain control of, or to change, our vehicles’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle. Any unauthorized access to, or control of, our vehicles or their systems or any unauthorized access to or loss of data could adversely impact the safety of our customers or result in failure of our systems, any of which could result in interruptions to our business, legal claims or proceedings, liability or regulatory penalties. Laws that would permit third-party access to vehicle data and related systems could expose our vehicles and vehicle systems to third-party access without appropriate security measures in place, leading to new safety and security risks for our customers and reducing customer trust and confidence in our products. In addition, regardless of their veracity, reports of unauthorized access to our vehicles or their systems or data, as well as other factors that may result in the perception that our vehicles or their systems or data are capable of being "hacked" and lack appropriate safety controls, could negatively affect our brand and harm our reputation, which could adversely impact our business and operating results.

Our enterprise data practices, including the collection, use, sharing and security of the personal information of our customers, employees and suppliers, are subject to increasingly complex and restrictive regulations in all key market regions. Under these regulations, which include the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, and the EU's General Data Protection Regulation 2016/679, the U.K. Data Protection Act of 2018, and other international data protection, privacy, data security, data localization and similar national, state, provincial, and local laws, the failure to maintain compliant data practices could result in consumer complaints and regulatory inquiry, resulting in civil or criminal penalties, as well as have a negative impact on our brand or result in other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in maintaining acceptable data practices could damage our reputation and deter current and potential users or customers from using our products and services. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. The growing patchwork of state and country regulations imposes burdensome obligations on companies to quickly respond to consumer requests, such as requests to delete, disclose and stop selling personal information, with significant fines for noncompliance. Complying with these new laws has significantly increased, and may continue to increase, our operating costs and is driving increased complexity in our operations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Risks related to government regulations and litigation

Our operations and products are subject to extensive laws, regulations and policies, including those related to vehicle emissions and fuel economy standards, which can significantly increase our costs and affect how we do business. We are significantly affected by governmental regulations on a global basis that can increase costs related to the production of our vehicles and affect our product portfolio, particularly regulations relating to fuel economy standards and GHG emissions. Meeting or exceeding the requirements of these regulations is costly, often technologically challenging and may require phase-out of internal combustion propulsion vehicles in certain major jurisdictions, and these standards are often not harmonized across jurisdictions. We anticipate that the number and extent of these and other regulations, laws and policies, and the related costs and changes to our product portfolio, may increase significantly in the future, primarily motivated by efforts to reduce GHG emissions. Specifically, fuel economy and GHG emission regulations at the federal, state or local level or in international jurisdictions could require us to further limit the sale of certain profitable products, subsidize the sale of less profitable ones, change our manufacturing processes, pay increased penalties, purchase additional credits from our competitors or undertake other activities that may require us to incur additional expense, which may be material. These requirements may increase the cost of, and/or diminish demand for, our vehicles. These regulatory requirements, among others, could significantly affect our plans for global product development and, given the uncertainty surrounding enforcement and regulatory definitions and interpretations, may result in substantial costs, including civil or criminal penalties. In addition, an evolving but un-harmonized emissions and fuel economy regulatory framework that could include specific sales mandates may limit or dictate the types of vehicles we sell and where we sell them, which can affect our revenues and profitability. Refer to the “Environmental and Regulatory Matters” section of Item 1. Business for further information on regulatory and environmental requirements.

We expect that to comply with fuel economy and GHG emission standards and mandates to sell specific volumes of ZEVs in certain jurisdictions, we will be required to sell a significant volume of EVs, and potentially develop and implement new technologies for conventional internal combustion engines, all of which will require substantial investment and expense. There are limits on our ability to achieve fuel economy improvements over a given time frame, primarily relating to the cost and effectiveness of available technologies, lack of sufficient consumer acceptance of new technologies and of changes in vehicle mix, lack of willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, especially with respect to EVs, the availability (or lack thereof) of the raw materials and component supply to make batteries and other elements of EVs, and the human, engineering and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. There is no assurance that we will be able to produce and sell vehicles that use such new technologies on a profitable basis or that our customers will purchase such vehicles in the quantities necessary for us to comply with current or future regulatory requirements.

In the current uncertain regulatory framework, compliance costs for which we may be responsible and that are not reasonably estimable could be substantial. Alleged violations of fuel economy or vehicle emission standards could result in legal proceedings, the recall of one or more of our products, negotiated remedial actions, fines and penalties, restricted product offerings or a combination of any of those items. Any of these actions could have a material adverse effect on our profitability, financial condition and operations, including facility idling, reduced employment, increased costs and loss of revenue.

In addition, many of our advanced technologies, including AVs, present novel issues with which domestic and foreign regulators have only limited experience, and will be subject to evolving regulatory frameworks. Current or any future regulations in these areas could impede the successful commercialization of these technologies and impact whether and how these technologies are designed and integrated into our products, and may ultimately subject us to increased costs and uncertainty.

We could be materially adversely affected by unusual or significant litigation, governmental investigations or other proceedings. We are subject to legal proceedings in the U.S. and elsewhere involving various issues, including product liability lawsuits, warranty litigation, class action litigations alleging product defects, emissions litigation, stockholder litigation, labor and employment litigation and claims and actions arising from restructurings and divestitures of operations and assets. In addition, we are subject to various governmental proceedings and investigations. A negative outcome in one or more of these proceedings could result in the imposition of damages, including punitive damages, fines, reputational harm, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as legal and other costs, all of which may be significant. For a further discussion of certain of these matters, refer to Note 16 to our consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The costs and effect on our reputation of product safety recalls and alleged defects in products and services could materially adversely affect our business. Government safety standards require manufacturers to remedy certain product safety defects through recall campaigns and vehicle repurchases. Under these standards, we could be subject to civil or criminal penalties or may incur various costs, including significant costs for repairs made at no cost to the consumer. The costs we incur in connection with these recalls typically include the cost of the part being replaced and labor to remove and replace the defective part. The costs to complete a recall could be exacerbated to the extent that such action relates to a global platform. Concerns about the safety of our products, including advanced technologies like AVs, whether raised internally or by regulators or consumer advocates, and whether or not based on scientific evidence or supported by data, can result in product delays, recalls, field actions, lost sales, governmental investigations, regulatory action, private claims, lawsuits and settlements and reputational damage. These circumstances can also result in damage to brand image, brand equity and consumer trust in our products and ability to lead the industry with respect to new technologies, such as EVs and AVs.

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

We may incur additional tax expense or become subject to additional tax exposure. We are subject to the tax laws and regulations of the U.S. and numerous other jurisdictions in which we do business. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are regularly under audit by the U.S. Internal Revenue Service and other tax authorities, which may not agree with our tax positions. In addition, our tax liabilities are subject to other significant risks and uncertainties, including those arising from potential changes in laws and regulations in the countries in which we do business (for example, the Organisation for Economic Co-Operation and Development proposals, including the introduction of global minimum tax standards), the possibility of tax controversy related to adverse determinations with respect to the application of existing laws (in particular, with respect to full realization of the incentives contemplated by the IRA), changes in our business or structure and changes in the valuation of our deferred tax assets and liabilities. Any unfavorable resolution of these and other uncertainties may have a significant adverse impact on our tax rate and results of operations. If our tax expense were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.

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

The primary factors that could adversely affect GM Financial’s business and operations and reduce its ability to provide financing services at competitive rates include the sufficiency, availability and cost of sources of funding, including credit facilities, securitization programs and secured and unsecured debt issuances; the performance of loans and leases in its portfolio, which could be materially affected by charge-offs, delinquencies and prepayments; wholesale auction values of used vehicles; vehicle return rates and the residual value performance on vehicles GM Financial leases to customers; fluctuations in interest rates and currency exchange rates; competition for customers from commercial banks, credit unions and other financing and leasing companies; and changes to regulation, supervision, enforcement and licensing across various jurisdictions.

In addition, GM Financial has certain floating-rate obligations, hedging transactions and floating-rate commercial loans that determine their applicable interest rate or payment amount by reference to a benchmark rate, generally the Secured Overnight Financing Rate (SOFR), which is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. Any uncertainties associated with these benchmark rates may impact GM Financial's ability to manage interest rate risk effectively.

Further, as an entity operating in the financial services sector, GM Financial is required to comply with a wide variety of laws and regulations that may be costly to adhere to and may affect our consolidated operating results. Compliance with these laws and regulations requires that GM Financial maintain forms, processes, procedures, controls and the infrastructure to support these requirements. Laws in the financial services industry are designed primarily for the protection of consumers. The failure

GENERAL MOTORS COMPANY AND SUBSIDIARIES
to comply with these laws could result in significant statutory civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses and damage to reputation, brand and valued customer relationships.

Risks related to defined benefit pension plans

Our pension funding requirements could increase significantly due to a reduction in funded status as a result of a variety of factors, including weak performance of financial markets, declining interest rates, changes in the level of benefits provided for by the plans, changes in laws or regulations, or changes in assumptions or investments that do not achieve adequate returns. Our employee benefit plans currently hold a significant amount of equity and fixed income securities. A detailed description of the investment funds and strategies and our potential funding requirements are disclosed in Note 15 to our consolidated financial statements, which also describes significant concentrations of risk to the plan investments.

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

*  *  *  *  *  *  *

Item 1B. Unresolved Staff Comments

None.

*  *  *  *  *  *  *

Item 1C. Cybersecurity

Risk Management and Strategy

Material risks from cybersecurity threats are managed across GM, GM Financial, Cruise and third-party suppliers and vendors, and monitoring such risks and threats is integrated into the Company’s overall risk management program.

GM has a Cybersecurity Management Board that brings together representatives from senior management across the Company’s Software & Services, Product Development, Information Technology, Manufacturing, Finance, Communications, Human Resources, Legal and Public Policy organizations to provide guidance and monitor overall company cybersecurity risk. The Company’s cybersecurity maturity scorecard, cybersecurity threats and certain incident information are reviewed by the Company’s Chief Cybersecurity Officer (CCO), the Risk and Cybersecurity Committee of the Company’s Board of Directors and the Cybersecurity Management Board during standing meetings as well as in impromptu sessions, when appropriate. During the reviews, various topics are discussed, which may include:

•implementation and maturity of the Company’s cybersecurity program, risk management framework, including cybersecurity risk policies, procedures and governance;
•cybersecurity and privacy risk, including potential impact to the Company’s employees, customers, supply chain, joint ventures and other stakeholders;
•intelligence briefings on notable cyber events impacting the industry; and

GENERAL MOTORS COMPANY AND SUBSIDIARIES
•cybersecurity budget and resource allocation, including industry benchmarking and economic modeling of various potential cybersecurity events.

The Company maintains technical and organizational safeguards, including employee training, incident response capability reviews and exercises, cybersecurity insurance and business continuity mechanisms for the protection of the Company’s assets. From time to time, the Company’s processes are audited and validated by internal and external experts. The Company leverages a third-party cybersecurity program with the goal of minimizing disruption to the Company’s business and production operations, strengthening supply chain resilience in response to cyber-related events and supporting the integrity of components and systems used in its products and services.

As cybersecurity incidents occur, the GM Cybersecurity team focuses on responding to and containing the threat and minimizing any business impact, as appropriate. In the event of an incident, the Cybersecurity team assesses, among other factors, safety impact, supply chain and manufacturing disruption, data and personal information loss, business operations disruption, projected cost and potential for reputational harm, with support from external technical, legal and law enforcement support, as appropriate.

In the last three fiscal years, the Company has not experienced any material cybersecurity incidents and expenses incurred from cybersecurity incidents were immaterial (including penalties and settlements, of which there were none). For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, see Item 1A. Risk Factors – "Risks related to our intellectual property, cybersecurity, information technology and data management practices", which are incorporated by reference into this Item 1C.

Governance

The GM Board of Directors is responsible for overseeing the Company’s enterprise risk, and has established its Risk and Cybersecurity Committee with specific responsibility for overseeing cybersecurity threats, among other things. The Company’s cybersecurity organization is led by the CCO, who is responsible for assessing and managing material risks from cybersecurity threats and reports to GM’s Executive Vice President, Legal, Policy, Cybersecurity, and Corporate Secretary as well as to the Risk and Cybersecurity Committee. The CCO has served in this role for four years, and has more than 11 years of experience in various roles involving managing cybersecurity functions, developing cybersecurity strategies to protect privacy, customer safety and intellectual property, and developing key capabilities such as product security engineering, risk management and cybersecurity governance. The CCO holds a bachelor’s degree in electrical engineering and a master’s degree in systems engineering, with over 10 years of previous software and hardware systems engineering experience. The CCO chairs the Automotive – Information Sharing and Analysis Center (ISAC) and serves on the Department of Homeland Security – Cybersecurity and Infrastructure Security Agency (DHS-CISA) Advisory Committee.

The CCO and the Cybersecurity Management Board monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including through the operation of the Company’s incident response plans, which include escalation to the CCO and the Cybersecurity Management Board, as appropriate. As discussed above, the CCO reports out to the Risk and Cybersecurity Committee about cybersecurity threat risks, among other cybersecurity related matters, at least quarterly.

*  *  *  *  *  *  *

Item 2. Properties

At December 31, 2023, we had over 100 locations in the U.S. (excluding our automotive financing operations and dealerships), which are primarily for manufacturing, assembly, distribution, warehousing, engineering and testing. We, our subsidiaries or associated companies in which we own an equity interest, own most of these properties and/or lease a portion of these properties. Leased properties are primarily composed of warehouses and administration, engineering and sales offices.

We have manufacturing, assembly, distribution, office or warehousing operations in 32 countries, including equity interests in associated companies, which perform manufacturing, assembly or distribution operations. The major facilities outside the U.S., which are principally vehicle manufacturing and assembly operations, are located in Brazil, Canada, China, Mexico and South Korea.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
These facilities are used to support our automotive segments and are suitable and adequate for the conduct of our business.

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

In February 2023, GM self-disclosed potential violations of the Toxic Substances Control Act's (TSCA) requirements applicable to the import of new chemical substances at our Ultium Cells LLC joint venture to the EPA. In November 2023, these potential violations were settled via consent agreement with the EPA, the terms of which include, among other items, payment of civil penalties currently estimated at approximately $5.1 million, which could grow depending upon import activity prior to receipt of a TSCA 5(e) order. These penalties are assessed jointly and severally to GM and Ultium Cells LLC.

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

Holders At January 16, 2024, we had 1.2 billion issued and outstanding shares of common stock held by 462 holders of record.

Dividends In September 2022, our Board of Directors reinstated a quarterly dividend of $0.09 per share of our common stock and in December 2023, increased the quarterly dividend to $0.12 per share of our common stock beginning in 2024. We anticipate that we will continue to declare and pay dividends on our common stock quarterly. However, the declaration of any dividend on our common stock is a matter to be acted upon by our Board of Directors in its sole discretion and will depend on various factors, including our financial condition, operating results, available cash, and current and anticipated cash needs, as described further in the "Liquidity and Capital Resources" section of the MD&A.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Stock Performance Graph The following graph compares the performance of our common stock to the Standard & Poor's (S&P) 500 Stock Index and the Dow Jones Automobile & Parts Titans 30 Index for the last five years. It assumes $100 was invested on December 31, 2018, with dividends being reinvested.
The following table summarizes stock performance graph data points in dollars:

	Years Ended December 31,
	2018	2019	2020	2021	2022	2023
General Motors Company	$100	$114	$132	$186	$107	$116
S&P 500 Stock Index	$100	$131	$156	$200	$164	$207
Dow Jones Automobile & Parts Titans 30 Index	$100	$114	$172	$215	$146	$194

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended December 31, 2023:

	Total Number of Shares Purchased(a)(b)	Weighted-Average Price Paid per Share(c)	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs(b)
October 1, 2023 through October 31, 2023	25,399	$32.32	—	$1.4 billion
November 1, 2023 through November 30, 2023	—	$—	—	$11.4 billion
December 1, 2023 through December 31, 2023	215,202,490	$31.60	215,189,872	$1.4 billion
Total	215,227,889	$31.60	215,189,872
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
(b)    In January 2017, we announced that our Board of Directors had authorized the purchase of up to $5.0 billion of our common stock with no expiration date. In August 2022, our Board of Directors increased the capacity to $5.0 billion from the $3.3 billion that remained as of June 30, 2022, with no expiration date. In November 2023, the Board of Directors increased the capacity under the share repurchase program by $10.0 billion to an aggregate of $11.4 billion and approved an accelerated share repurchase (ASR) program to repurchase an aggregate amount of $10.0 billion of our common stock. On December 1, 2023, pursuant to the agreements entered into in connection with the ASR (collectively, the ASR Agreements), we advanced the aggregate amount of $10.0 billion and received approximately 215 million shares of our common stock with a value of $6.8 billion, which were immediately retired. Final settlement of the transactions contemplated by the ASR Agreements is expected to occur no later than the three months ending December 31, 2024. Refer to Note 20 to our consolidated financial statements for additional details on the ASR program.
(c)    The weighted-average price paid per share excludes broker commissions.

*  *  *  *  *  *  *

Item 6. [Reserved]

*  *  *  *  *  *  *

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. Risk Factors for a discussion of these risks and uncertainties. The discussion of our financial condition and results of operations for the year ended December 31, 2021 included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 is incorporated by reference into this MD&A.

Overview Our vision for the future is a world with zero crashes, zero emissions and zero congestion. We will adapt to customer preferences while executing our growth-focused strategy to invest in EVs, hybrids, AVs, software-enabled services and other new business opportunities. To support strong margins and cash flow during this transition, we are strengthening our market position in profitable ICE vehicles, such as trucks and SUVs. We plan to execute our strategy with a steadfast commitment to good corporate citizenship through more sustainable operations and a leading health and safety culture.

Our financial performance in 2023 was driven by the success of high-margin products like full-size pick-ups and SUVs, despite several headwinds, including higher interest rates and inflationary pressures, supply chain and logistics challenges, and work stoppages associated with recent labor negotiations. This performance was due to the strength of our vehicle portfolio, strong consumer demand and execution of our core business strategy, focused on fixed cost reduction and pricing discipline.

In January 2023, we announced our intention to implement a cost reduction program to reduce automotive fixed costs by $2.0 billion on an annual run rate basis by the end of 2024. This goal includes the impact of higher expected depreciation and amortization expense and inflationary cost increases on fixed cost but excludes changes in our pension income. In March 2023,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
we announced performance-based exits and a voluntary separation program (VSP) in an effort to accelerate attrition, which we believe will result in approximately $1.0 billion towards this target on an annual run rate basis. In addition to people costs, we are reducing our marketing and advertising expenses, streamlining our engineering expense by reducing complexity across the vehicle portfolio, adjusting the cadence of our EV launches due to customer demand, reducing launch-related expenses in the near-term, reprioritizing growth initiatives and reducing our overall overhead and discretionary costs.

As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These actions could give rise to future asset impairments or other charges, which may have a material impact on our operating results. Refer to the Consolidated Results and regional sections of this MD&A for additional information.

Our collective bargaining agreement with the UAW, which was ratified in October 2019, expired on September 14, 2023. On September 15, 2023, the UAW initiated a strike at certain of our U.S. facilities and intermittently expanded the strike to additional facilities, causing stoppages to some vehicle production and parts distribution activities across our U.S. operations. We estimate that the lost vehicle production volumes and parts sales due to the UAW strike had an unfavorable impact of approximately $0.8 billion on Net income attributable to stockholders and $1.1 billion on our GMNA EBIT-adjusted in the year ended December 31, 2023.

On November 16, 2023, the UAW ratified a new collective bargaining agreement (the Labor Agreement). The Labor Agreement, which continues through April 30, 2028, covers the wages, hours, benefits and other terms and conditions of employment for our UAW-represented employees. The key terms and provisions of the Labor Agreement are:

•General wage increases of 11% upon ratification in 2023, 3% in September each of 2024, 2025 and 2026, and 5% in September 2027;
•Consolidation of applicable wage classifications for in-progression, temporary and other employees – with employees reaching the top classification rate upon the completion of 156 weeks of active service;
•The re-establishment of a cost-of-living allowance;
•Lump sum ratification bonus payments of $5,000 paid to eligible employees in the three months ended December 31, 2023;
•For members currently employed and enrolled in the Employees’ Pension Plan, an increase of $5.00 to the monthly basic benefit for past and future service provided;
•A 3.6% increase in company contributions to eligible employees' defined contribution retirement accounts; and
•Annual contribution of $500 to eligible retirees or surviving spouses.

Beginning in 2024 and through the end of the term of the Labor Agreement, GM will offer three separate cash severance incentive programs to UAW-represented employees that meet the normal or early retirement eligibility requirements.

On August 16, 2022, the IRA was enacted. The IRA modified climate and clean energy tax provisions and added new corporate tax credits for commercial EV purchases and investments in clean energy production, supply chains and manufacturing facilities. IRA benefits, including credits and lower material costs, are expected to materially affect net income in the future. We will continue to evaluate the IRA impacts on our financial results as additional regulatory guidance is issued.

We face continuing market, operating and regulatory challenges in several countries across the globe due to, among other factors, competitive pressures, our product portfolio offerings, heightened emission standards, labor disruptions, foreign exchange volatility, evolving trade policy and political uncertainty. Refer to Part I, Item 1A. Risk Factors for a discussion of these challenges.

For the year ending December 31, 2024, we expect EPS-diluted and EPS-diluted-adjusted of between $8.50 and $9.50, Net income attributable to stockholders of between $9.8 billion and $11.2 billion and EBIT-adjusted of between $12.0 billion and $14.0 billion. These expected financial results do not include the potential impact of future adjustments related to special items. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The following table reconciles expected Net income attributable to stockholders under U.S. generally accepted accounting principles (GAAP) to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2024
Net income attributable to stockholders	$ 9.8-11.2
Income tax expense	2.1-2.7
Automotive interest expense, net	0.1
EBIT-adjusted(a)	$ 12.0-14.0
__________
(a)We do not consider the potential future impact of adjustments on our expected financial results.

GMNA Industry sales in North America were 19.6 million units in the year ended December 31, 2023, representing an increase of 13.1% compared to the corresponding period in 2022. U.S. industry sales were 16.0 million units in the year ended December 31, 2023, representing an increase of 12.2% compared to the corresponding period in 2022.

Our total vehicle sales in the U.S., our largest market in North America, were 2.6 million units for a market share of 16.2% in the year ended December 31, 2023, representing an increase of 0.3 percentage points compared to the corresponding period in 2022.

We expect to sustain relatively strong EBIT-adjusted margins in 2024 on the continued strength of our product portfolio, improved EV margins and ongoing fixed cost reduction efforts, partially offset by pricing moderation with increased incentives. While we expect EV margins to improve in 2024, it is possible that we will continue to recognize losses to adjust inventory to net realizable value. Our outlook is dependent on the resiliency of the U.S. economy, continuing improvement of supply chain availability, EV-related cost reduction and overall economic conditions.

GMI Industry sales in China were 25.0 million units in the year ended December 31, 2023, representing an increase of 6.3% compared to the corresponding period in 2022. Our total vehicle sales in China were 2.1 million units resulting in a market share of 8.4% in the year ended December 31, 2023, representing a decrease of 1.4 percentage points compared to the corresponding period in 2022. The ongoing supply chain disruptions, global macro-economic conditions and geopolitical tensions continue to place pressure on China's automotive industry and our vehicle sales in China. Our Automotive China JVs generated equity income of $0.4 billion in the year ended December 31, 2023. Price competition, growing customer acceptance of domestic brands and demand for NEVs, and a more challenging regulatory environment related to emissions, fuel consumption and NEVs have and will continue to place pressure on our operations in China.

Outside of China, industry sales were 25.7 million units in the year ended December 31, 2023, representing an increase of 7.3% compared to the corresponding period in 2022. Our total vehicle sales outside of China were 1.0 million units for a market share of 4.0% in the year ended December 31, 2023, which is comparable to the corresponding period in 2022.

Cruise Cruise Holdings, our majority-owned subsidiary, is pursuing the development and commercialization of AV technology. In October 2023, a hit-and-run accident involving a pedestrian and a third-party vehicle occurred, which resulted in the pedestrian being thrown into the path of a Cruise AV. During the resulting investigation, regulators perceived that Cruise representatives were not explicit about a secondary movement of the Cruise AV and, as a result, the California DMV suspended Cruise's permits to operate AVs in California without a safety driver. Shortly thereafter, Cruise voluntarily paused all of its driverless, supervised and manual AV operations in the U.S. while it examines its processes, systems and tools. This orderly pause is designed to rebuild public trust while Cruise undertakes a comprehensive safety review. In addition, certain federal and state agencies, including the California DMV, the California Public Utilities Commission, NHTSA, the U.S. Department of Justice and the SEC, have opened investigations or made inquiries in connection with the incident. We and Cruise are investigating these matters internally and intend to cooperate with all government regulators and agencies in connection with these matters. At this time, we are not able to predict when Cruise will resume driverless testing or commercial AV operations. Refer to Part I, Item 1A. Risk Factors for a further discussion of the risks associated with our AV strategy.

In connection with the pause in operations and Cruise's refocused operational strategy, we recorded restructuring charges of $0.5 billion in the three months ended December 31, 2023, and also expect reductions of approximately $1.0 billion in Cruise expenses in 2024.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Automotive Financing - GM Financial Summary and Outlook We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's penetration of our retail sales in the U.S. was 42% in the year ended December 31, 2023 and 43% in the corresponding period in 2022. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America was 82% in the year ended December 31, 2023 and 80% in the corresponding period in 2022. In the year ended December 31, 2023, GM Financial's revenue consisted of leased vehicle income of 51%, retail finance charge income of 37% and commercial finance charge income of 7%.

GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Gains on terminations of leased vehicles of $0.9 billion and $1.2 billion were included in GM Financial interest, operating and other expenses in the years ended December 31, 2023 and 2022. The decrease in gains is primarily due to higher leased portfolio net book values at termination and fewer terminated leases in 2023 compared to 2022. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	December 31, 2023			December 31, 2022
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$12,830	648	67.5%	$14,207	736	67.3%
Trucks	6,793	210	21.9%	6,961	228	20.9%
SUVs	2,304	58	6.0%	2,595	66	6.0%
Cars	734	44	4.6%	964	63	5.8%
Total	$22,661	960	100.0%	$24,727	1,092	100.0%

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

Total Net Sales and Revenue

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2023	2022		%	Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$141,445	$128,378	$13,067	10.2%	$8.5	$0.7	$3.2	$0.7
GMI	15,949	15,420	529	3.4%	$(0.6)	$0.4	$1.2	$(0.4)
Corporate	273	177	96	54.2%		$—		$0.1
Automotive	157,667	143,974	13,693	9.5%	$7.8	$1.1	$4.3	$0.4
Cruise	102	102	—	—%		$—		$—
GM Financial	14,225	12,766	1,459	11.4%				$1.5
Eliminations/reclassifications	(151)	(107)	(44)	(41.1)%		$—		$(0.1)
Total net sales and revenue	$171,842	$156,735	$15,108	9.6%	$7.8	$1.2	$4.3	$1.8

Refer to the regional sections of this MD&A for additional information on Volume, Mix, Price and Other.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Automotive and Other Cost of Sales

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2023	2022		%	Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$123,577	$109,651	$(13,926)	(12.7)%	$(6.1)	$(1.6)	$(6.2)	$—
GMI	14,164	14,166	2	—%	$0.5	$(0.3)	$(0.3)	$0.1
Corporate	513	500	(13)	(2.6)%		$—	$(0.1)	$0.1
Cruise	3,088	2,576	(512)	(19.9)%		$—	$(0.5)
Eliminations	(12)	(2)	10	n.m.		$—	$—
Total automotive and other cost of sales	$141,330	$126,892	$(14,438)	(11.4)%	$(5.6)	$(2.0)	$(7.0)	$0.2
__________
n.m. = not meaningful

The most significant element of our Automotive and other cost of sales is material cost, which makes up approximately two-thirds of the total amount. The remaining portion includes labor costs, depreciation and amortization, engineering, freight and product warranty and recall campaigns.

Factors that most significantly influence a region's profitability are industry volume, market share and the relative mix of vehicles (trucks, crossovers, cars) sold. Variable profit is a key indicator of product profitability. Variable profit is defined as revenue less material cost, freight, the variable component of manufacturing expense and warranty and recall-related costs. Vehicles with higher selling prices generally have higher variable profit. Refer to the regional sections of this MD&A for additional information on Volume and Mix.

In the year ended December 31, 2023, increased Cost was primarily due to: (1) increased campaigns and other warranty-related costs of $2.1 billion; (2) increased EV-related charges of $2.0 billion, primarily due to $1.7 billion in inventory adjustments to reflect the net realizable value at period end; (3) increased manufacturing costs of $0.9 billion; (4) charges of $0.7 billion related to the VSP; (5) increased engineering costs of $0.5 billion, driven primarily by $0.8 billion increase in AV engineering costs; partially offset by $0.4 billion decrease in Automotive engineering cost (6) charges of $0.5 billion related to Cruise restructuring; and (7) increased material and freight costs of $0.3 billion; partially offset by (8) decrease of $0.8 billion due to absence of the charge for the modification of Cruise stock incentive awards in 2022. In the year ended December 31, 2023, favorable Other was due to the weakening of the Canadian dollar and other currencies against the U.S. dollar, partially offset by the strengthening of the Mexican peso and other currencies against the U.S. dollar.

Automotive and Other Selling, General and Administrative Expense

	Years Ended December 31,			Year Ended 2023 vs. 2022 Change

	2023	2022	2021	Favorable/ (Unfavorable)	%
Automotive and other selling, general and administrative expense	$9,840	$10,667	$8,554	$827	7.8%

In the year ended December 31, 2023, Automotive and other selling, general and administrative expense decreased primarily due to: (1) decreased advertising, selling, and administrative costs of $0.7 billion; and (2) decrease of $0.3 billion due to the absence of the charge for the modification of Cruise stock incentive awards in 2022; partially offset by (3) charges of $0.2 billion related to the VSP.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Interest Income and Other Non-operating Income, net

	Years Ended December 31,			Year Ended 2023 vs. 2022 Change

	2023	2022	2021	Favorable/ (Unfavorable)	%
Interest income and other non-operating income, net	$1,537	$1,432	$3,041	$105	7.3%

In the year ended December 31, 2023, Interest income and other non-operating income, net increased primarily due to: (1) the absence of $0.7 billion loss related to the shutdown of our Russia business; (2) $0.6 billion increase in interest income; and (3) the absence of $0.4 billion in losses related to Stellantis N.V. (Stellantis) warrants; partially offset by (4) $1.3 billion decrease in non-service pension income primarily due to higher interest cost and lower expected return on assets (ROA); and (5) the absence of $0.3 billion in gains related to revaluation of investments.

Income Tax Expense

	Years Ended December 31,			Year Ended 2023 vs. 2022 Change

	2023	2022	2021	Favorable/ (Unfavorable)	%
Income tax expense	$563	$1,888	$2,771	$1,325	70.2%

In the year ended December 31, 2023, Income tax expense decreased primarily due to jurisdictional mix of earnings, valuation allowance adjustments and lower pre-tax income.

For the year ended December 31, 2023 our ETR-adjusted was 15.7%. We expect our adjusted effective tax rate to be between 18% and 20% for the year ending December 31, 2024.

Refer to Note 17 to our consolidated financial statements for additional information related to Income tax expense.

GM North America

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2023	2022		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$141,445	$128,378	$13,067	10.2%	$8.5	$0.7	$3.2		$0.7
EBIT-adjusted	$12,306	$12,988	$(682)	(5.3)%	$2.3	$(0.9)	$3.2	$(5.1)	$(0.2)
EBIT-adjusted margin	8.7%	10.1%	(1.4)%
	(Vehicles in thousands)
Wholesale vehicle sales	3,147	2,926	221	7.6%

GMNA Total Net Sales and Revenue In the year ended December 31, 2023, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes primarily due to increased sales of crossover vehicles and full-size pickup trucks, partially offset by decreased sales of mid-size pickup trucks; (2) favorable Price as a result of low dealer inventory levels and strong demand for our products; (3) favorable Mix associated with increased sales of full-size pickup trucks and full-size SUVs and decreased sales of vans, passenger cars and mid-size pickup trucks, partially offset by increased sales of crossover vehicles; and (4) favorable Other due to increased sales of parts and accessories.

GMNA EBIT-Adjusted The most significant factors that influence profitability are industry volume and market share. While not as significant as industry volume and market share, another factor affecting profitability is the relative mix of vehicles sold. Trucks, crossovers and cars sold currently have a variable profit of approximately 170%, 40% and 50% of our GMNA portfolio on a weighted-average basis.

In the year ended December 31, 2023, EBIT-adjusted decreased primarily due to: (1) increased Cost primarily due to increased campaigns and other warranty-related costs of $2.0 billion, increased EV-related charges of $1.9 billion primarily due to $1.6 billion in inventory adjustments to reflect the net realizable value at period end, decreased non-service pension income of $1.1 billion and increased manufacturing costs of $0.9 billion, partially offset by decreased advertising, selling and administrative costs of $1.1 billion; and (2) unfavorable Mix associated with increased sales of crossover vehicles partially

GENERAL MOTORS COMPANY AND SUBSIDIARIES
offset by decreased sales of mid-size pickup trucks and passengers cars and increased sales of full-size SUVs; partially offset by (3) favorable Price; and (4) favorable Volume.

GM International

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2023	2022		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$15,949	$15,420	$529	3.4%	$(0.6)	$0.4	$1.2		$(0.4)
EBIT-adjusted	$1,210	$1,143	$67	5.9%	$(0.1)	$0.1	$1.2	$(0.3)	$(0.7)
EBIT-adjusted margin	7.6%	7.4%	0.2%
Equity income — Automotive China	$446	$677	$(231)	(34.1)%
EBIT-adjusted — excluding Equity income	$764	$466	$298	63.9%
	(Vehicles in thousands)
Wholesale vehicle sales	621	653	(32)	(4.9)%

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income, which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the year ended December 31, 2023, Total net sales and revenue increased primarily due to: (1) favorable pricing across multiple vehicle lines in Argentina, Brazil and the Middle East; and (2) favorable Mix primarily in Asia/Pacific and the Middle East; partially offset by (3) decreased net wholesale volumes in Egypt, Colombia and Chile primarily due to industry downturn, partially offset by increased volumes in Brazil due to a new vehicle launch; and (4) unfavorable Other primarily due to the foreign currency effect resulting from the weakening of the Argentine peso against the U.S. dollar, partially offset by increased components, parts and accessories sales.

GMI EBIT-Adjusted In the year ended December 31, 2023, EBIT-adjusted increased primarily due to: (1) favorable Price; and (2) favorable Mix; partially offset by (3) unfavorable Cost primarily due to increased material, logistic and warranty-related costs and other costs to support a new vehicle launch in South America, partially offset by favorable impact due to an asset sale in Korea; (4) decreased net wholesale volumes; and (5) unfavorable Other primarily due to foreign currency effect resulting from the weakening of Argentine peso against the U.S. dollar and decreased equity income.

We view the Chinese market as important to our global growth strategy and are employing a multi-brand strategy. In the coming years, we plan to leverage our global architectures to introduce a number of new product offerings under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the local Baojun and Wuling brands while we are accelerating the development and rollout of EVs across our brands in China as part of our commitment to an all-electric future. We operate in the Chinese market through a number of joint ventures and maintaining strong relationships with our joint venture partners is an important part of our China growth strategy.

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Years Ended December 31,
	2023	2022	2021
Wholesale vehicle sales including vehicles exported to markets outside of China	2,334	2,639	3,007
Total net sales and revenue	$31,435	$35,857	$42,776
Net income	$1,122	$1,407	$2,109

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$6,875	$8,552
Debt	$202	$197

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Cruise

	Years Ended December 31,			2023 vs. 2022 Change
	2023	2022	2021	Favorable/ (Unfavorable)	%
Total net sales and revenue(a)	$102	$102	$106	$—	—%
EBIT (loss)-adjusted	$(2,695)	$(1,890)	$(1,196)	$(805)	(42.6)%
__________
(a)    Primarily reclassified to Interest income and other non-operating income, net in our consolidated income statements in each of the years ended December 31, 2023, 2022 and 2021.

Cruise EBIT (Loss)-Adjusted In the year ended December 31, 2023, EBIT (loss)-adjusted increased primarily due to an increase in development costs as we pursue the development and commercialization of AV technology in the U.S. and globally.

GM Financial

	Years Ended December 31,			2023 vs. 2022 Change
	2023	2022	2021	Amount	%
Total revenue	$14,225	$12,766	$13,419	$1,459	11.4%
Provision for loan losses	$826	$654	$248	$172	26.3%
EBT-adjusted	$2,985	$4,076	$5,036	$(1,091)	(26.8)%
Average debt outstanding (dollars in billions)	$100.4	$93.8	$94.1	$6.6	7.0%
Effective rate of interest paid	4.7%	3.1%	2.7%	1.6%

GM Financial Revenue In the year ended December 31, 2023, Total revenue increased primarily due to: (1) increased finance charge income of $1.7 billion primarily due to an increase in the effective yield resulting from higher benchmark interest rates and growth in the size of the portfolio; (2) increased investment income of $0.3 billion primarily due to an increase in benchmark interest rates; partially offset by (3) decreased leased vehicle income of $0.5 billion primarily due to a decrease in the average balance of the leased vehicles portfolio.

GM Financial EBT-Adjusted In the year ended December 31, 2023, EBT-adjusted decreased primarily due to: (1) increased interest expense of $1.8 billion primarily due to an increased effective rate of interest on debt, resulting from higher benchmark interest rates, as well as an increase in average debt outstanding; (2) decreased leased vehicle income net of leased vehicle expenses of $0.9 billion primarily due to a decrease in the average balance of the leased vehicles portfolio and decreased lease termination gains due to higher leased portfolio net book values at termination and fewer terminated leases; (3) increased provision for loan losses of $0.2 billion due to lower recovery rates in 2023, as well as moderating credit performance; partially offset by (4) increased finance charge income of $1.7 billion primarily due to an increase in the effective yield resulting from higher benchmark interest rates and growth in the size of the portfolio; and (5) increased investment income of $0.3 billion primarily due to an increase in benchmark interest rates.

Liquidity and Capital Resources We believe our current levels of cash, cash equivalents, marketable debt securities, available borrowing capacity under our credit facilities and other liquidity actions currently available to us are sufficient to meet our liquidity requirements in the short- and long-term. We also maintain access to the capital markets and may issue debt or equity securities, which may provide an additional source of liquidity. We have substantial cash requirements going forward, which we plan to fund through our total available liquidity, cash flows from operating activities and additional liquidity measures, if determined to be necessary.

Our known current material uses of cash include, among other possible demands: (1) capital spending and our investments in our battery cell manufacturing joint ventures of approximately $10.5 billion to $11.5 billion in 2024; (2) payments for engineering and product development activities, including investing in the development and commercialization of AV technology by Cruise; (3) payments associated with previously announced vehicle recalls and any other recall-related contingencies; (4) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (5) dividend payments on our common stock that are declared by our Board of Directors; and (6) payments to purchase shares of our common stock authorized by our Board of Directors. Refer to Note 7, Note 13 and Note 15 to our consolidated financial statements for additional funding requirements for our operating leases, debt and pension plans. Our material future uses of cash, which may vary from time to time based on market conditions and other factors, are

GENERAL MOTORS COMPANY AND SUBSIDIARIES
focused on the three objectives of our capital allocation program: (1) grow our business at an average target ROIC-adjusted rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18.0 billion; and (3) after the first two objectives are met, return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors not less than once annually.

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

In November 2023, our Board of Directors increased the capacity under our previously announced common stock repurchase program by $10.0 billion to $11.4 billion and approved a $10.0 billion ASR program. On December 1, 2023, we advanced $10.0 billion under the ASR program and received approximately 215 million shares of common stock with a value of $6.8 billion, which were immediately retired. The final settlement of the transactions contemplated under the ASR Agreements is expected to occur no later than the three months ending December 31, 2024. Also, during the year ended December 31, 2023, we completed $1.1 billion of open market repurchases under the program and retired approximately 30 million shares of our common stock. We have $1.4 billion in capacity remaining under our common stock repurchase program as of December 31, 2023, with no expiration date.

During the year ended December 31, 2023, we paid dividends of $0.5 billion to holders of our common stock. We anticipate that we will continue to declare and pay dividends on our common stock quarterly.

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

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Over 85% of our cash and marketable debt securities were managed within North America and at our regional treasury centers at December 31, 2023. We have used, and will continue to use, other methods including intercompany loans to utilize these funds across our global operations as needed.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
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

In October 2023, we entered into a new 364-day unsecured revolving credit facility with a borrowing capacity of $6.0 billion, which we terminated on November 24, 2023.

In November 2023, the Company entered an unsecured 364-day delayed draw term loan credit agreement that permits the Company to borrow up to $3.0 billion in the form of four term loans during an availability period that ends June 28, 2024. Amounts drawn and repaid may not be reborrowed and the final maturity date for any loans outstanding under the delayed draw credit agreement is November 27, 2024.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $17.1 billion at December 31, 2023, which consisted primarily of three credit facilities, and $15.5 billion at December 31, 2022, which consisted primarily of two credit facilities. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use of GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.7 billion and $0.4 billion at December 31, 2023 and 2022.

If available capacity permits, GM Financial continues to have access to our five-year, $10.0 billion and three-year, $4.1 billion credit facilities. GM Financial did not have borrowings outstanding against any of these facilities at December 31, 2023 and 2022. We had intercompany loans from GM Financial of $0.2 billion at December 31, 2023 and 2022, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at December 31, 2023 and 2022. Refer to Note 5 to our consolidated financial statements for additional information.

Several of our loan facilities, including our credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of December 31, 2023 and determined we are in compliance and expect to remain in compliance in the future.

GM Financial's Board of Directors declared and paid dividends of $1.8 billion, $1.7 billion and $3.5 billion on its common stock in the years ended December 31, 2023, 2022 and 2021. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The following table summarizes our Automotive available liquidity (dollars in billions):

	December 31, 2023	December 31, 2022
Automotive cash and cash equivalents	$12.2	$13.6
Marketable debt securities	7.6	10.8
Automotive cash, cash equivalents and marketable debt securities	19.8	24.4
Available under credit facilities(a)	16.4	15.1
Total Automotive available liquidity	$36.3	$39.5
__________
(a) We had letters of credit outstanding under our sub-facility of $0.7 billion and $0.4 billion at December 31, 2023 and 2022.

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Year Ended December 31, 2023
Operating cash flow	$20.8
Capital expenditures	(10.7)
ASR program	(10.0)
Dividends paid and payments to purchase common stock	(1.6)
Payment of senior unsecured note	(1.5)
Investment in Ultium Cells Holdings LLC	(0.7)
GM investment in Cruise	(0.5)
Investment in Lithium Americas	(0.3)
Other non-operating	(0.1)
Increase in available credit facilities	1.4
Total change in automotive available liquidity	$(3.2)
Automotive Cash Flow (Dollars in billions)

	Years Ended December 31,			2023 vs. 2022 Change
	2023	2022	2021
Operating Activities
Net income	$10.1	$8.5	$7.8	$1.6
Depreciation, amortization and impairment charges	6.8	6.3	5.9	0.5
Pension and OPEB activities	(1.0)	(2.0)	(2.4)	1.0
Working capital	(0.4)	0.5	(4.0)	(0.9)
Accrued and other liabilities and income taxes	4.1	3.1	0.9	1.0
Other(a)	1.2	2.7	1.5	(1.5)
Net automotive cash provided by (used in) operating activities(b)	$20.8	$19.1	$9.7	$1.7

__________
(a)Includes $1.8 billion, $1.7 billion and $3.5 billion in dividends received from GM Financial in the years ended December 31, 2023, 2022 and 2021, partially offset by non-cash changes in other assets and liabilities.
(b)Includes $4.8 billion, $6.7 billion and $0.6 billion in the years ended December 31, 2023, 2022 and 2021 which are eliminated within the consolidated statements of cash flows. Amounts eliminated primarily relate to purchases of, and collections on, wholesale finance receivables provided by GM Financial to our dealers and dividends issued by GM Financial to us.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,			2023 vs. 2022 Change
	2023	2022	2021
Investing Activities
Capital expenditures	$(10.7)	$(9.0)	$(7.4)	$(1.7)
Acquisitions and liquidations of marketable securities, net	3.5	(3.9)	1.0	7.4
Other(a)	(1.5)	(4.5)	(1.8)	3.0
Net automotive cash provided by (used in) investing activities(b)	$(8.7)	$(17.5)	$(8.2)	$8.8
__________
(a)Includes $0.7 billion, $0.8 billion and $0.5 billion of GM's investment in Ultium Cells Holdings LLC in the years ended December 31, 2023, 2022 and 2021, $0.5 billion, $2.4 billion and $1.0 billion of GM's investment in Cruise in the years ended December 31, 2023, 2022 and 2021, $0.3 billion of GM's investment in Lithium Americas in the year ended December 31, 2023, $2.1 billion for the purchase of Cruise preferred shares from SoftBank Vision Fund (AIV M2) L.P. (SoftBank) in the year ended December 31, 2022 and $0.9 billion related to the sale of Stellantis common shares, excluding dividends received and tax withholding, in the year ended December 31, 2022.
(b)The investments in Cruise are eliminated within the consolidated statements of cash flows. The redemption of Cruise preferred shares from SoftBank in 2022 are reclassified to financing activities within the consolidated statements of cash flows.

	Years Ended December 31,			2023 vs. 2022 Change
	2023	2022	2021
Financing Activities
Net proceeds (payments) from short-term debt	$(1.5)	$(1.4)	$(0.5)	$(0.1)
Issuance of senior notes	—	2.3	—	(2.3)
Other(a)	(12.1)	(3.3)	(0.4)	(8.8)
Net automotive cash provided by (used in) financing activities	$(13.6)	$(2.5)	$(0.9)	$(11.1)
__________
(a)Includes $10.0 billion in advances against accelerated share repurchases in the year ended December 31, 2023, $1.1 billion and $2.5 billion for payments to purchase common stock in the years ended December 31, 2023 and 2022, $0.5 billion and $0.3 billion for dividends paid in the years ended December 31, 2023 and 2022 and $0.5 billion for repayments of senior unsecured notes for the year ended December 31, 2021.

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. For the year ended December 31, 2023, net automotive cash provided by operating activities under U.S. GAAP was $20.8 billion, capital expenditures were $10.7 billion and adjustments for management actions were $1.5 billion. For the year ended December 31, 2022, net automotive cash provided by operating activities under U.S. GAAP was $19.1 billion, capital expenditures were $9.0 billion and adjustments for management actions were $0.4 billion. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited (DBRS), Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and S&P. All four credit rating agencies currently rate our corporate credit at investment grade. The following table summarizes our credit ratings at January 16, 2024:

	Corporate	Revolving Credit Facilities	Senior Unsecured	Outlook
DBRS	BBB (high)	BBB (high)	N/A	Stable
Fitch	BBB	BBB	BBB	Stable
Moody's	Investment Grade	Baa2	Baa2	Stable
S&P	BBB	BBB	BBB	Stable

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Cruise Liquidity

The following table summarizes Cruise's available liquidity (dollars in billions):

	December 31, 2023	December 31, 2022
Cruise cash and cash equivalents	$1.3	$1.5
Cruise marketable securities	—	1.4
Total Cruise available liquidity(a)(b)	$1.3	$2.9
__________
(a)Excludes a multi-year credit agreement with GM Financial whereby Cruise can borrow, over time, up to an additional aggregate of $3.4 billion, through 2024, to fund the purchase of AVs from GM and all accessories, attachments, parts and other equipment acquired in connection with or otherwise relating to any AV. As of December 31, 2023, Cruise had total borrowings of $0.3 billion on previously expired lines under this agreement.
(b)Excludes a multi-year framework agreement with us whereby Cruise can defer invoices received through June 2028, up to $0.8 billion, related to engineering and capital spending incurred by us on behalf of Cruise. As of December 31, 2023, Cruise deferred $0.5 billion under this agreement.

The following table summarizes the changes in Cruise's available liquidity (dollars in billions):

Year Ended December 31, 2023
Operating cash flow(a)	$(1.9)
GM investment in Cruise	0.5
Other non-operating	(0.1)
Total change in Cruise available liquidity	$(1.6)
__________
(a)Includes $0.2 billion cash outflows related to tendered Cruise Class B Common Shares classified as liabilities.

Cruise Cash Flow (Dollars in billions)

	Years Ended December 31,			2023 vs. 2022 Change
	2023	2022	2021
Net cash provided by (used in) operating activities	$(1.9)	$(1.8)	$(1.2)	$(0.1)
Net cash provided by (used in) investing activities(a)	$1.3	$—	$(0.7)	$1.4
Net cash provided by (used in) financing activities(b)	$0.4	$1.8	$2.6	$(1.4)
__________
(a)Includes $1.4 billion of net proceeds from the liquidation of marketable securities in the year ended December 31, 2023.
(b)Includes $0.5 billion, $2.4 billion and $1.0 billion in the years ended December 31, 2023, 2022 and 2021 related to investments from GM which are eliminated within the consolidated statements of cash flows and $2.1 billion in the year ended December 31, 2022 related to the purchase of Softbank’s shares in Cruise by Automotive which is reclassified to financing activities within the consolidated statements of cash flows.

We expect the orderly pause of operations, associated restructuring actions, and Cruise’s refocused operational strategy will significantly reduce Cruise’s liquidity needs in 2024.

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

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$5.3	$4.0
Borrowing capacity on unpledged eligible assets	21.9	22.0
Borrowing capacity on committed unsecured lines of credit	0.7	0.5
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$29.9	$28.5

GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity. At December 31, 2023, available liquidity exceeded GM Financial's liquidity targets.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at December 31, 2023 and 2022. Refer to the "Automotive Liquidity" section of this MD&A for additional details.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At December 31, 2023, secured, committed unsecured and uncommitted unsecured credit facilities totaled $27.0 billion, $0.8 billion and $2.0 billion with advances outstanding of $5.0 billion, an insignificant amount and $2.0 billion.

GM Financial Cash Flow (Dollars in billions)

	Years Ended December 31,			2023 vs. 2022 Change
	2023	2022	2021
Net cash provided by (used in) operating activities	$6.7	$5.5	$7.3	$1.2
Net cash provided by (used in) investing activities(a)	$(10.9)	$(10.0)	$(5.5)	$(0.9)
Net cash provided by (used in) financing activities(b)	$5.7	$4.0	$(2.6)	$1.7

__________
(a)Includes $(3.0) billion, $(5.0) billion and $2.9 billion in the years ended December 31, 2023, 2022 and 2021 for purchases of, and collections on, wholesale finance receivables and intercompany loans to GM which are eliminated within the consolidated statements of cash flows.
(b)Includes $(1.8) billion, $(1.7) billion and $(3.5) billion in the years ended December 31, 2023, 2022 and 2021 for dividends to GM which are eliminated within the consolidated statements of cash flows.

In the year ended December 31, 2023, Net cash provided by operating activities increased primarily due to: (1) an increase in finance charge income of $1.7 billion; (2) a net increase in cash provided by counterparty derivative collateral posting activities of $1.3 billion; (3) and a decrease in taxes paid to GM of $0.6 billion; partially offset by (4) an increase in interest paid of $2.0 billion and (5) a decrease in leased vehicle income of $0.5 billion.

In the year ended December 31, 2023, Net cash used in investing activities increased primarily due to: (1) an increase in purchases of leased vehicles of $1.7 billion; (2) a decrease in the proceeds from termination of leased vehicles of $1.2 billion partially offset by (3) an increase in collections and recoveries on finance receivables of $1.3 billion; (4) and a decrease in purchases and originations of finance receivables of $0.5 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
In the year ended December 31, 2023, Net cash provided by financing activities increased primarily due to: (1) a net increase in borrowings of $6.9 billion; partially offset by (2) an increase in debt repayments of $5.1 billion; and (3) an increase in dividend payments of $0.1 billion.
LIBOR Transition The International Swaps and Derivatives Association launched its Interbank Offered Rate (IBOR) Fallbacks Supplement and IBOR Fallbacks Protocol, which came into effect on January 25, 2021. The supplement incorporates fallbacks for new derivatives linked to LIBOR, and the protocol enables market participants to incorporate fallbacks for certain legacy derivatives linked to LIBOR. GM Financial adhered to the protocol prior to the June 30, 2023 cessation date and has transitioned all of its LIBOR-based derivative exposure. On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act to address “tough legacy" contracts that lack adequate fallback provisions for determining a benchmark replacement to LIBOR. GM Financial expects to leverage the safe harbors and protections provided by the LIBOR Act and its implementing regulations to transition its limited LIBOR exposure remaining after the cessation date.

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

Sales Incentives The estimated effect of sales incentives offered to dealers and end customers is recorded as a reduction of Automotive net sales and revenue at the time of sale. There may be numerous types of incentives available at any particular time. Incentive programs are generally specific to brand, model or sales region and are for specified time periods, which may be extended. Significant factors used in estimating the cost of incentives include type of program, forecasted sales volume, product mix, and the rate of customer acceptance of incentive programs, all of which are estimated based on historical experience and assumptions concerning future customer behavior and market conditions. A change in any of these factors affecting the estimate could have a significant effect on recorded sales incentives. A 10% increase in the cost of incentives would increase the sales

GENERAL MOTORS COMPANY AND SUBSIDIARIES
incentive liability by approximately $0.2 billion. Subsequent adjustments to incentive estimates are possible as facts and circumstances change over time, which could affect the revenue previously recognized in Automotive net sales and revenue.

GM Financial Allowance for Loan Losses The GM Financial retail finance receivables portfolio consists of smaller-balance, homogeneous loans that are carried at amortized cost, net of allowance for loan losses. The allowance for loan losses on retail finance receivables reflects net credit losses expected to be incurred over the remaining life of the retail finance receivables, which have a weighted-average remaining life of approximately two years. GM Financial forecasts net credit losses based on relevant information about past events, current conditions and forecast economic performance. GM Financial believes that the allowance is adequate to cover expected credit losses on the retail finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates or that our credit loss assumptions will not increase.

GM Financial incorporates its outlook on forecast recovery rates and overall economic performance in its allowance estimate. Each 5% relative decrease/increase in the forecast recovery rates would increase/decrease the allowance for loan losses by $0.1 billion.

At December 31, 2023, the weightings applied to the economic forecast scenarios considered resulted in an allowance for loan losses on the retail finance receivables portfolio of $2.3 billion. If the forecast economic conditions were based entirely on the weakest scenario considered, the allowance for loan losses would increase by $0.1 billion. Actual economic data and recovery rates that are lower than those forecasted by GM Financial could result in an increase to the allowance for loan losses.

The GM Financial commercial finance receivables portfolio consists of financing products for dealers and other businesses. GM Financial provides commercial lending products to its dealer customers that include floorplan financing, also known as wholesale or inventory financing, which is lending to finance vehicle inventory. GM Financial also provides dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate. Additionally, GM Financial provides lending products to commercial vehicle upfitters and advances to certain of our subsidiaries. The allowance for loan losses on commercial finance receivables is based on historical loss experience for the consolidated portfolio, in addition to forecasted industry conditions. There can be no assurance that the ultimate charge-off amount will not exceed such estimates or that GM Financial's credit loss assumptions will not increase.

Valuation of GM Financial Equipment on Operating Lease Assets and Residuals GM Financial has investments in leased vehicles recorded as operating leases. Each leased asset in the portfolio represents a vehicle that GM Financial owns and has leased to a customer. At the inception of a lease, an estimate is made of the expected residual value for the vehicle at the end of the lease term, which typically ranges from two to five years. GM Financial estimates the expected residual value based on third-party data that considers various data points and assumptions, including, but not limited to, recent auction values, the expected future volume of returning leased vehicles, significant liquidation of rental or fleet inventory, used vehicle prices, manufacturer incentive programs and fuel prices.

During the term of a lease, GM Financial periodically evaluates the estimated residual value and may adjust the value downward, which increases the prospective depreciation, or upward (limited to the contractual residual value), which decreases the prospective depreciation.

The customer is obligated to make payments during the lease term for the difference between the purchase price and the contract residual value plus a money factor. However, since the customer is not obligated to purchase the vehicle at the end of the contract, GM Financial is exposed to a risk of loss to the extent the customer returns the vehicle prior to or at the end of the lease term and the proceeds GM Financial receives on the disposition of the vehicle are lower than the residual value estimated at the inception of the lease. Realization of the residual values is dependent on GM Financial's future ability to market the vehicles under prevailing market conditions.

At December 31, 2023, the estimated residual value of GM Financial's leased vehicles was $22.7 billion. Depreciation reduces the carrying value of each leased asset in GM Financial's operating lease portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. If used vehicle prices weaken compared to estimates, GM Financial would increase depreciation expense and/or record an impairment charge on the lease portfolio. If an impairment exists, GM Financial would determine any shortfall in recoverability of the leased vehicle asset groups by year, make and model. Recoverability is calculated as the excess of: (1) the sum of remaining lease payments plus estimated residual value; over (2) leased vehicles, net less deferred revenue. Alternatively, if used vehicle prices outperform GM Financial's latest estimates, it may record gains on sales of off-lease vehicles and/or decreased depreciation expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table illustrates the effect of a 1% relative change in the estimated residual values at December 31, 2023, which could increase or decrease depreciation expense over the remaining term of the leased vehicle portfolio, holding all other assumptions constant (dollars in millions):

Impact to Depreciation Expense
2024	$158
2025	53
2026	15
2027 and thereafter	1
Total	$227

Changes to residual values are rarely simultaneous across all maturities and segments, and also may impact return rates. If a decrease in residual values is concentrated among specific asset groups, the decrease could result in an immediate impairment charge. GM Financial reviewed the leased vehicle portfolio for indicators of impairment and determined that no impairment indicators were present at December 31, 2023 or 2022.

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

In December 2023, an investment policy study was completed for the U.S. pension plans. As a result, the weighted-average long-term rate of ROA remains unchanged at 6.3% at December 31, 2023 and 2022. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

Another key assumption in determining net pension and other postretirement benefits (OPEB) expense is the assumed discount rate used to discount plan obligations. We estimate the assumed discount rate for U.S. plans using a cash flow matching approach, which uses projected cash flows matched to spot rates along a high quality corporate bond yield curve to determine the weighted-average discount rate for the calculation of the present value of cash flows. We apply the individual annual yield curve rates instead of the assumed discount rate to determine the service cost and interest cost, which more specifically links the cash flows related to service cost and interest cost to bonds maturing in their year of payment.

The Society of Actuaries (SOA) issued mortality improvement tables in the three months ended December 31, 2023. We reviewed our recent mortality experience and we determined our current mortality assumptions are appropriate to measure our U.S. pension and OPEB plans obligations as of December 31, 2023.

Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effects of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to pension expense over future periods. The unamortized pre-tax actuarial loss on our pension plans was $5.9 billion and $3.3 billion at December 31, 2023 and 2022. The year-over-year change is primarily due to a decrease in discount rates and lower than expected asset returns.

The funded status of the U.S. pension plans deteriorated in the year ended December 31, 2023 to $2.2 billion underfunded status from $0.1 billion overfunded status primarily due to: (1) service and interest costs of $2.4 billion; (2) the unfavorable effect of a decrease in discount rates of $1.3 billion; and (3) the unfavorable effect of plan amendments of $0.8 billion; partially offset by (4) the favorable effect of actual returns on plan assets of $1.8 billion; and (5) contributions of $0.4 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant:

	U.S. Plans(a)		Non-U.S. Plans(a)
	Effect on 2024 Pension Expense	Effect on December 31, 2023 PBO	Effect on 2024 Pension Expense	Effect on December 31, 2023 PBO
25 basis point decrease in discount rate	-$58	+$914	-$5	+$312
25 basis point increase in discount rate	+$53	-$872	+$6	-$299
25 basis point decrease in expected rate of ROA	+$109	N/A	+$25	N/A
25 basis point increase in expected rate of ROA	-$109	N/A	-$25	N/A
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

At December 31, 2023, valuation allowances against deferred tax assets were $7.0 billion. Refer to Note 17 to our consolidated financial statements for additional information on the composition of these valuation allowances and information on the $870 million income tax benefit resulting from the release of valuation allowances against deferred tax assets in Korea.

Non-GAAP Measures We use both GAAP and non-GAAP financial measures for operational and financial decision making, and to assess Company and segment business performance. Our non-GAAP measures include: earnings before interest and taxes (EBIT)-adjusted, presented net of noncontrolling interests; earnings before income taxes (EBT)-adjusted for our GM Financial segment; earnings per share (EPS)-diluted-adjusted; effective tax rate-adjusted (ETR-adjusted); return on invested capital-adjusted (ROIC-adjusted) and adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

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

EBIT-adjusted (Most comparable GAAP measure: Net income attributable to stockholders) EBIT-adjusted is presented net of noncontrolling interests and is used by management and can be used by investors to review our consolidated operating results because it excludes automotive interest income, automotive interest expense and income taxes as well as certain additional adjustments that are not considered part of our core operations. Examples of adjustments to EBIT include, but are not limited to, impairment charges on long-lived assets and other exit costs resulting from strategic shifts in our operations or discrete market and business conditions, and certain costs arising from legal matters. For EBIT-adjusted and our other non-

GENERAL MOTORS COMPANY AND SUBSIDIARIES
GAAP measures, once we have made an adjustment in the current period for an item, we will also adjust the related non-GAAP measure in any future periods in which there is an impact from the item. Our corresponding measure for our GM Financial segment is EBT-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment.

EPS-diluted-adjusted (Most comparable GAAP measure: Diluted earnings per common share) EPS-diluted-adjusted is used by management and can be used by investors to review our consolidated diluted EPS results on a consistent basis. EPS-diluted-adjusted is calculated as net income attributable to common stockholders-diluted less adjustments noted above for EBIT-adjusted and certain income tax adjustments divided by weighted-average common shares outstanding-diluted. Examples of income tax adjustments include the establishment or release of significant deferred tax asset valuation allowances.

ETR-adjusted (Most comparable GAAP measure: Effective tax rate) ETR-adjusted is used by management and can be used by investors to review the consolidated effective tax rate for our core operations on a consistent basis. ETR-adjusted is calculated as Income tax expense less the income tax related to the adjustments noted above for EBIT-adjusted and the income tax adjustments noted above for EPS-diluted-adjusted divided by Income before income taxes less adjustments. When we provide an expected adjusted effective tax rate, we do not provide an expected effective tax rate because the U.S. GAAP measure may include significant adjustments that are difficult to predict.

ROIC-adjusted (Most comparable GAAP measure: Return on equity) ROIC-adjusted is used by management and can be used by investors to review our investment and capital allocation decisions. We define ROIC-adjusted as EBIT-adjusted for the trailing four quarters divided by ROIC-adjusted average net assets, which is considered to be the average equity balances adjusted for average automotive debt and interest liabilities, exclusive of finance leases; average automotive net pension and OPEB liabilities; and average automotive net income tax assets during the same period.

Adjusted automotive free cash flow (Most comparable GAAP measure: Net automotive cash provided by operating activities) Adjusted automotive free cash flow is used by management and can be used by investors to review the liquidity of our automotive operations and to measure and monitor our performance against our capital allocation program and evaluate our automotive liquidity against the substantial cash requirements of our automotive operations. We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. Management actions can include voluntary events such as discretionary contributions to employee benefit plans or nonrecurring specific events such as a closure of a facility that are considered special for EBIT-adjusted purposes. Refer to the “Liquidity and Capital Resources” section of this MD&A for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The following table reconciles Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Years Ended December 31,
	2023	2022	2021
Net income attributable to stockholders	$10,127	$9,934	$10,019
Income tax expense	563	1,888	2,771
Automotive interest expense	911	987	950
Automotive interest income	(1,109)	(460)	(146)
Adjustments
Voluntary separation program(a)	1,035	—	—
Buick dealer strategy(b)	569	511	—
Cruise restructuring(c)	478	—	—
GM Korea wage litigation(d)	(106)	—	82
India asset sales(e)	(111)	—	—
Cruise compensation modifications(f)	—	1,057	—
Russia exit(g)	—	657	—
Patent royalty matters(h)	—	(100)	250
GM Brazil indirect tax matters(i)	—	—	194
Cadillac dealer strategy(j)	—	—	175
Total adjustments	1,865	2,125	701
EBIT-adjusted	$12,357	$14,474	$14,295
__________
(a)These adjustments were excluded because they relate to the acceleration of attrition as part of the cost reduction program announced in January 2023, primarily in the U.S.
(b)These adjustments were excluded because they relate to strategic activities to transition certain Buick dealers out of our dealer network as part of Buick’s EV strategy.
(c)These adjustments were excluded because they relate to restructuring costs resulting from Cruise voluntarily pausing its driverless, supervised and manual AV operations in the U.S. while it examines its processes, systems and tools. The adjustments primarily consist of non-cash restructuring charges, supplier related charges and employee separation charges.
(d)These adjustments were excluded because of the unique events associated with Supreme Court of the Republic of Korea (Korea Supreme Court) decisions related to our salaried workers in 2021 and partial resolution of subcontractor matters in 2023.
(e)These adjustments were excluded because they relate to an asset sale resulting from our strategic decision in 2020 to exit India.
(f)This adjustment was excluded because it relates to the one-time modification of Cruise stock incentive awards.
(g)This adjustment was excluded because it relates to the shutdown of our Russia business including the write off of our net investment and release of accumulated translation losses into earnings.
(h)These adjustments were excluded because they relate to certain royalties accrued with respect to past-year vehicle sales in 2021 and the resolution of substantially all of these matters in 2022.
(i)This adjustment was excluded because it relates to a settlement with third parties relating to retrospective recoveries of indirect taxes in Brazil realized in prior periods.
(j)This adjustment was excluded because it relates to strategic activities to transition certain Cadillac dealers out of our dealer network as part of Cadillac's EV strategy.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Years Ended December 31,
	2023		2022		2021
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$10,022	$7.32	$8,915	$6.13	$9,837	$6.70
Adjustments(a)	1,865	1.36	2,125	1.46	701	0.47
Tax effect on adjustments(b)	(504)	(0.37)	(423)	(0.29)	(105)	(0.07)
Tax adjustments(c)	(870)	(0.64)	(482)	(0.33)	(51)	(0.03)
Deemed dividend adjustment(d)	—	—	909	0.63	—	—
EPS-diluted-adjusted	$10,513	$7.68	$11,044	$7.59	$10,382	$7.07
__________
(a)    Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of the MD&A for adjustment details.
(b)    The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(c)    In the year ended December 31, 2023, the adjustment consists of tax benefit related to the release of a valuation allowance against deferred tax assets considered realizable in Korea. In the year ended December 31, 2022, the adjustment consists of tax benefit related to the release of a valuation allowance against deferred tax assets considered realizable as a result of Cruise tax reconsolidation. In the year ended December 31, 2021, the adjustments consist of tax benefits related to a deduction for an investment in a subsidiary and resolution of uncertainty relating to an indirect tax refund claim in Brazil, partially offset by tax expense related to the establishment of a valuation allowance against Cruise deferred tax assets. These adjustments were excluded because significant impacts of valuation allowances are not considered part of our core operations.
(d)    This adjustment consists of a deemed dividend related to the redemption of Cruise preferred shares from SoftBank in the year ended December 31, 2022.

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Years Ended December 31,
	2023			2022			2021
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$10,403	$563	5.4%	$11,597	$1,888	16.3%	$12,716	$2,771	21.8%
Adjustments(a)	1,916	504		2,221	423		726	105
Tax adjustments(b)		870			482			51
ETR-adjusted	$12,319	$1,937	15.7%	$13,818	$2,793	20.2%	$13,442	$2,927	21.8%
__________
(a)    Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of the MD&A for adjustment details. Net income attributable to noncontrolling interests for these adjustments is included in the years ended December 31, 2023, 2022 and 2021. The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
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

We define return on equity (ROE) as Net income attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Years Ended December 31,
	2023	2022	2021
Net income attributable to stockholders	$10.1	$9.9	$10.0
Average equity(a)	$72.0	$66.6	$56.5
ROE	14.1%	14.9%	17.7%
__________
(a)    Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Years Ended December 31,
	2023	2022	2021
EBIT-adjusted(a)	$12.4	$14.5	$14.3
Average equity(b)	$72.0	$66.6	$56.5
Add: Average automotive debt and interest liabilities (excluding finance leases)	16.2	17.6	17.1
Add: Average automotive net pension & OPEB liability	8.1	9.4	15.8
Less: Average automotive net income tax asset	(21.1)	(21.2)	(22.2)
ROIC-adjusted average net assets	$75.2	$72.3	$67.2
ROIC-adjusted	16.4%	20.0%	21.3%
__________
(a)    Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of the MD&A.
(b)    Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may include "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and are often identified by words like “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions. In making these statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new products, services, technologies and customer experiences in response to increased competition and changing consumer needs and preferences; (2) our ability to timely fund and introduce new and improved vehicle models, including electric vehicles, that are able to attract a sufficient number of consumers; (3) our ability to profitably deliver a strategic portfolio of electric vehicles that will help drive consumer adoption; (4) the success of our current line of ICE vehicles, particularly our full-size SUVs and full-size pickup trucks; (5) our highly competitive industry, which has been historically characterized by excess manufacturing capacity and the use of incentives, and the introduction of new and improved vehicle models by our competitors; (6) the unique technological, operational, regulatory and competitive risks related to the timing and commercialization of AVs, including the various regulatory approvals and permits required for operating driverless AVs in multiple markets; (7) risks associated with climate change, including increased regulation of GHG emissions, our transition to electric vehicles and the potential increased impacts of severe weather events; (8) global automobile market sales volume, which can be volatile; (9) inflationary pressures and persistently high prices and uncertain availability of raw materials and commodities used by us and our suppliers, and instability in logistics and related costs; (10) our business in China, which is subject to unique operational, competitive, regulatory and economic risks; (11) the success of our ongoing strategic business relationships, particularly with respect to facilitating access to raw materials necessary for the production of EVs, and of our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (12) the international scale and footprint of our operations, which exposes us to a variety of unique political, economic, competitive and regulatory risks, including the risk of changes in government leadership and laws (including labor, trade, tax and other laws), political uncertainty or instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, changes in foreign exchange rates and interest rates, economic downturns in the countries in which we operate, differing local product preferences and product requirements, changes to and compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements and union relationships, differing dealer and franchise regulations and relationships, difficulties in obtaining financing in foreign countries, and public health crises, including the occurrence of a contagious disease or illness; (13) any significant disruption, including any work stoppages, at any of our manufacturing facilities; (14) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (15) pandemics, epidemics, disease outbreaks and other public health crises; (16) the

GENERAL MOTORS COMPANY AND SUBSIDIARIES
possibility that competitors may independently develop products and services similar to ours, or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (17) our ability to manage risks related to security breaches, cyberattacks and other disruptions to our information technology systems and networked products, including connected vehicles and in-vehicle systems; (18) our ability to comply with increasingly complex, restrictive and punitive regulations relating to our enterprise data practices, including the collection, use, sharing and security of the personal information of our customers, employees, or suppliers; (19) our ability to comply with extensive laws, regulations and policies applicable to our operations and products, including those relating to fuel economy, emissions and autonomous vehicles; (20) costs and risks associated with litigation and government investigations; (21) the costs and effect on our reputation of product safety recalls and alleged defects in products and services; (22) any additional tax expense or exposure or failure to fully realize available tax incentives; (23) our continued ability to develop captive financing capability through GM Financial; and (24) any significant increase in our pension funding requirements. For a further discussion of these and other risks and uncertainties, refer to Part I, Item 1A. Risk Factors.

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

Foreign Currency Exchange Rate Risk We have foreign currency exposures related to buying, selling and financing in currencies other than the functional currencies of our operations. At December 31, 2023, our most significant foreign currency exposures were between the U.S. Dollar and the Canadian Dollar, Korean Won, Chinese Yuan, Mexican Peso and Brazilian Real. Derivative instruments such as foreign currency forwards, swaps and options are primarily used to hedge exposures with respect to forecasted revenues, costs and commitments denominated in foreign currencies. Such contracts had remaining maturities of up to 12 months at December 31, 2023 and were insignificant.

The net fair value liability of financial instruments with exposure to foreign currency risk was $0.4 billion and $0.2 billion at December 31, 2023 and 2022. These amounts are calculated utilizing a population of foreign currency exchange derivatives and foreign currency denominated debt and exclude the offsetting effect of foreign currency cash, cash equivalents and other assets. The potential loss in fair value for such financial instruments from a 10% adverse change in all quoted foreign currency exchange rates would have been insignificant at December 31, 2023 and 2022.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial condition.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The following table summarizes the amounts of automotive foreign currency translation, transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2023	2022
Translation (gains) losses recorded in Accumulated other comprehensive loss	$(169)	$(37)
Transaction and remeasurement (gains) losses recorded in earnings	$344	$173

Interest Rate Risk We are subject to market risk from exposure to changes in interest rates related to certain financial instruments, primarily debt, finance lease obligations and certain marketable debt securities. At December 31, 2023, interest rate swap positions were used to manage interest rate exposures in our automotive operations and were insignificant. The fair value of debt and finance leases was $16.5 billion and $16.8 billion at December 31, 2023 and 2022. The potential increase in fair value resulting from a 10% decrease in quoted interest rates would have been $0.7 billion and $0.8 billion at December 31, 2023 and 2022.

We had marketable debt securities, including those held by Cruise, of $7.6 billion and $12.2 billion classified as available-for-sale at December 31, 2023 and 2022. The potential decrease in fair value from a 50 basis point increase in interest rates would have been insignificant at December 31, 2023 and 2022.

Automotive Financing - GM Financial

Interest Rate Risk Fluctuations in market interest rates can affect GM Financial's gross interest rate spread, which is the difference between interest earned on finance receivables and interest paid on debt. GM Financial is exposed to interest rate risks as financial assets and liabilities have different characteristics that may impact financial performance. These differences may include tenor, yield, repricing timing and prepayment expectations. Typically, retail finance receivables and leases purchased by GM Financial earn fixed interest and commercial finance receivables originated by GM Financial earn variable interest. GM Financial funds its business with variable or fixed rate debt. The variable rate debt is subject to adjustments to reflect prevailing market interest rates. To help mitigate interest rate risk or mismatched funding, GM Financial may employ hedging.

Quantitative Disclosure GM Financial measures the sensitivity of its net interest income to changes in interest rates by using interest rate scenarios that assume a hypothetical, instantaneous parallel shift of one hundred basis points in all interest rates across all maturities, as well as a base case that assumes that rates perform at the current market forward curve. However, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in GM Financial's analysis. Therefore, the actual impact to net interest income could be higher or lower than the results detailed in the table below. These interest rate scenarios are purely hypothetical and do not represent GM Financial's view of future interest rate movements.

At December 31, 2023 and 2022, GM Financial was liability-sensitive, meaning that more liabilities than assets were expected to reprice within the next 12 months. During a period of rising interest rates, the interest paid on liabilities would increase more than the interest earned on assets, which would initially decrease net interest income. During a period of falling interest rates, net interest income would be expected to initially increase. GM Financial's hedging strategies approved by its Global Asset Liability Committee are used to manage interest rate risk within policy guidelines.

The following table presents GM Financial's net interest income sensitivity to interest rate movement:

	Years Ended December 31,
	2023	2022
One hundred basis points instantaneous increase in interest rates	$(7.7)	$(4.3)
One hundred basis points instantaneous decrease in interest rates(a)	$7.7	$4.3
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
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

GM Financial primarily finances its receivables and leased assets with debt in the same currency. When a different currency is used, GM Financial may use foreign currency swaps to convert substantially all of its foreign currency debt obligations to the local currency of the receivables and leased assets to minimize any impact to earnings. As a result, GM Financial believes its market risk exposure relating to changes in currency exchange rates at December 31, 2023 was insignificant.

GM Financial had foreign currency swaps with notional amounts of $8.0 billion and $6.9 billion at December 31, 2023 and 2022. The net fair value of these derivative financial instruments was a liability of $0.2 billion and $0.6 billion at December 31, 2023 and 2022.

The following table summarizes GM Financial's foreign currency translation, transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2023	2022
Translation (gains) losses recorded in Accumulated other comprehensive loss	$(147)	$156
Transaction and remeasurement (gains) losses recorded in earnings	$5	$(1)

*  *  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of General Motors Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of General Motors Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated income statements and consolidated statements of comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 30, 2024 expressed an unqualified opinion thereon.

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

Product warranty and recall campaigns
Description of the matter	As discussed in Note 12 to the financial statements, the liabilities for product warranty and recall campaigns amount to $9.3 billion at December 31, 2023. The Company accrues for costs related to product warranty at the time of vehicle sale and accrues the estimated cost of recall campaigns when they are probable and estimable.
Auditing these liabilities involved a high degree of subjectivity in evaluating management’s estimates due to the size, uncertainties, and potential volatility related to the estimated liabilities. Management’s estimates consider historical claims experience, including the nature, frequency, and average cost of claims of each vehicle line or each model year of the vehicle line, and the key assumptions of historical data being predictive of future activity and events, specifically the number of historical periods used and the weighting of historical data in the reserve studies.

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
Sales incentives
Description of the matter	Automotive sales and revenue represents the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or providing services, which is net of dealer and customer sales incentives the Company expects to pay. As discussed in Note 2 to the financial statements, provisions for dealer and customer incentives are recorded as a reduction to Automotive net sales and revenue at the time of vehicle sale. The liabilities for dealer and customer allowances, claims and discounts amount to $6.1 billion at December 31, 2023.
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
Valuation of GM Financial equipment on operating leases
Description of the matter	GM Financial has recorded investments in vehicles leased to retail customers under operating leases. As discussed in Note 2 to the financial statements, at the beginning of the lease, management establishes an expected residual value for each vehicle at the end of the lease term. The Company’s estimated residual value of leased vehicles at the end of lease term was $22.7 billion as of December 31, 2023.

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
January 30, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of General Motors Company

Opinion on Internal Control Over Financial Reporting

We have audited General Motors Company and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, General Motors Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated income statements and consolidated statements of comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2023, and the related notes and our report dated January 30, 2024 expressed an unqualified opinion thereon.

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
January 30, 2024

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Net sales and revenue
Automotive	$157,658	$143,975	$113,590
GM Financial	14,184	12,760	13,414
Total net sales and revenue (Note 3)	171,842	156,735	127,004
Costs and expenses
Automotive and other cost of sales	141,330	126,892	100,544
GM Financial interest, operating and other expenses	11,374	8,862	8,582
Automotive and other selling, general and administrative expense	9,840	10,667	8,554
Total costs and expenses	162,544	146,421	117,680
Operating income (loss)	9,298	10,315	9,324
Automotive interest expense	911	987	950
Interest income and other non-operating income, net (Note 19)	1,537	1,432	3,041
Equity income (loss) (Note 8)	480	837	1,301
Income (loss) before income taxes	10,403	11,597	12,716
Income tax expense (benefit) (Note 17)	563	1,888	2,771
Net income (loss)	9,840	9,708	9,945
Net loss (income) attributable to noncontrolling interests	287	226	74
Net income (loss) attributable to stockholders	$10,127	$9,934	$10,019

Net income (loss) attributable to common stockholders	$10,022	$8,915	$9,837

Earnings per share (Note 21)
Basic earnings per common share	$7.35	$6.17	$6.78
Weighted-average common shares outstanding – basic	1,364	1,445	1,451

Diluted earnings per common share	$7.32	$6.13	$6.70
Weighted-average common shares outstanding – diluted	1,369	1,454	1,468

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$9,840	$9,708	$9,945
Other comprehensive income (loss), net of tax (Note 20)
Foreign currency translation adjustments and other	458	(340)	80
Defined benefit plans	(2,814)	1,677	4,126
Other comprehensive income (loss), net of tax	(2,355)	1,337	4,206
Comprehensive income (loss)	7,485	11,045	14,151
Comprehensive loss (income) attributable to noncontrolling interests	297	257	87
Comprehensive income attributable to stockholders (loss)	$7,781	$11,303	$14,238

Reference should be made to the notes to consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$18,853	$19,153
Marketable debt securities (Note 4)	7,613	12,150
Accounts and notes receivable, net of allowance of $298 and $260	12,378	13,333
GM Financial receivables, net of allowance of $906 and $869 (Note 5; Note 11 at VIEs)	39,076	33,623
Inventories (Note 6)	16,461	15,366
Other current assets (Note 4; Note 11 at VIEs)	7,238	6,825
Total current assets	101,618	100,451
Non-current Assets
GM Financial receivables, net of allowance of $1,438 and $1,227 (Note 5; Note 11 at VIEs)	45,043	40,591
Equity in net assets of nonconsolidated affiliates (Note 8)	10,613	10,176
Property, net (Note 9)	50,321	45,248
Goodwill and intangible assets, net (Note 10)	4,862	4,945
Equipment on operating leases, net (Note 7; Note 11 at VIEs)	30,582	32,701
Deferred income taxes (Note 17)	22,339	20,539
Other assets (Note 4; Note 11 at VIEs)	7,686	9,386
Total non-current assets	171,446	163,586
Total Assets	$273,064	$264,037
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable (principally trade)	$28,114	$27,486
Short-term debt and current portion of long-term debt (Note 13)
Automotive	428	1,959
GM Financial (Note 11 at VIEs)	38,540	36,819
Accrued liabilities (Note 12)	27,364	24,910
Total current liabilities	94,445	91,173
Non-current Liabilities
Long-term debt (Note 13)
Automotive	15,985	15,885
GM Financial (Note 11 at VIEs)	66,788	60,036
Postretirement benefits other than pensions (Note 15)	4,345	4,193
Pensions (Note 15)	6,680	5,698
Other liabilities (Note 12)	16,515	14,767
Total non-current liabilities	110,312	100,579
Total Liabilities	204,757	191,752
Commitments and contingencies (Note 16)
Noncontrolling interest - Cruise stock incentive awards (Note 20)	118	357
Equity (Note 20)
Common stock, $0.01 par value	12	14
Additional paid-in capital	19,130	26,428
Retained earnings	55,391	49,251
Accumulated other comprehensive loss	(10,247)	(7,901)
Total stockholders’ equity	64,286	67,792
Noncontrolling interests	3,903	4,135
Total Equity	68,189	71,927
Total Liabilities and Equity	$273,064	$264,037

Reference should be made to the notes to consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$9,840	$9,708	$9,945
Depreciation and impairment of Equipment on operating leases, net	4,904	4,839	6,076
Depreciation, amortization and impairment charges on Property, net	6,984	6,451	5,975
Foreign currency remeasurement and transaction (gains) losses	349	172	(17)
Undistributed earnings of nonconsolidated affiliates, net	245	193	(517)
Pension contributions and OPEB payments	(1,100)	(790)	(838)
Pension and OPEB income, net	90	(1,189)	(1,605)
Provision (benefit) for deferred taxes	(1,041)	425	2,214
Change in other operating assets and liabilities (Note 24)	1,822	(2,977)	(3,366)
Other operating activities	(1,163)	(790)	(2,679)
Net cash provided by (used in) operating activities	20,930	16,043	15,188
Cash flows from investing activities
Expenditures for property	(10,970)	(9,238)	(7,509)
Available-for-sale marketable securities, acquisitions	(4,429)	(11,837)	(8,962)
Available-for-sale marketable securities, liquidations	9,345	8,057	9,347
Purchases of finance receivables	(35,379)	(33,974)	(33,009)
Principal collections and recoveries on finance receivables	28,346	26,887	24,622
Purchases of leased vehicles	(13,640)	(11,949)	(14,602)
Proceeds from termination of leased vehicles	13,033	14,234	14,393
Other investing activities	(969)	(62)	(635)
Net cash provided by (used in) investing activities	(14,663)	(17,882)	(16,355)
Cash flows from financing activities
Net increase (decrease) in short-term debt	(156)	373	2,912
Proceeds from issuance of debt (original maturities greater than three months)	50,963	45,813	45,300
Payments on debt (original maturities greater than three months)	(44,675)	(39,606)	(47,806)
Payments to purchase common stock (Note 20)	(11,115)	(2,500)	—
Issuance (redemption) of subsidiary stock (Note 20)	—	(2,121)	1,736
Dividends paid	(597)	(397)	(186)
Other financing activities	(774)	(1,178)	(212)
Net cash provided by (used in) financing activities	(6,353)	383	1,744
Effect of exchange rate changes on cash, cash equivalents and restricted cash	54	(138)	(152)
Net increase (decrease) in cash, cash equivalents and restricted cash	(31)	(1,594)	425
Cash, cash equivalents and restricted cash at beginning of period	21,948	23,542	23,117
Cash, cash equivalents and restricted cash at end of period	$21,917	$21,948	$23,542

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$6,013	$5,376	$4,305

Reference should be made to the notes to consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Stockholders’				Noncontrolling Interests	Total Equity	Noncontrolling Interest Cruise Stock Incentive Awards (Temporary Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2021	$14	$26,542	$31,962	$(13,488)	$4,647	$49,677	$—
Net income (loss)	—	—	10,019	—	(74)	9,945	—
Other comprehensive income (loss)	—	—	—	4,219	(13)	4,206	—
Issuance (redemption) of subsidiary stock (Note 20)	—	—	—	—	1,736	1,736	—
Stock based compensation	—	526	(3)	—	—	523	—
Dividends to noncontrolling interests	—	—	—	—	(186)	(186)	—
Other	1	(7)	(41)	—	(39)	(86)	—
Balance at December 31, 2021	15	27,061	41,937	(9,269)	6,071	65,815	—
Net income (loss)	—	—	9,934	—	(226)	9,708	—
Other comprehensive income (loss)	—	—	—	1,368	(31)	1,337	—
Issuance (redemption) of subsidiary stock (Note 20)	—	—	(909)	—	(1,212)	(2,121)	—
Purchase of common stock	(1)	(1,153)	(1,347)	—	—	(2,500)	—
Stock based compensation	—	299	(5)	—	—	294	299
Cash dividends paid on common stock	—	—	(257)	—	—	(257)	—
Dividends to noncontrolling interests	—	—	(12)	—	(127)	(140)	—
Other	—	221	(90)	—	(340)	(208)	59
Balance at December 31, 2022	14	26,428	49,251	(7,901)	4,135	71,927	357
Net income (loss)	—	—	10,127	—	(287)	9,840	—
Other comprehensive income (loss)	—	—	—	(2,346)	(9)	(2,355)	—
Purchase of common stock (Note 20)	(2)	(7,686)	(3,426)	—	—	(11,115)	—
Stock based compensation	—	259	(6)	—	—	253	24
Cash dividends paid on common stock	—	—	(477)	—	—	(477)	—
Dividends to noncontrolling interests	—	—	—	—	(120)	(120)	—
Other	—	129	(77)	—	185	237	(263)
Balance at December 31, 2023	$12	$19,130	$55,391	$(10,247)	$3,903	$68,189	$118

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

Services and Other Services and other revenue primarily consists of revenue from vehicle-related service arrangements and after-sale services such as maintenance, OnStar, Super Cruise, vehicle connectivity and extended service warranties. For those service arrangements that are bundled with a vehicle sale, a portion of the revenue from the sale is allocated to the service component and recognized as deferred revenue within Accrued liabilities or Other liabilities. We recognize revenue for bundled services and services sold separately as services are performed, typically over a period of up to eight years.

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

Advertising and Promotion Expenditures Advertising and promotion expenditures, which are expensed as incurred in Automotive and other selling, general and administrative expense, were $3.6 billion, $4.0 billion and $3.3 billion in the years ended December 31, 2023, 2022 and 2021.

Research and Development Expenditures Research and development expenditures, which are expensed as incurred in Automotive and other cost of sales, were $9.9 billion, $9.8 billion and $7.9 billion in the years ended December 31, 2023, 2022 and 2021. We enter into co-development arrangements with third parties or nonconsolidated affiliates for product-related research, engineering, design and development activities. Cost sharing payments and fees related to these arrangements are presented in Automotive and other cost of sales.

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

Accounts and Notes Receivable Accounts and notes receivable primarily consists of amounts that are due and payable from our customers for the sale of vehicles, parts and accessories. We evaluate the collectability of receivables each reporting period and record an allowance for doubtful accounts to present the net amount expected to be collected on our receivables. Additions to the allowance are charged to bad debt expense reported in Automotive and other selling, general and administrative expense and were insignificant in the years ended December 31, 2023, 2022 and 2021.

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

Inventories Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business less cost to sell, and considers general market and economic conditions, periodic reviews of current profitability of vehicles, product warranty costs and the effect of estimated sales incentives. Net realizable value for off-lease and other vehicles is current auction sales proceeds less disposal and warranty costs. Inventories are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete, with a primary focus on productive material, supplies, work in process and parts and accessories.

Equipment on Operating Leases Equipment on operating leases, net primarily consists of vehicle leases to retail customers with lease terms of two to five years. We are exposed to changes in the residual values of these assets. The residual values represent estimates of the values of the leased vehicles at the end of the lease agreements and are determined based on forecasted auction proceeds when there is a reliable basis to make such a determination. Realization of the residual values is dependent on the future ability to market the vehicles under prevailing market conditions. The estimate of the residual value is evaluated over the life of the arrangement and adjustments may be made to the extent the expected value of the vehicle changes. Adjustments may be in the form of revisions to the depreciation rate or recognition of an impairment charge. A lease vehicle asset group is determined to be impaired if an impairment indicator exists and the expected future cash flows, which include estimated residual values, are lower than the carrying amount of the vehicle asset group. If the carrying amount is considered impaired, an impairment charge is recorded for the amount by which the carrying amount exceeds fair value of the vehicle asset

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
group. Fair value is determined primarily using the anticipated cash flows, including estimated residual values. In our automotive finance operations, when a leased vehicle is returned or repossessed, the asset is recorded in Other assets at the lower of amortized cost or net realizable value. Upon disposition a gain or loss is recorded in GM Financial interest, operating and other expenses for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset.

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

Property, net Property, plant and equipment, including internal use software, is recorded at cost. The gross amount of assets under finance leases is included in property, plant and equipment. Major improvements that extend the useful life or add functionality are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. We depreciate depreciable property using the straight-line method. Leasehold improvements are amortized over the period of lease or the life of the asset, whichever is shorter. The amortization of the assets under finance leases is included in depreciation expense. Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are eliminated and any resulting gain or loss is recorded in earnings. Impairment charges related to property are recorded in Automotive and other cost of sales, Automotive and other selling, general and administrative expense or GM Financial interest, operating and other expenses.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Government Incentives and Grants We receive incentives from federal, state and local governments in different regions of the world that primarily encourage us to establish, maintain, or increase investment, employment, or production in the region. We are also entitled to certain advanced manufacturing production credits under the IRA. The benefit from both refundable and nonrefundable advanced manufacturing production credits are not accounted for or classified as an income tax credit. We account for government incentives as a reduction of expense, a reduction of the cost of the capital investment or other income based on the substance of the incentive received. Benefits are generally recorded when there is reasonable assurance of receipt or, as it relates to advance manufacturing production credits, upon the generation of the credit. Amounts are recorded in earnings as the expenses in which the incentive is meant to offset are incurred, as we meet the conditions of the grant or as the capital investment is depreciated or, as it relates to advance manufacturing production credits, upon generation of the credit. At December 31, 2023, cash incentives in Cash and cash equivalents was $717 million, cash incentives receivable in Accounts and notes receivable, net of allowance was $190 million, cash incentives credited to Property, net was $480 million, cash incentives receivable in Other assets was $269 million and deferred incentive income in Other liabilities was $341 million. In the year ended December 31, 2023, we recognized $251 million in Automotive and other cost of sales associated with incentives. Current agreements expire at various dates through 2031 and we consider the risk that any amounts recognized will be returned to be remote.

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

The benefit obligation for pension plans in Canada, the United Kingdom and Germany represents 90% of the non-U.S. pension benefit obligation at December 31, 2023. The discount rates for plans in Canada, the United Kingdom and Germany are determined using a cash flow matching approach like the U.S.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Stock Incentive Plans Our stock incentive plans include RSUs, PSUs, stock options and awards that may be settled in our stock, the stock of our subsidiaries or in cash. We measure and record compensation expense based on the fair value of GM or Cruise's common stock on the date of grant for RSUs and PSUs and the grant date fair value, determined utilizing the Black-Scholes formula or a lattice model, for stock options and PSUs. We record compensation cost for service-based RSUs, PSUs and service-based stock options on a straight-line basis over the entire vesting period, or for retirement eligible employees over the requisite service period. In March 2022, all outstanding RSUs that settle in Cruise's common stock were modified to remove the liquidity vesting condition. Prospectively, RSUs that will settle in Cruise's common stock will vest solely upon satisfaction of a service condition. Compensation cost for awards that do not have an established accounting grant date, but for which the service inception date has been established, or are settled in cash is based on the fair value of GM or Cruise's common stock at the end of each reporting period. Compensation cost is also recorded on stock issued to settle awards based on the fair value of Cruise's common stock until such time that the stock has been issued for more than six months.

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

Income Taxes The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recorded in the results of operations in the period that includes the enactment date under the law. We record Global Intangible Low Tax Income (GILTI) as a current period expense when incurred. Income tax effects are released from Accumulated other comprehensive loss using the specific-identification method.

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

Gains and losses arising from foreign currency transactions and the effects of remeasurements discussed in the preceding paragraph are recorded in Automotive and other cost of sales and GM Financial interest, operating and other expenses unless related to Automotive debt, which are recorded in Interest income and other non-operating income, net. Foreign currency transactions and remeasurements in the years ended December 31, 2023, 2022 and 2021 were losses of $349 million, losses of $172 million and insignificant gains.

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

Certain foreign currency and commodity forward contracts have been designated and qualify as cash flow hedges. The risks being hedged are foreign currency and commodity price risks related to forecasted transactions. The change in the fair value of these forward contracts is recorded in Accumulated other comprehensive loss and will be recognized in Automotive net sales and revenue or Automotive and other cost of sales when the hedged transaction impacts earnings. Forward contracts designated as cash flow hedges are evaluated for effectiveness using regression analysis at inception and throughout the hedge period.

Certain receive-fixed, pay-float interest rate swap agreements have been designated and qualify as fair value hedges of our fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate. The changes in both the fair value of the hedged debt and the hedging instrument are recorded in Automotive interest expense. When a fair value hedge is de-designated, or when the derivative is terminated prior to maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is recognized in Automotive interest expense over its remaining life.

Automotive Financing - GM Financial GM Financial utilizes interest rate derivative instruments to manage interest rate risk and foreign currency derivative instruments to manage foreign currency risk. The change in fair value of the derivative instruments not designated as an accounting hedge is recorded in GM Financial interest, operating and other expenses.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

Note 3. Revenue
The following table disaggregates our revenue by major source for revenue generating segments:

	Year Ended December 31, 2023
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$136,983	$14,424	$113	$151,520	$—	$—	$(10)	$151,510
Used vehicles	954	37	—	991	—	—	—	991
Services and other	3,508	1,487	160	5,155	102	—	(100)	5,157
Automotive net sales and revenue	141,445	15,949	273	157,667	102	—	(110)	157,658
Leased vehicle income	—	—	—	—	—	7,266	—	7,266
Finance charge income	—	—	—	—	—	6,204	(18)	6,187
Other income	—	—	—	—	—	754	(23)	732
GM Financial net sales and revenue	—	—	—	—	—	14,225	(41)	14,184
Net sales and revenue	$141,445	$15,949	$273	$157,667	$102	$14,225	$(151)	$171,842

	Year Ended December 31, 2022
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$124,657	$13,993	$42	$138,692	$—	$—	$—	$138,692
Used vehicles	483	33	—	516	—	—	—	516
Services and other	3,238	1,393	134	4,765	102	—	(101)	4,766
Automotive net sales and revenue	128,378	15,420	177	143,974	102	—	(101)	143,975
Leased vehicle income	—	—	—	—	—	7,811	—	7,811
Finance charge income	—	—	—	—	—	4,521	(2)	4,519
Other income	—	—	—	—	—	435	(4)	431
GM Financial net sales and revenue	—	—	—	—	—	12,766	(6)	12,760
Net sales and revenue	$128,378	$15,420	$177	$143,974	$102	$12,766	$(107)	$156,735

	Year Ended December 31, 2021
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts and accessories	$97,515	$10,956	$14	$108,485	$—	$—	$—	$108,485
Used vehicles	545	49	—	594	—	—	—	594
Services and other	3,248	1,167	90	4,505	106	—	(100)	4,511
Automotive net sales and revenue	101,308	12,172	104	113,584	106	—	(100)	113,590
Leased vehicle income	—	—	—	—	—	9,026	—	9,026
Finance charge income	—	—	—	—	—	4,103	—	4,103
Other income	—	—	—	—	—	290	(5)	285
GM Financial net sales and revenue	—	—	—	—	—	13,419	(5)	13,414
Net sales and revenue	$101,308	$12,172	$104	$113,584	$106	$13,419	$(105)	$127,004

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales were insignificant during the years ended December 31, 2023, 2022 and 2021.

Contract liabilities in our Automotive segments primarily consist of vehicle connectivity, customer rewards programs, maintenance, extended warranty and other contracts of $5.0 billion and $3.3 billion at December 31, 2023 and 2022, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $1.4 billion and $1.3 billion related to contract liabilities during the years ended December 31, 2023 and 2022. We expect to recognize revenue of $1.8 billion, $1.4 billion and $1.9 billion in the years ending December 31, 2024, 2025 and thereafter related to contract liabilities at December 31, 2023.

Note 4. Marketable and Other Securities
The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	December 31, 2023	December 31, 2022
Cash and cash equivalents
Cash and time deposits		$8,977	$8,921
Available-for-sale debt securities
U.S. government and agencies	2	211	1,012
Corporate debt	2	1,439	2,778
Sovereign debt	2	734	1,828
Total available-for-sale debt securities – cash equivalents		2,384	5,618
Money market funds	1	7,491	4,613
Total cash and cash equivalents		$18,853	$19,153
Marketable debt securities
U.S. government and agencies	2	$3,495	$4,357
Corporate debt	2	3,274	5,147
Mortgage and asset-backed	2	589	538
Sovereign debt	2	255	2,108
Total available-for-sale debt securities – marketable securities		$7,613	$12,150
Restricted cash
Cash and cash equivalents		$277	$341
Money market funds	1	2,787	2,455
Total restricted cash		$3,064	$2,796

Available-for-sale debt securities included above with contractual maturities(a)
Due in one year or less		$3,725
Due between one and five years		5,500
Total available-for-sale debt securities with contractual maturities		$9,225
__________
(a)    Excludes mortgage and asset-backed securities of $589 million at December 31, 2023 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $2.1 billion, $1.8 billion and $1.9 billion in the years ended December 31, 2023, 2022 and 2021. Available-for-sale debt securities had net unrealized gains of $196 million in the year ended December 31, 2023 and net unrealized losses of $319 million and an insignificant amount in years ended December 31, 2022 and 2021. Cumulative unrealized losses on available-for-sale debt securities were $160 million and $344 million at December 31, 2023 and 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$18,853	$19,153
Restricted cash included in Other current assets	2,604	2,356
Restricted cash included in Other assets	460	440
Total	$21,917	$21,948

Note 5. GM Financial Receivables and Transactions

	December 31, 2023			December 31, 2022
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables	$72,729	$13,734	$86,463	$65,322	$10,988	$76,310
Less: allowance for loan losses	(2,308)	(36)	(2,344)	(2,062)	(34)	(2,096)
GM Financial receivables, net	$70,421	$13,698	$84,119	$63,260	$10,954	$74,214

Fair value of GM Financial receivables utilizing Level 2 inputs			$13,698			$10,954
Fair value of GM Financial receivables utilizing Level 3 inputs			$70,911			$62,150
__________
(a)Commercial finance receivables include dealer financing of $13.3 billion and $10.6 billion, and other financing of $476 million and $362 million at December 31, 2023 and 2022. Commercial finance receivables are presented net of dealer cash management balances of $2.6 billion and $1.9 billion at December 31, 2023 and 2022. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Years Ended December 31,
	2023	2022	2021
Allowance for loan losses at beginning of period	$2,096	$1,886	$1,978
Provision for loan losses	826	654	248
Charge-offs	(1,423)	(1,138)	(897)
Recoveries	768	686	574
Effect of foreign currency	76	9	(17)
Allowance for loan losses at end of period	$2,344	$2,096	$1,886

The allowance for loan losses as a percentage of finance receivables was 2.7% at December 31, 2023 and 2022.

Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at December 31, 2023 and 2022:

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
Prime – FICO score 680 and greater	$23,940	$15,581	$9,039	$4,926	$1,076	$320	$54,882	75.5%
Near-prime – FICO score 620 to 679	3,234	2,281	1,746	906	350	129	8,647	11.9%
Sub-prime – FICO score less than 620	3,079	2,397	1,884	1,010	573	257	9,200	12.6%
Retail finance receivables, net of fees	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year of Origination						December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
Prime – FICO score 680 and greater	$22,677	$13,399	$7,991	$2,254	$1,019	$205	$47,543	72.8%
Near-prime – FICO score 620 to 679	3,202	2,601	1,487	688	310	104	8,392	12.8%
Sub-prime – FICO score less than 620	3,211	2,746	1,604	1,051	496	280	9,388	14.4%
Retail finance receivables, net of fees	$29,090	$18,745	$11,081	$3,992	$1,824	$589	$65,322	100.0%

GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $809 million and $685 million at December 31, 2023 and 2022. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at December 31, 2023 and 2022:

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
0-to-30 days	$29,816	$19,602	$12,098	$6,533	$1,825	$599	$70,472	96.9%
31-to-60 days	318	470	415	227	130	78	1,637	2.3%
Greater-than-60 days	102	168	142	76	42	29	559	0.8%
Finance receivables more than 30 days delinquent	421	637	557	302	172	107	2,196	3.0%
In repossession	17	20	14	6	3	1	61	0.1%
Finance receivables more than 30 days delinquent or in repossession	437	657	572	308	175	108	2,257	3.1%
Retail finance receivables, net of fees	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%

	Year of Origination						December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total	Percent
0-to-30 days	$28,676	$18,128	$10,702	$3,743	$1,685	$493	$63,426	97.1%
31-to-60 days	310	452	275	184	103	69	1,393	2.1%
Greater-than-60 days	93	150	98	62	35	26	465	0.7%
Finance receivables more than 30 days delinquent	403	603	373	246	138	95	1,857	2.8%
In repossession	11	14	6	4	2	1	39	0.1%
Finance receivables more than 30 days delinquent or in repossession	414	617	380	249	140	96	1,896	2.9%
Retail finance receivables, net of fees	$29,090	$18,745	$11,081	$3,992	$1,824	$589	$65,322	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Commercial Finance Receivables GM Financial's commercial finance receivables consist of dealer financing, primarily for dealer inventory purchases, and other financing, which includes loans to commercial vehicle upfitters. For dealer financing, proprietary models are used to assign a risk rating to each dealer. GM Financial performs periodic credit reviews of each dealership and adjusts the dealership's risk rating, if necessary. The credit risk associated with other financing is limited due to the structure of the business relationships.

GM Financial's dealer risk model and risk rating categories are as follows:

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer credit risk profile by dealer risk rating at December 31, 2023 and 2022:

	Year of Origination(a)							December 31, 2023
Dealer Risk Rating	Revolving	2023	2022	2021	2020	2019	Prior	Total	Percent
I	$11,513	$279	$403	$297	$301	$75	$11	$12,879	97.1%
II	182	—	2	2	—	—	—	187	1.4%
III	152	1	15	12	—	11	—	192	1.4%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$11,846	$281	$421	$311	$301	$86	$11	$13,257	100.0%
__________
(a)Floorplan advances comprise 99.7% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2022
Dealer Risk Rating	Revolving	2022	2021	2020	2019	2018	Prior	Total	Percent
I	$9,130	$438	$356	$360	$91	$38	$18	$10,431	98.2%
II	89	—	1	—	—	—	—	91	0.9%
III	78	15	—	—	10	—	—	104	1.0%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$9,297	$453	$357	$360	$102	$38	$18	$10,625	100.0%
__________
(a)Floorplan advances comprise 99.0% of the total revolving balance. Dealer term loans are presented by year of origination.

There were no commercial finance receivables on nonaccrual status at December 31, 2023 and 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Transactions with GM Financial The following tables show transactions between our Automotive segments and GM Financial. These amounts are presented in GM Financial's consolidated balance sheets and statements of income.

	December 31, 2023	December 31, 2022
Consolidated Balance Sheets(a)
Commercial finance receivables, net due from GM consolidated dealers	$164	$187
Receivables due from Cruise	$353	$113
Subvention receivable(b)	$508	$469
Commercial loan funding payable	$55	$105

	Years Ended December 31,
	2023	2022	2021
Consolidated Statements of Income
Interest subvention earned on finance receivables	$1,234	$984	$820
Leased vehicle subvention earned	$1,537	$1,916	$2,702
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive segments made cash payments to GM Financial for subvention of $3.5 billion, $2.4 billion and $3.3 billion in the years ended December 31, 2023, 2022 and 2021.

GM Financial's Board of Directors declared and paid dividends of $1.8 billion, $1.7 billion and $3.5 billion on its common stock in the years ended December 31, 2023, 2022 and 2021.

Note 6. Inventories

	December 31, 2023	December 31, 2022
Total productive material, supplies and work in process	$7,422	$8,014
Finished product, including service parts	9,039	7,353
Total inventories	$16,461	$15,366

At December 31, 2023, inventories are reflected net of allowances totaling $2.2 billion, of which $1.9 billion is EV-related, to remeasure inventory on-hand to net realizable value.

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

Rent expense under operating leases was $346 million, $317 million and $294 million in the years ended December 31, 2023, 2022 and 2021. Variable lease costs were insignificant in the years ended December 31, 2023, 2022 and 2021. At December 31, 2023 and 2022, operating lease right of use assets in Other assets were $979 million and $1.1 billion, operating lease liabilities in Accrued liabilities were $264 million and $247 million and non-current operating lease liabilities in Other liabilities were $907 million and $967 million. Operating lease right of use assets obtained in exchange for lease obligations were $225 million and $252 million in the years ended December 31, 2023 and 2022. Our undiscounted future lease obligations related to operating leases having initial terms in excess of one year are $294 million, $239 million, $199 million, $156 million, $135 million and $310 million for the years 2024, 2025, 2026, 2027, 2028 and thereafter, with imputed interest of $161 million as of December 31, 2023. The weighted-average discount rate was 4.3% and 4.0% and the weighted-average remaining lease term was 6.0 years and 6.7 years at December 31, 2023 and 2022. Payments for operating leases included in Net cash provided by

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(used in) operating activities were $359 million, $314 million and $301 million in the years ended December 31, 2023, 2022 and 2021. Lease agreements that have not yet commenced were $597 million at December 31, 2023.

Equipment on Operating Leases

Equipment on operating leases primarily consists of leases to retail customers of GM Financial.

	December 31, 2023	December 31, 2022
Equipment on operating leases	$37,921	$40,919
Less: accumulated depreciation	(7,338)	(8,218)
Equipment on operating leases, net	$30,582	$32,701

At December 31, 2023, the estimated residual value of our leased assets at the end of the lease term was $22.7 billion.

Depreciation expense related to Equipment on operating leases, net was $4.9 billion, $4.8 billion and $6.1 billion in the years ended December 31, 2023, 2022 and 2021.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Years Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Lease receipts under operating leases	$4,817	$3,117	$1,265	$132	$3	$—	$9,334

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

	Years Ended December 31,
	2023	2022	2021
Automotive China joint ventures equity income (loss)	$446	$677	$1,098
Other joint ventures equity income (loss)(a)	327	159	203
Total Equity income (loss)	$773	$837	$1,301
__________
(a)    Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Equity earnings related to Ultium Cells Holdings LLC were $293 million in the year ended December 31, 2023.

Investments in Nonconsolidated Affiliates

	December 31, 2023	December 31, 2022
Automotive China joint ventures carrying amount	$6,373	$6,714
Ultium Cells Holdings LLC carrying amount	2,268	1,463
Other investments carrying amount	1,972	1,998
Total equity in net assets of nonconsolidated affiliates	$10,613	$10,176

The carrying amount of our investments in certain joint ventures exceeded our share of the underlying net assets by $4.2 billion and $4.3 billion at December 31, 2023 and 2022 primarily due to goodwill from the application of fresh-start reporting and the purchase of additional interests in nonconsolidated affiliates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes our direct ownership interests in our China JVs:

	December 31, 2023	December 31, 2022
Automotive China JVs
SAIC General Motors Corp., Ltd. (SGM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%	50%
SAIC General Motors Sales Co., Ltd. (SGMS)	49%	49%
SAIC GM Wuling Automobile Co., Ltd. (SGMW)	44%	44%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
SAIC GM (Shenyang) Norsom Motors Co., Ltd. (SGM Norsom)	25%	25%
SAIC GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
SAIC GM Dong Yue Powertrain Co., Ltd. (SGM DYPT)	25%	25%
Other joint ventures
SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC)	35%	35%
SAIC-GMF Leasing Co., Ltd.	35%	35%

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

Summarized Financial Data of Nonconsolidated Affiliates

	December 31, 2023			December 31, 2022
	Automotive China JVs	Others	Total	Automotive China JVs	Others	Total
Summarized Balance Sheet Data
Current assets	$15,963	$17,435	$33,398	$17,735	$17,405	$35,140
Non-current assets	11,585	11,535	23,120	12,428	10,826	23,254
Total assets	$27,548	$28,970	$56,518	$30,163	$28,231	$58,394

Current liabilities	$22,104	$15,308	$37,412	$23,267	$17,498	$40,765
Non-current liabilities	1,070	4,174	5,244	1,167	3,184	4,351
Total liabilities	$23,174	$19,482	$42,656	$24,434	$20,682	$45,116

Noncontrolling interests	$868	$—	$868	$904	$—	$904

	Years Ended December 31,
	2023	2022	2021
Summarized Operating Data
Automotive China JVs' net sales	$31,435	$35,857	$42,776
Others' net sales	4,311	2,029	2,017
Total net sales	$35,746	$37,886	$44,793

Automotive China JVs' net income	$1,122	$1,407	$2,109
Others' net income	771	426	587
Total net income	$1,893	$1,833	$2,696

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

	Years Ended December 31,
	2023	2022	2021
Automotive sales and revenue	$209	$218	$227
Automotive purchases, net	$2,766	$2,637	$1,551
Dividends received	$1,018	$1,030	$783
Operating cash flows	$(941)	$(1,133)	$(616)

	December 31, 2023	December 31, 2022
Accounts and notes receivable, net	$589	$1,089
Accounts payable	$806	$942
Undistributed earnings	$1,719	$1,918

Note 9. Property

	Estimated Useful Lives in Years	December 31, 2023	December 31, 2022
Land		$1,293	$1,307
Buildings and improvements	5-40	13,256	11,461
Machinery and equipment	3-27	37,074	33,413
Special tools	1-13	26,086	24,775
Construction in progress		8,135	7,340
Total property		85,845	78,295
Less: accumulated depreciation		(35,524)	(33,047)
Total property, net		$50,321	$45,248

The amount of capitalized software included in Property, net was $2.2 billion and $1.8 billion at December 31, 2023 and 2022. The amount of interest capitalized and excluded from Automotive interest expense related to Property, net was insignificant in the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,
	2023	2022	2021
Depreciation and amortization expense	$6,719	$6,297	$5,829
Impairment charges	$115	$12	$—
Capitalized software amortization expense(a)	$705	$614	$515
__________
(a)    Included in Depreciation and amortization expense.

Note 10. Goodwill and Intangible Assets
Goodwill of $1.9 billion consisted of $1.3 billion in GM Financial at December 31, 2023 and 2022, and $573 million and $571 million in Cruise at December 31, 2023 and 2022. In the three months ended December 31, 2023, we performed a goodwill impairment test for Cruise and determined that the goodwill was not impaired.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$749	$517	$231	$767	$564	$203
Brands	4,293	1,768	2,526	4,294	1,658	2,636
Dealer network, customer relationships and other	968	784	184	960	765	195
Total intangible assets	$6,010	$3,069	$2,941	$6,021	$2,987	$3,034

Our amortization expense related to intangible assets was $114 million, $139 million and $141 million in the years ended December 31, 2023, 2022 and 2021.

Amortization expense related to intangible assets is estimated to be approximately $159 million in each of the next five years.

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

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	December 31, 2023	December 31, 2022
Restricted cash – current	$2,398	$2,176
Restricted cash – non-current	$367	$360
GM Financial receivables, net of fees – current	$22,990	$19,896
GM Financial receivables, net of fees – non-current	$23,535	$18,748
GM Financial equipment on operating leases, net	$15,794	$18,456
GM Financial short-term debt and current portion of long-term debt	$22,088	$21,643
GM Financial long-term debt	$23,210	$20,545

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs principally include automotive related operating entities to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support and other off-balance sheet

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
arrangements. The carrying amounts of assets were approximately $2.4 billion and $1.6 billion and liabilities were insignificant related to our nonconsolidated VIEs at December 31, 2023 and 2022. Our maximum exposure to loss as a result of our involvement with these VIEs was $3.5 billion and $3.3 billion, inclusive of $0.8 billion and $1.4 billion in committed capital contributions to Ultium Cells Holdings LLC at December 31, 2023 and 2022. Our maximum exposure to loss, and required capital contributions, could vary depending on Ultium Cells Holdings LLC's requirements and access to capital. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

Note 12. Accrued and Other Liabilities

	December 31, 2023	December 31, 2022
Accrued liabilities
Dealer and customer allowances, claims and discounts	$6,065	$4,813
Deferred revenue	2,802	2,489
Product warranty and related liabilities	3,285	3,042
Payrolls and employee benefits excluding postemployment benefits	3,099	3,298
Other	12,113	11,268
Total accrued liabilities	$27,364	$24,910

Other liabilities
Deferred revenue	$5,019	$3,552
Product warranty and related liabilities	6,011	5,488
Operating lease liabilities	907	967
Employee benefits excluding postemployment benefits	518	512
Postemployment benefits including facility idling reserves	151	507
Other	3,909	3,740
Total other liabilities	$16,515	$14,767

	Years Ended December 31,
	2023	2022	2021
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$8,530	$9,774	$8,242
Warranties issued and assumed in period – recall campaigns	864	651	2,820
Warranties issued and assumed in period – product warranty	2,418	1,943	1,665
Payments	(4,009)	(4,097)	(3,249)
Adjustments to pre-existing warranties	1,462	297	315
Effect of foreign currency and other	31	(37)	(19)
Warranty balance at end of period	9,295	8,530	9,774
Less: Supplier recoveries balance at end of period(a)	646	1,184	2,039
Warranty balance, net of supplier recoveries at end of period	$8,649	$7,345	$7,735
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2023	2022	2021
Product warranty expense, net of recoveries
Warranties issued and assumed in period	$3,282	$2,593	$4,485
Supplier recoveries accrued in period	3	(261)	(2,175)
Adjustments and other	1,493	260	296
Warranty expense, net of supplier recoveries	$4,778	$2,592	$2,606

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at December 31, 2023. Refer to Note 16 for additional information.

Note 13. Debt

Automotive The following table presents debt in our automotive operations:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$134	$132	$124	$123
Unsecured debt(a)	15,842	15,911	17,340	16,323
Finance lease liabilities	437	447	381	381
Total automotive debt(b)	$16,413	$16,490	$17,844	$16,828

Fair value utilizing Level 1 inputs		$15,457		$15,971
Fair value utilizing Level 2 inputs		$1,033		$857

Available under credit facility agreements(c)		$16,446		$15,095
Weighted-average interest rate on outstanding short-term debt(d)		16.2%		6.1%
Weighted-average interest rate on outstanding long-term debt(d)		5.8%		5.8%
__________
(a)Primarily consist of senior notes.
(b)Includes net discount and debt issuance costs of $527 million and $525 million at December 31, 2023 and 2022.
(c)Excludes our 364-day, $2.0 billion facility designated for exclusive use by GM Financial.
(d)Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

In March 2023, we redeemed our $1.5 billion, 4.875% senior unsecured notes with a maturity date of October 2023 and recorded an insignificant loss.

Also, in March 2023, we renewed and reduced the total borrowing capacity of our five-year, $11.2 billion facility to $10.0 billion, which now matures March 31, 2028. We also renewed and reduced the total borrowing capacity of our three-year, $4.3 billion facility to $4.1 billion, which now matures March 31, 2026, and renewed our 364-day, $2.0 billion revolving credit facility allocated for the exclusive use of GM Financial, which now matures March 30, 2024. The renewed credit facilities are based on Term SOFR whereas the previous credit facilities were based on the London Interbank Offered Rate (LIBOR).

In October 2023, we entered into a new 364-day unsecured revolving credit facility with a borrowing capacity of $6.0 billion, which we terminated on November 24, 2023.

In November 2023, the Company entered an unsecured 364-day delayed draw term loan credit agreement that permits the Company to borrow up to $3.0 billion in the form of four term loans during an availability period that ends June 28, 2024. Amounts drawn and repaid may not be reborrowed and the final maturity date for any loans outstanding under the delayed draw credit agreement is November 27, 2024.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
GM Financial The following table presents debt of GM Financial:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$45,243	$44,971	$42,131	$41,467
Unsecured debt	60,084	59,651	54,723	52,270
Total GM Financial debt	$105,327	$104,622	$96,854	$93,738

Fair value utilizing Level 2 inputs		$102,262		$91,545
Fair value utilizing Level 3 inputs		$2,360		$2,192

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 11 for additional information on GM Financial's involvement with VIEs. GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain secured credit facilities. The weighted-average interest rate on secured debt was 5.32% at December 31, 2023. The revolving credit facilities have maturity dates ranging from 2024 to 2029 and securitization notes payable have maturity dates ranging from 2024 to 2036. At the end of the revolving period, if not renewed, the debt of revolving credit facilities will amortize over a defined period. In the year ended December 31, 2023, GM Financial renewed revolving credit facilities with total borrowing capacity of $20.8 billion and issued $23.6 billion in aggregate principal amount of securitization notes payable with an initial weighted-average interest rate of 5.60% and maturity dates ranging from 2023 to 2036.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. Senior notes outstanding at December 31, 2023 have maturity dates ranging from 2024 to 2034 and have a weighted-average interest rate of 3.82%. In the year ended December 31, 2023, GM Financial issued $11.4 billion in aggregate principal amount of senior notes with an initial weighted-average interest rate of 5.70% and maturity dates ranging from 2026 to 2034.

Unsecured credit facilities and other unsecured debt have original maturities of up to five years. The weighted-average interest rate on these credit facilities and other unsecured debt was 7.82% at December 31, 2023.

	Years Ended December 31,
	2023	2022	2021
Automotive interest expense	$911	$987	$950
Automotive Financing - GM Financial interest expense	4,685	2,881	2,546
Total interest expense	$5,596	$3,868	$3,496

The following table summarizes contractual maturities including finance leases at December 31, 2023:

	Automotive	Automotive Financing	Total
2024	$428	$38,637	$39,065
2025	2,644	22,971	25,615
2026	93	15,049	15,142
2027	1,826	8,770	10,596
2028	831	7,164	7,995
Thereafter	11,082	13,999	25,081
	$16,905	$106,590	$123,494

Compliance with Debt Covenants Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of GM Financial’s secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. GM Financial’s unsecured debt obligations contain covenants including limitations on GM Financial's ability to incur certain liens. Failure to meet certain of these requirements may result in

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability or GM Financial's ability to obtain additional borrowings. No technical defaults or covenant violations existed at December 31, 2023.

Note 14. Derivative Financial Instruments
The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	December 31, 2023			December 31, 2022
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps	2	$18,379	$75	$238	$19,950	$—	$821
Cash flow hedges
Interest rate swaps	2	2,381	17	16	1,434	34	1
Foreign currency swaps(b)	2	8,003	144	311	6,852	—	586
Derivatives not designated as hedges(a)
Interest rate contracts	2	134,683	1,573	1,997	113,975	2,268	1,984
Total derivative financial instruments(c)		$163,446	$1,809	$2,563	$142,212	$2,302	$3,392
__________
(a)The gains/losses included in our consolidated income statements and statements of comprehensive income for the years ended December 31, 2023, 2022 and 2021 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)The effect of foreign currency cash flow hedges in the consolidated statements of comprehensive income include gains of $139 million, losses of $529 million and losses of $352 million recognized in Accumulated other comprehensive loss and gains of $92 million, losses of $578 million and losses of $409 million reclassified from Accumulated other comprehensive loss into income for the years ended December 31, 2023, 2022 and 2021.
(c)GM Financial held $457 million and $553 million of collateral from counterparties available for netting against GM Financial's asset positions, and posted $1.2 billion and $1.5 billion of collateral to counterparties available for netting against GM Financial's liability positions at December 31, 2023 and 2022.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	December 31, 2023		December 31, 2022
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$3,508	$(8)	$3,048	$2
Long-term unsecured debt	30,043	1,037	25,271	779
GM Financial unsecured debt	$33,551	$1,029	$28,319	$781
__________
(a)Includes $872 million and an insignificant amount of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at December 31, 2023 and 2022.

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

The funding policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable laws and regulations or to directly pay benefit payments where appropriate. In the year ended December 31, 2023, all legal funding requirements were met. The following table summarizes contributions made to the defined benefit pension plans:

	Years Ended December 31,
	2023	2022	2021
U.S. hourly and salaried	$357	$71	$67
Non-U.S.	395	332	371
Total	$753	$403	$438

We expect to make insignificant contributions to our U.S. pension plans and up to $700 million in contributions to our non-U.S. pension plans in 2024.

Other Postretirement Benefit Plans Certain hourly and salaried defined benefit plans provide postretirement medical, dental, legal service and life insurance to eligible U.S. and Canadian retirees and their eligible dependents. Certain other non-U.S. subsidiaries have postretirement benefit plans, although most non-U.S. employees are covered by government sponsored or administered programs. We made contributions to the U.S. OPEB plans of $295 million, $335 million and $351 million in the years ended December 31, 2023, 2022 and 2021. Plan participants' contributions were insignificant in the years ended December 31, 2023, 2022 and 2021.

Defined Contribution Plans We have defined contribution plans for eligible U.S. salaried and hourly employees that provide discretionary matching contributions. Contributions are also made to certain non-U.S. defined contribution plans. We made contributions to our defined contribution plans of $742 million, $724 million and $606 million in the years ended December 31, 2023, 2022 and 2021.

Significant Plan Amendments, Benefit Modifications and Related Events

Other Remeasurements As part of our collective bargaining agreement with the UAW in 2023 we amended the U.S. Hourly Pension Plan to increase the monthly basic benefit by $5.00 a month for active plan members and to provide an annual contribution of $500 to eligible retirees and surviving spouses for the duration of the contract. These changes increased our pension obligation by $791 million.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Pension and OPEB Obligations and Plan Assets

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Change in benefit obligations
Beginning benefit obligation	$44,817	$12,582	$4,543	$60,208	$18,314	$6,124
Service cost	103	161	9	161	146	16
Interest cost	2,273	551	236	1,292	293	148
Amendments	795	17	—	—	—	—
Actuarial (gains) losses	1,185	453	204	(12,010)	(3,797)	(1,289)
Benefits paid	(4,186)	(1,001)	(371)	(4,239)	(955)	(410)
Foreign currency translation adjustments	—	453	32	—	(1,361)	(69)
Curtailments, settlements and other	(506)	(76)	48	(595)	(58)	23
Ending benefit obligation	44,481	13,140	4,701	44,817	12,582	4,543
Change in plan assets
Beginning fair value of plan assets	44,901	9,530	—	59,921	13,521	—
Actual return on plan assets	1,829	640	—	(10,258)	(2,257)	—
Employer contributions	357	395	348	71	332	387
Benefits paid	(4,186)	(1,001)	(371)	(4,239)	(955)	(410)
Foreign currency translation adjustments	—	354	—	—	(1,024)	—
Settlements and other	(614)	(99)	23	(594)	(87)	23
Ending fair value of plan assets	42,287	9,819	—	44,901	9,530	—
Ending funded status	$(2,194)	$(3,321)	$(4,701)	$84	$(3,052)	$(4,543)
Amounts recorded in the consolidated balance sheets
Non-current assets	$—	$1,557	$—	$1,557	$1,552	$—
Current liabilities	(62)	(330)	(356)	(62)	(316)	(350)
Non-current liabilities	(2,132)	(4,548)	(4,345)	(1,411)	(4,288)	(4,193)
Net amount recorded	$(2,194)	$(3,321)	$(4,701)	$84	$(3,052)	$(4,543)
Amounts recorded in Accumulated other comprehensive loss
Net actuarial loss	$(3,372)	$(2,560)	$(332)	$(1,186)	$(2,157)	$(86)
Net prior service (cost) credit	(793)	(74)	8	5	(56)	10
Total recorded in Accumulated other comprehensive loss	$(4,165)	$(2,634)	$(324)	$(1,181)	$(2,213)	$(76)

In the year ended December 31 2023, the actuarial loss included in the benefit obligations was primarily due to a decrease in the discount rates. In the year ended December 31 2022, the actuarial gain included in the benefit obligations was primarily due to an increase in the discount rates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes the total accumulated benefit obligations (ABO), the ABO and fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the projected benefit obligation (PBO) and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets:

	December 31, 2023		December 31, 2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
ABO	$44,464	$13,050	$44,798	$12,505
Plans with ABO in excess of plan assets
ABO	$44,464	$4,863	$5,668	$4,739
Fair value of plan assets	$42,287	$74	$4,214	$211
Plans with PBO in excess of plan assets
PBO	$44,481	$4,953	$5,687	$4,815
Fair value of plan assets	$42,287	$74	$4,214	$211

The following table summarizes the components of net periodic pension and OPEB expense along with the assumptions used to determine benefit obligations:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.		U.S.	Non-U.S.
Components of expense
Service cost	$173	$173	$9	$233	$157	$16	$260	$121	$18
Interest cost	2,273	551	236	1,292	293	148	1,074	236	123
Expected return on plan assets	(2,922)	(573)	—	(3,000)	(534)	—	(3,178)	(610)	—
Amortization of net actuarial (gains) losses	—	32	(23)	18	133	67	26	212	97
Curtailments, settlements and other	126	33	2	(17)	10	(5)	15	7	(6)
Net periodic pension and OPEB (income) expense	$(350)	$216	$224	$(1,474)	$59	$226	$(1,803)	$(34)	$232
Weighted-average assumptions used to determine benefit obligations(a)
Discount rate	5.12%	4.41%	5.13%	5.47%	4.85%	5.51%	2.78%	2.13%	2.97%
Weighted-average assumptions used to determine net expense(a)
Discount rate	5.37%	5.33%	5.48%	2.34%	2.98%	2.84%	1.86%	2.38%	2.24%
Expected rate of return on plan assets	6.30%	5.65%	N/A	5.38%	4.39%	N/A	5.63%	4.67%	N/A
__________
(a)    The rate of compensation increase and the cash balance interest crediting rates do not have a significant effect on our U.S. pension and OPEB plans.

The non-service cost components of the net periodic pension and OPEB income are presented in Interest income and other non-operating income, net. Refer to Note 19 for additional information.

U.S. pension plan service cost, which includes administrative expenses and Pension Benefit Guarantee Corporation premiums, were insignificant for the years ended December 31, 2023, 2022 and 2021. Weighted-average assumptions used to determine net expense are determined at the beginning of the period and updated for remeasurements. Non-U.S. pension plan administrative expenses included in service cost were insignificant in the years ended December 31, 2023, 2022 and 2021.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Assumptions

Investment Strategies and Long-Term Rate of Return Detailed periodic studies are conducted by our internal asset management group as well as outside actuaries and are used to determine the long-term strategic mix among asset classes, risk mitigation strategies and the expected long-term ROA assumptions for the U.S. pension plans. The U.S. study includes a review of alternative asset allocation and risk mitigation strategies, anticipated future long-term performance and risk of the individual asset classes that comprise the plans' asset mix. Similar studies are performed for the significant non-U.S. pension plans with the assistance of outside actuaries and asset managers. While the studies incorporate data from recent plan performance and historical returns, the expected rate of return on plan assets represents our estimate of long-term prospective rates of return.

We continue to pursue various options to fund and to manage risk in our pension plans, including continued changes to the pension asset portfolio mix to manage funded status volatility. The strategic asset mix and risk mitigation strategies for the plans are tailored specifically for each plan. Individual plans have distinct liabilities, liquidity needs and regulatory requirements. Consequently, there are different investment policies set by individual plan fiduciaries. Although investment policies and risk mitigation strategies may differ among plans, each investment strategy is considered to be appropriate in the context of the specific factors affecting each plan.

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

In December 2023, an investment policy study was completed for the U.S. pension plans. As a result, the weighted-average long-term rate of ROA remains unchanged at 6.3% at December 31, 2023 and 2022. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

Target Allocation Percentages The following table summarizes the target allocations by asset category for U.S. and non-U.S. defined benefit pension plans:

	December 31, 2023		December 31, 2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity	11%	10%	8%	10%
Debt	60%	75%	69%	75%
Other(a)	29%	15%	23%	15%
Total	100%	100%	100%	100%
__________
(a)    Primarily includes private equity, real estate and absolute return strategies, which mainly consist of hedge funds.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Assets and Fair Value Measurements The following tables summarize the fair value of U.S. and non-U.S. defined benefit pension plan assets by asset class:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Pension Plan Assets
Common and preferred stocks	$850	$—	$—	$850	$1,222	$—	$3	$1,225
Government and agency debt securities(a)	—	9,822	—	9,822	—	9,606	—	9,606
Corporate and other debt securities	—	20,957	3	20,960	—	21,816	—	21,816
Other investments, net(b)	545	(269)	328	604	125	60	254	439
Net plan assets subject to leveling	$1,395	$30,510	$331	32,236	$1,347	$31,482	$257	33,086
Plan assets measured at net asset value
Investment funds				5,322				5,124
Private equity and debt investments				2,864				3,936
Real estate investments				2,976				3,491
Total plan assets measured at net asset value				11,162				12,551
Other plan assets (liabilities), net(c)				(1,111)				(736)
Net plan assets				$42,287				$44,901

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Non-U.S. Pension Plan Assets
Common and preferred stocks	$160	$—	$—	$160	$143	$—	$—	$143
Government and agency debt securities(a)	—	2,310	—	2,310	—	2,185	—	2,185
Corporate and other debt securities	—	2,738	7	2,745	—	2,570	1	2,571
Other investments, net(b)(d)	(4)	(55)	43	(16)	24	(70)	84	38
Net plan assets subject to leveling	$156	$4,993	$50	5,199	$167	$4,685	$85	4,937
Plan assets measured at net asset value
Investment funds				3,265				3,124
Private equity and debt investments				431				483
Real estate investments				781				878
Total plan assets measured at net asset value				4,477				4,485
Other plan assets (liabilities), net(c)				143				108
Net plan assets				$9,819				$9,530
__________
(a)Includes U.S. and sovereign government and agency issues.
(b)Includes net derivative assets (liabilities).
(c)Cash held by the plans, net of amounts receivable/payable for unsettled security transactions and payables for investment manager fees, custody fees and other expenses.
(d)Level 2 Other investments, net includes Canadian repurchase agreements of approximately $137 million and $150 million at December 31, 2023 and 2022.

The activity attributable to U.S. and non-U.S. Level 3 defined benefit pension plan investments was insignificant in the years ended December 31, 2023 and 2022.

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

Benefit Payments Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our Cash and cash equivalents. The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service:

	Pension Benefits		Global OPEB Plans
	U.S. Plans	Non-U.S. Plans
2024	$4,405	$1,071	$365
2025	$4,213	$955	$361
2026	$4,110	$929	$357
2027	$3,995	$909	$353
2028	$3,846	$892	$350
2029–2033	$16,966	$4,225	$1,699

Note 16. Commitments and Contingencies

Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At December 31, 2023 and 2022, we had accruals of $1.2 billion and $1.1 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the possible loss.

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

GM Korea Subcontract Workers Litigation GM Korea Company (GM Korea) is party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 and September 2020, the Korean labor authorities issued adverse administrative orders finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed the May 2018 and September 2020 orders. Since June 2020, the Seoul High Court (an intermediate-level appellate court) ruled against GM Korea in eight subcontract worker claims. Although GM Korea has appealed these decisions to the Korea Supreme Court, GM Korea has since hired certain of its subcontract workers as full-time employees. At December 31, 2023, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $147 million. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $86 million at December 31, 2023. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

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

There are several putative class actions pending against GM in the U.S. and Canada alleging that various vehicles sold, including model year 2011–2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal, state and foreign emission standards. In July 2023, the putative class actions pending in the U.S. were dismissed with prejudice and judgment entered in favor of GM, and plaintiffs appealed the dismissal. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from these actions. GM has also faced a series of additional lawsuits in the U.S. based on these allegations, including a shareholder demand lawsuit that remains pending.

There are several putative class actions and two certified class actions pending against GM in the U.S. alleging that various 2011–2014 model year vehicles are defective because they excessively consume oil. While many of these proceedings have been dismissed or have been settled for insignificant amounts, several remain outstanding, and in October 2022, we received an adverse jury verdict in a certified class action proceeding involving three states. We do not believe that the verdict is supported by the evidence and plan to appeal. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from the putative class action proceedings and have previously accrued an immaterial amount related to one of the certified class action proceedings.

There is one putative class action and one certified class action pending against GM in the U.S. alleging that various 2015–2022 model year vehicles are defective because they are equipped with faulty 8-speed transmissions. In March 2023, the judge overseeing the class action concerning 2015–2019 model year vehicles certified 26 state subclasses. The Sixth Circuit has agreed to hear our appeal of this class certification order. The putative class action concerning 2020–2022 model year vehicles is pending in front of a different judge that has not yet addressed class certification. We have similar cases pending in Canada concerning these vehicles. In the year ended December 31, 2023, we accrued an insignificant amount in connection with these matters. We are currently unable to estimate any reasonably possible or probable material loss or range of loss that may result from these proceedings in excess of amounts accrued.

There is a class action pending against GM in the U.S., and a putative class action in Canada, alleging that 2011–2016 model year Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles are equipped with defective fuel pumps that are prone to

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
failure. In March 2023, the U.S. court certified seven state subclasses. In the year ended December 31, 2023, we accrued an insignificant amount in connection with these matters. We are currently unable to estimate any reasonably possible or probable material loss or range of loss that may result from these proceedings in excess of amounts accrued.

Beyond the class action litigations disclosed, we have several other class action litigations pending at any given time. Historically, relatively few classes have been certified in these types of cases. Therefore, we will generally only disclose specific class actions if a class is certified and we believe there is a reasonably possible material exposure to the Company.

We are currently in discussions with the EPA and other regulators regarding potential adjustments to certain prior year GHG and CAFE accounting balances. Based on progress made in these discussions, in the year ended December 31, 2023, we accrued $289 million. Through December 31, 2023, the total costs expensed in connection with these matters were $450 million, which represents our current best estimate of the probable loss related to these matters. We are currently unable to provide an estimate of any loss in excess of amounts incurred, but such loss may be material.

Indirect tax-related matters are being evaluated globally pertaining to value added taxes, customs, duties, sales tax, property taxes and other non-income tax-related tax exposures. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. For indirect tax-related matters, we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $1.9 billion at December 31, 2023.

Takata Matters In November 2020, NHTSA directed that we replace the Takata Corporation (Takata) airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and SUVs, and we decided not to contest NHTSA's decision. While we have already begun the process of executing the recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the year ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy. In the year ended December 31, 2023, we reduced our accrual by an insignificant amount based on the actual costs incurred to-date. At December 31, 2023, our remaining accrual for these matters was $609 million, and we believe the currently accrued amount remains reasonable.

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

There are several putative class actions that have been filed against GM, including in the U.S., Canada and Mexico, arising out of allegations that airbag inflators manufactured by Takata are defective. In March 2023, a U.S. court overseeing one of the putative class actions issued a final judgment in favor of GM on all claims in eight states at issue in that proceeding. Plaintiffs have appealed this decision. In August 2023, the U.S. court granted class certification as to a Louisiana claim, but denied certification as to seven other states. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of reasonably possible material loss.

ARC Matters In May 2023, we initiated a voluntary recall covering nearly one million 2014–2017 model year Buick Enclave, Chevrolet Traverse and GMC Acadia SUVs equipped with driver front airbag inflators manufactured by ARC Automotive, Inc. (ARC), and accrued an insignificant amount for the expected costs of the recall. As part of its ongoing investigation into ARC airbag inflators, on September 5, 2023, NHTSA issued an initial decision that approximately 52 million frontal driver and passenger airbag inflators manufactured by ARC and Delphi Automotive Systems LLC over a roughly 20-year period contain a safety-related defect and must be recalled. NHTSA’s initial decision is based on the occurrence of seven field ruptures involving ARC-manufactured frontal airbag inflators. We are continuing to investigate the cause of the ruptures in GM vehicles in connection with our existing recalls. The administrative record for NHTSA’s investigation closed on December 18, 2023, and we are waiting for NHTSA to issue its final decision. As indicated in GM's filed comment in the record, we do not believe that further GM vehicle recalls are necessary or appropriate at this time. However, depending on the outcome of the dispute between NHTSA and ARC, and the possibility of additional recalls, the cost of which may not be fully recoverable, it is reasonably possible that the costs associated with these matters in excess of amounts accrued could be material, but we are unable to provide an estimate of the amounts or range of reasonably possible material loss at this time.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Chevrolet Bolt Recall In July 2021, we initiated a voluntary recall for certain 2017–2019 model year Chevrolet Bolt EVs due to the risk that two manufacturing defects present in the same battery cell could cause a high voltage battery fire in certain of these vehicles. After further investigation into the manufacturing processes at our battery supplier, LG Energy Solution (LGES), and disassembling battery packs, we determined that the risk of battery cell defects was not confined to the initial recall population. As a result, in August 2021, we expanded the recall to include all 2017–2022 model year Chevrolet Bolt EV and Chevrolet Bolt Electric Utility Vehicles (EUVs). LG Electronics, Inc. (LGE) and LGES (collectively, LG), have agreed to reimburse GM for certain costs and expenses associated with the recall. The commercial negotiations with LG also resolved other commercial matters associated with our Ultium Cells Holdings LLC joint venture with LGES. Accordingly, through December 31, 2023, we have accrued a total of $2.6 billion and recognized receivables totaling $1.6 billion in connection with these matters. At December 31, 2023, our remaining accrual for these matters was $0.6 billion. These charges reflect our current best estimate for the cost of the recall remedy, which includes non-traditional recall remedies provided by GM to enhance customer satisfaction. The actual costs of the recall could be materially higher or lower.

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

Product Liability We recorded liabilities of $615 million and $561 million in Accrued liabilities and Other liabilities at December 31, 2023 and 2022, for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. We believe that any judgment against us involving our products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2024 to 2028, or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on royalties received associated with vehicles sold to date were $3.5 billion and $3.1 billion for these guarantees at December 31, 2023 and 2022, the majority of which relates to the indemnification agreements.

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

Credit Cards Credit card programs offer rebates that can be applied primarily against the purchase or lease of our vehicles. At December 31, 2023 and 2022, our redemption liability was insignificant, our deferred revenue was $384 million and $353 million, and qualified cardholders had rebates available, net of deferred program revenue, of $1.2 billion and $1.1 billion. Our redemption liability and deferred revenue are recorded in Accrued liabilities and Other liabilities.

Supplier Finance Programs Third-party finance providers offer certain suppliers the option for payment in advance of their invoice due date through financing programs that we established. We retain our obligation to the participating suppliers, and we make payments directly to the third-party finance providers on the original invoice due date pursuant to the original invoice terms. There are no assets pledged as security or other forms of guarantees provided for committed payments. Our outstanding eligible balances under our supplier finance programs were $1.3 billion and $852 million at December 31, 2023 and 2022, which are recorded in Accounts payable (principally trade).

Note 17. Income Taxes

	Years Ended December 31,
	2023	2022	2021
U.S. income (loss)	$6,388	$9,454	$9,513
Non-U.S. income (loss)	3,535	1,306	1,902
Income (loss) before income taxes and equity income (loss)	$9,924	$10,760	$11,415

	Years Ended December 31,
	2023	2022	2021
Current income tax expense (benefit)
U.S. federal	$240	$389	$20
U.S. state and local	490	368	142
Non-U.S.	874	707	395
Total current income tax expense (benefit)	1,605	1,464	557
Deferred income tax expense (benefit)
U.S. federal	(120)	263	1,699
U.S. state and local	(43)	109	229
Non-U.S.	(878)	53	286
Total deferred income tax expense (benefit)	(1,041)	425	2,214
Total income tax expense (benefit)	$563	$1,888	$2,771

The Non-U.S. deferred income tax benefit in the year ended December 31, 2023 relates primarily to the release of a valuation allowance in Korea.

Provisions are made for estimated U.S. and non-U.S. income taxes which may be incurred on the reversal of our basis differences in investments in foreign subsidiaries and corporate joint ventures not deemed to be indefinitely reinvested. Taxes have not been provided on basis differences in investments primarily as a result of earnings in foreign subsidiaries which are deemed indefinitely reinvested of $4.3 billion and $3.5 billion at December 31, 2023 and 2022. We have indefinitely reinvested basis differences related to investments in non-consolidated China JVs of $3.4 billion at December 31, 2023 and 2022 as a result of fresh-start reporting. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2023	2022	2021
Income tax expense at U.S. federal statutory income tax rate	$2,084	$2,260	$2,397
State and local tax expense (benefit)	348	388	301
Non-U.S. income taxed at other than the U.S. federal statutory tax rate	203	32	36
U.S. tax impact on Non-U.S. income and activities	(62)	5	129
Change in valuation allowances	(1,061)	(392)	665
Change in tax laws	25	78	(93)
General business credits and manufacturing incentives	(966)	(829)	(492)
Settlements of prior year tax matters	23	—	11
Realization of basis differences in affiliates	—	209	(295)
Foreign currency remeasurement	(62)	36	28
Other adjustments	31	102	84
Total income tax expense (benefit)	$563	$1,888	$2,771

Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2023 and 2022 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured based on tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2023	December 31, 2022
Deferred tax assets
Postretirement benefits other than pensions	$1,119	$1,120
Pension and other employee benefit plans	1,522	997
Warranties, dealer and customer allowances, claims and discounts	3,684	4,341
U.S. capitalized research expenditures	9,879	8,851
U.S. operating loss and tax credit carryforwards(a)	6,033	5,861
Non-U.S. operating loss and tax credit carryforwards(b)	6,204	6,296
Miscellaneous	5,121	2,773
Total deferred tax assets before valuation allowances	33,562	30,240
Less: valuation allowances	(6,979)	(7,744)
Total deferred tax assets	26,583	22,495
Deferred tax liabilities
Property, plant and equipment	4,233	1,957
Intangible assets	699	707
Total deferred tax liabilities	4,932	2,664
Net deferred tax assets	$21,651	$19,832
__________
(a)    At December 31, 2023, U.S. operating loss deferred tax assets were $404 million, where $129 million can be carried forward indefinitely and $275 million will expire by 2041, if not utilized. At December 31, 2023, U.S. tax credit carryforwards were $5.6 billion, where $405 million can be carried forward indefinitely and $5.2 billion will expire by 2043, if not utilized.
(b)    At December 31, 2023, Non-U.S. operating loss deferred tax assets were $6.1 billion, where $5.2 billion can be carried forward indefinitely and $876 million will expire by 2039 if not utilized. At December 31, 2023, Non-U.S. tax credit carryforwards were $135 million, where $109 million can be carried forward indefinitely and $26 million will expire by 2042, if not utilized.

Valuation Allowances As a result of improving profitability in the Korean operating business evidenced by cumulative earnings in recent years and the completion of our near-and long-term business plans in the three months ended December 31, 2023 that forecast continuing profitability, we determined that it was more likely than not that future earnings will be sufficient

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
to realize the deferred tax assets in Korea. Accordingly, we released Korea's $870 million valuation allowance resulting in an income tax benefit.

During the years ended December 31, 2023 and 2022, valuation allowances against deferred tax assets of $7.0 billion and $7.7 billion were comprised of cumulative losses, credits and other timing differences, primarily in Germany, Spain, the U.S. and Brazil.

Uncertain Tax Positions The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$520	$634	$1,086
Additions to current year tax positions	45	12	22
Additions to prior years' tax positions	72	14	46
Reductions to prior years' tax positions	(15)	(98)	(473)
Reductions in tax positions due to lapse of statutory limitations	(19)	(20)	(17)
Settlements	(18)	(10)	(26)
Other	—	(12)	(4)
Balance at end of period	$585	$520	$634

At December 31, 2023 and 2022, there were $386 million and $356 million of unrecognized tax benefits that if recognized would favorably affect our effective tax rate in the future. In the years ended December 31, 2023, 2022 and 2021, income tax related interest and penalties were insignificant. At December 31, 2023 and 2022, liabilities for income tax related interest and penalties were insignificant.

At December 31, 2023, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

Other Matters Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2011 to 2023 with various significant tax jurisdictions. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Years Ended December 31,
	2023	2022	2021
Balance at beginning of period	$520	$285	$352
Additions, interest accretion and other	1,831	522	216
Payments	(1,597)	(275)	(278)
Revisions to estimates and effect of foreign currency	25	(12)	(5)
Balance at end of period	$779	$520	$285

In the years ended December 31, 2023 and 2022, restructuring and other initiatives included strategic activities in GMNA related to Buick dealerships. We recorded charges of $569 million in the year ended December 31, 2023, which are included in the table above, and incurred $674 million in net cash outflows resulting from these dealer restructurings, in addition to the charges of $511 million and net cash outflows of $120 million in the year ended December 31, 2022. The remaining $286 million is expected to be paid by the end of 2024.

In March 2023, we announced a VSP to accelerate attrition related to the cost reduction program announced in January 2023. We recorded charges in GMNA of $1.0 billion in the year ended December 31, 2023, primarily related to employee separation charges of $905 million, which are reflected in the table above, and non-cash pension curtailment and settlement charges of approximately $130 million, not reflected in the table above. We incurred $820 million of cash outflows resulting from the VSP. We expect remaining cash outflows related to these activities of approximately $85 million to be complete during 2024.

In October 2023, Cruise voluntarily paused all of its driverless, supervised and manual AV operations in the U.S. while it examines its processes, systems and tools. In conjunction with these actions, Cruise recorded charges before noncontrolling interest of $529 million in the year ended December 31, 2023, primarily related to supplier related charges of $212 million and employee separation charges of $67 million, both of which are included in the table above. Additionally, Cruise recorded non-cash restructuring charges of $250 million primarily related to impairments, which are not reflected in the table above. We expect the associated cashflows related to these activities to be substantially complete by the end of 2024. At December 31, 2023, the net book value of Cruise's long-lived assets, inclusive of goodwill and intangibles, was $1.4 billion which may be subject to future impairments depending on future progress toward commercialization of the Cruise AV operations.

Note 19. Interest Income and Other Non-Operating Income

	Years Ended December 31,
	2023	2022	2021
Non-service pension and OPEB income (loss)	$184	$1,512	$1,909
Interest income	1,109	460	146
Licensing agreements income	172	238	195
Revaluation of investments	(77)	(236)	571
Other	149	(542)	220
Total interest income and other non-operating income, net	$1,537	$1,432	$3,041

In the year ended December 31, 2022, we shut down our Russia business and recorded a $657 million charge, included in Other in the table above, to write off our net investment and release accumulated translation losses into earnings.

Note 20. Stockholders’ Equity and Noncontrolling Interests

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at December 31, 2023 and 2022. We had 1.2 billion and 1.4 billion shares of common stock issued and outstanding at December 31, 2023 and 2022.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our dividends declared per common share were $0.36 and $0.18 and our total dividends paid on common stock were $477 million and $257 million for the years ended December 31, 2023 and 2022. Dividends were not declared or paid on our common stock for the year ended December 31, 2021. Holders of common stock are entitled to one vote per share on all matters submitted to our stockholders for a vote. The liquidation rights of holders of our common stock are secondary to the payment or provision for payment of all our debts and liabilities and to holders of our preferred stock, if any such shares are then outstanding.

In November 2023, our Board of Directors increased the capacity under our share repurchase program by $10.0 billion to an aggregate of $11.4 billion and we entered into the ASR Agreements to repurchase an aggregate amount of $10.0 billion of our common stock under the authorized share repurchase program. On December 1, 2023, we advanced the $10.0 billion and received approximately 215 million shares of our common stock with a value of $6.8 billion, which were immediately retired. The final number of shares to ultimately be purchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. Upon final settlement, we may receive additional shares of common stock, or, under certain circumstances, we may be required to deliver shares of common stock or to make a cash payment, at our election. The final settlement of the transactions contemplated under the ASR Agreements is scheduled to occur no later than the three months ending December 31, 2024. Because of our ability to settle in shares, the $3.2 billion prepaid forward contract was classified as a reduction to Additional paid-in capital within the consolidated statement of equity.

In the year ended December 31, 2023, we purchased approximately 245 million shares of our outstanding common stock for $7.9 billion, including the initial delivery under the ASR Agreements of approximately 215 million shares at a value of $6.8 billion. In the year ended December 31, 2022, we purchased approximately 64 million shares of our outstanding common stock for $2.5 billion. In the year ended December 31, 2021, we did not purchase any shares of our outstanding common stock. Shares are immediately retired upon purchase and the amount of the purchase price over par is allocated on a pro-rata basis, subject to the availability of paid-in capital calculated on a per-share basis, between Additional paid-in capital and Retained earnings.

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

Cruise Common Shares During the years ended December 31, 2023 and 2022, Cruise Holdings issued approximately $0.4 billion and $0.8 billion of Class B Common Shares to net settle vested awards under Cruise's 2018 Employee Incentive Plan and issued approximately $0.2 billion and $0.5 billion of Class B Common Shares, primarily to us, to fund the payment of statutory tax withholding obligations resulting from the settlement or exercise of vested awards. GM conducted quarterly tender offers and paid approximately $0.3 billion and $0.6 billion in cash to purchase tendered Cruise Class B Common Shares during the years ended December 31, 2023 and 2022. The Class B Common Shares are classified as noncontrolling interests in our consolidated financial statements except for certain shares that are liability classified that have a recorded value of approximately $42 million and $60 million at December 31, 2023 and 2022. Refer to Note 22 for additional information on Cruise stock incentive awards.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During the years ended December 31, 2023 and 2022, the effect on the equity attributable to us for changes in our ownership interest in Cruise was insignificant. For the year ended December 31, 2023, net income attributable to shareholders and transfers to the noncontrolling interest in Cruise and other subsidiaries was $10.3 billion. For the year ended December 31, 2022, net income attributable to shareholders and transfers to the noncontrolling interest in Cruise and other subsidiaries was $9.2 billion, which included a $0.7 billion decrease in equity attributable to us, mainly due to the redemption of Cruise preferred shares.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Years Ended December 31,
	2023	2022	2021
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,776)	$(2,654)	$(2,735)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)(c)	319	(123)	81
Balance at end of period	$(2,457)	$(2,776)	$(2,654)
Defined Benefit Plans
Balance at beginning of period	$(4,851)	$(6,528)	$(10,654)
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment(a)	(3,706)	1,487	4,714
Tax benefit (expense)	838	2	(906)
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment, net of tax(a)	(2,868)	1,488	3,808
Reclassification adjustment, net of tax(c)	54	188	318
Other comprehensive income (loss), net of tax	(2,814)	1,677	4,126
Balance at end of period(d)	$(7,665)	$(4,851)	$(6,528)
__________
(a)    The noncontrolling interests were insignificant in the years ended December 31, 2023, 2022 and 2021.
(b)    The reclassification adjustment was insignificant in the years ended December 31, 2023, 2022 and 2021.
(c)    The income tax effect was insignificant in the years ended December 31, 2023, 2022 and 2021.
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

	Years Ended December 31,
	2023	2022	2021
Basic earnings per share
Net income (loss) attributable to stockholders	$10,127	$9,934	$10,019
Less: cumulative dividends on subsidiary preferred stock(a)	(106)	(1,019)	(182)
Net income (loss) attributable to common stockholders	$10,022	$8,915	$9,837

Weighted-average common shares outstanding	1,364	1,445	1,451

Basic earnings per common share	$7.35	$6.17	$6.78
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$10,022	$8,915	$9,837

Weighted-average common shares outstanding – basic	1,364	1,445	1,451
Dilutive effect of warrants and awards under stock incentive plans	6	10	17
Weighted-average common shares outstanding – diluted	1,369	1,454	1,468

Diluted earnings per common share	$7.32	$6.13	$6.70

Potentially dilutive securities(b)	23	10	2
__________
(a)    Includes a $909 million deemed dividend related to the redemption of Cruise preferred shares from SoftBank and an insignificant amount in participating securities income from a subsidiary for the year ended December 31, 2022.
(b)    Potentially dilutive securities attributable to outstanding stock options at December 31, 2023, 2022 and 2021 and RSUs at December 31, 2023 and 2022, were excluded from the computation of diluted EPS because the securities would have had an antidilutive effect.

Note 22. Stock Incentive Plans
GM Stock Incentive Awards We grant to certain employees RSUs, PSUs and stock options (collectively, stock incentive awards) under our 2020 LTIP and prior to the 2020 LTIP, under our 2017 and 2014 LTIP. The 2020 LTIP was approved by stockholders in June 2020. Any new awards granted after the approval of the 2020 LTIP in June 2020 will be issued under the 2020 LTIP. To the extent any shares remain available for issuance under the 2017 LTIP and/or the 2014 LTIP, such shares will only be used to settle outstanding awards that were previously granted under such plans prior to June 2020. Shares awarded under the plans are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plans such as retirement, death or disability.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
Units outstanding at January 1, 2023	34.1	$27.62	0.8
Granted	14.3	$33.54
Settled	(5.8)	$38.66
Forfeited or expired	(2.7)	$36.55
Units outstanding at December 31, 2023(a)	39.9	$27.53	0.9
__________
(a)     Includes the target amount of PSUs.

Our weighted-average assumptions used to value our stock options are a dividend yield of 1.90%, 1.60% and 1.67%, expected volatility of 34.0%, 41.0% and 47.8%, a risk-free interest rate of 3.70%, 1.88% and 0.76%, and an expected option life of 6.00 years for options issued during the years ended December 31, 2023, 2022 and 2021. The expected volatility is based on the average of the implied volatility of publicly traded options for our common stock.

Total compensation expense related to the above awards was $340 million, $419 million and $391 million in the years ended December 31, 2023, 2022 and 2021.

At December 31, 2023, the total unrecognized compensation expense for nonvested equity awards granted was $249 million. This expense is expected to be recorded over a weighted-average period of 1.4 years. The total fair value of stock incentive awards vested was $425 million, $307 million and $258 million in the years ended December 31, 2023, 2022 and 2021.

Cruise Stock Incentive Awards Cruise granted RSUs that will settle in common shares of Cruise Holdings in the years ended December 31, 2023, 2022 and 2021. Stock options were granted in common shares of Cruise Holdings in the years ended December 31, 2022 and 2021. These awards were granted under Cruise's 2018 Employee Incentive Plan approved by Cruise Holdings' Board of Directors in August 2018. Shares awarded under the plan are subject to forfeiture if the participant leaves the company for reasons other than those permitted under the plan. In March 2022, Cruise modified its RSUs that settle in Cruise Class B Common Shares to remove the liquidity vesting condition such that all granted RSU awards vest solely upon satisfaction of a service condition. The service condition for the majority of these awards is satisfied over four years. Upon modification, 31 million RSUs whose service condition was previously met became immediately vested, thereby resulting in the immediate recognition of compensation expense. Subsequent to the modification, holders of Cruise Class B Common Shares issued to settle vested awards could tender their shares generally at the fair value of Cruise’s common stock. The ability to tender the Class B Common Shares results in certain awards to be classified as liabilities and other awards to be presented in temporary equity. Stock options vest ratably over four to 10 years, as defined in the terms of each award. Stock options expire up to 10 years from the grant date. During the year ended December 31, 2023, 14.6 million stock options were forfeited. At December 31, 2023, 9.8 million equity classified vested stock options with a 2.8 year weighted-average remaining contractual term are outstanding.

Total compensation expense related to Cruise Holdings' share-based awards was $0.4 billion, $1.6 billion and an insignificant amount for the years ended December 31, 2023, 2022 and 2021. Compensation expense for the year ended December 31, 2022, when excluding the compensation expense for the period April 1, 2022 through December 31, 2022, primarily represents the impact of the modification to outstanding awards. GM conducted quarterly tender offers and paid approximately $0.3 billion and $0.6 billion in cash to settle tendered Cruise Class B Common Shares during the years ended December 31, 2023 and 2022. No cash was paid to settle share-based awards for the three months ended March 31, 2022. Total unrecognized compensation expense for Cruise Holdings’ nonvested share-based awards granted was $0.7 billion at December 31, 2023. The expense related to share-based awards is expected to be recorded over a weighted-average period of 2.9 years.

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

The following tables summarize key financial information by segment:

	At and For the Year Ended December 31, 2023
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$141,445	$15,949	$273		$157,667	$102	$14,225	$(151)	$171,842
Earnings (loss) before interest and taxes-adjusted	$12,306	$1,210	$(1,413)		$12,103	$(2,695)	$2,985	$(35)	$12,357
Adjustments(a)	$(1,604)	$217	$—		$(1,387)	$(478)	$—	$—	(1,865)
Automotive interest income									1,109
Automotive interest expense									(911)
Net income (loss) attributable to noncontrolling interests									(287)
Income (loss) before income taxes									10,403
Income tax benefit (expense)									(563)
Net income (loss)									9,840
Net loss (income) attributable to noncontrolling interests									287
Net income (loss) attributable to stockholders									$10,127
Equity in net assets of nonconsolidated affiliates	$2,595	$6,348	$—	$—	$8,943	$—	$1,670	$—	$10,613
Goodwill and intangibles	$2,083	$710	$—	$—	$2,793	$715	$1,354	$—	$4,862
Total assets	$155,908	$26,225	$41,271	$(82,858)	$140,546	$4,555	$130,780	$(2,817)	$273,064
Expenditures for property	$10,147	$522	$15	$—	$10,684	$63	$24	$198	$10,970
Depreciation and amortization	$6,146	$589	$21	$—	$6,755	$38	$4,944	$—	$11,737
Impairment charges	$—	$—	$—	$—	$—	$209	$—	$—	$209
Equity income (loss)(b)	$196	$440	$—	$—	$635	$—	$138	$—	$773
__________
(a)    Consists of charges related to the VSP and strategic activities related to Buick dealerships in GMNA; the gain associated with India asset sales and the partial resolution of Korean subcontractor matters in GMI; and charges related to Cruise restructuring.
(b)    Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Equity earnings related to Ultium Cells Holdings LLC were $293 million in the year ended December 31, 2023.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Automotive revenue is attributed to geographic areas based on the country of sale. GM Financial revenue is attributed to the geographic area where the financing is originated. The following table summarizes information concerning principal geographic areas:

	At and For the Years Ended December 31,
	2023		2022		2021
	Net Sales and Revenue	Long-Lived Assets	Net Sales and Revenue	Long-Lived Assets	Net Sales and Revenue	Long-Lived Assets
Automotive
U.S.	$127,472	$34,142	$116,798	$30,201	$92,771	$27,192
Non-U.S.	30,186	16,054	27,177	14,907	20,819	13,771
GM Financial
U.S.	12,133	27,397	11,035	29,411	11,712	34,452
Non-U.S.	2,051	3,309	1,725	3,431	1,702	3,629
Total consolidated	$171,842	$80,903	$156,735	$77,950	$127,004	$79,044

No individual country other than the U.S. represented more than 10% of our total net sales and revenue or long-lived assets, other than Mexico, whose long-lived assets were approximately 12%, 11% and 10% of our total long-lived assets at December 31, 2023, 2022 and 2021.

Note 24. Supplemental Information for the Consolidated Statements of Cash Flows
The following table summarizes the sources (uses) of cash provided by Change in other operating assets and liabilities and Cash paid for income taxes and interest:

Change in other operating assets and liabilities	Years Ended December 31,
	2023	2022	2021
Accounts receivable	$1,183	$(4,483)	$493
Wholesale receivables funded by GM Financial, net	(2,982)	(5,000)	2,854
Inventories	(757)	(2,581)	(3,155)
Change in other assets	(685)	(248)	(1,418)
Accounts payable	(398)	6,144	(1,166)
Income taxes payable	(121)	273	(95)
Accrued and other liabilities	5,582	2,918	(879)
Total	$1,822	$(2,977)	$(3,366)

Cash paid for income taxes and interest
Cash paid for income taxes, net	$1,726	$1,191	$652
Cash paid for interest (net of amounts capitalized) – Automotive	$863	$933	$884
Cash paid for interest (net of amounts capitalized) – GM Financial	4,652	2,673	2,519
Total cash paid for interest (net of amounts capitalized)	$5,515	$3,606	$3,403

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2023 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2023, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2023. Based on management's assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Item 9B. Other Information
None.

*  *  *  *  *  *  *

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

*  *  *  *  *  *  *

PART III

Items 10, 11, 12, 13 and 14

Information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2023 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except disclosure of our executive officers, which is included in Part I, Item 1 of this report.

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
Incorporated by Reference
10.7*	Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of General Motors Company filed April 21, 2016	Incorporated by Reference
10.8*	General Motors Company 2017 Short-Term Incentive Plan, incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2018	Incorporated by Reference
10.9*	General Motors Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of General Motors Company filed June 16, 2017	Incorporated by Reference
10.10*
Form of Performance Share Unit Award Agreement under the General Motors Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed May 6, 2020
Incorporated by Reference
10.11*
Form of Non-Qualified Stock Option Award Agreement No. 1 under the General Motors Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Motors Company filed April 26, 2018
Incorporated by Reference
10.12*
Form of Non-Qualified Stock Option Award Agreement No. 2 under the General Motors Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Motors Company filed May 6, 2020
Incorporated by Reference
10.13*	Amended and Restated General Motors LLC U.S. Executive Severance Program, incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of General Motors Company filed February 6, 2019	Incorporated by Reference
10.14*	Form of Time Sharing Agreement, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Motors Company filed October 29, 2019	Incorporated by Reference
10.15*
The General Motors Company Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of General Motors Company filed February 5, 2020
Incorporated by Reference
10.16*	General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of General Motors Company filed June 25, 2020	Incorporated by Reference
10.17*	Amendment No. 1 to the General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Appendix B of the Definitive Proxy Statement of General Motors Company filed April 28, 2023	Incorporated by Reference
10.18*
Form of Performance Share Unit Award Agreement No.1 under the General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company filed May 5, 2021
Incorporated by Reference
10.19*
Form of Performance Share Unit Award Agreement No.3 under the General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company, filed April 27, 2022
Incorporated by Reference
10.20*
Form of Non-Qualified Stock Option Award Agreement No. 1 under the General Motors Company 2020 Long- Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Motors Company filed May 5, 2021
Incorporated by Reference
10.21*
Form of Non-Qualified Stock Option Award Agreement No.2 under the General Motors Company 2020 Long-Term Incentive Plan incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Motors Company, filed April 27, 2022
Incorporated by Reference
10.22*
Form of Restricted Stock Unit Award Agreement No. 1 under the General Motors Company 2020 Long-Term Incentive Plan incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of General Motors Company, filed February 10, 2021
Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.23*
Form of Restricted Stock Unit Award Agreement No. 2 under the General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company, filed October 24, 2023
Incorporated by Reference
10.24*	Form of Restricted Stock Unit Award Agreement No. 3 under the General Motors Company 2020 Long-Term Incentive Plan	Filed Herewith
10.25†
Fourth Amended and Restated 5-Year Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed March 31, 2023
Incorporated by Reference
10.26†
Fifth Amended and Restated 3-Year Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed March 31, 2023
Incorporated by Reference
10.27†
Fifth Amended and Restated 364-Day Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Company filed March 31, 2023
Incorporated by Reference
10.28†
364-Day Delayed Draw Term Loan Credit Agreement, dated November 29, 2023, among General Motors Company, the several lenders from time to time parties thereto, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed November 29, 2023
Incorporated by Reference
10.29
Eighth Amended and Restated Limited Liability Company Agreement of GM Cruise Holdings LLC, dated March 18, 2022, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Motors Company filed July 26, 2022
Incorporated by Reference
10.30
Form of Master Confirmation - Uncollared Accelerated Share Repurchase, dated November 29, 2023, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed November 29, 2023
Incorporated by Reference
19	General Motors Company Amended and Restated Insider Trading Policy, dated March 9, 2023	Filed Herewith
21	Subsidiaries and Joint Ventures of the Registrant as of December 31, 2023	Filed Herewith
23	Consent of Ernst & Young LLP	Filed Herewith
24	Power of Attorney for Directors of General Motors Company	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
97	General Motors Company Amended and Restated Policy on Recoupment of Incentive Compensation, dated August 14, 2023	Filed Herewith
101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Income Statements, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) Notes to the Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
__________

†	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this Report.
*  *  *  *  *  *  *

Item 16. Form 10-K Summary

None.
*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ MARY T. BARRA
Mary T. Barra Chair and Chief Executive Officer
Date:	January 30, 2024

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 30th day of January 2024 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ MARY T. BARRA	Chair and Chief Executive Officer
Mary T. Barra

/s/ PAUL A. JACOBSON	Executive Vice President and Chief Financial Officer
Paul A. Jacobson

/s/ CHRISTOPHER T. HATTO	Vice President, Global Business Solutions and Chief
Christopher T. Hatto	Accounting Officer

/s/ PATRICIA F. RUSSO*	Independent Lead Director
Patricia F. Russo

/s/ ANEEL BHUSRI*	Director
Aneel Bhusri

/s/ WESLEY G. BUSH*	Director
Wesley G. Bush

/s/ JOANNE C. CREVOISERAT*	Director
Joanne C. Crevoiserat

/s/ LINDA R. GOODEN*	Director
Linda R. Gooden

/s/ JOSEPH JIMENEZ*	Director
Joseph Jimenez

/s/ JONATHAN MCNEILL*	Director
Jonathan McNeill

/s/ JUDITH A. MISCIK*	Director
Judith A. Miscik

/s/ THOMAS M. SCHOEWE*	Director
Thomas M. Schoewe

/s/ MARK A. TATUM*	Director
Mark A. Tatum

/s/ JAN E. TIGHE*	Director
Jan E. Tighe

/s/ DEVIN N. WENIG*	Director
Devin N. Wenig

*By:	/s/ CRAIG B. GLIDDEN
Craig B. Glidden
Attorney-in-Fact