Form 10-Q
period 2024-03-31
General Motors Co
filed 2024-04-23
CIK 1467858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 12, 2024 there were 1,140,958,039 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net sales and revenue
Automotive	$39,212	$36,646
GM Financial	3,802	3,339
Total net sales and revenue (Note 2)	43,014	39,985
Costs and expenses
Automotive and other cost of sales	33,996	32,247
GM Financial interest, operating and other expenses	3,106	2,612
Automotive and other selling, general and administrative expense	2,175	2,547
Total costs and expenses	39,277	37,407
Operating income (loss)	3,738	2,578
Automotive interest expense	219	234
Interest income and other non-operating income, net	302	409
Equity income (loss) (Note 7)	(105)	21
Income (loss) before income taxes	3,715	2,775
Income tax expense (benefit) (Note 14)	762	428
Net income (loss)	2,953	2,346
Net loss (income) attributable to noncontrolling interests	27	49
Net income (loss) attributable to stockholders	$2,980	$2,395

Net income (loss) attributable to common stockholders	$2,970	$2,369

Earnings per share (Note 17)
Basic earnings per common share	$2.57	$1.70
Weighted-average common shares outstanding – basic	1,155	1,396
Diluted earnings per common share	$2.56	$1.69
Weighted-average common shares outstanding – diluted	1,162	1,402

Dividends declared per common share	$0.12	$0.09

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income (loss)	$2,953	$2,346
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	(335)	148
Defined benefit plans	76	(35)
Other comprehensive income (loss), net of tax	(259)	113
Comprehensive income (loss)	2,694	2,460
Comprehensive loss (income) attributable to noncontrolling interests	73	58
Comprehensive income (loss) attributable to stockholders	$2,768	$2,518

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$17,635	$18,853
Marketable debt securities (Note 3)	7,845	7,613
Accounts and notes receivable, net of allowance of $270 and $298	13,774	12,378
GM Financial receivables, net of allowance of $913 and $906 (Note 4; Note 8 at VIEs)	41,682	39,076
Inventories (Note 5)	17,533	16,461
Other current assets (Note 3; Note 8 at VIEs)	8,001	7,238
Total current assets	106,470	101,618
Non-current Assets
GM Financial receivables, net of allowance of $1,442 and $1,438 (Note 4; Note 8 at VIEs)	43,511	45,043
Equity in net assets of nonconsolidated affiliates (Note 7)	10,740	10,613
Property, net	51,423	50,321
Goodwill and intangible assets, net	4,823	4,862
Equipment on operating leases, net (Note 6; Note 8 at VIEs)	30,106	30,582
Deferred income taxes	21,704	22,339
Other assets (Note 3; Note 8 at VIEs)	7,815	7,686
Total non-current assets	170,121	171,446
Total Assets	$276,591	$273,064

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$29,393	$28,114
Short-term debt and current portion of long-term debt (Note 9)
Automotive	378	428
GM Financial (Note 8 at VIEs)	35,598	38,540
Accrued liabilities	26,409	27,364
Total current liabilities	91,777	94,445
Non-current Liabilities
Long-term debt (Note 9)
Automotive	15,949	15,985
GM Financial (Note 8 at VIEs)	70,312	66,788
Postretirement benefits other than pensions (Note 12)	4,292	4,345
Pensions (Note 12)	6,384	6,680
Other liabilities	17,275	16,515
Total non-current liabilities	114,213	110,312
Total Liabilities	205,990	204,757
Commitments and contingencies (Note 13)
Noncontrolling interest - Cruise stock incentive awards	175	118
Equity (Note 16)
Common stock, $0.01 par value	11	12
Additional paid-in capital	19,358	19,130
Retained earnings	57,688	55,391
Accumulated other comprehensive loss	(10,459)	(10,247)
Total stockholders’ equity	66,598	64,286
Noncontrolling interests	3,828	3,903
Total Equity	70,426	68,189
Total Liabilities and Equity	$276,591	$273,064

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net income (loss)	$2,953	$2,346
Depreciation and impairment of Equipment on operating leases, net	1,243	1,241
Depreciation, amortization and impairment charges on Property, net	1,555	1,571
Foreign currency remeasurement and transaction (gains) losses	(36)	135
Undistributed earnings of nonconsolidated affiliates, net	32	(61)
Pension contributions and OPEB payments	(242)	(236)
Pension and OPEB income, net	15	(20)
Provision (benefit) for deferred taxes	655	46
Change in other operating assets and liabilities	(3,022)	(1,936)
Net cash provided by (used in) operating activities	3,152	3,086
Cash flows from investing activities
Expenditures for property	(2,783)	(2,431)
Available-for-sale marketable securities, acquisitions	(995)	(643)
Available-for-sale marketable securities, liquidations	745	2,947
Purchases of finance receivables	(7,932)	(8,963)
Principal collections and recoveries on finance receivables	7,651	7,282
Purchases of leased vehicles	(3,436)	(3,154)
Proceeds from termination of leased vehicles	3,085	3,264
Other investing activities	(249)	(563)
Net cash provided by (used in) investing activities	(3,914)	(2,262)
Cash flows from financing activities
Net increase (decrease) in short-term debt	(249)	(167)
Proceeds from issuance of debt (original maturities greater than three months)	14,307	11,487
Payments on debt (original maturities greater than three months)	(13,140)	(12,127)
Payments to purchase common stock	(280)	(369)
Dividends paid	(198)	(185)
Other financing activities	(139)	(324)
Net cash provided by (used in) financing activities	300	(1,685)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(78)	54
Net increase (decrease) in cash, cash equivalents and restricted cash	(539)	(807)
Cash, cash equivalents and restricted cash at beginning of period	21,917	21,948
Cash, cash equivalents and restricted cash at end of period	$21,378	$21,141

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$2,756	$3,041

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity (Permanent Equity)	Noncontrolling Interest Cruise Stock Incentive Awards (Temporary Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2023	$14	$26,428	$49,251	$(7,901)	$4,135	$71,927	$357
Net income (loss)	—	—	2,395	—	(49)	2,346	—
Other comprehensive income (loss)	—	—	—	123	(9)	113	—
Purchase of common stock	—	(168)	(201)	—	—	(369)	—
Stock based compensation	—	(34)	(2)	—	—	(35)	7
Cash dividends paid on common stock	—	—	(126)	—	—	(126)	—
Other	—	97	—	—	7	103	(93)
Balance at March 31, 2023	$14	$26,323	$51,318	$(7,778)	$4,084	$73,961	$271

Balance at January 1, 2024	$12	$19,130	$55,391	$(10,247)	$3,903	$68,189	$118
Net income (loss)	—	—	2,980	—	(27)	2,953	—
Other comprehensive income (loss)	—	—	—	(212)	(47)	(259)	—
Purchase of common stock	—	208	(539)	—	—	(331)	—
Stock based compensation	—	58	(2)	—	—	56	5
Cash dividends paid on common stock	—	—	(139)	—	—	(139)	—
Other	—	(38)	(4)	—	(2)	(44)	52
Balance at March 31, 2024	$11	$19,358	$57,688	$(10,459)	$3,828	$70,426	$175
Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations and Basis of Presentation

General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells trucks, crossovers, cars and automobile parts and provides software-enabled services and subscriptions worldwide. Additionally, we are investing in an autonomous vehicle (AV) business. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our operations through the following segments: GM North America (GMNA), GM International (GMI), Cruise and GM Financial. Cruise is our global segment responsible for the development and commercialization of AV technology. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain revenues and expenses that are not part of a reportable segment.

The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2023 Form 10-K. Except for per share amounts or as otherwise specified, amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 2. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended March 31, 2024
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$34,898	$2,760	$5	$37,663	$—	$—	$—	$37,663
Used vehicles	229	5	—	234	—	—	—	234
Services and other	972	316	27	1,315	25	—	(25)	1,316
Automotive net sales and revenue	36,099	3,082	32	39,212	25	—	(25)	39,212
Leased vehicle income	—	—	—	—	—	1,800	—	1,800
Finance charge income	—	—	—	—	—	1,786	(8)	1,778
Other income	—	—	—	—	—	225	(1)	224
GM Financial net sales and revenue	—	—	—	—	—	3,811	(9)	3,802
Net sales and revenue	$36,099	$3,082	$32	$39,212	$25	$3,811	$(34)	$43,014

	Three Months Ended March 31, 2023
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$31,876	$3,342	$9	$35,227	$—	$—	$—	$35,227
Used vehicles	175	5	—	180	—	—	—	180
Services and other	837	380	22	1,239	25	—	(25)	1,239
Automotive net sales and revenue	32,889	3,727	31	36,646	25	—	(25)	36,646
Leased vehicle income	—	—	—	—	—	1,818	—	1,818
Finance charge income	—	—	—	—	—	1,368	(3)	1,366
Other income	—	—	—	—	—	156	(1)	155
GM Financial net sales and revenue	—	—	—	—	—	3,343	(4)	3,339
Net sales and revenue	$32,889	$3,727	$31	$36,646	$25	$3,343	$(29)	$39,985

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales increased revenue by an insignificant amount in the three months ended March 31, 2024 and 2023.

Contract liabilities in our Automotive segments primarily consist of vehicle connectivity, customer rewards programs, maintenance, extended warranty and other contracts of $5.4 billion and $5.0 billion at March 31, 2024 and December 31, 2023, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $490 million and $408 million related to contract liabilities in the three months ended March 31, 2024 and 2023. We expect to recognize revenue of $1.4 billion in the nine months ending December 31, 2024 and $1.5 billion, $1.2 billion and $1.3 billion in the years ending December 31, 2025, 2026 and thereafter related to contract liabilities at March 31, 2024.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 3. Marketable and Other Securities

The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	March 31, 2024	December 31, 2023
Cash and cash equivalents
Cash and time deposits		$10,105	$8,977
Available-for-sale debt securities
U.S. government and agencies	2	849	211
Corporate debt	2	2,997	1,439
Sovereign debt	2	840	734
Total available-for-sale debt securities – cash equivalents		4,685	2,384
Money market funds	1	2,844	7,491
Total cash and cash equivalents		$17,635	$18,853
Marketable debt securities
U.S. government and agencies	2	$3,459	$3,495
Corporate debt and other	2	3,808	3,529
Mortgage and asset-backed	2	578	589
Total available-for-sale debt securities – marketable securities		$7,845	$7,613
Restricted cash
Cash and cash equivalents		$293	$277
Money market funds	1	3,450	2,787
Total restricted cash		$3,743	$3,064

Available-for-sale debt securities included above with contractual maturities(a)
Due in one year or less		$6,137
Due between one and five years		5,641
Total available-for-sale debt securities with contractual maturities		$11,778
__________
(a)Excludes mortgage and asset-backed securities of $578 million at March 31, 2024 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $470 million and $380 million in the three months ended March 31, 2024 and 2023. Net unrealized losses and gains on available-for-sale debt securities were insignificant in the three months ended March 31, 2024 and 2023. Cumulative unrealized losses on available-for-sale debt securities were $158 million and $160 million at March 31, 2024 and December 31, 2023.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

March 31, 2024
Cash and cash equivalents	$17,635
Restricted cash included in Other current assets	3,260
Restricted cash included in Other assets	483
Total	$21,378

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. GM Financial Receivables and Transactions

	March 31, 2024			December 31, 2023
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables	$73,230	$14,317	$87,547	$72,729	$13,734	$86,463
Less: allowance for loan losses	(2,320)	(35)	(2,355)	(2,308)	(36)	(2,344)
GM Financial receivables, net	$70,911	$14,282	$85,193	$70,421	$13,698	$84,119

Fair value of GM Financial receivables utilizing Level 2 inputs			$14,282			$13,698
Fair value of GM Financial receivables utilizing Level 3 inputs			$71,427			$70,911
__________
(a)Commercial finance receivables include dealer financing of $13.9 billion and $13.3 billion, and other financing of $378 million and $476 million at March 31, 2024 and December 31, 2023. Commercial finance receivables are presented net of dealer cash management balances of $2.8 billion and $2.6 billion at March 31, 2024 and December 31, 2023. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended
	March 31, 2024	March 31, 2023
Allowance for loan losses at beginning of period	$2,344	$2,096
Provision for loan losses	204	131
Charge-offs	(405)	(322)
Recoveries	213	187
Effect of foreign currency and other	(1)	61
Allowance for loan losses at end of period	$2,355	$2,152

The allowance for loan losses as a percentage of finance receivables was 2.7% at March 31, 2024 and December 31, 2023.

Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at March 31, 2024 and December 31, 2023:

	Year of Origination						March 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
Prime – FICO score 680 and greater	$6,124	$21,739	$14,060	$8,080	$4,274	$1,055	$55,332	75.6%
Near-prime – FICO score 620 to 679	902	2,981	2,076	1,566	787	380	8,692	11.9%
Sub-prime – FICO score less than 620	967	2,821	2,172	1,682	878	685	9,206	12.6%
Retail finance receivables	$7,993	$27,542	$18,308	$11,329	$5,938	$2,120	$73,230	100.0%

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
Prime – FICO score 680 and greater	$23,940	$15,581	$9,039	$4,926	$1,076	$320	$54,882	75.5%
Near-prime – FICO score 620 to 679	3,234	2,281	1,746	906	350	129	8,647	11.9%
Sub-prime – FICO score less than 620	3,079	2,397	1,884	1,010	573	257	9,200	12.6%
Retail finance receivables	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $721 million and $809 million at March 31, 2024 and December 31, 2023. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at March 31, 2024 and December 31, 2023, as well as summary totals for March 31, 2023:

	Year of Origination						March 31, 2024		March 31, 2023
	2024	2023	2022	2021	2020	Prior	Total	Percent	Total	Percent
0-to-30 days	$7,973	$27,054	$17,743	$10,856	$5,689	$1,911	$71,225	97.3%	$66,109	97.6%
31-to-60 days	19	342	406	352	188	156	1,463	2.0%	1,188	1.8%
Greater-than-60 days	1	125	140	109	56	50	482	0.7%	363	0.5%
Finance receivables more than 30 days delinquent	20	467	547	461	245	206	1,945	2.7%	1,551	2.3%
In repossession	—	21	19	12	4	3	60	0.1%	44	0.1%
Finance receivables more than 30 days delinquent or in repossession	20	488	566	473	249	209	2,005	2.7%	1,595	2.4%
Retail finance receivables	$7,993	$27,542	$18,308	$11,329	$5,938	$2,120	$73,230	100.0%	$67,704	100.0%

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
0-to-30 days	$29,816	$19,602	$12,098	$6,533	$1,825	$599	$70,472	96.9%
31-to-60 days	318	470	415	227	130	78	1,637	2.3%
Greater-than-60 days	102	168	142	76	42	29	559	0.8%
Finance receivables more than 30 days delinquent	421	637	557	302	172	107	2,196	3.0%
In repossession	17	20	14	6	3	1	61	0.1%
Finance receivables more than 30 days delinquent or in repossession	437	657	572	308	175	108	2,257	3.1%
Retail finance receivables	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer credit risk profile by dealer risk rating at March 31, 2024 and December 31, 2023:

	Year of Origination(a)							March 31, 2024
Dealer Risk Rating	Revolving	2024	2023	2022	2021	2020	Prior	Total	Percent
I	$12,056	$56	$248	$389	$289	$294	$62	$13,395	96.1%
II	274	—	3	7	—	—	—	284	2.0%
III	217	4	5	15	12	—	7	261	1.9%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$12,547	$60	$256	$411	$302	$294	$69	$13,939	100.0%
__________
(a)Floorplan advances comprise 99.1% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2023
Dealer Risk Rating	Revolving	2023	2022	2021	2020	2019	Prior	Total	Percent
I	$11,513	$279	$403	$297	$301	$75	$11	$12,879	97.1%
II	182	—	2	2	—	—	—	187	1.4%
III	152	1	15	12	—	11	—	192	1.4%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$11,846	$281	$421	$311	$301	$86	$11	$13,257	100.0%
__________
(a)Floorplan advances comprise 99.7% of the total revolving balance. Dealer term loans are presented by year of origination.

There were no commercial finance receivables on nonaccrual status at March 31, 2024 and December 31, 2023.

Transactions with GM Financial The following tables show transactions between our Automotive segments, Cruise and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	March 31, 2024	December 31, 2023
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables due from GM consolidated dealers	$183	$164
Commercial finance receivables due from Cruise	$395	$353
Subvention receivable from GM(b)	$600	$508
Commercial loan funding payable to GM	$179	$55

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended
	March 31, 2024	March 31, 2023
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$335	$279
Leased vehicle subvention earned	$364	$393
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive segments made cash payments to GM Financial for subvention of $777 million and $749 million in the three months ended March 31, 2024 and 2023.

GM Financial's Board of Directors declared and paid dividends of $450 million on its common stock in the three months ended March 31, 2024 and 2023.

Note 5. Inventories

	March 31, 2024	December 31, 2023
Total productive material, supplies and work in process	$7,384	$7,422
Finished product, including service parts	10,149	9,039
Total inventories	$17,533	$16,461

Inventories are reflected net of allowances totaling $2.4 billion and $2.2 billion, of which $2.0 billion and $1.9 billion are electric vehicle (EV)-related, to remeasure inventory on-hand to net realizable value at March 31, 2024 and December 31, 2023.

Note 6. Equipment on Operating Leases

Equipment on operating leases consists of leases to retail customers of GM Financial.

	March 31, 2024	December 31, 2023
Equipment on operating leases	$37,119	$37,921
Less: accumulated depreciation	(7,013)	(7,338)
Equipment on operating leases, net	$30,106	$30,582
The estimated residual value of our leased assets at the end of the lease term was $22.4 billion and $22.7 billion at March 31, 2024 and December 31, 2023.

Depreciation expense related to Equipment on operating leases, net was $1.2 billion in the three months ended March 31, 2024 and 2023.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Lease receipts under operating leases	$3,793	$3,651	$1,758	$253	$9	$1	$9,464

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

	Three Months Ended
	March 31, 2024	March 31, 2023
Automotive China joint ventures equity income (loss)	$(106)	$83
Ultium Cells Holding LLC and other joint ventures equity income (loss)(a)	156	(8)
Total Equity income (loss)	$50	$75
__________
(a)Equity earnings related to Ultium Cells Holdings LLC, an equally owned joint venture with LG Energy Solution (LGES), are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Equity earnings related to Ultium Cells Holdings LLC were $156 million and insignificant in the three months ended March 31, 2024 and 2023.

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) or Ultium Cells Holdings LLC since December 31, 2023.

	Three Months Ended
	March 31, 2024	March 31, 2023
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$4,111	$5,833
Automotive China JVs' net income (loss)	$(228)	$123

Dividends declared but not paid from our nonconsolidated affiliates were an insignificant amount at March 31, 2024 and December 31, 2023. Dividends received from our nonconsolidated affiliates were insignificant in the three months ended March 31, 2024 and 2023. Undistributed earnings from our nonconsolidated affiliates were $1.7 billion at March 31, 2024 and December 31, 2023.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	March 31, 2024	December 31, 2023
Restricted cash – current	$3,041	$2,398
Restricted cash – non-current	$382	$367
GM Financial receivables – current	$22,098	$22,990
GM Financial receivables – non-current	$22,341	$23,535
GM Financial equipment on operating leases, net	$15,639	$15,794
GM Financial short-term debt and current portion of long-term debt	$17,953	$22,088
GM Financial long-term debt	$26,319	$23,210

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs principally include automotive related operating entities to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support and other off-balance sheet arrangements. The carrying amounts of assets were approximately $2.7 billion and $2.4 billion and liabilities were insignificant related to our nonconsolidated VIEs at March 31, 2024 and December 31, 2023. Our maximum exposure to loss as a result of our involvement with these VIEs was approximately $3.5 billion, inclusive of approximately $0.6 billion and $0.8 billion in committed capital contributions to Ultium Cells Holdings LLC, at March 31, 2024 and December 31, 2023. Our maximum exposure to loss, and required capital contributions, could vary depending on Ultium Cells Holdings LLC's requirements and access to capital. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 9. Debt

Automotive The following table presents debt in our automotive operations:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$116	$116	$134	$132
Unsecured debt(a)	15,778	15,757	15,842	15,911
Finance lease liabilities	433	442	437	447
Total automotive debt(b)	$16,327	$16,315	$16,413	$16,490

Fair value utilizing Level 1 inputs		$15,357		$15,457
Fair value utilizing Level 2 inputs		$957		$1,033

Available under credit facility agreements(c)		$13,536		$16,446
Weighted-average interest rate on outstanding short-term debt(d)		16.9%		16.2%
Weighted-average interest rate on outstanding long-term debt(d)		5.8%		5.8%
__________
(a)Primarily consists of senior notes.
(b)Includes net discount and debt issuance costs of $505 million and $527 million at March 31, 2024 and December 31, 2023.
(c)Excludes our 364-day, $2.0 billion facility allocated for exclusive use by GM Financial.
(d)Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

In March 2024, we renewed our 364-day, $2.0 billion revolving credit facility allocated for the exclusive use of GM Financial, which now matures March 27, 2025. Interest rates on obligations under the renewed credit facility are based on Term Secured Overnight Financing Rate (SOFR).

In March 2024, we terminated our unsecured 364-day delayed draw term loan credit agreement that permitted the Company to borrow up to $3.0 billion executed in November 2023, resulting in an insignificant loss.

GM Financial The following table presents debt of GM Financial:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$44,212	$43,892	$45,243	$44,971
Unsecured debt	61,698	61,430	60,084	59,651
Total GM Financial debt	$105,910	$105,322	$105,327	$104,622

Fair value utilizing Level 2 inputs		$103,049		$102,262
Fair value utilizing Level 3 inputs		$2,274		$2,360

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 to our condensed consolidated financial statements for additional information on GM Financial's involvement with VIEs. In the three months ended March 31, 2024, GM Financial renewed revolving credit facilities with total borrowing capacity of $2.4 billion and issued $7.3 billion in aggregate principal amount of securitization notes payable with an initial weighted-average interest rate of 5.4% and maturity dates ranging from 2024 to 2036.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the three months ended March 31, 2024, GM Financial issued $4.4 billion in aggregate principal amount of senior notes with an initial weighted-average interest rate of 5.3% and maturity dates ranging from 2027 to 2031.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 10. Derivative Financial Instruments

The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	March 31, 2024			December 31, 2023
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps	2	$21,991	$9	$352	$18,379	$75	$238
Cash flow hedges
Interest rate swaps	2	2,447	16	10	2,381	17	16
Foreign currency swaps(b)	2	9,208	88	428	8,003	144	311
Derivatives not designated as hedges(a)
Interest rate contracts	2	123,103	1,576	2,024	134,683	1,573	1,997
Foreign currency contracts	2	940	2	—	—	—	—
Total derivative financial instruments(c)		$157,689	$1,691	$2,815	$163,446	$1,809	$2,563
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three months ended March 31, 2024 and 2023 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)The effect of foreign currency cash flow hedges in the condensed consolidated statements of comprehensive income includes losses of $141 million and an insignificant gain recognized in Accumulated other comprehensive loss, and losses of $163 million and an insignificant gain reclassified from Accumulated other comprehensive loss into income for the three months ended March 31, 2024 and 2023.
(c)GM Financial held $447 million and $457 million of collateral from counterparties available for netting against GM Financial's asset positions and posted $1.2 billion of collateral to counterparties available for netting against GM Financial's liability positions at March 31, 2024 and December 31, 2023.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	March 31, 2024		December 31, 2023
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$4,283	$(33)	$3,508	$(8)
Long-term unsecured debt	30,150	1,191	30,043	1,037
GM Financial unsecured debt	$34,433	$1,158	$33,551	$1,029
__________
(a)Includes $865 million and $872 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at March 31, 2024 and December 31, 2023.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 11. Product Warranty and Related Liabilities

	Three Months Ended
	March 31, 2024	March 31, 2023
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$9,295	$8,530
Warranties issued and assumed in period – recall campaigns	266	236
Warranties issued and assumed in period – product warranty	668	490
Payments	(1,024)	(1,058)
Adjustments to pre-existing warranties	174	279
Effect of foreign currency and other	(24)	5
Warranty balance at end of period	9,356	8,482
Less: Supplier recoveries balance at end of period(a)	630	1,157
Warranty balance, net of supplier recoveries at end of period	$8,726	$7,325
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

	Three Months Ended
	March 31, 2024	March 31, 2023
Product Warranty Expense, Net of Recoveries
Warranties issued and assumed in period	$934	$726
Supplier recoveries accrued in period	(58)	(44)
Adjustments and other	150	284
Warranty expense, net of supplier recoveries	$1,026	$966

We estimate our reasonably possible loss in excess of amounts accrued for recall campaigns to be insignificant at March 31, 2024. Refer to Note 13 to our condensed consolidated financial statements for additional information.

Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$47	$34	$3	$44	$42	$2
Interest cost	533	128	56	568	161	59
Expected return on plan assets	(685)	(131)	—	(730)	(168)	—
Amortization of prior service cost (credit)	15	1	—	(1)	1	—
Amortization of net actuarial (gains) losses	2	12	—	—	8	(6)
Net periodic pension and OPEB (income) expense	$(88)	$44	$59	$(119)	$44	$55

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income of $49 million and $86 million in the three months ended March 31, 2024 and 2023 are presented in Interest income and other non-operating income, net.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 13. Commitments and Contingencies

Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At March 31, 2024 and December 31, 2023, we had accruals of $1.1 billion and $1.2 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the potential loss. Some matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that cannot be reasonably estimated. Accordingly, while we believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated, it is possible that adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

GM Korea Subcontract Workers Litigation GM Korea Company (GM Korea) is party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 and September 2020, the Korean labor authorities issued adverse administrative orders finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed the May 2018 and September 2020 orders. Since June 2020, the Seoul High Court (an intermediate-level appellate court) ruled against GM Korea in eight subcontract worker claims. Although GM Korea has appealed these decisions to the Supreme Court of the Republic of Korea, GM Korea has since hired certain of its subcontract workers as full-time employees. At March 31, 2024, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $133 million. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $66 million at March 31, 2024. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

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

There are several putative class actions and three certified class actions pending against GM in the U.S. alleging that various 2011–2014 model year vehicles are defective because they excessively consume oil. While many of these proceedings have been dismissed or have been settled for insignificant amounts, several remain outstanding, and in October 2022, we received an adverse jury verdict in the certified class action proceeding involving three states. We do not believe that the verdict is supported by the evidence and plan to appeal. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from the putative class action proceedings and have previously accrued an immaterial amount related to one of the certified class action proceedings.

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

There is a class action pending against GM in the U.S., and a putative class action in Canada, alleging that 2011–2016 model year Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles are equipped with defective fuel pumps that are prone to failure. In March 2023, the U.S. court certified seven state subclasses. In the three months ended March 31, 2024, we reached an agreement in principle to settle this matter on terms consistent with our accrual.

Beyond the class action litigations disclosed, we have several other class action litigations pending at any given time. Historically, relatively few classes have been certified in these types of cases. Therefore, we will generally only disclose specific class actions if a class is certified and we believe there is a reasonably possible material exposure to the Company.

We are currently in discussions with the Environmental Protection Agency (EPA) and other regulators regarding potential adjustments to certain prior year greenhouse gas (GHG) and Corporate Average Fuel Economy (CAFE) accounting balances. Based on progress made in these discussions, in the three months ended March 31, 2024, we accrued an insignificant amount, which brought the total costs expensed in connection with these matters to approximately $490 million through March 31, 2024. We currently expect to resolve these matters on terms generally consistent with our accrual.

Indirect tax-related matters are being evaluated globally pertaining to value added taxes, customs, duties, sales tax, property taxes and other non-income tax-related tax exposures. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. For indirect tax-related matters, we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $2.1 billion at March 31, 2024.

Takata Matters In November 2020, the National Highway Traffic Safety Administration (NHTSA) directed that we replace the Takata Corporation (Takata) airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and sport utility vehicles (SUVs), and we decided not to contest NHTSA's decision. While we have already begun the process of executing the recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the year ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy. At March 31, 2024, our remaining accrual for these matters was $594 million, and we believe the currently accrued amount remains reasonable.

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

There are several putative class actions that have been filed against GM, including in the U.S. and Canada, arising out of allegations that airbag inflators manufactured by Takata are defective. In March 2023, a U.S. court overseeing one of the putative class actions issued a final judgment in favor of GM on all claims in eight states at issue in that proceeding. Plaintiffs have appealed this decision. In August 2023, the U.S. court granted class certification as to a Louisiana claim, but denied certification as to seven other states. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of reasonably possible material loss.

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

Chevrolet Bolt Recall In July 2021, we initiated a voluntary recall for certain 2017–2019 model year Chevrolet Bolt EVs due to the risk that two manufacturing defects present in the same battery cell could cause a high voltage battery fire in certain of these vehicles. After further investigation into the manufacturing processes at our battery supplier, LGES, and disassembling battery packs, we determined that the risk of battery cell defects was not confined to the initial recall population. As a result, in August 2021, we expanded the recall to include all 2017–2022 model year Chevrolet Bolt EV and Chevrolet Bolt Electric Utility Vehicles (EUVs). LG Electronics, Inc. (LGE) and LGES (collectively, LG), have agreed to reimburse GM for certain costs and expenses associated with the recall. The commercial negotiations with LG also resolved other commercial matters associated with our Ultium Cells Holdings LLC joint venture with LGES. Accordingly, as of December 31, 2023, we had accrued a total of $2.6 billion and recognized receivables totaling $1.6 billion in connection with these matters. At March 31, 2024, our remaining accrual for these matters was $0.5 billion. These charges reflect our current best estimate for the cost of the recall remedy, which includes non-traditional recall remedies provided by GM to enhance customer satisfaction. The actual costs of the recall could be materially higher or lower.

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

Currently, various consumer lawsuits have been filed against the Seller and Stellantis in Germany, the United Kingdom (UK), Austria and the Netherlands alleging that Opel and Vauxhall vehicles sold by the Seller violated applicable emissions standards. In addition, we indemnified Stellantis for an immaterial amount for certain recalls that Stellantis has conducted or will conduct, including recalls in certain geographic locations that Stellantis intends to conduct related to Takata inflators in legacy Opel vehicles. We may in the future be required to further indemnify Stellantis relating to its Takata recalls, but we believe such further indemnification to be remote at this time.

European Commission and UK Competition and Markets Authority Matter In March 2022, the European Commission and UK Competition and Markets Authority (CMA) conducted inspections at the premises of, and sent out formal requests for information to several companies and associations active in the automotive sector. The investigations concern conduct related to coordination regarding the collection, treatment and recovery of end-of-life cars and vans (ELVs), which are considered waste. GM was not the subject of the inspections but has since received requests for information related to activities conducted by Opel, a former subsidiary business we sold to Stellantis in 2017. GM has replied to the European Commission’s and CMA’s requests for information. The inspections and requests for information are preliminary investigatory steps and do not prejudge the outcome of the investigations. If an infringement is established as to Opel’s conduct, there are a range of possible outcomes, including a fine, which could be material. We cannot currently predict the outcome or what remedies, if any, may be required.

Product Liability We recorded liabilities of $636 million and $615 million in Accrued liabilities and Other liabilities at March 31, 2024 and December 31, 2023, for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. We believe that any judgment against us involving our products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2024 to 2029, or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on royalties received associated with vehicles sold to date were $3.5 billion for these guarantees at March 31, 2024 and December 31, 2023, the majority of which relates to the indemnification agreements.

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

Supplier Finance Programs Third-party finance providers offer certain suppliers the option for payment in advance of their invoice due date through financing programs that we established. We retain our obligation to the participating suppliers, and we make payments directly to the third-party finance providers on the original invoice due date pursuant to the original invoice terms. There are no assets pledged as security or other forms of guarantees provided for committed payments. Our outstanding eligible balances under our supplier finance programs were $1.3 billion at March 31, 2024 and December 31, 2023, which are recorded in Accounts payable (principally trade).

Note 14. Income Taxes

In the three months ended March 31, 2024 and 2023, Income tax expense of $762 million and $428 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation.

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

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended
	March 31, 2024	March 31, 2023
Balance at beginning of period	$779	$520
Additions, interest accretion and other	114	980
Payments	(325)	(51)
Revisions to estimates and effect of foreign currency	(3)	—
Balance at end of period	$565	$1,450

In the three months ended March 31, 2024, restructuring and other initiatives included strategic activities in GMNA related to Buick dealerships. We recorded charges of $96 million in the three months ended March 31, 2024, which are included in the table above, and incurred $162 million in net cash outflows resulting from these dealer restructurings. Cumulatively, we have

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
incurred charges of approximately $1.2 billion and net cash outflows of $956 million related to this initiative. The remaining $220 million is expected to be paid by the end of 2024.

In March 2023, we announced a voluntary separation program (VSP) to accelerate attrition related to the cost reduction program announced in January 2023. We recorded charges in GMNA of $1.0 billion in the year ended December 31, 2023, primarily related to employee separation charges of $905 million, which are reflected in the table above, and non-cash pension curtailment and settlement charges of approximately $130 million, not reflected in the table above. As of March 31, 2024, we have incurred $878 million of cash outflows resulting from the VSP. This program was substantially complete at March 31, 2024.

In October 2023, Cruise voluntarily paused all of its driverless, supervised and manual AV operations in the U.S. while it examines its processes, systems and tools. In conjunction with these actions, Cruise recorded charges before noncontrolling interest of $529 million in the year ended December 31, 2023, primarily related to supplier related charges of $212 million and employee separation charges of $67 million, both of which are included in the table above. Additionally, Cruise recorded non-cash restructuring charges of $250 million primarily related to impairments, which are not reflected in the table above. As of March 31, 2024, we have incurred $70 million of cash outflows resulting from these restructuring activities. We expect the remaining cash outflows related to these activities of approximately $209 million to be complete by the end of 2024.

Note 16. Stockholders' Equity and Noncontrolling Interests

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at March 31, 2024 and December 31, 2023. We had 1.1 billion and 1.2 billion shares of common stock issued and outstanding at March 31, 2024 and December 31, 2023.

Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our total dividends paid on common stock were $139 million and $126 million for the three months ended March 31, 2024 and 2023.

In November 2023, our Board of Directors increased the capacity under the share repurchase program by $10.0 billion to an aggregate of $11.4 billion and approved an accelerated share repurchase (ASR) program to repurchase an aggregate amount of $10.0 billion of our common stock. In December 2023, pursuant to the agreements entered into in connection with the ASR (collectively, the ASR Agreements), we advanced $10.0 billion and received approximately 215 million shares of our common stock with a value of $6.8 billion, which were immediately retired. In March 2024, upon the first settlement of the transactions contemplated under the ASR Agreements, we received approximately 4 million additional shares, which were immediately retired. The final number of shares ultimately to be purchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. Upon final settlement, we may receive additional shares of common stock, or, under certain circumstances, we may be required to deliver shares of common stock or to make a cash payment, at our election. The final settlement of the transactions contemplated under the ASR Agreements in connection with the ASR program is expected to occur no later than the three months ending December 31, 2024.

In the three months ended March 31, 2024, in addition to shares received under the ASR program, we purchased approximately 8 million shares of our outstanding common stock for $331 million, including an insignificant amount related to purchases initiated in March 2024 that settled in April 2024, as part of the share repurchase program. In the three months ended March 31, 2023, we purchased 9 million shares of our outstanding common stock for $369 million.

Cruise Common Shares During the three months ended March 31, 2024 and 2023, GM Cruise Holdings LLC (Cruise Holdings) issued an insignificant amount of Class B Common Shares to net settle vested awards under Cruise's 2018 Employee Incentive Plan and to fund the payment of statutory tax withholding obligations resulting from the settlement or exercise of vested awards. The Class B Common Shares are classified as noncontrolling interests in our condensed consolidated financial statements except for certain shares that are liability classified that have an insignificant recorded value at March 31, 2024 and December 31, 2023.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended
	March 31, 2024	March 31, 2023
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,457)	$(2,776)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)(c)	(293)	164
Balance at end of period	$(2,750)	$(2,611)

Defined Benefit Plans
Balance at beginning of period	$(7,665)	$(4,851)
Other comprehensive income (loss) before reclassification adjustment, net of tax(c)	51	(39)
Reclassification adjustment, net of tax(c)	25	4
Other comprehensive income (loss), net of tax(c)	76	(35)
Balance at end of period(d)	$(7,589)	$(4,886)
__________
(a)The noncontrolling interests were insignificant in the three months ended March 31, 2024 and 2023.
(b)The reclassification adjustment was insignificant in the three months ended March 31, 2024 and 2023.
(c)The income tax effect was insignificant in the three months ended March 31, 2024 and 2023.
(d)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2023 Form 10-K for additional information.

Note 17. Earnings Per Share

	Three Months Ended
	March 31, 2024	March 31, 2023
Basic earnings per share
Net income (loss) attributable to stockholders	$2,980	$2,395
Less: cumulative dividends on subsidiary preferred stock(a)	(9)	(27)
Net income (loss) attributable to common stockholders	$2,970	$2,369

Weighted-average common shares outstanding	1,155	1,396

Basic earnings per common share	$2.57	$1.70
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$2,970	$2,369

Weighted-average common shares outstanding – basic	1,155	1,396
Dilutive effect of awards under stock incentive plans	7	6
Weighted-average common shares outstanding – diluted	1,162	1,402

Diluted earnings per common share	$2.56	$1.69
Potentially dilutive securities(b)	17	22
__________
(a)Includes an insignificant amount in participating securities income from a subsidiary for the three months ended March 31, 2024.
(b)Potentially dilutive securities attributable to outstanding stock options, Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) at March 31, 2024 and 2023 were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

Note 18. Segment Reporting

We analyze the results of our business through the following reportable segments: GMNA, GMI, Cruise and GM Financial. The chief operating decision-maker evaluates the operating results and performance of our automotive segments and Cruise

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
through earnings before interest and income taxes (EBIT)-adjusted, which is presented net of noncontrolling interests. The chief operating decision-maker evaluates GM Financial through earnings before income taxes (EBT)-adjusted because interest income and interest expense are part of operating results when assessing and measuring the operational and financial performance of the segment. Each segment has a manager responsible for executing our strategic initiatives. While not all vehicles within a segment are individually profitable, those vehicles attract customers to dealer showrooms and help maintain sales volumes for other, more profitable vehicles and contribute towards our commitment to an all-electric future and meeting required fuel efficiency standards. As a result of these and other factors, we do not manage our business on an individual brand or vehicle basis.

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

The following tables summarize key financial information by segment:

	At and For the Three Months Ended March 31, 2024
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$36,099	$3,082	$32		$39,212	$25	$3,811	$(34)	$43,014
Earnings (loss) before interest and taxes-adjusted	$3,840	$(10)	$(245)		$3,585	$(442)	$737	$(8)	$3,871
Adjustments(a)	$(96)	$—	$—		$(96)	$—	$—	$—	(96)
Automotive interest income									186
Automotive interest expense									(219)
Net income (loss) attributable to noncontrolling interests									(27)
Income (loss) before income taxes									3,715
Income tax benefit (expense)									(762)
Net income (loss)									2,953
Net loss (income) attributable to noncontrolling interests									27
Net income (loss) attributable to stockholders									$2,980

Equity in net assets of nonconsolidated affiliates	$2,885	$6,184	$—	$—	$9,069	$—	$1,670	$—	$10,740
Goodwill and intangibles	$2,054	$701	$—	$—	$2,755	$715	$1,353	$—	$4,823
Total assets	$158,677	$25,777	$38,991	$(79,334)	$144,111	$3,977	$131,998	$(3,496)	$276,591
Depreciation and amortization	$1,409	$125	$5	$—	$1,540	$5	$1,253	$—	$2,798
Impairment charges	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss)(b)	$127	$(108)	$—	$—	$19	$—	$32	$—	$50
__________
(a)    Consists of charges for strategic activities related to Buick dealerships in GMNA.
(b)    Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. In the three months ended March 31, 2024, equity earnings related to Ultium Cells Holdings LLC were $156 million.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, and the audited consolidated financial statements and notes thereto included in our 2023 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and Part 1, Item 1A. Risk Factors of our 2023 Form 10-K for a discussion of these risks and uncertainties. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.

Overview Our vision for the future is a world with zero crashes, zero emissions and zero congestion. We will adapt to customer preferences while executing our growth-focused strategy to invest in EVs, hybrids, AVs, software-enabled services and other new business opportunities. To support strong margins and cash flow during this transition, we are strengthening our market position in profitable internal combustion engine (ICE) vehicles, such as trucks and SUVs. We plan to execute our strategy with a steadfast commitment to good corporate citizenship through more sustainable operations and a leading health and safety culture.

Our financial performance continues to be driven by the strength of our vehicle portfolio including high margin full-size pickup trucks and SUVs, strong consumer demand for our products and the execution of our core business strategy. We remain focused on reducing fixed costs and maintaining pricing discipline. We are monitoring industry pricing pressures, higher interest rates, inflation and consumer demand trends. We continue to prioritize driving down costs and building scale in our EV portfolio to improve profitability. Cruise has also resumed operations with a focused and more capital efficient operating plan.

As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These actions could give rise to future asset impairments or other charges, which may have a material impact on our operating results. Refer to the Consolidated Results and regional sections of this MD&A for additional information.

We face continuing market, operating and regulatory challenges in several countries across the globe due to, among other factors, competitive pressures, our product portfolio offerings, heightened emission standards, labor disruptions, foreign exchange volatility, evolving trade policy and political uncertainty. Refer to Part I, Item 1A. Risk Factors in our 2023 Form 10-K for a discussion of these challenges.

For the year ending December 31, 2024, we expect Net income attributable to stockholders of between $10.1 billion and $11.5 billion, EBIT-adjusted of between $12.5 billion and $14.5 billion, EPS-diluted of between $8.94 and $9.94 and EPS-diluted-adjusted of between $9.00 and $10.00. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

The following table reconciles expected Net income attributable to stockholders under U.S. GAAP to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2024
Net income attributable to stockholders	$ 10.1-11.5
Income tax expense	2.2-2.8
Automotive interest expense, net	0.1
Adjustments(a)	0.1
EBIT-adjusted	$ 12.5-14.5
________
(a)Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within the MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles expected EPS-diluted under U.S. GAAP to expected EPS-diluted-adjusted:

Year Ending December 31, 2024
Diluted earnings per common share	$ 8.94-9.94
Adjustments(a)	0.06
EPS-diluted-adjusted	$ 9.00-10.00
________
(a)Refer to the reconciliation of diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted within the MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

GMNA Industry sales in North America were 4.8 million units in the three months ended March 31, 2024, representing an increase of 6.2% compared to the corresponding period in 2023. U.S. industry sales were 3.9 million units in the three months ended March 31, 2024, representing an increase of 4.8% compared to the corresponding period in 2023.

Our total vehicle sales in the U.S., our largest market in North America, were 0.6 million units for market share of 15.4% in the three months ended March 31, 2024, representing a decrease of 1.0 percentage point compared to the corresponding period in 2023.

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

GMI Industry sales in China were 5.6 million units in the three months ended March 31, 2024, representing an increase of 10.1% compared to the corresponding period in 2023. Our total vehicle sales in China were 0.4 million units for a market share of 7.9% in the three months ended March 31, 2024, representing a decrease of 1.2 percentage points compared to the corresponding period in 2023. The domestic macro-economic environment and ongoing geopolitical tensions continue to place pressure on China's automotive industry and our vehicle sales in China. Our Automotive China JVs generated an equity loss of $0.1 billion in the three months ended March 31, 2024, driven primarily by reduced production in an effort to balance dealer inventory levels. Price competition, growing customer acceptance of domestic brands and demand for New Energy Vehicles (NEVs), and a more challenging regulatory environment related to emissions, fuel consumption and NEVs continue to place pressure on our operations in China.

Outside of China, industry sales were 6.3 million units in the three months ended March 31, 2024, representing a decrease of 1.2% compared to the corresponding period in 2023. Our total vehicle sales outside of China were 0.2 million units for market share of 3.1% in the three months ended March 31, 2024, which represents a decrease of 0.2 percentage points compared to the corresponding period in 2023.

Cruise Cruise Holdings, our majority-owned subsidiary, is pursuing the development and commercialization of AV technology. In October 2023, a hit-and-run accident involving a pedestrian and a third-party vehicle occurred, which resulted in the pedestrian being thrown into the path of a Cruise AV. During the resulting investigation, regulators perceived that Cruise representatives were not explicit about a secondary movement of the Cruise AV and, as a result, the California Department of Motor Vehicles (DMV) suspended Cruise's permits to operate AVs in California without a safety driver. Shortly thereafter, Cruise voluntarily paused all of its driverless, supervised and manual AV operations in the U.S. while it examines its processes, systems and tools. This orderly pause is designed to rebuild public trust while Cruise undertakes a comprehensive safety review. In addition, certain federal and state agencies, including the California DMV, the California Public Utilities Commission, NHTSA, the U.S. Department of Justice and the SEC, have opened investigations or made inquiries to us and Cruise in connection with the incident. We and Cruise are investigating these matters internally and are actively cooperating with all government regulators and agencies in connection with these matters. In April 2024, Cruise announced plans to resume manual driving to create maps and gather road information, starting in Phoenix, Arizona. At this time, we are not able to predict when Cruise will resume driverless operations or commercial AV operations. Refer to Part I, Item 1A. Risk Factors of our 2023 Form 10-K for a further discussion of the risks associated with our AV strategy.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy or range and functionality. Market leadership in individual countries in which we compete varies widely.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the three months ended March 31, 2024, 26.0% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended
	March 31, 2024		March 31, 2023
GMNA	792	88.4%	723	83.7%
GMI	104	11.6%	141	16.3%
Total	895	100.0%	864	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended
	March 31, 2024			March 31, 2023
	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	3,860	594	15.4%	3,682	603	16.4%
Other	892	115	12.9%	793	103	13.0%
Total North America	4,752	709	14.9%	4,475	707	15.8%
Asia/Pacific, Middle East and Africa
China(a)	5,617	441	7.9%	5,103	462	9.1%
Other	5,500	113	2.0%	5,543	108	1.9%
Total Asia/Pacific, Middle East and Africa	11,117	554	5.0%	10,646	570	5.4%
South America
Brazil	514	57	11.1%	471	71	15.1%
Other	308	27	8.8%	382	35	9.1%
Total South America	823	84	10.2%	854	106	12.4%
Total in GM markets	16,692	1,347	8.1%	15,974	1,382	8.7%
Total Europe	4,294	—	—%	4,089	—	—%
Total Worldwide(b)	20,986	1,348	6.4%	20,063	1,383	6.9%
United States
Cars	728	50	6.8%	707	61	8.6%
Trucks	936	291	31.1%	996	297	29.8%
Crossovers	2,196	253	11.5%	1,979	246	12.4%
Total United States	3,860	594	15.4%	3,682	603	16.4%
China(a)
SGMS		155			173
SGMW		287			289
Total China	5,617	441	7.9%	5,103	462	9.1%
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

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
GMNA	141	177
GMI	68	90
Total fleet sales	209	267

Fleet sales as a percentage of total vehicle sales	15.5%	19.3%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's penetration of our retail sales in the U.S. was 40% in the three months ended March 31, 2024 and 46% in the corresponding period in 2023. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America decreased to 79% in the three months ended March 31, 2024 from 83% in the corresponding period in 2023. In the three months ended March 31, 2024, GM Financial's revenue consisted of leased vehicle income of 47%, retail finance charge income of 39% and commercial finance charge income of 7%.

GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Gains on terminations of leased vehicles of $0.2 billion were included in GM Financial interest, operating and other expenses for the three months ended March 31, 2024 and 2023. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	March 31, 2024			December 31, 2023
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$12,659	632	67.6%	$12,830	648	67.5%
Trucks	6,885	209	22.3%	6,793	210	21.9%
SUVs	2,189	55	5.9%	2,304	58	6.0%
Cars	671	39	4.2%	734	44	4.6%
Total	$22,404	934	100.0%	$22,661	960	100.0%

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

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	March 31, 2024	March 31, 2023			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$36,099	$32,889	$3,210	9.8%	$2.8	$0.2	$(0.2)	$0.4
GMI	3,082	3,727	(645)	(17.3)%	$(0.8)	$0.2	$—	$—
Corporate	32	31	1	3.2%		$—		$—
Automotive	39,212	36,646	2,566	7.0%	$2.0	$0.4	$(0.2)	$0.3
Cruise	25	25	—	—%		$—		$—
GM Financial	3,811	3,343	468	14.0%				$0.5
Eliminations/reclassifications	(34)	(29)	(5)	(17.2)%		$—		$—
Total net sales and revenue	$43,014	$39,985	$3,029	7.6%	$2.0	$0.4	$(0.2)	$0.8

Refer to the regional sections of this MD&A for additional information on Volume, Mix, Price and Other.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	March 31, 2024	March 31, 2023			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$30,766	$28,421	$(2,345)	(8.3)%	$(1.9)	$(0.8)	$0.4	$—
GMI	2,803	3,235	432	13.4%	$0.6	$(0.1)	$—	$—
Corporate	28	60	32	53.3%		$—	$—	$—
Cruise	400	532	132	24.8%		$—	$0.1
Eliminations	—	(1)	(1)	n.m.		$—	$—
Total automotive and other cost of sales	$33,996	$32,247	$(1,749)	(5.4)%	$(1.3)	$(1.0)	$0.5	$—
__________
n.m. = not meaningful

In the three months ended March 31, 2024, decreased Cost was primarily due to: (1) the absence of charges of $0.7 billion related to the VSP; (2) decreased engineering costs of $0.2 billion; and (3) decreased material and freight costs of $0.2 billion; partially offset by (4) increased manufacturing labor costs of $0.2 billion; (5) increased campaigns and other warranty-related costs of $0.1 billion; and (6) increased costs of $0.3 billion due to other individually insignificant items.

Refer to the regional sections of this MD&A for additional information on Volume and Mix.

Automotive and Other Selling, General and Administrative Expense

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2024	March 31, 2023		%
Automotive and other selling, general and administrative expense	$2,175	$2,547	$372	14.6%

In the three months ended March 31, 2024, Automotive and other selling, general and administrative expense decreased primarily due to decreased advertising costs of $0.2 billion and the absence of charges of $0.2 billion related to the VSP.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2024	March 31, 2023		%
Interest income and other non-operating income, net	$302	$409	$(107)	(26.2)%

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2024	March 31, 2023		%
Income tax expense	$762	$428	$(334)	(78.0)%

In the three months ended March 31, 2024, Income tax expense increased primarily due to a higher effective tax rate and higher pre-tax income.

For the three months ended March 31, 2024, our effective tax rate-adjusted (ETR-adjusted) was 20.6%. We expect our adjusted effective tax rate to be between 18% and 20% for the year ending December 31, 2024.

Refer to Note 14 to our condensed consolidated financial statements for additional information related to Income tax expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	March 31, 2024	March 31, 2023			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$36,099	$32,889	$3,210	9.8%	$2.8	$0.2	$(0.2)		$0.4
EBIT-adjusted	$3,840	$3,576	$264	7.4%	$0.9	$(0.6)	$(0.2)	$0.1	$0.1
EBIT-adjusted margin	10.6%	10.9%	(0.3)%
	(Vehicles in thousands)
Wholesale vehicle sales	792	723	69	9.5%

GMNA Total Net Sales and Revenue In the three months ended March 31, 2024, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes primarily due to increased sales of mid-size pickup trucks and full-size pickup trucks, partially offset by decreased sales of crossover vehicles; (2) favorable Other due to increased sales of parts and accessories; and (3) favorable Mix due to increased sales of full-size pickup trucks and full-size SUVs, partially offset by decreased sales of crossover vehicles and increased sales of mid-size pickup trucks and passenger cars; partially offset by (4) unfavorable pricing for carryover vehicles.

GMNA EBIT-Adjusted In the three months ended March 31, 2024, EBIT-adjusted increased primarily due to: (1) increased net wholesale volumes primarily due to increased sales of full-size pickup trucks and mid-size pickup trucks, partially offset by decreased sales of crossover vehicles; and (2) favorable Cost primarily due to decreased material and freight costs of $0.3 billion and decreased advertising, selling and administrative costs of $0.2 billion, partially offset by increased manufacturing labor costs of $0.2 billion and increased campaigns and other warranty-related costs of $0.1 billion; partially offset by (3) unfavorable Mix due to decreased sales of crossover vehicles and increased sales of mid-size pickup trucks, partially offset by increased sales of full-size pickup trucks; and (4) unfavorable pricing for carryover vehicles.

GM International

	Three Months Ended		Favorable/ (Unfavorable)		Variance Due To
	March 31, 2024	March 31, 2023		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$3,082	$3,727	$(645)	(17.3)%	$(0.8)	$0.2	$—		$—
EBIT (loss)-adjusted	$(10)	$347	$(357)	n.m.	$(0.2)	$0.1	$—	$(0.1)	$(0.2)
EBIT (loss)-adjusted margin	(0.3)%	9.3%	(9.6)%
Equity income (loss) — Automotive China	$(106)	$83	$(189)	n.m.
EBIT-adjusted — excluding Equity income (loss)	$96	$264	$(168)	(63.6)%
	(Vehicles in thousands)
Wholesale vehicle sales	104	141	(37)	(26.2)%
__________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income (loss), which is included in EBIT (loss)-adjusted above.

GMI Total Net Sales and Revenue In the three months ended March 31, 2024, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes in Brazil primarily due to decreased Fleet sales, Argentina and Colombia due to industry downturn; partially offset by (2) favorable Mix in Brazil.

GMI EBIT-Adjusted In the three months ended March 31, 2024, EBIT (loss)-adjusted decreased primarily due to: (1) decreased net wholesale volumes; (2) unfavorable variable Cost; and (3) unfavorable Other primarily due to decreased Automotive China equity income.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We view the Chinese market as important to our global growth strategy and are employing a multi-brand approach. In the coming years, we plan to leverage our global architectures to introduce a number of new products under the Buick, Chevrolet and Cadillac brands in China and continue to grow our business under the local Wuling and Baojun brands while we are accelerating the development and rollout of EVs across our brands in China as part of our commitment to an all-electric future. We operate in the Chinese market through a number of joint ventures and maintaining strong relationships with our joint venture partners is an important part of our China market strategy.

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Wholesale vehicle sales, including vehicles exported to markets outside of China	322	392
Total net sales and revenue	$4,111	$5,833
Net income (loss)	$(228)	$123

Cruise

	Three Months Ended		Favorable/ (Unfavorable)	%
	March 31, 2024	March 31, 2023
Total net sales and revenue(a)	$25	$25	$—	—%
EBIT (loss)-adjusted	$(442)	$(561)	$119	21.2%
__________
(a)Primarily reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three months ended March 31, 2024 and 2023.

Cruise EBIT (Loss)-Adjusted In the three months ended March 31, 2024, EBIT (loss)-adjusted decreased primarily due to the restructuring actions taken in the three months ended December 31, 2023 that resulted in a decrease in development costs associated with Cruise's refocused operating strategy.

GM Financial

	Three Months Ended		Increase/ (Decrease)	%
	March 31, 2024	March 31, 2023
Total revenue	$3,811	$3,343	$468	14.0%
Provision for loan losses	$204	$131	$73	55.7%
EBT-adjusted	$737	$771	$(34)	(4.4)%
Average debt outstanding (dollars in billions)	$105.3	$96.9	$8.4	8.7%
Effective rate of interest paid	5.3%	4.2%	1.1%

GM Financial Revenue In the three months ended March 31, 2024, total revenue increased primarily due to increased finance charge income of $0.4 billion primarily due to an increase in the effective yield resulting from higher benchmark interest rates and growth in the size of the portfolio.

GM Financial EBT-Adjusted In the three months ended March 31, 2024, EBT-adjusted decreased primarily due to: (1) increased interest expense of $0.4 billion primarily due to an increased effective rate of interest on debt, resulting from higher benchmark interest rates, as well as an increase in average debt outstanding; and (2) increased provision for loan losses of $0.1 billion primarily due to moderating credit performance and recovery rates, partially offset by lower loan originations; partially offset by (3) increased finance charge income of $0.4 billion primarily due to an increase in the effective yield resulting from higher benchmark interest rates and growth in the size of the portfolio.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

our total available liquidity, cash flows from operating activities and additional liquidity measures, if determined to be necessary.

Our known current material uses of cash include, among other possible demands: (1) capital spending and our investments in our battery cell manufacturing joint ventures of approximately $10.5 billion to $11.5 billion in 2024; (2) payments for engineering and product development activities, including investing in the development and commercialization of AV technology by Cruise; (3) payments associated with previously announced vehicle recalls and any other recall-related contingencies; (4) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (5) dividend payments on our common stock that are declared by our Board of Directors; and (6) payments to purchase shares of our common stock authorized by our Board of Directors. Our material future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on the three objectives of our capital allocation program: (1) grow our business at an average target return on invested capital-adjusted (ROIC-adjusted) rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18.0 billion; and (3) after the first two objectives are met, return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors not less than once annually.

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

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. Risk Factors of our 2023 Form 10-K, some of which are outside of our control.

In November 2023, our Board of Directors increased the capacity under our previously announced share repurchase program by $10.0 billion to an aggregate of $11.4 billion and approved a $10.0 billion ASR program. In December 2023, pursuant to the agreements entered into in connection with the ASR, we advanced $10.0 billion and received approximately 215 million shares of common stock with a value of $6.8 billion, which were immediately retired. In March 2024, upon the first settlement of the transactions contemplated under the ASR Agreements, we received approximately 4 million additional shares, which were immediately retired. The final number of shares ultimately to be purchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. Upon final settlement, we may receive additional shares of common stock, or, under certain circumstances, we may be required to deliver shares of common stock or to make a cash payment, at our election. The final settlement of the transactions contemplated under the ASR Agreements is expected to occur no later than the three months ending December 31, 2024.

In the three months ended March 31, 2024, in addition to shares received under the ASR program, we purchased approximately 8 million shares of our outstanding common stock for $0.3 billion, including an insignificant amount related to purchases initiated in March 2024 that settle in April 2024, as part of the share repurchase program. We have $1.1 billion in capacity remaining under our share repurchase program as of March 31, 2024, with no expiration date.

In the three months ended March 31, 2024, we paid dividends of $0.1 billion to holders of our common stock.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable debt securities and funds available under credit facilities. The amount of available liquidity is subject to seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. We have not significantly changed the management of our liquidity, including our allocation of available liquidity, our portfolio composition and our investment guidelines since December 31, 2023. Refer to Part II, Item 7. MD&A of our 2023 Form 10-K.

In March 2024, we renewed our 364-day, $2.0 billion revolving credit facility allocated for the exclusive use of GM Financial, which now matures March 27, 2025. Interest rates on obligations under the renewed credit facility are based on Term SOFR.

In March 2024, we terminated our unsecured 364-day delayed draw term loan credit agreement that permitted the Company to borrow up to $3.0 billion executed in November 2023, resulting in an insignificant loss.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $14.1 billion at March 31, 2024, which consisted of two credit facilities and $17.1 billion at December 31, 2023, which consisted of three credit facilities. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use of GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.6 billion and $0.7 billion at March 31, 2024 and December 31, 2023.

If available capacity permits, GM Financial continues to have access to our automotive credit facilities. GM Financial did not have borrowings outstanding against any of these facilities at March 31, 2024 and December 31, 2023. We had intercompany loans from GM Financial of $0.2 billion at March 31, 2024 and December 31, 2023, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at March 31, 2024 and December 31, 2023. Refer to Note 4 to our condensed consolidated financial statements for additional information.

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of March 31, 2024 and determined we are in compliance and expect to remain in compliance in the future.

GM Financial's Board of Directors declared and paid dividends of $0.5 billion on its common stock in the three months ended March 31, 2024. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio.

The following table summarizes our Automotive available liquidity (dollars in billions):

	March 31, 2024	December 31, 2023
Automotive cash and cash equivalents	$11.9	$12.2
Marketable debt securities	7.8	7.6
Automotive cash, cash equivalents and marketable debt securities	19.7	19.8
Available under credit facilities(a)	13.5	16.4
Total Automotive available liquidity	$33.3	$36.3
__________
(a)We had letters of credit outstanding under our sub-facility of $0.6 billion and $0.7 billion at March 31, 2024 and December 31, 2023.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Three Months Ended March 31, 2024
Operating cash flow	$3.6
Capital expenditures	(2.7)
Dividends paid and payments to purchase common stock	(0.4)
Investment in Ultium Cells Holdings LLC	(0.2)
Decrease in available credit facilities	(2.9)
Other non-operating	(0.3)
Total change in automotive available liquidity	$(3.0)

Automotive Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2024	March 31, 2023
Operating Activities
Net income	$2.8	$2.2	$0.6
Depreciation, amortization and impairment charges	1.5	1.6	(0.1)
Pension and OPEB activities	(0.2)	(0.3)	0.1
Working capital	(1.5)	(2.1)	0.6
Accrued and other liabilities and income taxes	0.3	0.6	(0.3)
Other(a)	0.7	0.2	0.5
Net automotive cash provided by (used in) operating activities(b)	$3.6	$2.2	$1.4
__________
(a)Includes $0.5 billion in dividends received from GM Financial in the three months ended March 31, 2024 and 2023; partially offset by non-cash changes in other assets and liabilities in the three months ended March 31, 2023.
(b)Includes $1.3 billion and $0.2 billion in the three months ended March 31, 2024 and 2023, which are eliminated within the condensed consolidated statements of cash flows. Amounts eliminated primarily relate to purchases of, and collections on, wholesale finance receivables provided by GM Financial to our dealers and dividends issued by GM Financial to us.

	Three Months Ended		Change
	March 31, 2024	March 31, 2023
Investing Activities
Capital expenditures	$(2.7)	$(2.4)	$(0.3)
Acquisitions and liquidations of marketable securities, net	(0.2)	1.5	(1.7)
Other(a)	(0.3)	(0.7)	0.4
Net automotive cash provided by (used in) investing activities	$(3.3)	$(1.6)	$(1.7)
__________
(a)Includes $0.2 billion of GM's investment in Ultium Cells Holdings LLC in the three months ended March 31, 2024 and 2023; and a $0.3 billion investment in Lithium Americas in the three months ended March 31, 2023.

	Three Months Ended		Change
	March 31, 2024	March 31, 2023
Financing Activities
Net proceeds (payments) from short-term debt	$—	$(1.5)	$1.5
Other(a)	(0.5)	(0.7)	0.2
Net automotive cash provided by (used in) financing activities	$(0.5)	$(2.3)	$1.8
__________
(a)Includes $0.3 billion and $0.4 billion for payments to purchase common stock in the three months ended March 31, 2024 and 2023; and $0.1 billion for dividends paid in the three months ended March 31, 2024 and 2023.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the three months ended March 31, 2024, net automotive cash provided by operating activities under U.S. GAAP was $3.6 billion, capital expenditures were $2.7 billion and adjustments for management actions were $0.2 billion.

In the three months ended March 31, 2023, net automotive cash provided by operating activities under U.S. GAAP was $2.2 billion, capital expenditures were $2.4 billion and adjustments for management actions were insignificant.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investors Service and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. As of April 16, 2024, all credit ratings remained unchanged since December 31, 2023.

Cruise Liquidity Cruise available liquidity consists of cash and cash equivalents of $0.7 billion and $1.3 billion at March 31, 2024 and December 31, 2023. This excludes a multi-year credit agreement with GM Financial whereby Cruise can borrow a remaining aggregate amount of $3.4 billion to fund the purchase of AVs from GM and all accessories, attachments, parts and other equipment acquired in connection with or otherwise relating to any AV. At March 31, 2024, Cruise had total borrowings of $0.4 billion with GM Financial under this credit agreement. This also excludes a multi-year framework agreement with us whereby Cruise can defer invoices received through June 2028, up to $0.8 billion, related to engineering and capital spending incurred by us on behalf of Cruise. At March 31, 2024, Cruise deferred $0.6 billion under this agreement.

The following table summarizes the changes in Cruise's available liquidity (dollars in billions):

Three Months Ended March 31, 2024
Operating cash flow	$(0.7)
Other non-operating	0.1
Total change in Cruise available liquidity	$(0.6)

Cruise Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2024	March 31, 2023
Net cash provided by (used in) operating activities	$(0.7)	$(0.5)	$(0.2)
Net cash provided by (used in) investing activities	$—	$0.8	$(0.8)
Net cash provided by (used in) financing activities	$—	$0.1	$—

During the year ending December 31, 2024, we expect Cruise will require additional liquidity in order to support the continued development of AV technology.

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

The following table summarizes GM Financial's available liquidity (dollars in billions):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$5.0	$5.3
Borrowing capacity on unpledged eligible assets	25.4	21.9
Borrowing capacity on committed unsecured lines of credit	0.7	0.7
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$33.1	$29.9

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity. At March 31, 2024, available liquidity exceeded GM Financial's liquidity targets.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at March 31, 2024 and December 31, 2023. Refer to the "Automotive Liquidity" section of this MD&A for additional details.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At March 31, 2024, secured, committed unsecured and uncommitted unsecured credit facilities totaled $27.0 billion, $0.7 billion and $1.9 billion with advances outstanding of $1.5 billion, an insignificant amount and $1.9 billion.

GM Financial Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2024	March 31, 2023
Net cash provided by (used in) operating activities	$1.6	$1.7	$(0.1)
Net cash provided by (used in) investing activities(a)	$(1.6)	$(1.5)	$(0.1)
Net cash provided by (used in) financing activities(b)	$0.4	$0.2	$0.2
__________
(a)Includes $0.9 billion and $0.2 billion in the three months ended March 31, 2024 and 2023 primarily driven by purchases of, and collections on, wholesale finance receivables and intercompany loans to GM which are eliminated within the condensed consolidated statements of cash flows.
(b)Includes $0.5 billion in the three months ended March 31, 2024 and 2023 for dividends to GM which are eliminated within the condensed consolidated statements of cash flows.

In the three months ended March 31, 2024, Net cash provided by operating activities decreased primarily due to: (1) a net decrease in cash provided by counterparty derivative collateral posting activities of $0.3 billion; (2) an increase in interest paid of $0.2 billion; and (3) a net increase in other assets of $0.1 billion; partially offset by (4) an increase in finance charge income of $0.4 billion.

Critical Accounting Estimates The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A in our 2023 Form 10-K.

Non-GAAP Measures We use both GAAP and non-GAAP financial measures for operational and financial decision making, and to assess Company and segment business performance. Our non-GAAP measures include: EBIT-adjusted, presented net of noncontrolling interests; EBT-adjusted for our GM Financial segment; EPS-diluted-adjusted; ETR-adjusted; ROIC-adjusted and adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,
	2024	2023	2023	2022	2023	2022	2023	2022
Net income attributable to stockholders	$2,980	$2,395	$2,102	$1,999	$3,064	$3,305	$2,566	$1,692
Income tax expense (benefit)	762	428	(857)	580	470	845	522	490
Automotive interest expense	219	234	222	267	229	259	226	234
Automotive interest income	(186)	(229)	(308)	(215)	(322)	(122)	(251)	(73)
Adjustments
Buick dealer strategy(a)	96	99	131	511	93	—	246	—
Voluntary separation program(b)	—	875	130	—	30	—	—	—
Cruise restructuring(c)	—	—	478	—	—	—	—	—
GM Korea wage litigation(d)	—	—	(30)	—	—	—	(76)	—
India asset sales(e)	—	—	(111)	—	—	—	—	—
Russia exit(f)	—	—	—	657	—	—	—	—
Total adjustments	96	974	598	1,168	123	—	170	—
EBIT-adjusted	$3,871	$3,803	$1,757	$3,799	$3,564	$4,287	$3,234	$2,343
__________
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
(d)These adjustments were excluded because they relate to the partial resolution of subcontractor matters in Korea.
(e)These adjustments were excluded because they relate to an asset sale resulting from our strategic decision in 2020 to exit India.
(f)This adjustment was excluded because it relates to the shutdown of our Russia business including the write off of our net investment and release of accumulated translation losses into earnings.

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended
	March 31, 2024		March 31, 2023
	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$2,970	$2.56	$2,369	$1.69
Adjustments(a)	96	0.08	974	0.69
Tax effect on adjustments(b)	(24)	(0.02)	(239)	(0.17)
EPS-diluted-adjusted	$3,042	$2.62	$3,104	$2.21

__________
(a)Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for the details of each individual adjustment.
(b)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended
	March 31, 2024			March 31, 2023
	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate
Effective tax rate	$3,715	$762	20.5%	$2,775	$428	15.4%
Adjustments(a)	96	24		974	239
ETR-adjusted	$3,811	$786	20.6%	$3,749	$667	17.8%
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

We define return on equity (ROE) as Net income attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	March 31, 2024	March 31, 2023
Net income attributable to stockholders	$10.7	$9.4
Average equity(a)	$71.1	$68.6
ROE	15.1%	13.7%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income attributable to stockholders.

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	March 31, 2024	March 31, 2023
EBIT-adjusted(a)	$12.4	$14.2
Average equity(b)	$71.1	$68.6
Add: Average automotive debt and interest liabilities (excluding finance leases)	16.2	17.4
Add: Average automotive net pension & OPEB liability	8.7	8.6
Less: Average automotive and other net income tax asset	(21.6)	(20.9)
ROIC-adjusted average net assets	$74.5	$73.6
ROIC-adjusted	16.7%	19.3%
__________
(a)Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A.
(b)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may include "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and are often identified by words like “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions. In making these statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new products, services, technologies and customer experiences in response to increased competition and changing consumer needs and preferences; (2) our ability to timely fund

GENERAL MOTORS COMPANY AND SUBSIDIARIES

and introduce new and improved vehicle models, including EVs, that are able to attract a sufficient number of consumers; (3) our ability to profitably deliver a strategic portfolio of EVs that will help drive consumer adoption; (4) the success of our current line of ICE vehicles, particularly our full-size SUVs and full-size pickup trucks; (5) our highly competitive industry, which has been historically characterized by excess manufacturing capacity and the use of incentives, and the introduction of new and improved vehicle models by our competitors; (6) the unique technological, operational, regulatory and competitive risks related to the timing and commercialization of AVs, including the various regulatory approvals and permits required for operating driverless AVs in multiple markets; (7) risks associated with climate change, including increased regulation of GHG emissions, our transition to EVs and the potential increased impacts of severe weather events; (8) global automobile market sales volume, which can be volatile; (9) inflationary pressures and persistently high prices and uncertain availability of raw materials and commodities used by us and our suppliers, and instability in logistics and related costs; (10) our business in China, which is subject to unique operational, competitive, regulatory and economic risks; (11) the success of our ongoing strategic business relationships, particularly with respect to facilitating access to raw materials necessary for the production of EVs, and of our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (12) the international scale and footprint of our operations, which exposes us to a variety of unique political, economic, competitive and regulatory risks, including the risk of changes in government leadership and laws (including labor, trade, tax and other laws), political uncertainty or instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, changes in foreign exchange rates and interest rates, economic downturns in the countries in which we operate, differing local product preferences and product requirements, changes to and compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements and union relationships, differing dealer and franchise regulations and relationships, difficulties in obtaining financing in foreign countries, and public health crises, including the occurrence of a contagious disease or illness; (13) any significant disruption, including any work stoppages, at any of our manufacturing facilities; (14) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (15) pandemics, epidemics, disease outbreaks and other public health crises; (16) the possibility that competitors may independently develop products and services similar to ours, or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (17) our ability to manage risks related to security breaches, cyberattacks and other disruptions to our information technology systems and networked products, including connected vehicles and in-vehicle systems; (18) our ability to comply with increasingly complex, restrictive and punitive regulations relating to our enterprise data practices, including the collection, use, sharing and security of the personal information of our customers, employees or suppliers; (19) our ability to comply with extensive laws, regulations and policies applicable to our operations and products, including those relating to fuel economy, emissions and AVs; (20) costs and risks associated with litigation and government investigations; (21) the costs and effect on our reputation of product safety recalls and alleged defects in products and services; (22) any additional tax expense or exposure or failure to fully realize available tax incentives; (23) our continued ability to develop captive financing capability through GM Financial; and (24) any significant increase in our pension funding requirements. A further list and description of these risks, uncertainties and other factors can be found in our 2023 Form 10-K and our subsequent filings with the SEC.

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

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since December 31, 2023. For further discussion on market risk, refer to Part II, Item 7A. of our 2023 Form 10-K.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2024 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2023 Form 10-K.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended March 31, 2024:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share (b)(c)	Total Number of Shares Purchased Under Announced Programs(b)(d)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs(b)(d)
January 1, 2024 through January 31, 2024	27,360	$35.33	—	$1.4 billion
February 1, 2024 through February 29, 2024	996,280	$38.70	—	$1.4 billion
March 1, 2024 through March 31, 2024
First settlement of ASR(b)	4,202,918		4,202,918
Other shares purchased	7,889,030	$41.96	7,889,030	$1.1 billion
Total	13,115,588	$41.57	12,091,948
_______
(a)Shares purchased include shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs and PSUs relating to compensation plans. Refer to our 2023 Form 10-K for additional details on employee stock incentive plans.
(b)During the three months ended December 31, 2023, we entered into the ASR Agreements to repurchase an aggregate $10.0 billion of common stock, and we received and immediately retired approximately 215 million shares of our common stock (68% of the $10.0 billion aggregate purchase price calculated on the basis of a price of $31.60 per share, the closing share price of our common stock on November 29, 2023). In March 2024, upon the first settlement of the transactions contemplated under the ASR Agreements, we received approximately 4 million additional shares of our common stock, which were immediately retired. The final number of shares ultimately to be purchased, and the average price paid per share, will be determined at the final settlement of the ASR Agreements and will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. The final settlement of the transactions contemplated under the ASR Agreements in connection with the ASR program is expected to occur no later than the three months ending December 31, 2024.
(c)The weighted-average price paid per share excludes broker commissions.
(d)In November 2023, our Board of Directors increased the capacity under the share repurchase program by $10.0 billion to an aggregate of $11.4 billion and approved the $10.0 billion ASR program. At March 31, 2024, we had $1.1 billion in capacity remaining under the share repurchase program, with no expiration date.

*  *  *  *  *  *  *

Item 5. Other Information

During the three months ended March 31, 2024, the following directors or officers of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K: (1) on February 23, 2024, Julian Blissett, Executive Vice President and President, GM China, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 48,741 shares of GM common stock and up to 104,488 shares of GM common stock issuable upon exercise of vested options between May 28, 2024 and February 14, 2025, subject to certain conditions; (2) on February 26, 2024, Mary Barra, Chair and Chief Executive Officer, adopted trading plans intended to satisfy Rule 10b5-1(c) to sell up to 900,000 shares of GM common stock and up to 1,066,269 shares of GM common stock issuable upon exercise of vested options between May 28, 2024 and February 14, 2025, subject to certain conditions; and (3) on February 27, 2024, Mark Reuss, President, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 200,000 shares of GM common stock and up to 122,283 shares of GM common stock issuable upon exercise of vested options between May 28, 2024 and February 14, 2025, subject to certain conditions.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
3.1
Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference
3.2	General Motors Company Amended and Restated Bylaws, as amended April 20, 2023, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed April 21, 2023	Incorporated by Reference
10.1*	Form of Restricted Stock Unit Award Agreement No. 4 under the General Motors Company 2020 Long-Term Incentive Plan	Filed Herewith
10.2*	Form of Performance Stock Unit Award Agreement No. 4 under the General Motors Company 2020 Long-Term Incentive Plan	Filed Herewith
10.3
Sixth Amended and Restated 364-Day Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, and Bank of America, N.A., as co-syndication agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed March 28, 2024
Incorporated by Reference
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
_______
* Management contracts or compensatory plans and arrangements.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	April 23, 2024