Form 10-Q
period 2024-06-30
General Motors Co
filed 2024-07-23
CIK 1467858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 12, 2024 there were 1,123,922,119 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales and revenue
Automotive	$44,060	$41,254	$83,273	$77,900
GM Financial	3,908	3,493	7,710	6,832
Total net sales and revenue (Note 2)	47,969	44,746	90,983	84,732
Costs and expenses
Automotive and other cost of sales	38,615	36,632	72,611	68,879
GM Financial interest, operating and other expenses	3,109	2,768	6,215	5,380
Automotive and other selling, general and administrative expense	2,372	2,558	4,547	5,105
Total costs and expenses	44,096	41,958	83,372	79,364
Operating income (loss)	3,873	2,789	7,611	5,367
Automotive interest expense	206	226	425	460
Interest income and other non-operating income, net	60	358	362	767
Equity income (loss) (Note 7)	(84)	108	(189)	129
Income (loss) before income taxes	3,643	3,029	7,359	5,803
Income tax expense (benefit) (Note 14)	767	522	1,529	950
Net income (loss)	2,877	2,507	5,830	4,853
Net loss (income) attributable to noncontrolling interests	57	59	83	109
Net income (loss) attributable to stockholders	$2,933	$2,566	$5,913	$4,962

Net income (loss) attributable to common stockholders	$2,919	$2,540	$5,889	$4,908

Earnings per share (Note 17)
Basic earnings per common share	$2.57	$1.83	$5.14	$3.53
Weighted-average common shares outstanding – basic	1,136	1,385	1,145	1,390
Diluted earnings per common share	$2.55	$1.83	$5.10	$3.52
Weighted-average common shares outstanding – diluted	1,147	1,389	1,155	1,396

Dividends declared per common share	$0.12	$0.09	$0.24	$0.18

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss)	$2,877	$2,507	$5,830	$4,853
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	(398)	(130)	(733)	18
Defined benefit plans	45	(44)	121	(78)
Other comprehensive income (loss), net of tax	(353)	(174)	(612)	(61)
Comprehensive income (loss)	2,524	2,333	5,218	4,792
Comprehensive loss (income) attributable to noncontrolling interests	82	59	155	118
Comprehensive income (loss) attributable to stockholders	$2,605	$2,393	$5,373	$4,910

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$22,516	$18,853
Marketable debt securities (Note 3)	8,313	7,613
Accounts and notes receivable, net of allowance of $288 and $298	13,406	12,378
GM Financial receivables, net of allowance of $940 and $906 (Note 4; Note 8 at VIEs)	42,783	39,076
Inventories (Note 5)	17,605	16,461
Other current assets (Note 3; Note 8 at VIEs)	7,442	7,238
Total current assets	112,064	101,618
Non-current Assets
GM Financial receivables, net of allowance of $1,371 and $1,438 (Note 4; Note 8 at VIEs)	44,747	45,043
Equity in net assets of nonconsolidated affiliates (Note 7)	10,734	10,613
Property, net	51,145	50,321
Goodwill and intangible assets, net	4,778	4,862
Equipment on operating leases, net (Note 6; Note 8 at VIEs)	30,345	30,582
Deferred income taxes	21,088	22,339
Other assets (Note 3; Note 8 at VIEs)	8,054	7,686
Total non-current assets	170,891	171,446
Total Assets	$282,956	$273,064

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$28,762	$28,114
Short-term debt and current portion of long-term debt (Note 9)
Automotive	922	428
GM Financial (Note 8 at VIEs)	37,176	38,540
Accrued liabilities	28,503	27,364
Total current liabilities	95,363	94,445
Non-current Liabilities
Long-term debt (Note 9)
Automotive	15,409	15,985
GM Financial (Note 8 at VIEs)	72,929	66,788
Postretirement benefits other than pensions (Note 12)	4,250	4,345
Pensions (Note 12)	6,171	6,680
Other liabilities	16,933	16,515
Total non-current liabilities	115,692	110,312
Total Liabilities	211,055	204,757
Commitments and contingencies (Note 13)
Noncontrolling interest - Cruise stock incentive awards	—	118
Equity (Note 16)
Common stock, $0.01 par value	11	12
Additional paid-in capital	19,602	19,130
Retained earnings	59,807	55,391
Accumulated other comprehensive loss	(10,787)	(10,247)
Total stockholders’ equity	68,633	64,286
Noncontrolling interests	3,267	3,903
Total Equity	71,900	68,189
Total Liabilities and Equity	$282,956	$273,064

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net income (loss)	$5,830	$4,853
Depreciation and impairment of Equipment on operating leases, net	2,425	2,476
Depreciation, amortization and impairment charges on Property, net	3,859	3,270
Foreign currency remeasurement and transaction (gains) losses	(148)	148
Undistributed earnings of nonconsolidated affiliates, net	(101)	193
Pension contributions and OPEB payments	(430)	(458)
Pension and OPEB income, net	30	(41)
Provision (benefit) for deferred taxes	1,127	(42)
Change in other operating assets and liabilities	(3,464)	278
Net cash provided by (used in) operating activities	9,128	10,677
Cash flows from investing activities
Expenditures for property	(5,352)	(4,683)
Available-for-sale marketable securities, acquisitions	(2,232)	(2,727)
Available-for-sale marketable securities, liquidations	1,535	5,404
Purchases of finance receivables	(16,639)	(17,810)
Principal collections and recoveries on finance receivables	15,578	13,922
Purchases of leased vehicles	(7,489)	(6,834)
Proceeds from termination of leased vehicles	6,157	6,673
Other investing activities	(546)	(770)
Net cash provided by (used in) investing activities	(8,987)	(6,824)
Cash flows from financing activities
Net increase (decrease) in short-term debt	294	70
Proceeds from issuance of debt (original maturities greater than three months)	29,370	26,235
Payments on debt (original maturities greater than three months)	(23,904)	(23,812)
Payments to purchase common stock	(1,346)	(869)
Dividends paid	(334)	(311)
Other financing activities	(288)	(470)
Net cash provided by (used in) financing activities	3,793	843
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(231)	108
Net increase (decrease) in cash, cash equivalents and restricted cash	3,702	4,805
Cash, cash equivalents and restricted cash at beginning of period	21,917	21,948
Cash, cash equivalents and restricted cash at end of period	$25,620	$26,753

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$4,889	$5,695

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity (Permanent Equity)	Noncontrolling Interest Cruise Stock Incentive Awards (Temporary Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2023	$14	$26,428	$49,251	$(7,901)	$4,135	$71,927	$357
Net income (loss)	—	—	2,395	—	(49)	2,346	—
Other comprehensive income (loss)	—	—	—	123	(9)	113	—
Purchase of common stock	—	(168)	(201)	—	—	(369)	—
Stock based compensation	—	(34)	(2)	—	—	(35)	7
Cash dividends paid on common stock	—	—	(126)	—	—	(126)	—
Other	—	97	—	—	7	103	(93)
Balance at March 31, 2023	14	26,323	51,318	(7,778)	4,084	73,961	271
Net income (loss)	—	—	2,566	—	(59)	2,507	—
Other comprehensive income (loss)	—	—	—	(174)	—	(174)	—
Purchase of common stock	—	(261)	(239)	—	—	(500)	—
Stock based compensation	—	88	(1)	—	—	86	9
Cash dividends paid on common stock	—	—	(124)	—	—	(124)	—
Dividends to noncontrolling interests	—	—	—	—	(61)	(61)	—
Other	—	(72)	(3)	—	67	(8)	7
Balance at June 30, 2023	$14	$26,078	$53,517	$(7,953)	$4,030	$75,685	$287

Balance at January 1, 2024	$12	$19,130	$55,391	$(10,247)	$3,903	$68,189	$118
Net income (loss)	—	—	2,980	—	(27)	2,953	—
Other comprehensive income (loss)	—	—	—	(212)	(47)	(259)	—
Purchase of common stock	—	208	(539)	—	—	(331)	—
Stock based compensation	—	58	(2)	—	—	56	5
Cash dividends paid on common stock	—	—	(139)	—	—	(139)	—
Other	—	(38)	(4)	—	(2)	(44)	52
Balance at March 31, 2024	11	19,358	57,688	(10,459)	3,828	70,426	175
Net income (loss)	—	—	2,933	—	(57)	2,877	—
Other comprehensive income (loss)	—	—	—	(328)	(25)	(353)	—
Purchase of common stock	—	(363)	(667)	—	—	(1,030)	—
Stock based compensation	—	126	(2)	—	—	124	—
Cash dividends paid on common stock	—	—	(136)	—	—	(136)	—
Dividends to noncontrolling interests	—	—	—	—	(60)	(60)	—
Other	—	481	(9)	—	(419)	52	(175)
Balance at June 30, 2024	$11	$19,602	$59,807	$(10,787)	$3,267	$71,900	$—
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 2. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended June 30, 2024
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$39,416	$3,091	$8	$42,515	$—	$—	$—	$42,515
Used vehicles	331	7	—	338	—	—	—	338
Services and other	979	200	29	1,208	25	—	(25)	1,208
Automotive net sales and revenue	40,725	3,298	37	44,060	25	—	(25)	44,060
Leased vehicle income	—	—	—	—	—	1,803	—	1,803
Finance charge income	—	—	—	—	—	1,876	(8)	1,868
Other income	—	—	—	—	—	239	(2)	237
GM Financial net sales and revenue	—	—	—	—	—	3,918	(10)	3,908
Net sales and revenue	$40,725	$3,298	$37	$44,060	$25	$3,918	$(35)	$47,969

	Three Months Ended June 30, 2023
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$36,099	$3,621	$41	$39,761	$—	$—	$—	$39,761
Used vehicles	256	6	—	262	—	—	—	262
Services and other	865	328	39	1,231	26	—	(26)	1,231
Automotive net sales and revenue	37,220	3,955	79	41,254	26	—	(26)	41,254
Leased vehicle income	—	—	—	—	—	1,820	—	1,820
Finance charge income	—	—	—	—	—	1,490	(4)	1,486
Other income	—	—	—	—	—	187	(1)	186
GM Financial net sales and revenue	—	—	—	—	—	3,498	(5)	3,493
Net sales and revenue	$37,220	$3,955	$79	$41,254	$26	$3,498	$(31)	$44,746

	Six Months Ended June 30, 2024
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$74,313	$5,851	$13	$80,177	$—	$—	$—	$80,177
Used vehicles	559	12	—	571	—	—	—	571
Services and other	1,951	516	56	2,523	51	—	(50)	2,524
Automotive net sales and revenue	76,824	6,380	68	83,272	51	—	(50)	83,273
Leased vehicle income	—	—	—	—	—	3,603	—	3,603
Finance charge income	—	—	—	—	—	3,662	(16)	3,646
Other income	—	—	—	—	—	465	(3)	462
GM Financial net sales and revenue	—	—	—	—	—	7,730	(19)	7,710
Net sales and revenue	$76,824	$6,380	$68	$83,272	$51	$7,730	$(69)	$90,983

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Six Months Ended June 30, 2023
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$67,975	$6,963	$50	$74,988	$—	$—	$—	$74,988
Used vehicles	431	11	—	442	—	—	—	442
Services and other	1,702	708	60	2,470	51	—	(51)	2,470
Automotive net sales and revenue	70,108	7,682	110	77,900	51	—	(51)	77,900
Leased vehicle income	—	—	—	—	—	3,638	—	3,638
Finance charge income	—	—	—	—	—	2,859	(6)	2,852
Other income	—	—	—	—	—	344	(3)	341
GM Financial net sales and revenue	—	—	—	—	—	6,841	(9)	6,832
Net sales and revenue	$70,108	$7,682	$110	$77,900	$51	$6,841	$(60)	$84,732

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales increased revenue by $310 million and an insignificant amount in the three months ended June 30, 2024 and 2023.

Contract liabilities in our Automotive segments primarily consist of vehicle connectivity, customer rewards programs, maintenance, extended warranty and other contracts of $5.8 billion and $5.0 billion at June 30, 2024 and December 31, 2023, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $455 million and $945 million related to contract liabilities in the three and six months ended June 30, 2024 and $410 million and $818 million in the three and six months ended June 30, 2023. We expect to recognize revenue of $1.1 billion in the six months ending December 31, 2024 and $1.7 billion, $1.3 billion and $1.7 billion in the years ending December 31, 2025, 2026 and thereafter related to contract liabilities at June 30, 2024.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 3. Marketable and Other Securities

The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	June 30, 2024	December 31, 2023
Cash and cash equivalents
Cash and time deposits		$12,777	$8,977
Available-for-sale debt securities
U.S. government and agencies	2	200	211
Corporate debt	2	2,936	1,439
Sovereign debt	2	1,310	734
Total available-for-sale debt securities – cash equivalents		4,446	2,384
Money market funds	1	5,292	7,491
Total cash and cash equivalents		$22,516	$18,853
Marketable debt securities
U.S. government and agencies	2	$3,575	$3,495
Corporate debt and other	2	4,160	3,529
Mortgage and asset-backed	2	577	589
Total available-for-sale debt securities – marketable securities		$8,313	$7,613
Restricted cash
Cash and cash equivalents		$354	$277
Money market funds	1	2,750	2,787
Total restricted cash		$3,104	$3,064

Available-for-sale debt securities included above with contractual maturities(a)
Due in one year or less		$6,225
Due between one and five years		5,787
Total available-for-sale debt securities with contractual maturities		$12,012
__________
(a)Excludes mortgage and asset-backed securities of $577 million at June 30, 2024 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $584 million and $638 million in the three months ended June 30, 2024 and 2023 and $1.1 billion and $1.0 billion in the six months ended June 30, 2024 and 2023. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three months ended June 30, 2024 and 2023. Net unrealized gains on available-for-sale debt securities were insignificant in the six months ended June 30, 2024 and 2023. Cumulative unrealized losses on available-for-sale debt securities were $144 million and $160 million at June 30, 2024 and December 31, 2023.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

June 30, 2024
Cash and cash equivalents	$22,516
Restricted cash included in Other current assets	2,652
Restricted cash included in Other assets	452
Total	$25,620

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. GM Financial Receivables and Transactions

	June 30, 2024			December 31, 2023
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables	$73,335	$16,506	$89,841	$72,729	$13,734	$86,463
Less: allowance for loan losses	(2,261)	(50)	(2,311)	(2,308)	(36)	(2,344)
GM Financial receivables, net	$71,074	$16,456	$87,530	$70,421	$13,698	$84,119

Fair value of GM Financial receivables utilizing Level 2 inputs			$16,456			$13,698
Fair value of GM Financial receivables utilizing Level 3 inputs			$71,552			$70,911
__________
(a)Commercial finance receivables include dealer financing of $16.1 billion and $13.3 billion, and other financing of $431 million and $476 million at June 30, 2024 and December 31, 2023. Commercial finance receivables are presented net of dealer cash management balances of $3.0 billion and $2.6 billion at June 30, 2024 and December 31, 2023. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Allowance for loan losses at beginning of period	$2,355	$2,152	$2,344	$2,096
Provision for loan losses	174	167	378	298
Charge-offs	(411)	(323)	(816)	(645)
Recoveries	222	191	435	378
Effect of foreign currency and other	(29)	14	(30)	74
Allowance for loan losses at end of period	$2,311	$2,202	$2,311	$2,202

The allowance for loan losses as a percentage of finance receivables was 2.6% and 2.7% at June 30, 2024 and December 31, 2023.

Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at June 30, 2024 and December 31, 2023:

	Year of Origination						June 30, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
Prime – FICO score 680 and greater	$11,725	$19,600	$12,532	$7,131	$3,651	$772	$55,411	75.6%
Near-prime – FICO score 620 to 679	1,817	2,701	1,867	1,389	670	291	8,736	11.9%
Sub-prime – FICO score less than 620	1,908	2,553	1,951	1,487	752	539	9,188	12.5%
Retail finance receivables	$15,450	$24,854	$16,350	$10,007	$5,073	$1,602	$73,335	100.0%

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
Prime – FICO score 680 and greater	$23,940	$15,581	$9,039	$4,926	$1,076	$320	$54,882	75.5%
Near-prime – FICO score 620 to 679	3,234	2,281	1,746	906	350	129	8,647	11.9%
Sub-prime – FICO score less than 620	3,079	2,397	1,884	1,010	573	257	9,200	12.6%
Retail finance receivables	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $774 million and $809 million at June 30, 2024 and December 31, 2023. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at June 30, 2024 and December 31, 2023, as well as summary totals for June 30, 2023:

	Year of Origination						June 30, 2024		June 30, 2023
	2024	2023	2022	2021	2020	Prior	Total	Percent	Total	Percent
0-to-30 days	$15,306	$24,314	$15,782	$9,551	$4,839	$1,419	$71,211	97.1%	$67,957	97.5%
31-to-60 days	109	383	411	337	175	136	1,551	2.1%	1,284	1.8%
Greater-than-60 days	30	135	138	108	54	44	509	0.7%	430	0.6%
Finance receivables more than 30 days delinquent	140	518	549	445	229	179	2,060	2.8%	1,714	2.5%
In repossession	4	22	19	11	5	3	64	0.1%	51	0.1%
Finance receivables more than 30 days delinquent or in repossession	144	540	567	457	234	182	2,124	2.9%	1,765	2.5%
Retail finance receivables	$15,450	$24,854	$16,350	$10,007	$5,073	$1,602	$73,335	100.0%	$69,722	100.0%

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
0-to-30 days	$29,816	$19,602	$12,098	$6,533	$1,825	$599	$70,472	96.9%
31-to-60 days	318	470	415	227	130	78	1,637	2.3%
Greater-than-60 days	102	168	142	76	42	29	559	0.8%
Finance receivables more than 30 days delinquent	421	637	557	302	172	107	2,196	3.0%
In repossession	17	20	14	6	3	1	61	0.1%
Finance receivables more than 30 days delinquent or in repossession	437	657	572	308	175	108	2,257	3.1%
Retail finance receivables	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer credit risk profile by dealer risk rating at June 30, 2024 and December 31, 2023:

	Year of Origination(a)							June 30, 2024
Dealer Risk Rating	Revolving	2024	2023	2022	2021	2020	Prior	Total	Percent
I	$14,056	$102	$235	$384	$268	$286	$35	$15,365	95.6%
II	332	—	3	22	—	1	—	358	2.2%
III	301	4	5	—	24	—	18	352	2.2%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$14,689	$106	$243	$406	$292	$287	$52	$16,075	100.0%
__________
(a)Floorplan advances comprise 99.4% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2023
Dealer Risk Rating	Revolving	2023	2022	2021	2020	2019	Prior	Total	Percent
I	$11,513	$279	$403	$297	$301	$75	$11	$12,879	97.1%
II	182	—	2	2	—	—	—	187	1.4%
III	152	1	15	12	—	11	—	192	1.4%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$11,846	$281	$421	$311	$301	$86	$11	$13,257	100.0%
__________
(a)Floorplan advances comprise 99.7% of the total revolving balance. Dealer term loans are presented by year of origination.

There were no commercial finance receivables on nonaccrual status at June 30, 2024 and December 31, 2023.

Transactions with GM Financial The following tables show transactions between our Automotive segments, Cruise and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	June 30, 2024	December 31, 2023
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables due from GM consolidated dealers	$226	$164
Commercial finance receivables due from Cruise	$395	$353
Subvention receivable from GM(b)	$558	$508
Commercial loan funding payable to GM	$83	$55

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$346	$308	$680	$587
Leased vehicle subvention earned	$359	$389	$723	$782
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive segments made cash payments to GM Financial for subvention of $934 million and $915 million in the three months ended June 30, 2024 and 2023 and $1.7 billion in the six months ended June 30, 2024 and 2023.

GM Financial's Board of Directors declared and paid dividends of $450 million on its common stock in the three months ended June 30, 2024 and 2023 and $900 million in the six months ended June 30, 2024 and 2023.

Note 5. Inventories

	June 30, 2024	December 31, 2023
Total productive material, supplies and work in process	$7,493	$7,422
Finished product, including service parts	10,112	9,039
Total inventories	$17,605	$16,461

Inventories are reflected net of allowances totaling $2.1 billion and $2.2 billion, of which $1.7 billion and $1.9 billion are electric vehicle (EV)-related, to remeasure inventory on-hand to net realizable value at June 30, 2024 and December 31, 2023.

Note 6. Equipment on Operating Leases

Equipment on operating leases consists of leases to retail customers of GM Financial.

	June 30, 2024	December 31, 2023
Equipment on operating leases	$36,993	$37,921
Less: accumulated depreciation	(6,648)	(7,338)
Equipment on operating leases, net	$30,345	$30,582

The estimated residual value of our leased assets at the end of the lease term was $22.4 billion and $22.7 billion at June 30, 2024 and December 31, 2023.

Depreciation expense related to Equipment on operating leases, net was $1.2 billion in the three months ended June 30, 2024 and 2023 and $2.4 billion and $2.5 billion in the six months ended June 30, 2024 and 2023.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Lease receipts under operating leases	$2,681	$4,229	$2,317	$505	$33	$2	$9,767

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

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Automotive China joint ventures equity income (loss)	$(104)	$78	$(210)	$161
Ultium Cells Holdings LLC equity income (loss)(a)	324	36	479	90
Other joint ventures equity income (loss)	21	30	22	(31)
Total Equity income (loss)	$240	$145	$291	$220
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

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$4,677	$8,126	$8,788	$13,959
Automotive China JVs' net income (loss)	$(214)	$296	$(442)	$419

Dividends declared but not paid from our nonconsolidated affiliates were $410 million and an insignificant amount at June 30, 2024 and December 31, 2023. Dividends received from our nonconsolidated affiliates were insignificant and $190 million in the three and six months ended June 30, 2024 and $400 million and $413 million in the three and six months ended June 30, 2023. Undistributed earnings from our nonconsolidated affiliates were $1.8 billion and $1.7 billion at June 30, 2024 and December 31, 2023.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	June 30, 2024	December 31, 2023
Restricted cash – current	$2,394	$2,398
Restricted cash – non-current	$345	$367
GM Financial receivables – current	$25,095	$22,990
GM Financial receivables – non-current	$23,305	$23,535
GM Financial equipment on operating leases, net	$15,121	$15,794
GM Financial short-term debt and current portion of long-term debt	$18,278	$22,088
GM Financial long-term debt	$26,430	$23,210

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs principally include automotive related operating entities to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support and other off-balance sheet arrangements. The carrying amounts of assets were approximately $3.2 billion and $2.4 billion and liabilities were insignificant related to our nonconsolidated VIEs at June 30, 2024 and December 31, 2023. Our maximum exposure to loss as a result of our involvement with these VIEs was approximately $3.7 billion and $3.5 billion, inclusive of approximately $0.3 billion and $0.8 billion in committed capital contributions to Ultium Cells Holdings LLC, at June 30, 2024 and December 31, 2023. Our maximum exposure to loss, and required capital contributions, could vary depending on Ultium Cells Holdings LLC's requirements and access to capital. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 9. Debt

Automotive The following table presents debt in our automotive operations:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$121	$119	$134	$132
Unsecured debt(a)	15,810	15,539	15,842	15,911
Finance lease liabilities	400	411	437	447
Total automotive debt(b)	$16,330	$16,069	$16,413	$16,490

Fair value utilizing Level 1 inputs		$15,128		$15,457
Fair value utilizing Level 2 inputs		$941		$1,033

Available under credit facility agreements(c)		$13,551		$16,446
Weighted-average interest rate on outstanding short-term debt(d)		8.1%		16.2%
Weighted-average interest rate on outstanding long-term debt(d)		5.8%		5.8%
__________
(a)Primarily consists of senior notes.
(b)Includes net discount and debt issuance costs of $481 million and $527 million at June 30, 2024 and December 31, 2023.
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

GM Financial The following table presents debt of GM Financial:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$44,630	$44,560	$45,243	$44,971
Unsecured debt	65,476	65,271	60,084	59,651
Total GM Financial debt	$110,106	$109,831	$105,327	$104,622

Fair value utilizing Level 2 inputs		$107,820		$102,262
Fair value utilizing Level 3 inputs		$2,010		$2,360

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 to our condensed consolidated financial statements for additional information on GM Financial's involvement with VIEs. In the six months ended June 30, 2024, GM Financial renewed revolving credit facilities with total borrowing capacity of $17.0 billion and issued $13.5 billion in aggregate principal amount of securitization notes payable with an initial weighted-average interest rate of 5.4% and maturity dates ranging from 2024 to 2036.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the six months ended June 30, 2024, GM Financial issued $10.7 billion in aggregate principal amount of senior notes with an initial weighted-average interest rate of 5.4% and maturity dates ranging from 2027 to 2034.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 10. Derivative Financial Instruments

The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	June 30, 2024			December 31, 2023
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps	2	$33,285	$4	$456	$18,379	$75	$238
Cash flow hedges
Interest rate swaps	2	1,964	21	3	2,381	17	16
Foreign currency swaps(b)	2	9,054	103	399	8,003	144	311
Derivatives not designated as hedges(a)
Interest rate contracts	2	115,512	1,371	1,831	134,683	1,573	1,997
Total derivative financial instruments(c)		$159,814	$1,499	$2,689	$163,446	$1,809	$2,563
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and six months ended June 30, 2024 and 2023 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)The effect of foreign currency cash flow hedges recognized in Accumulated other comprehensive loss in the condensed consolidated statements of comprehensive income includes an insignificant loss and an insignificant gain for the three months ended June 30, 2024 and 2023, and losses of $215 million and an insignificant gain for the six months ended June 30, 2024 and 2023. The effect of foreign currency cash flow hedges reclassified from Accumulated other comprehensive loss in the condensed consolidated statements of comprehensive income into income includes an insignificant loss and an insignificant gain for the three months ended June 30, 2024 and 2023, and losses of $212 million and an insignificant gain for the six months ended June 30, 2024 and 2023.
(c)GM Financial held $436 million and $457 million of collateral from counterparties available for netting against GM Financial's asset positions and posted $1.3 billion and $1.2 billion of collateral to counterparties available for netting against GM Financial's liability positions at June 30, 2024 and December 31, 2023.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	June 30, 2024		December 31, 2023
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$6,381	$(31)	$3,508	$(8)
Long-term unsecured debt	30,233	1,252	30,043	1,037
GM Financial unsecured debt	$36,614	$1,220	$33,551	$1,029
__________
(a)Includes $852 million and $872 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at June 30, 2024 and December 31, 2023.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 11. Product Warranty and Related Liabilities

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$9,356	$8,482	$9,295	$8,530
Warranties issued and assumed in period – recall campaigns	390	313	656	549
Warranties issued and assumed in period – product warranty	888	566	1,556	1,056
Payments	(1,030)	(969)	(2,054)	(2,027)
Adjustments to pre-existing warranties	463	332	637	611
Effect of foreign currency and other	(23)	18	(47)	23
Warranty balance at end of period	10,043	8,741	10,043	8,741
Less: Supplier recoveries balance at end of period(a)	646	343	646	343
Warranty balance, net of supplier recoveries at end of period	$9,397	$8,398	$9,397	$8,398
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Product Warranty Expense, Net of Recoveries
Warranties issued and assumed in period	$1,278	$879	$2,211	$1,605
Supplier recoveries accrued in period	(79)	733	(137)	689
Adjustments and other	440	349	590	634
Warranty expense, net of supplier recoveries	$1,639	$1,961	$2,664	$2,928

In the three and six months ended June 30, 2024, we recorded insignificant charges to supplier recoveries and in the three months ended June 30, 2023, we recorded $792 million in charges to supplier recoveries related to a settlement for Chevrolet Bolt recall costs. For estimates related to reasonably possible losses in excess of amounts accrued for recall campaigns, refer to Note 13 to our condensed consolidated financial statements for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$47	$36	$2	$43	$42	$2
Interest cost	533	133	58	568	176	59
Expected return on plan assets	(685)	(137)	—	(730)	(184)	—
Amortization of prior service cost (credit)	15	1	(1)	—	—	(1)
Amortization of net actuarial (gains) losses	2	11	—	—	9	(5)
Net periodic pension and OPEB (income) expense	$(88)	$44	$59	$(119)	$43	$55

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$94	$70	$5	$87	$84	$4
Interest cost	1,066	261	114	1,136	337	118
Expected return on plan assets	(1,370)	(268)	—	(1,460)	(352)	—
Amortization of prior service cost (credit)	30	2	(1)	(1)	1	(1)
Amortization of net actuarial (gains) losses	4	23	—	—	17	(11)
Net periodic pension and OPEB (income) expense	$(176)	$88	$118	$(238)	$87	$110

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income presented in Interest income and other non-operating income, net are insignificant in the three months ended June 30, 2024 and 2023 and insignificant and $172 million in the six months ended June 30, 2024 and 2023.

Note 13. Commitments and Contingencies

Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At June 30, 2024 and December 31, 2023, we had accruals of $1.2 billion in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the potential loss. Some matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that cannot be reasonably estimated. Accordingly, while we believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated, it is possible that adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

GM Korea Subcontract Workers Litigation GM Korea Company (GM Korea) is party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 and September 2020, the Korean labor authorities issued adverse administrative orders finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed the May 2018 and September 2020 orders. Since June 2020, the Seoul High Court (an intermediate-level appellate court) ruled against GM Korea in eight subcontract worker claims. Although GM Korea has appealed these decisions to the Supreme Court of the Republic of Korea, GM Korea has since hired certain of its subcontract workers as full-time employees. At June 30, 2024, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $147 million. We estimate the reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be approximately $53 million at June 30, 2024. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

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

There is a class action pending against GM in the U.S., and a putative class action in Canada, alleging that 2011–2016 model year Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles are equipped with defective fuel pumps that are prone to failure. In March 2023, the U.S. court certified seven state subclasses. We reached an agreement to settle this matter on terms consistent with our accrual and the settlement agreement is pending final court approval.

Beyond the class action litigations disclosed, we have several other class action litigations pending at any given time. Historically, relatively few classes have been certified in these types of cases. Therefore, we will generally only disclose specific class actions if a class is certified and we believe there is a reasonably possible material exposure to the Company.

In June 2024, following completion of discussions with the Environmental Protection Agency (EPA) and the National Highway Traffic Safety Administration (NHTSA) regarding in-use verification program testing results for carbon-related exhaust emissions on approximately 6 million GM vehicles from model years 2012 through 2018, we agreed to voluntarily (i) recalculate our EPA greenhouse gas (GHG) credit balance and retire GHG credits generated in the 2009-2016 model years (some of which we purchased from other original equipment manufacturers) and (ii) pay NHTSA Corporate Average Fuel Economy (CAFE) civil penalties and retire CAFE credits generated in the 2008-2010 model years. The federal government did not require any fuel economy label adjustments. This resolution brought the total costs expensed in connection with these matters to approximately $450 million, which is consistent with our previous accruals.

Indirect tax-related matters are being evaluated globally pertaining to value added taxes, customs, duties, sales tax, property taxes and other non-income tax exposures. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. For indirect tax-related matters, we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $1.7 billion at June 30, 2024.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Takata Matters In November 2020, NHTSA directed that we replace the Takata Corporation (Takata) airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and sport utility vehicles (SUVs), and we decided not to contest NHTSA's decision. While we have already begun the process of executing the recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the year ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy. At June 30, 2024, our remaining accrual for these matters was $584 million, and we believe the currently accrued amount remains reasonable.

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

Chevrolet Bolt Recall In July 2021, we initiated a voluntary recall for certain 2017–2019 model year Chevrolet Bolt EVs due to the risk that two manufacturing defects present in the same battery cell could cause a high voltage battery fire in certain of these vehicles. After further investigation into the manufacturing processes at our battery supplier, LGES, and disassembling battery packs, we determined that the risk of battery cell defects was not confined to the initial recall population. As a result, in August 2021, we expanded the recall to include all 2017–2022 model year Chevrolet Bolt EV and Chevrolet Bolt Electric Utility Vehicles (EUVs). LG Electronics, Inc. (LGE) and LGES (collectively, LG), have agreed to reimburse GM for certain costs and expenses associated with the recall. The commercial negotiations with LG also resolved other commercial matters associated with our Ultium Cells Holdings LLC joint venture with LGES. Accordingly, as of December 31, 2023, we had accrued a total of $2.6 billion and recognized receivables totaling $1.6 billion in connection with these matters. At June 30, 2024, our remaining accrual for these matters was $0.4 billion. These charges reflect our current best estimate for the cost of the recall remedy, which includes non-traditional recall remedies provided by GM to enhance customer satisfaction. The actual costs of the recall could be materially higher or lower.

In addition, putative class actions have been filed against GM in the U.S. and Canada alleging that the batteries contained in the Bolt EVs and EUVs included in the recall population are defective. GM has agreed to settle the U.S. class actions for an immaterial amount and the settlement agreement is pending final court approval.

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

European Commission and UK Competition and Markets Authority Matter In March 2022, the European Commission and UK Competition and Markets Authority (CMA) conducted inspections at the premises of, and sent out formal requests for information to, several companies and associations active in the automotive sector. The investigations concern conduct related to coordination regarding the collection, treatment and recovery of end-of-life cars and vans (ELVs), which are considered waste. GM was not the subject of the inspections but has since received requests for information related to activities conducted by Opel, a former subsidiary business we sold to Stellantis in 2017. GM has replied to the European Commission’s and CMA’s requests for information. The inspections and requests for information are preliminary investigatory steps and do not prejudge the outcome of the investigations, and in the three months ended June 30, 2024, we accrued an immaterial amount related to this matter. If an infringement is established as to Opel’s conduct, there are a range of possible outcomes, including fines, which could be material.

Privacy and Consumer Protection Matters There are several putative class actions pending against GM in federal courts in the U.S. alleging violations of state and federal privacy and consumer protection laws related to the collection and use of certain consumer data obtained through our former OnStar Smart Driver product. In June 2024, those class actions were consolidated into a multi-district litigation proceeding in the Northern District of Georgia. In addition, a number of federal and state agencies and attorneys general have opened investigations or made inquiries of us relating to these alleged consumer protection and privacy issues. The Company is fully cooperating with these agencies and attorneys general. At this stage, we are not able to estimate any reasonably possible or probable material loss or range of loss that may result from these actions.

Product Liability We recorded liabilities of $649 million and $615 million in Accrued liabilities and Other liabilities at June 30, 2024 and December 31, 2023, for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. We believe that any judgment against us involving our products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2024 to 2029, or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on royalties received associated with vehicles sold to date were $3.8 billion and $3.5 billion for these guarantees at June 30, 2024 and December 31, 2023, the majority of which relates to the indemnification agreements.

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

Supplier Finance Programs Third-party finance providers offer certain suppliers the option for payment in advance of their invoice due date through financing programs that we established. We retain our obligation to the participating suppliers, and we make payments directly to the third-party finance providers on the original invoice due date pursuant to the original invoice terms. There are no assets pledged as security or other forms of guarantees provided for committed payments. Our outstanding eligible balances under our supplier finance programs were $1.4 billion and $1.3 billion at June 30, 2024 and December 31, 2023, which are recorded in Accounts payable (principally trade).

Note 14. Income Taxes

In the three months ended June 30, 2024 and 2023, Income tax expense of $767 million and $522 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation. In the six months ended June 30, 2024 and 2023, Income tax expense of $1.5 billion and $950 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation.

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

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance at beginning of period	$565	$1,450	$779	$520
Additions, interest accretion and other	299	255	412	1,235
Payments	(247)	(554)	(572)	(605)
Revisions to estimates and effect of foreign currency	(1)	1	(4)	1
Balance at end of period	$615	$1,151	$615	$1,151

In the three and six months ended June 30, 2024, restructuring and other initiatives included strategic activities in GMNA related to Buick dealerships. We recorded charges of $75 million and $171 million in the three and six months ended June 30, 2024, which are included in the table above, and incurred $276 million in net cash outflows resulting from these dealer restructurings in the six months ended June 30, 2024. Cumulatively, we have incurred charges of approximately $1.3 billion and net cash outflows of $1.1 billion related to this initiative. The remaining $181 million is expected to be paid by the end of 2024.

In the three months ended June 30, 2024, we announced restructuring actions in GMI related to the closure of manufacturing operations in Colombia and Ecuador. We recorded charges before noncontrolling interest of $122 million primarily related to employee separations of $56 million and supplier related charges of $33 million, both of which are included in the table above, and non-cash restructuring charges of $32 million primarily related to accelerated depreciation and amortization, which is not reflected in the table above. As of June 30, 2024, we have incurred $9 million of cash outflows resulting from these restructuring activities. We expect the remaining cash outflows related to these activities of $81 million to be substantially completed by the end of 2024.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
In October 2023, Cruise voluntarily paused all of its driverless, supervised and manual AV operations in the U.S. while it examined its processes, systems and tools. In conjunction with these actions, Cruise recorded charges before noncontrolling interest of $529 million in the year ended December 31, 2023, which included non-cash restructuring charges of $250 million. In the three months ended June 30, 2024, Cruise indefinitely delayed the Cruise Origin and recognized primarily non-cash charges before noncontrolling interest of $631 million. The non-cash restructuring charges are not reflected in the table above. Cumulatively, we have incurred $131 million of cash outflows resulting from these restructuring activities. We expect the remaining cash outflows related to these activities of approximately $198 million to be completed by the end of 2025.

Note 16. Stockholders' Equity and Noncontrolling Interests

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at June 30, 2024 and December 31, 2023. We had 1.1 billion and 1.2 billion shares of common stock issued and outstanding at June 30, 2024 and December 31, 2023.

Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our total dividends paid on common stock were $136 million and $274 million for the three and six months ended June 30, 2024 and $124 million and $250 million for the three and six months ended June 30, 2023.

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

In June 2024, our Board of Directors approved a new share repurchase authorization to repurchase up to an additional $6.0 billion of our outstanding common stock.

In the six months ended June 30, 2024, in addition to shares received under the ASR program, we purchased approximately 31 million shares of our outstanding common stock for $1.4 billion, including an insignificant amount related to purchases initiated in June 2024 that settled in July 2024. In the six months ended June 30, 2023, we purchased 24 million shares of our outstanding common stock for $869 million.

Cruise Common Shares During the three and six months ended June 30, 2024, GM Cruise Holdings LLC (Cruise Holdings) issued an insignificant amount of Class B Common Shares to net settle vested awards under Cruise's 2018 Employee Incentive Plan and to fund the payment of statutory tax withholding obligations resulting from the settlement or exercise of vested awards. The Class B Common Shares are classified as noncontrolling interests in our condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Foreign Currency Translation Adjustments
Balance at beginning of period	$(2,750)	$(2,611)	$(2,457)	$(2,776)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)(c)	(405)	(82)	(698)	83
Balance at end of period	$(3,155)	$(2,693)	$(3,155)	$(2,693)

Defined Benefit Plans
Balance at beginning of period	$(7,589)	$(4,886)	$(7,665)	$(4,851)
Other comprehensive income (loss) before reclassification adjustment, net of tax(c)	22	(45)	73	(84)
Reclassification adjustment, net of tax(c)	24	2	49	6
Other comprehensive income (loss), net of tax(c)	45	(44)	121	(78)
Balance at end of period(d)	$(7,544)	$(4,930)	$(7,544)	$(4,930)
__________
(a)The noncontrolling interests were insignificant in the three and six months ended June 30, 2024 and 2023.
(b)The reclassification adjustment was insignificant in the three and six months ended June 30, 2024 and 2023.
(c)The income tax effect was insignificant in the three and six months ended June 30, 2024 and 2023.
(d)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2023 Form 10-K for additional information.

Note 17. Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Basic earnings per share
Net income (loss) attributable to stockholders	$2,933	$2,566	$5,913	$4,962
Less: cumulative dividends on subsidiary preferred stock(a)	(15)	(27)	(24)	(53)
Net income (loss) attributable to common stockholders	$2,919	$2,540	$5,889	$4,908

Weighted-average common shares outstanding	1,136	1,385	1,145	1,390

Basic earnings per common share	$2.57	$1.83	$5.14	$3.53
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$2,919	$2,540	$5,889	$4,908

Weighted-average common shares outstanding – basic	1,136	1,385	1,145	1,390
Dilutive effect of awards under stock incentive plans	11	4	9	5
Weighted-average common shares outstanding – diluted	1,147	1,389	1,155	1,396

Diluted earnings per common share	$2.55	$1.83	$5.10	$3.52
Potentially dilutive securities(b)	4	24	4	24
__________
(a)Includes an insignificant amount in participating securities income from a subsidiary for the three and six months ended June 30, 2024.
(b)Potentially dilutive securities attributable to outstanding stock options and Restricted Stock Units (RSUs) at June 30, 2024 and outstanding stock options, RSUs and Performance Stock Units at June 30, 2023, were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 18. Stock Incentive Plans

Cruise Stock Incentive Awards In the six months ended June 30, 2024 and 2023, we conducted recurring tender offers and paid $214 million and $136 million in cash to purchase tendered Cruise Class B Common Shares. The final tender offer was completed in April 2024, after which, substantially all remaining outstanding unvested Cruise RSUs were exchanged by participants for unvested cash payment rights. The remaining outstanding Cruise RSUs are insignificant and are now presented in permanent equity. Total compensation expense related to Cruise Holdings' share-based awards was insignificant in the three and six months ended June 30, 2024 and $174 million and $277 million in the three and six months ended June 30, 2023.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following tables summarize key financial information by segment:

	At and For the Three Months Ended June 30, 2024
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$40,725	$3,298	$37		$44,060	$25	$3,918	$(35)	$47,969
Earnings (loss) before interest and taxes-adjusted	$4,433	$50	$(401)		$4,082	$(458)	$822	$(8)	$4,438
Adjustments(a)	$(75)	$(103)	$—		$(178)	$(583)	$—	$—	(761)
Automotive interest income									229
Automotive interest expense									(206)
Net income (loss) attributable to noncontrolling interests									(57)
Income (loss) before income taxes									3,643
Income tax benefit (expense)									(767)
Net income (loss)									2,877
Net loss (income) attributable to noncontrolling interests									57
Net income (loss) attributable to stockholders									$2,933

Equity in net assets of nonconsolidated affiliates	$3,357	$5,701	$—	$—	$9,059	$—	$1,675	$—	$10,734
Goodwill and intangibles	$2,025	$692	$—	$—	$2,717	$714	$1,346	$—	$4,778
Total assets	$163,099	$25,867	$41,356	$(83,178)	$147,144	$3,882	$135,902	$(3,972)	$282,956
Depreciation and amortization	$1,515	$147	$20	$—	$1,682	$7	$1,192	$—	$2,880
Impairment charges	$—	$—	$—	$—	$—	$605	$—	$—	$605
Equity income (loss)(b)	$330	$(103)	$—	$—	$227	$—	$14	$—	$240
__________
(a)    Consists of charges for strategic activities related to Buick dealerships in GMNA, charges related to manufacturing operations wind down in GMI and charges related to Cruise restructuring.
(b)    Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 to our condensed consolidated financial statements for additional information.

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
(b)    Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 to our condensed consolidated financial statements for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Six Months Ended June 30, 2024
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$76,824	$6,380	$68		$83,272	$51	$7,730	$(69)	$90,983
Earnings (loss) before interest and taxes-adjusted	$8,273	$40	$(645)		$7,667	$(900)	$1,559	$(16)	$8,310
Adjustments(a)	$(171)	$(103)	$—		$(274)	$(583)	$—	$—	(857)
Automotive interest income									414
Automotive interest expense									(425)
Net income (loss) attributable to noncontrolling interests									(83)
Income (loss) before income taxes									7,359
Income tax benefit (expense)									(1,529)
Net income (loss)									5,830
Net loss (income) attributable to noncontrolling interests									83
Net income (loss) attributable to stockholders									$5,913

Depreciation and amortization	$2,924	$272	$25	$—	$3,221	$12	$2,445	$—	$5,678
Impairment charges	$—	$—	$—	$—	$—	$605	$—	$—	$605
Equity income (loss)(b)	$457	$(211)	$—	$—	$245	$—	$45	$—	$291
__________
(a)    Consists of charges for strategic activities related to Buick dealerships in GMNA, charges related to manufacturing operations wind down in GMI and charges related to Cruise restructuring.
(b)    Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 to our condensed consolidated financial statements for additional information.

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
__________
(a)    Consists of charges for strategic activities related to Buick dealerships and charges related to the voluntary separation program (VSP) in GMNA and the partial resolution of Korean subcontractor matters in GMI.
(b)    Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 to our condensed consolidated financial statements for additional information.

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

Our financial performance continues to be driven by the strength of our vehicle portfolio including high margin full-size pickup trucks and SUVs, strong consumer demand for our products and the execution of our core business strategy. We remain focused on reducing fixed costs and maintaining pricing discipline. We are monitoring industry pricing pressures, higher interest rates, inflation and consumer demand trends. We continue to prioritize driving down costs and building scale in our EV portfolio to improve profitability. Cruise has also resumed certain on-road operations with a focused and more capital efficient operating plan.

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

For the year ending December 31, 2024, we expect Net income attributable to stockholders of between $10.0 billion and $11.4 billion, EBIT-adjusted of between $13.0 billion and $15.0 billion, EPS-diluted of between $8.93 and $9.93 and EPS-diluted-adjusted of between $9.50 and $10.50. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

The following table reconciles expected Net income attributable to stockholders under U.S. GAAP to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2024
Net income attributable to stockholders	$ 10.0-11.4
Income tax expense	2.2-2.8
Automotive interest income, net	(0.1)
Adjustments(a)	0.9
EBIT-adjusted	$ 13.0-15.0
__________
(a)Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within the MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles expected EPS-diluted under U.S. GAAP to expected EPS-diluted-adjusted:

Year Ending December 31, 2024
Diluted earnings per common share	$ 8.93-9.93
Adjustments(a)	0.57
EPS-diluted-adjusted	$ 9.50-10.50
__________
(a)Refer to the reconciliation of diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted within the MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

GMNA Industry sales in North America were 9.9 million units in the six months ended June 30, 2024, representing an increase of 3.4% compared to the corresponding period in 2023. U.S. industry sales were 8.0 million units in the six months ended June 30, 2024, representing an increase of 1.7% compared to the corresponding period in 2023.

Our total vehicle sales in the U.S., our largest market in North America, were 1.3 million units for market share of 16.0% in the six months ended June 30, 2024, representing a decrease of 0.3 percentage points compared to the corresponding period in 2023.

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

GMI Industry sales in China were 11.5 million units in the six months ended June 30, 2024, representing an increase of 2.4% compared to the corresponding period in 2023. Our total vehicle sales in China were 0.8 million units for market share of 7.1% in the six months ended June 30, 2024, representing a decrease of 1.7 percentage points compared to the corresponding period in 2023. Our Automotive China JVs generated an equity loss of $0.2 billion in the six months ended June 30, 2024, driven primarily by a decline in wholesale volumes amid intense competition in a market with significant excess capacity from both new market entrants and established competitors offering vehicles at lower prices. This intense price competition and an increasingly challenging regulatory environment related to emissions, fuel consumption and new energy vehicles continue to negatively impact the profitability of our operations in China. Additionally, independent, Chinese automakers are expanding market share and prioritizing production volumes over profitability, with the ability to produce vehicles at costs well below foreign automakers, including our Automotive China JVs. These factors are impacting our China JVs’ ability to grow vehicle sales in China and our ability to generate sustainable equity income from our China JVs. As a result, we are working closely with our JV partners to restructure our operations in China and we believe we have an increased likelihood of recording future charges, which could be material, if losses continue in the near term.

Outside of China, industry sales were 12.4 million units in the six months ended June 30, 2024, representing a decrease of 1.0% compared to the corresponding period in 2023. Our total vehicle sales outside of China were 0.4 million units for market share of 3.5% in the six months ended June 30, 2024, representing a decrease of 0.3 percentage points compared to the corresponding period in 2023.

Cruise Cruise Holdings, our majority-owned subsidiary, is pursuing the development and commercialization of AV technology. In April 2024, Cruise AVs returned to public roads for manual driving operations following a voluntary pause that resulted from an October 2023 accident. Subsequently, Cruise resumed supervised operations and expanded to additional cities. Currently, Cruise is operating supervised and manual driving in Phoenix, Arizona; Dallas, Texas; and Houston, Texas. We expect Cruise to return to driverless operations and commercial AV operations based on safety and other criteria but we have not yet determined the timing of such return.

Cruise continues to develop its next generation technology for deployment of AVs to be used in future scaling of a robotaxi business. Cruise now expects to deploy this technology in a vehicle based on the next generation Chevrolet Bolt EUV, which we expect to result in a lower cost per vehicle solution while also reducing regulatory uncertainty that surrounded the Cruise Origin. As a result, in the three months ended June 30, 2024, Cruise indefinitely delayed development work on the Origin and recorded restructuring charges of $0.6 billion primarily related to non-cash write-offs of Origin assets. Refer to Note 15 to our condensed consolidated financial statements for additional information related to Cruise's restructuring actions.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We also continue to engage with certain federal and state agencies, including the California Department of Motor Vehicles, the California Public Utilities Commission, NHTSA, the U.S. Department of Justice and the SEC, who have opened investigations or made inquiries to us and Cruise in connection with the October 2023 incident and are actively cooperating with all government regulators and agencies in connection with these matters. Refer to Part I, Item 1A. Risk Factors of our 2023 Form 10-K for a further discussion of the risks associated with our AV strategy.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy or range and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the six months ended June 30, 2024, 26.6% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
GMNA	903	86.6%	833	85.0%	1,695	87.4%	1,556	84.4%
GMI	140	13.4%	147	15.0%	243	12.6%	288	15.6%
Total	1,043	100.0%	979	100.0%	1,938	100.0%	1,844	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Six Months Ended
	June 30, 2024			June 30, 2023			June 30, 2024			June 30, 2023
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,195	696	16.6%	4,227	692	16.4%	8,048	1,290	16.0%	7,909	1,295	16.4%
Other	1,007	131	13.0%	921	113	12.3%	1,898	246	13.0%	1,714	217	12.6%
Total North America	5,202	827	15.9%	5,148	805	15.6%	9,946	1,537	15.5%	9,623	1,512	15.7%
Asia/Pacific, Middle East and Africa
China(a)	5,870	373	6.4%	6,149	526	8.6%	11,525	814	7.1%	11,251	988	8.8%
Other	5,107	121	2.4%	5,236	143	2.7%	10,645	233	2.2%	10,815	251	2.3%
Total Asia/Pacific, Middle East and Africa	10,977	493	4.5%	11,384	669	5.9%	22,170	1,047	4.7%	22,067	1,239	5.6%
South America
Brazil	629	84	13.4%	526	78	14.7%	1,143	141	12.3%	998	149	14.9%
Other	317	27	8.5%	344	31	8.9%	626	54	8.7%	726	65	9.0%
Total South America	946	111	11.7%	870	108	12.4%	1,769	195	11.0%	1,724	214	12.4%
Total in GM markets	17,125	1,432	8.4%	17,403	1,583	9.1%	33,885	2,779	8.2%	33,414	2,965	8.9%
Total Europe	4,353	1	—%	4,314	1	—%	8,721	1	—%	8,402	1	—%
Total Worldwide(b)	21,477	1,432	6.7%	21,717	1,583	7.3%	42,606	2,780	6.5%	41,816	2,966	7.1%
United States
Cars	780	53	6.8%	835	68	8.1%	1,489	103	6.9%	1,542	128	8.3%
Trucks	1,126	359	31.9%	1,132	342	30.2%	2,062	650	31.5%	2,128	639	30.0%
Crossovers	2,290	284	12.4%	2,260	283	12.5%	4,496	538	12.0%	4,239	528	12.5%
Total United States	4,195	696	16.6%	4,227	692	16.4%	8,048	1,290	16.0%	7,909	1,295	16.4%
China(a)
SGMS		120			240			275			413
SGMW		253			286			539			576
Total China	5,870	373	6.4%	6,149	526	8.6%	11,525	814	7.1%	11,251	988	8.8%
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

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
GMNA	179	196	320	373
GMI	98	118	166	208
Total fleet sales	277	314	486	581

Fleet sales as a percentage of total vehicle sales	19.3%	19.8%	17.5%	19.6%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's penetration of our retail sales in the U.S. was 39% in the six months ended June 30, 2024 and 44% in the corresponding period in 2023. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America decreased to 79% in the six months ended June 30, 2024 from 82% in the corresponding period in 2023. In the six months ended June 30, 2024, GM Financial's revenue consisted of leased vehicle income of 47%, retail finance charge income of 39% and commercial finance charge income of 8%.

GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Gains on terminations of leased vehicles of $0.2 billion and $0.4 billion were included in GM Financial interest, operating and other expenses for the three and six months ended June 30, 2024 and 2023. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	June 30, 2024			December 31, 2023
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$12,598	622	67.3%	$12,830	648	67.5%
Trucks	7,090	214	23.2%	6,793	210	21.9%
SUVs	2,128	53	5.8%	2,304	58	6.0%
Cars	620	34	3.7%	734	44	4.6%
Total	$22,436	924	100.0%	$22,661	960	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2024	June 30, 2023			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$40,725	$37,220	$3,505	9.4%	$2.9	$0.4	$0.3	$(0.1)
GMI	3,298	3,955	(657)	(16.6)%	$(0.2)	$(0.3)	$—	$(0.3)
Corporate	37	79	(42)	(53.2)%		$—		$—
Automotive	44,060	41,254	2,806	6.8%	$2.7	$0.2	$0.3	$(0.4)
Cruise	25	26	(1)	(3.8)%		$—		$—
GM Financial	3,918	3,498	420	12.0%				$0.4
Eliminations/reclassifications	(35)	(31)	(4)	(12.9)%		$—		$—
Total net sales and revenue	$47,969	$44,746	$3,223	7.2%	$2.7	$0.2	$0.3	$—

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2024	June 30, 2023			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$76,824	$70,108	$6,716	9.6%	$5.6	$0.7	$0.1	$0.3
GMI	6,380	7,682	(1,302)	(16.9)%	$(1.0)	$—	$—	$(0.3)
Corporate	68	110	(42)	(38.2)%		$—		$—
Automotive	83,272	77,900	5,372	6.9%	$4.7	$0.6	$0.1	$(0.1)
Cruise	51	51	—	—%		$—		$—
GM Financial	7,730	6,841	889	13.0%				$0.9
Eliminations/reclassifications	(69)	(60)	(9)	(15.0)%		$—		$—
Total net sales and revenue	$90,983	$84,732	$6,251	7.4%	$4.7	$0.6	$0.1	$0.8

Refer to the regional sections of this MD&A for additional information on Volume, Mix, Price and Other.

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2024	June 30, 2023			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$34,552	$32,422	$(2,130)	(6.6)%	$(2.0)	$(0.9)	$1.1	$(0.3)
GMI	3,020	3,503	483	13.8%	$0.1	$0.2	$—	$0.1
Corporate	21	134	113	84.3%		$—	$0.1	$—
Cruise	1,023	574	(449)	(78.2)%		$—	$(0.4)
Eliminations	—	(1)	(1)	n.m.		$—	$—
Total automotive and other cost of sales	$38,615	$36,632	$(1,983)	(5.4)%	$(1.9)	$(0.7)	$0.8	$(0.2)
__________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2024	June 30, 2023			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$65,317	$60,844	$(4,473)	(7.4)%	$(3.9)	$(1.7)	$1.4	$(0.3)
GMI	5,824	6,738	914	13.6%	$0.7	$0.1	$—	$0.1
Corporate	48	194	146	75.3%		$—	$0.2	$—
Cruise	1,422	1,105	(317)	(28.7)%		$—	$(0.3)
Eliminations	(1)	(2)	(1)	(50.0)%		$—	$—
Total automotive and other cost of sales	$72,611	$68,879	$(3,732)	(5.4)%	$(3.2)	$(1.7)	$1.3	$(0.2)

In the three months ended June 30, 2024, decreased Cost was primarily due to: (1) decreased campaigns and other warranty-related costs of $0.7 billion; (2) decreased EV-related charges of $0.5 billion, primarily due to inventory adjustments to reflect the net realizable value at period end; and (3) increased equity earnings related to Ultium Cells Holdings LLC of $0.3 billion; partially offset by (4) charges of $0.6 billion related to Cruise restructuring; and (5) increased manufacturing labor costs of $0.2 billion. In the three months ended June 30, 2024, unfavorable Other was primarily due to the strengthening of the Mexican peso and other currencies partially offset by the weakening of the Brazilian real and other currencies, all against the U.S. dollar.

In the six months ended June 30, 2024, decreased Cost was primarily due to: (1) the non-recurrence of charges of $0.7 billion related to the VSP; (2) decreased campaigns and other warranty-related costs of $0.6 billion; (3) decreased EV-related charges of $0.4 billion, primarily due to inventory adjustments to reflect the net realizable value at period end; and (4) increased equity earnings related to Ultium Cells Holdings LLC of $0.4 billion; partially offset by (5) charges of $0.6 billion related to Cruise restructuring; and (6) increased manufacturing labor costs of $0.4 billion. In the six months ended June 30, 2024, unfavorable Other was primarily due to the strengthening of the Mexican peso and other currencies partially offset by the weakening of the Korean won and other currencies, all against the U.S. dollar.

Refer to the regional sections of this MD&A for additional information on Volume and Mix.

Automotive and Other Selling, General and Administrative Expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2024	June 30, 2023		%	June 30, 2024	June 30, 2023		%
Automotive and other selling, general and administrative expense	$2,372	$2,558	$186	7.3%	$4,547	$5,105	$558	10.9%

In the three months ended June 30, 2024, Automotive and other selling, general and administrative expense decreased primarily due to decreased advertising costs of $0.2 billion.

In the six months ended June 30, 2024, Automotive and other selling, general and administrative expense decreased primarily due to: (1) decreased advertising costs of $0.4 billion; and (2) the non-recurrence of charges of $0.2 billion related to the VSP.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2024	June 30, 2023		%	June 30, 2024	June 30, 2023		%
Interest income and other non-operating income, net	$60	$358	$(298)	(83.2)%	$362	$767	$(405)	(52.8)%

In the three months ended June 30, 2024, Interest income and other non-operating income, net decreased primarily due to: (1) $0.1 billion in losses related to revaluation of investments; and (2) $0.2 billion in losses in several individually insignificant items.

In the six months ended June 30, 2024, Interest income and other non-operating income, net decreased primarily due to: (1) $0.2 billion in losses related to revaluation of investments; (2) $0.1 billion decrease in non-service pension and OPEB income; and (3) $0.1 billion decrease in interest income.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2024	June 30, 2023		%	June 30, 2024	June 30, 2023		%
Income tax expense	$767	$522	$(245)	(46.9)%	$1,529	$950	$(579)	(60.9)%

In the six months ended June 30, 2024, Income tax expense increased primarily due to a higher effective tax rate and higher pre-tax income.

For the six months ended June 30, 2024, our effective tax rate-adjusted (ETR-adjusted) was 20.8%. We expect our adjusted effective tax rate to be between 18% and 20% for the year ending December 31, 2024.

Refer to Note 14 to our condensed consolidated financial statements for additional information related to Income tax expense.

GM North America

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2024	June 30, 2023			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$40,725	$37,220	$3,505	9.4%	$2.9	$0.4	$0.3		$(0.1)
EBIT-adjusted	$4,433	$3,194	$1,239	38.8%	$0.9	$(0.5)	$0.3	$1.0	$(0.4)
EBIT-adjusted margin	10.9%	8.6%	2.3%
	(Vehicles in thousands)
Wholesale vehicle sales	903	833	70	8.4%

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2024	June 30, 2023			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$76,824	$70,108	$6,716	9.6%	$5.6	$0.7	$0.1		$0.3
EBIT-adjusted	$8,273	$6,769	$1,504	22.2%	$1.7	$(1.1)	$0.1	$1.1	$(0.3)
EBIT-adjusted margin	10.8%	9.7%	1.1%
	(Vehicles in thousands)
Wholesale vehicle sales	1,695	1,556	139	8.9%

GMNA Total Net Sales and Revenue In the three months ended June 30, 2024, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes due to increased sales of full-size pickup trucks and crossover vehicles; (2) favorable Mix due to increased sales of full-size pickup trucks, full-size SUVs and mid-size pickup trucks, partially offset by increased sales of crossover vehicles; and (3) favorable Price as a result of stable dealer inventory levels and strong demand for our products.

In the six months ended June 30, 2024, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes due to increased sales of full-size pickup trucks and mid-size pickup trucks; (2) favorable Mix due to increased sales of full-size pickup trucks and full-size SUVs, partially offset by increased sales of crossover vehicles and mid-size pickup trucks; and (3) favorable Other due to increased sales of parts and accessories.

GMNA EBIT-Adjusted In the three months ended June 30, 2024, EBIT-adjusted increased primarily due to: (1) favorable Cost primarily due to decreased campaigns and other warranty-related costs of $0.7 billion, decreased EV-related charges of $0.5 billion, primarily due to inventory adjustments to reflect the net realizable value at period end, and increased equity earnings related to Ultium Cells Holdings LLC of $0.3 billion; partially offset by increased engineering costs of $0.3 billion and increased manufacturing labor costs of $0.2 billion; (2) increased net wholesale volumes; and (3) favorable Price; partially offset by (4) unfavorable Mix due to increased sales of crossover vehicles, partially offset by increased sales of full-size pickup trucks and full-size SUVs; and (5) unfavorable Other due to the foreign currency effect resulting from the strengthening of the Mexican peso against the U.S. dollar.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2024, EBIT-adjusted increased primarily due to: (1) increased net wholesale volumes; and (2) favorable Cost primarily due to decreased campaigns and other warranty-related costs of $0.6 billion, decreased EV-related charges of $0.4 billion, primarily due to inventory adjustments to reflect the net realizable value at period end, and increased equity earnings related to Ultium Cells Holdings LLC of $0.4 billion; partially offset by increased manufacturing labor costs of $0.4 billion; partially offset by (3) unfavorable Mix due to increased sales of crossover vehicles and mid-size pickup trucks; and (4) unfavorable Other due to the foreign currency effect resulting from the strengthening of the Mexican peso against the U.S. dollar.

GM International

	Three Months Ended		Favorable/ (Unfavorable)		Variance Due To
	June 30, 2024	June 30, 2023		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$3,298	$3,955	$(657)	(16.6)%	$(0.2)	$(0.3)	$—		$(0.3)
EBIT-adjusted	$50	$236	$(186)	(78.8)%	$—	$(0.1)	$—	$0.1	$(0.2)
EBIT-adjusted margin	1.5%	6.0%	(4.5)%
Equity income (loss) — Automotive China	$(104)	$78	$(182)	n.m.
EBIT-adjusted — excluding Equity income (loss)	$154	$158	$(4)	(2.5)%
	(Vehicles in thousands)
Wholesale vehicle sales	140	147	(7)	(4.8)%
__________
n.m. = not meaningful

	Six Months Ended		Favorable/ (Unfavorable)		Variance Due To
	June 30, 2024	June 30, 2023		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$6,380	$7,682	$(1,302)	(16.9)%	$(1.0)	$—	$—		$(0.3)
EBIT-adjusted	$40	$583	$(543)	(93.1)%	$(0.2)	$—	$—	$—	$(0.3)
EBIT-adjusted margin	0.6%	7.6%	(7.0)%
Equity income (loss) — Automotive China	$(210)	$161	$(371)	n.m.
EBIT-adjusted — excluding Equity income (loss)	$250	$423	$(173)	(40.9)%
	(Vehicles in thousands)
Wholesale vehicle sales	243	288	(45)	(15.6)%
__________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income (loss), which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the three months ended June 30, 2024, Total net sales and revenue decreased primarily due to: (1) unfavorable Mix in Brazil and in the Middle East; (2) decreased net wholesale volumes in Asia/Pacific and in the Middle East primarily due to decreased sales of crossover vehicles; partially offset by increased volumes in Brazil primarily due to increased sales of passenger cars; and (3) unfavorable Other primarily due to decreased components sales and the foreign currency effect resulting from the weakening of the Brazilian real and Egyptian pound against the U.S. dollar.

In the six months ended June 30, 2024, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes in Asia/Pacific, in the Middle East and in South America primarily due to decreased sales of crossover vehicles and passenger cars; and (2) unfavorable Other primarily due to decreased components sales and the foreign currency effect resulting from the weakening of various currencies against the U.S. dollar.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMI EBIT-Adjusted In the three months ended June 30, 2024, EBIT-adjusted decreased primarily due to: (1) unfavorable Mix; and (2) unfavorable Other primarily due to decreased Automotive China equity income (loss); partially offset by (3) favorable Cost primarily due to decreased warranty-related costs.

In the six months ended June 30, 2024, EBIT-adjusted decreased primarily due to: (1) decreased net wholesale volumes; and (2) unfavorable Other primarily due to decreased Automotive China equity income (loss).

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Wholesale vehicle sales, including vehicles exported to markets outside of China	422	599	744	991
Total net sales and revenue	$4,677	$8,126	$8,788	$13,959
Net income (loss)	$(214)	$296	$(442)	$419

Cruise

	Three Months Ended		Favorable/ (Unfavorable)	%	Six Months Ended		Favorable/ (Unfavorable)	%
	June 30, 2024	June 30, 2023			June 30, 2024	June 30, 2023
Total net sales and revenue(a)	$25	$26	$(1)	(3.8)%	$51	$51	$—	—%
EBIT (loss)-adjusted	$(458)	$(611)	$153	25.0%	$(900)	$(1,172)	$272	23.2%
__________
(a)Primarily reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three and six months ended June 30, 2024 and 2023.

Cruise EBIT (Loss)-Adjusted In the three and six months ended June 30, 2024, EBIT (loss)-adjusted decreased primarily due to the restructuring actions taken in the three months ended December 31, 2023 that resulted in a decrease in development costs associated with Cruise's refocused operating strategy.

GM Financial

	Three Months Ended		Increase/ (Decrease)	%	Six Months Ended		Increase/ (Decrease)	%
	June 30, 2024	June 30, 2023			June 30, 2024	June 30, 2023
Total revenue	$3,918	$3,498	$420	12.0%	$7,730	$6,841	$889	13.0%
Provision for loan losses	$174	$167	$7	4.2%	$378	$298	$80	26.8%
EBT-adjusted	$822	$766	$56	7.3%	$1,559	$1,537	$22	1.4%
Average debt outstanding (dollars in billions)	$107.7	$99.7	$8.0	8.0%	$106.5	$98.3	$8.2	8.3%
Effective rate of interest paid	5.5%	4.6%	0.9%		5.4%	4.4%	1.0%

GM Financial Revenue In the three months ended June 30, 2024, total revenue increased primarily due to increased finance charge income of $0.4 billion primarily due to an increase in the effective yield resulting from higher average interest rates on new loans and growth in the size of the portfolio.

In the six months ended June 30, 2024, total revenue increased primarily due to: (1) increased finance charge income of $0.8 billion primarily due to an increase in the effective yield resulting from higher average interest rates on new loans and growth in the size of the portfolio; and (2) increased investment income of $0.1 billion primarily due to an increase in the average investment balance and higher benchmark interest rates.

GM Financial EBT-Adjusted In the three months ended June 30, 2024, EBT-adjusted increased primarily due to: (1) increased finance charge income of $0.4 billion primarily due to an increase in the effective yield resulting from higher average

GENERAL MOTORS COMPANY AND SUBSIDIARIES

interest rates on new loans and growth in the size of the portfolio; partially offset by (2) increased interest expense of $0.4 billion primarily due to an increased effective rate of interest on debt, resulting from higher benchmark interest rates on new issuances relative to maturing debt, as well as an increase in average debt outstanding.

In the six months ended June 30, 2024, EBT-adjusted increased primarily due to: (1) increased finance charge income of $0.8 billion primarily due to an increase in the effective yield resulting from higher average interest rates on new loans and growth in the size of the portfolio; and (2) increased investment income of $0.1 billion primarily due to an increase in the average investment balance and higher benchmark interest rates; partially offset by (3) increased interest expense of $0.7 billion primarily due to an increased effective rate of interest on debt, resulting from higher benchmark interest rates on new issuances relative to maturing debt, as well as an increase in average debt outstanding; and (4) increased provision for loan losses of $0.1 billion primarily due to moderating credit performance and recovery rates.

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

Our known current material uses of cash include, among other possible demands: (1) capital spending and our investments in our battery cell manufacturing joint ventures of approximately $10.5 billion to $11.5 billion in 2024; (2) payments for engineering and product development activities, including investing in the development and commercialization of AV technology by Cruise; (3) payments associated with previously announced vehicle recalls and any other recall-related contingencies; (4) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (5) dividend payments on our common stock that are declared by our Board of Directors; (6) payments to purchase shares of our common stock authorized by our Board of Directors; and (7) payments of emission related compliance costs. Our material future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on the three objectives of our capital allocation program: (1) grow our business at an average target return on invested capital-adjusted (ROIC-adjusted) rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18.0 billion; and (3) after the first two objectives are met, return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors not less than once annually.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In June 2024, our Board of Directors approved a new share repurchase authorization to repurchase up to an additional $6.0 billion of our outstanding common stock.

In the six months ended June 30, 2024, in addition to shares received under the ASR program, we purchased approximately 31 million shares of our outstanding common stock for $1.4 billion, including an insignificant amount related to purchases initiated in June 2024 that settled in July 2024. We have $6.0 billion in capacity remaining under our share repurchase program as of June 30, 2024, with no expiration date.

In the six months ended June 30, 2024, we paid dividends of $0.3 billion to holders of our common stock.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $14.1 billion at June 30, 2024, which consisted of two credit facilities and $17.1 billion at December 31, 2023, which consisted of three credit facilities. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use of GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.5 billion and $0.7 billion at June 30, 2024 and December 31, 2023.

If available capacity permits, GM Financial continues to have access to our automotive credit facilities. GM Financial did not have borrowings outstanding against any of these facilities at June 30, 2024 and December 31, 2023. We had intercompany loans from GM Financial of $0.2 billion at June 30, 2024 and December 31, 2023, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at June 30, 2024 and December 31, 2023. Refer to Note 4 to our condensed consolidated financial statements for additional information.

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of June 30, 2024 and determined we are in compliance and expect to remain in compliance in the future.

GM Financial's Board of Directors declared and paid dividends of $0.9 billion on its common stock in the six months ended June 30, 2024. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes our Automotive available liquidity (dollars in billions):

	June 30, 2024	December 31, 2023
Automotive cash and cash equivalents	$14.0	$12.2
Marketable debt securities	8.3	7.6
Automotive cash, cash equivalents and marketable debt securities	22.3	19.8
Available under credit facilities(a)	13.6	16.4
Total Automotive available liquidity	$35.8	$36.3
__________
(a)We had letters of credit outstanding under our sub-facility of $0.5 billion and $0.7 billion at June 30, 2024 and December 31, 2023.

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Six Months Ended June 30, 2024
Operating cash flow	$11.3
Capital expenditures	(5.3)
Dividends paid and payments to purchase common stock	(1.6)
GM investment in Cruise	(1.2)
Investment in Ultium Cells Holdings LLC	(0.4)
Decrease in available credit facilities	(2.9)
Other non-operating	(0.4)
Total change in automotive available liquidity	$(0.5)

Automotive Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2024	June 30, 2023
Operating Activities
Net income	$6.1	$4.5	$1.6
Depreciation, amortization and impairment charges	3.2	3.2	—
Pension and OPEB activities	(0.4)	(0.5)	0.1
Working capital	(0.2)	(1.6)	1.4
Accrued and other liabilities and income taxes	2.4	2.6	(0.2)
Other(a)	0.3	1.1	(0.8)
Net automotive cash provided by (used in) operating activities(b)	$11.3	$9.3	$2.0
__________
(a)Includes $0.9 billion in dividends received from GM Financial in the six months ended June 30, 2024 and 2023; partially offset by changes in other assets and liabilities in the six months ended June 30, 2023.
(b)Includes $4.2 billion and $1.1 billion in the six months ended June 30, 2024 and 2023, which are eliminated within the condensed consolidated statements of cash flows. Amounts eliminated primarily relate to purchases of, and collections on, wholesale finance receivables provided by GM Financial to our dealers and dividends issued by GM Financial to us.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Change
	June 30, 2024	June 30, 2023
Investing Activities
Capital expenditures	$(5.3)	$(4.5)	$(0.8)
Acquisitions and liquidations of marketable securities, net	(0.7)	1.5	(2.2)
Other(a)	(1.7)	(1.0)	(0.7)
Net automotive cash provided by (used in) investing activities(b)	$(7.7)	$(4.1)	$(3.6)
__________
(a)Includes $1.2 billion investment in Cruise which is inclusive of $0.9 billion convertible note issued by Cruise to us in the six months ended June 30, 2024, $0.4 billion of GM's investment in Ultium Cells Holdings LLC in the six months ended June 30, 2024 and 2023; and a $0.3 billion investment in Lithium Americas in the six months ended June 30, 2023.
(b)Includes $1.2 billion investment in Cruise which is inclusive of $0.9 billion convertible note issued by Cruise to us in the six months ended June 30, 2024 which is eliminated within the condensed consolidated statements of cash flows.

	Six Months Ended		Change
	June 30, 2024	June 30, 2023
Financing Activities
Net proceeds (payments) from short-term debt	$—	$(1.5)	$1.5
Other(a)	(1.7)	(1.4)	(0.3)
Net automotive cash provided by (used in) financing activities	$(1.7)	$(2.9)	$1.2
__________
(a)Includes $1.3 billion and $0.9 billion for payments to purchase common stock in the six months ended June 30, 2024 and 2023; and $0.3 billion and $0.2 billion for dividends paid in the six months ended June 30, 2024 and 2023.

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the six months ended June 30, 2024, net automotive cash provided by operating activities under U.S. GAAP was $11.3 billion, capital expenditures were $5.3 billion and adjustments for management actions were $0.3 billion.

In the six months ended June 30, 2023, net automotive cash provided by operating activities under U.S. GAAP was $9.3 billion, capital expenditures were $4.5 billion and adjustments for management actions related to Buick dealer strategy and employee separation costs were $0.6 billion.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investors Service and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. As of July 16, 2024, all credit ratings remained unchanged since December 31, 2023.

Cruise Liquidity In June 2024, Cruise issued to us a convertible note in the amount of $0.9 billion and may issue, at the request of certain of its shareholders with preemptive rights, additional convertible notes with an initial aggregate principal amount of up to $0.1 billion. Notes issued under this series are convertible into certain Cruise equity interests. Cruise available liquidity of $1.1 billion and $1.3 billion at June 30, 2024 and December 31, 2023 consists primarily of cash and cash equivalents. Cruise available liquidity excludes a multi-year credit agreement with GM Financial whereby Cruise may borrow a remaining aggregate amount of $3.4 billion through 2024 to fund the purchase of AVs from GM. At June 30, 2024, Cruise had total borrowings of $0.4 billion with GM Financial under this credit agreement. This also excludes a multi-year framework agreement with us whereby Cruise can defer payments until June 2028 on up to $0.8 billion of invoices, which are related to engineering and capital spending incurred by us on behalf of Cruise, and an agreement with us whereby Cruise can defer reimbursing us for amounts we paid related to its restructuring actions that commenced in October 2023. Refer to Note 15 to our condensed consolidated financial statements for additional information related to Cruise's restructuring actions. At June 30, 2024, Cruise deferred $1.2 billion under these agreements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the changes in Cruise's available liquidity (dollars in billions):

Six Months Ended June 30, 2024
Operating cash flow	$(1.3)
GM investment in GM Cruise	1.2
Other non-operating	(0.1)
Total change in Cruise available liquidity	$(0.2)

Cruise Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2024	June 30, 2023
Net cash provided by (used in) operating activities	$(1.3)	$(0.9)	$(0.4)
Net cash provided by (used in) investing activities	$—	$1.2	$(1.2)
Net cash provided by (used in) financing activities(a)	$1.0	$0.2	$0.9
__________
(a)Includes $1.2 billion investment in Cruise which is inclusive of $0.9 billion convertible note issued by Cruise to us in the six months ended June 30, 2024 which is eliminated within the condensed consolidated statements of cash flows.

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

The following table summarizes GM Financial's available liquidity (dollars in billions):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$7.4	$5.3
Borrowing capacity on unpledged eligible assets	25.3	21.9
Borrowing capacity on committed unsecured lines of credit	0.7	0.7
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$35.5	$29.9

GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity. At June 30, 2024, available liquidity exceeded GM Financial's liquidity targets.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at June 30, 2024 and December 31, 2023. Refer to the "Automotive Liquidity" section of this MD&A for additional details.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At June 30, 2024, secured, committed unsecured and uncommitted unsecured credit facilities totaled $27.1 billion, $0.7 billion and $1.9 billion with advances outstanding of $1.7 billion, an insignificant amount and $1.9 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2024	June 30, 2023
Net cash provided by (used in) operating activities	$3.2	$3.4	$(0.2)
Net cash provided by (used in) investing activities(a)	$(5.8)	$(4.4)	$(1.4)
Net cash provided by (used in) financing activities(b)	$4.8	$3.0	$1.8
__________
(a)Includes $3.3 billion and $0.2 billion in the six months ended June 30, 2024 and 2023 primarily driven by purchases of, and collections on, wholesale finance receivables which are eliminated within the condensed consolidated statements of cash flows.
(b)Includes $0.9 billion in the six months ended June 30, 2024 and 2023 for dividends to GM which are eliminated within the condensed consolidated statements of cash flows.

In the six months ended June 30, 2024, Net cash provided by operating activities decreased primarily due to an increase in interest paid and a net decrease in cash provided by counterparty derivative collateral posting activities, partially offset by an increase in finance charge income.

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

EPS-diluted-adjusted (Most comparable GAAP measure: Diluted earnings per common share) EPS-diluted-adjusted is used by management and can be used by investors to review our consolidated diluted EPS results on a consistent basis. EPS-diluted-adjusted is calculated as net income attributable to common stockholders-diluted less adjustments noted above for EBIT-

GENERAL MOTORS COMPANY AND SUBSIDIARIES

adjusted and certain income tax adjustments divided by weighted-average common shares outstanding-diluted. Examples of income tax adjustments include the establishment or release of significant deferred tax asset valuation allowances.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,
	2024	2023	2024	2023	2023	2022	2023	2022
Net income attributable to stockholders	$2,933	$2,566	$2,980	$2,395	$2,102	$1,999	$3,064	$3,305
Income tax expense (benefit)	767	522	762	428	(857)	580	470	845
Automotive interest expense	206	226	219	234	222	267	229	259
Automotive interest income	(229)	(251)	(186)	(229)	(308)	(215)	(322)	(122)
Adjustments
Cruise restructuring(a)	583	—	—	—	478	—	—	—
GMI plant wind down(b)	103	—	—	—	—	—	—	—
Buick dealer strategy(c)	75	246	96	99	131	511	93	—
Voluntary separation program(d)	—	—	—	875	130	—	30	—
GM Korea wage litigation(e)	—	(76)	—	—	(30)	—	—	—
India asset sales(f)	—	—	—	—	(111)	—	—	—
Russia exit(g)	—	—	—	—	—	657	—	—
Total adjustments	761	170	96	974	598	1,168	123	—
EBIT-adjusted	$4,438	$3,234	$3,871	$3,803	$1,757	$3,799	$3,564	$4,287
__________
(a)These adjustments were excluded because they relate to restructuring costs resulting from Cruise voluntarily pausing its driverless, supervised and manual AV operations in the U.S. and the indefinite delay of the Cruise Origin. The adjustments primarily consist of non-cash restructuring charges, supplier related charges and employee separation charges.
(b)These adjustments were excluded because they relate to the wind down of our manufacturing operations in Colombia and Ecuador.
(c)These adjustments were excluded because they relate to strategic activities to transition certain Buick dealers out of our dealer network as part of Buick’s EV strategy.
(d)These adjustments were excluded because they relate to the acceleration of attrition as part of the cost reduction program announced in January 2023, primarily in the U.S.
(e)These adjustments were excluded because they relate to the partial resolution of subcontractor matters in Korea.
(f)These adjustments were excluded because they relate to an asset sale resulting from our strategic decision in 2020 to exit India.
(g)This adjustment was excluded because it relates to the shutdown of our Russia business including the write off of our net investment and release of accumulated translation losses into earnings.

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended				Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$2,919	$2.55	$2,540	$1.83	$5,889	$5.10	$4,908	$3.52
Adjustments(a)	761	0.66	170	0.12	857	0.74	1,144	0.82
Tax effect on adjustments(b)	(170)	(0.15)	(60)	(0.04)	(194)	(0.17)	(299)	(0.21)
EPS-diluted-adjusted	$3,510	$3.06	$2,650	$1.91	$6,552	$5.68	$5,753	$4.12
__________
(a)Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for the details of each individual adjustment.
(b)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended						Six Months Ended
	June 30, 2024			June 30, 2023			June 30, 2024			June 30, 2023
	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate
Effective tax rate	$3,643	$767	21.0%	$3,029	$522	17.2%	$7,359	$1,529	20.8%	$5,803	$950	16.4%
Adjustments(a)	828	170		170	60		924	194		1,144	299
ETR-adjusted	$4,471	$937	20.9%	$3,199	$582	18.2%	$8,283	$1,723	20.8%	$6,947	$1,249	18.0%
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

We define return on equity (ROE) as Net income attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	June 30, 2024	June 30, 2023
Net income attributable to stockholders	$11.1	$10.3
Average equity(a)	$70.4	$70.5
ROE	15.7%	14.6%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income attributable to stockholders.

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	June 30, 2024	June 30, 2023
EBIT-adjusted(a)	$13.6	$15.1
Average equity(b)	$70.4	$70.5
Add: Average automotive debt and interest liabilities (excluding finance leases)	16.2	17.3
Add: Average automotive net pension & OPEB liability	9.3	8.0
Less: Average automotive and other net income tax asset	(22.1)	(20.7)
ROIC-adjusted average net assets	$73.8	$75.0
ROIC-adjusted	18.5%	20.2%
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2024 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended June 30, 2024:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share (b)(c)	Total Number of Shares Purchased Under Announced Programs(b)(d)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs(b)(d)
April 1, 2024 through April 30, 2024	7,358,922	$44.59	7,327,324	$0.7 billion
May 1, 2024 through May 31, 2024	7,989,432	$44.84	7,989,302	$0.4 billion
June 1, 2024 through June 30, 2024	7,382,554	$46.92	7,345,945	$6.0 billion
Total	22,730,908	$45.43	22,662,571
__________
(a)Shares purchased include shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs relating to compensation plans. Refer to our 2023 Form 10-K for additional details on employee stock incentive plans.
(b)During the three months ended December 31, 2023, we entered into the ASR Agreements to repurchase an aggregate $10.0 billion of common stock, and we received and immediately retired approximately 215 million shares of our common stock (68% of the $10.0 billion aggregate purchase price calculated on the basis of a price of $31.60 per share, the closing share price of our common stock on November 29, 2023). In March 2024, upon the first settlement of the transactions contemplated under the ASR Agreements, we received approximately 4 million additional shares of our common stock, which were immediately retired. There was no settlement under the ASR Agreements in the three months ended June 30, 2024. The final number of shares ultimately to be purchased, and the average price paid per share, will be determined at the final settlement of the ASR Agreements and will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. The final settlement of the transactions contemplated under the ASR Agreements in connection with the ASR program is expected to occur no later than the three months ending December 31, 2024.
(c)The weighted-average price paid per share excludes broker commissions.
(d)In November 2023, our Board of Directors increased the capacity under the share repurchase program by $10.0 billion to an aggregate of $11.4 billion and approved the $10.0 billion ASR program. In June 2024, our Board of Directors approved a new share repurchase authorization to repurchase up to an additional $6.0 billion of our outstanding common stock. At June 30, 2024, we had $6.0 billion in capacity remaining under the share repurchase program, with no expiration date.

*  *  *  *  *  *  *

Item 5. Other Information

During the three months ended June 30, 2024, Rory Harvey, Executive Vice President and President, Global Markets, adopted a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K, on May 5, 2024, to sell up to 4,145 shares of GM common stock and up to 35,778 shares of GM common stock issuable upon exercise of vested options between August 5, 2024 and April 18, 2025, subject to certain conditions.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
3.1
Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference
3.2	General Motors Company Amended and Restated Bylaws, as amended April 20, 2023, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed April 21, 2023	Incorporated by Reference
10.1*	Senior Advisor Consulting Agreement between General Motors LLC and Michael Abbott	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
__________
* Management contracts or compensatory plans and arrangements.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	July 23, 2024