Form 10-Q
period 2024-09-30
General Motors Co
filed 2024-10-22
CIK 1467858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 11, 2024 there were 1,099,595,840 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales and revenue
Automotive	$44,735	$40,498	$128,008	$118,398
GM Financial	4,021	3,633	11,732	10,465
Total net sales and revenue (Note 2)	48,757	44,131	139,740	128,863
Costs and expenses
Automotive and other cost of sales	39,007	35,842	111,618	104,721
GM Financial interest, operating and other expenses	3,353	2,933	9,568	8,313
Automotive and other selling, general and administrative expense	2,745	2,344	7,292	7,449
Total costs and expenses	45,105	41,118	128,478	120,483
Operating income (loss)	3,651	3,013	11,262	8,380
Automotive interest expense	206	229	631	689
Interest income and other non-operating income, net	394	453	756	1,219
Equity income (loss) (Note 7)	(122)	227	(311)	357
Income (loss) before income taxes	3,717	3,464	11,076	9,267
Income tax expense (benefit) (Note 14)	709	470	2,238	1,421
Net income (loss)	3,008	2,994	8,837	7,846
Net loss (income) attributable to noncontrolling interests	48	70	132	179
Net income (loss) attributable to stockholders	$3,056	$3,064	$8,969	$8,026

Net income (loss) attributable to common stockholders	$3,029	$3,038	$8,914	$7,946

Earnings per share (Note 17)
Basic earnings per common share	$2.71	$2.21	$7.85	$5.74
Weighted-average common shares outstanding – basic	1,116	1,372	1,136	1,384
Diluted earnings per common share	$2.68	$2.20	$7.77	$5.72
Weighted-average common shares outstanding – diluted	1,131	1,378	1,147	1,390

Dividends declared per common share	$0.12	$0.09	$0.36	$0.27

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$3,008	$2,994	$8,837	$7,846
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	434	(42)	(299)	(25)
Defined benefit plans	(69)	77	52	(1)
Other comprehensive income (loss), net of tax	365	35	(247)	(26)
Comprehensive income (loss)	3,373	3,028	8,590	7,820
Comprehensive loss (income) attributable to noncontrolling interests	3	71	158	189
Comprehensive income (loss) attributable to stockholders	$3,376	$3,099	$8,749	$8,009

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$23,744	$18,853
Marketable debt securities (Note 3)	8,477	7,613
Accounts and notes receivable, net of allowance of $300 and $298	13,782	12,378
GM Financial receivables, net of allowance of $962 and $906 (Note 4; Note 8)	44,453	39,076
Inventories (Note 5)	17,325	16,461
Other current assets (Note 3; Note 8)	7,636	7,238
Total current assets	115,419	101,618
Non-current Assets
GM Financial receivables, net of allowance of $1,415 and $1,438 (Note 4; Note 8)	45,928	45,043
Equity in net assets of nonconsolidated affiliates (Note 7)	11,039	10,613
Property, net	51,505	50,321
Goodwill and intangible assets, net	4,745	4,862
Equipment on operating leases, net (Note 6; Note 8)	30,956	30,582
Deferred income taxes	21,007	22,339
Other assets (Note 3; Note 8)	8,690	7,686
Total non-current assets	173,870	171,446
Total Assets	$289,289	$273,064

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$29,629	$28,114
Short-term debt and current portion of long-term debt (Note 9)
Automotive	944	428
GM Financial (Note 8)	35,218	38,540
Accrued liabilities	29,672	27,364
Total current liabilities	95,463	94,445
Non-current Liabilities
Long-term debt (Note 9)
Automotive	15,540	15,985
GM Financial (Note 8)	76,149	66,788
Postretirement benefits other than pensions (Note 12)	4,235	4,345
Pensions (Note 12)	5,998	6,680
Other liabilities	17,742	16,515
Total non-current liabilities	119,664	110,312
Total Liabilities	215,127	204,757
Commitments and contingencies (Note 13)
Noncontrolling interest - Cruise stock incentive awards	—	118
Equity (Note 16)
Common stock, $0.01 par value	11	12
Additional paid-in capital	19,342	19,130
Retained earnings	62,050	55,391
Accumulated other comprehensive loss	(10,468)	(10,247)
Total stockholders’ equity	70,935	64,286
Noncontrolling interests	3,227	3,903
Total Equity	74,162	68,189
Total Liabilities and Equity	$289,289	$273,064

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net income (loss)	$8,837	$7,846
Depreciation and impairment of Equipment on operating leases, net	3,633	3,697
Depreciation, amortization and impairment charges on Property, net	5,523	5,041
Foreign currency remeasurement and transaction (gains) losses	(228)	114
Undistributed earnings of nonconsolidated affiliates, net	(287)	(34)
Pension contributions and OPEB payments	(815)	(676)
Pension and OPEB income, net	50	(64)
Provision (benefit) for deferred taxes	1,396	235
Change in other operating assets and liabilities	(2,120)	1,114
Net cash provided by (used in) operating activities	15,989	17,273
Cash flows from investing activities
Expenditures for property	(7,597)	(7,264)
Available-for-sale marketable securities, acquisitions	(3,467)	(3,989)
Available-for-sale marketable securities, liquidations	2,757	6,675
Purchases of finance receivables	(25,864)	(27,180)
Principal collections and recoveries on finance receivables	23,526	21,135
Purchases of leased vehicles	(11,243)	(10,247)
Proceeds from termination of leased vehicles	8,627	9,860
Other investing activities	(742)	(1,091)
Net cash provided by (used in) investing activities	(14,004)	(12,100)
Cash flows from financing activities
Net increase (decrease) in short-term debt	85	(48)
Proceeds from issuance of debt (original maturities greater than three months)	38,163	37,357
Payments on debt (original maturities greater than three months)	(32,012)	(33,269)
Payments to purchase common stock	(2,378)	(1,119)
Dividends paid	(526)	(493)
Other financing activities	(369)	(602)
Net cash provided by (used in) financing activities	2,963	1,826
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(151)	31
Net increase (decrease) in cash, cash equivalents and restricted cash	4,798	7,030
Cash, cash equivalents and restricted cash at beginning of period	21,917	21,948
Cash, cash equivalents and restricted cash at end of period	$26,715	$28,978

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$4,767	$7,018

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity (Permanent Equity)	Noncontrolling Interest Cruise Stock Incentive Awards (Temporary Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2023	$14	$26,428	$49,251	$(7,901)	$4,135	$71,927	$357
Net income (loss)	—	—	2,395	—	(49)	2,346	—
Other comprehensive income (loss)	—	—	—	123	(9)	113	—
Purchase of common stock	—	(168)	(201)	—	—	(369)	—
Stock based compensation	—	(34)	(2)	—	—	(35)	7
Cash dividends paid on common stock	—	—	(126)	—	—	(126)	—
Other	—	97	—	—	7	103	(93)
Balance at March 31, 2023	14	26,323	51,318	(7,778)	4,084	73,961	271
Net income (loss)	—	—	2,566	—	(59)	2,507	—
Other comprehensive income (loss)	—	—	—	(174)	—	(174)	—
Purchase of common stock	—	(261)	(239)	—	—	(500)	—
Stock based compensation	—	88	(1)	—	—	86	9
Cash dividends paid on common stock	—	—	(124)	—	—	(124)	—
Dividends to noncontrolling interests	—	—	—	—	(61)	(61)	—
Other	—	(72)	(3)	—	67	(8)	7
Balance at June 30, 2023	14	26,078	53,517	(7,953)	4,030	75,685	287
Net income (loss)	—	—	3,064	—	(70)	2,994	—
Other comprehensive income (loss)	—	—	—	35	—	35	—
Purchase of common stock	—	(118)	(132)	—	—	(250)	—
Stock based compensation	—	98	(2)	—	—	97	5
Cash dividends paid on common stock	—	—	(123)	—	—	(123)	—
Other	—	—	(2)	—	(31)	(33)	32
Balance at September 30, 2023	$14	$26,058	$56,322	$(7,918)	$3,929	$78,404	$323

Balance at January 1, 2024	$12	$19,130	$55,391	$(10,247)	$3,903	$68,189	$118
Net income (loss)	—	—	2,980	—	(27)	2,953	—
Other comprehensive income (loss)	—	—	—	(212)	(47)	(259)	—
Purchase of common stock	—	208	(539)	—	—	(331)	—
Stock based compensation	—	58	(2)	—	—	56	5
Cash dividends paid on common stock	—	—	(139)	—	—	(139)	—
Other	—	(38)	(4)	—	(2)	(44)	52
Balance at March 31, 2024	11	19,358	57,688	(10,459)	3,828	70,426	175
Net income (loss)	—	—	2,933	—	(57)	2,877	—
Other comprehensive income (loss)	—	—	—	(328)	(25)	(353)	—
Purchase of common stock	—	(363)	(667)	—	—	(1,030)	—
Stock based compensation	—	126	(2)	—	—	124	—
Cash dividends paid on common stock	—	—	(136)	—	—	(136)	—
Dividends to noncontrolling interests	—	—	—	—	(60)	(60)	—
Other	—	481	(9)	—	(419)	52	(175)
Balance at June 30, 2024	11	19,602	59,807	(10,787)	3,267	71,900	—
Net income (loss)	—	—	3,056	—	(48)	3,008	—
Other comprehensive income (loss)	—	—	—	320	45	365	—
Purchase of common stock	—	(367)	(668)	—	—	(1,036)	—
Stock based compensation	—	127	(3)	—	—	125	—
Cash dividends paid on common stock	—	—	(133)	—	—	(133)	—
Other	—	(20)	(10)	—	(38)	(67)	—
Balance at September 30, 2024	$11	$19,342	$62,050	$(10,468)	$3,227	$74,162	$—

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 2. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended September 30, 2024
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$39,817	$3,244	$37	$43,098	$—	$—	$(1)	$43,097
Used vehicles	368	9	—	377	—	—	—	377
Services and other	971	264	24	1,259	26	—	(25)	1,260
Automotive net sales and revenue	41,157	3,517	62	44,735	26	—	(26)	44,735
Leased vehicle income	—	—	—	—	—	1,828	—	1,828
Finance charge income	—	—	—	—	—	1,965	(8)	1,956
Other income	—	—	—	—	—	238	(2)	237
GM Financial net sales and revenue	—	—	—	—	—	4,031	(10)	4,021
Net sales and revenue	$41,157	$3,517	$62	$44,735	$26	$4,031	$(36)	$48,757

	Three Months Ended September 30, 2023
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$34,893	$3,913	$17	$38,823	$—	$—	$(5)	$38,818
Used vehicles	310	12	—	322	—	—	—	322
Services and other	903	405	50	1,358	25	—	(25)	1,359
Automotive net sales and revenue	36,106	4,330	67	40,503	25	—	(30)	40,498
Leased vehicle income	—	—	—	—	—	1,820	—	1,820
Finance charge income	—	—	—	—	—	1,621	(5)	1,616
Other income	—	—	—	—	—	200	(3)	197
GM Financial net sales and revenue	—	—	—	—	—	3,641	(8)	3,633
Net sales and revenue	$36,106	$4,330	$67	$40,503	$25	$3,641	$(38)	$44,131

	Nine Months Ended September 30, 2024
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$114,131	$9,095	$50	$123,276	$—	$—	$(1)	$123,275
Used vehicles	927	21	—	948	—	—	—	948
Services and other	2,923	780	80	3,783	76	—	(75)	3,784
Automotive net sales and revenue	117,981	9,897	130	128,007	76	—	(76)	128,008
Leased vehicle income	—	—	—	—	—	5,431	—	5,431
Finance charge income	—	—	—	—	—	5,627	(25)	5,602
Other income	—	—	—	—	—	703	(5)	698
GM Financial net sales and revenue	—	—	—	—	—	11,761	(29)	11,732
Net sales and revenue	$117,981	$9,897	$130	$128,007	$76	$11,761	$(105)	$139,740

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Nine Months Ended September 30, 2023
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$102,868	$10,876	$67	$113,811	$—	$—	$(6)	$113,805
Used vehicles	741	22	—	763	—	—	—	763
Services and other	2,605	1,113	110	3,828	76	—	(75)	3,829
Automotive net sales and revenue	106,214	12,011	177	118,403	76	—	(81)	118,398
Leased vehicle income	—	—	—	—	—	5,458	—	5,458
Finance charge income	—	—	—	—	—	4,480	(11)	4,469
Other income	—	—	—	—	—	544	(6)	538
GM Financial net sales and revenue	—	—	—	—	—	10,482	(17)	10,465
Net sales and revenue	$106,214	$12,011	$177	$118,403	$76	$10,482	$(98)	$128,863

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales increased revenue by an insignificant amount in the three months ended September 30, 2024 and 2023.

Contract liabilities in our Automotive segments primarily consist of vehicle connectivity, customer rewards programs, maintenance, extended warranty and other contracts of $6.1 billion and $5.0 billion at September 30, 2024 and December 31, 2023, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $456 million and $1.4 billion related to contract liabilities in the three and nine months ended September 30, 2024 and $284 million and $1.1 billion in the three and nine months ended September 30, 2023. We expect to recognize revenue of $585 million in the three months ending December 31, 2024 and $1.9 billion, $1.5 billion and $2.1 billion in the years ending December 31, 2025, 2026 and thereafter related to contract liabilities at September 30, 2024.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 3. Marketable and Other Securities

The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	September 30, 2024	December 31, 2023
Cash and cash equivalents
Cash and time deposits		$12,296	$8,977
Available-for-sale debt securities
U.S. government and agencies	2	76	211
Corporate debt	2	5,160	1,439
Sovereign debt	2	2,665	734
Total available-for-sale debt securities – cash equivalents		7,901	2,384
Money market funds	1	3,547	7,491
Total cash and cash equivalents		$23,744	$18,853
Marketable debt securities
U.S. government and agencies	2	$3,477	$3,495
Corporate debt and other	2	4,364	3,529
Mortgage and asset-backed	2	636	589
Total available-for-sale debt securities – marketable securities		$8,477	$7,613
Restricted cash
Cash and cash equivalents		$275	$277
Money market funds	1	2,695	2,787
Total restricted cash		$2,971	$3,064

Available-for-sale debt securities included above with contractual maturities(a)
Due in one year or less		$9,824
Due between one and five years		5,770
Total available-for-sale debt securities with contractual maturities		$15,594
__________
(a)Excludes mortgage and asset-backed securities of $636 million at September 30, 2024 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $580 million and $454 million in the three months ended September 30, 2024 and 2023 and $1.6 billion and $1.5 billion in the nine months ended September 30, 2024 and 2023. Net unrealized gains on available-for-sale debt securities were $159 million and insignificant in the three months ended September 30, 2024 and 2023 and $160 million and insignificant in the nine months ended September 30, 2024 and 2023. Cumulative unrealized losses on available-for-sale debt securities were insignificant and $160 million at September 30, 2024 and December 31, 2023.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

September 30, 2024
Cash and cash equivalents	$23,744
Restricted cash included in Other current assets	2,495
Restricted cash included in Other assets	476
Total	$26,715

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. GM Financial Receivables and Transactions

	September 30, 2024			December 31, 2023
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables	$74,384	$18,375	$92,759	$72,729	$13,734	$86,463
Less: allowance for loan losses	(2,323)	(54)	(2,377)	(2,308)	(36)	(2,344)
GM Financial receivables, net	$72,060	$18,321	$90,382	$70,421	$13,698	$84,119

Fair value of GM Financial receivables utilizing Level 2 inputs			$18,321			$13,698
Fair value of GM Financial receivables utilizing Level 3 inputs			$73,614			$70,911
__________
(a)Commercial finance receivables include dealer financing of $17.8 billion and $13.3 billion, and other financing of $531 million and $476 million at September 30, 2024 and December 31, 2023. Commercial finance receivables are presented net of dealer cash management balances of $3.2 billion and $2.6 billion at September 30, 2024 and December 31, 2023. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Allowance for loan losses at beginning of period	$2,311	$2,202	$2,344	$2,096
Provision for loan losses	298	235	676	533
Charge-offs	(439)	(366)	(1,255)	(1,012)
Recoveries	217	196	653	574
Effect of foreign currency and other	(10)	(8)	(40)	67
Allowance for loan losses at end of period	$2,377	$2,258	$2,377	$2,258

The allowance for loan losses as a percentage of finance receivables was 2.6% and 2.7% at September 30, 2024 and December 31, 2023.

Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at September 30, 2024 and December 31, 2023:

	Year of Origination						September 30, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
Prime – FICO score 680 and greater	$17,609	$17,704	$11,118	$6,255	$3,084	$544	$56,315	75.7%
Near-prime – FICO score 620 to 679	2,717	2,457	1,678	1,227	568	218	8,864	11.9%
Sub-prime – FICO score less than 620	2,752	2,326	1,758	1,311	639	419	9,205	12.4%
Retail finance receivables	$23,078	$22,487	$14,553	$8,793	$4,291	$1,181	$74,384	100.0%

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
Prime – FICO score 680 and greater	$23,940	$15,581	$9,039	$4,926	$1,076	$320	$54,882	75.5%
Near-prime – FICO score 620 to 679	3,234	2,281	1,746	906	350	129	8,647	11.9%
Sub-prime – FICO score less than 620	3,079	2,397	1,884	1,010	573	257	9,200	12.6%
Retail finance receivables	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $900 million and $809 million at September 30, 2024 and December 31, 2023. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at September 30, 2024 and December 31, 2023, as well as summary totals for September 30, 2023:

	Year of Origination						September 30, 2024		September 30, 2023
	2024	2023	2022	2021	2020	Prior	Total	Percent	Total	Percent
0-to-30 days	$22,754	$21,853	$13,961	$8,328	$4,060	$1,021	$71,977	96.8%	$69,735	97.3%
31-to-60 days	231	442	419	338	171	117	1,718	2.3%	1,424	2.0%
Greater-than-60 days	81	167	155	116	55	41	616	0.8%	488	0.7%
Finance receivables more than 30 days delinquent	312	609	574	454	227	158	2,333	3.1%	1,911	2.7%
In repossession	13	25	18	11	4	2	73	0.1%	58	0.1%
Finance receivables more than 30 days delinquent or in repossession	325	634	592	465	231	160	2,407	3.2%	1,969	2.7%
Retail finance receivables	$23,078	$22,487	$14,553	$8,793	$4,291	$1,181	$74,384	100.0%	$71,704	100.0%

	Year of Origination						December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total	Percent
0-to-30 days	$29,816	$19,602	$12,098	$6,533	$1,825	$599	$70,472	96.9%
31-to-60 days	318	470	415	227	130	78	1,637	2.3%
Greater-than-60 days	102	168	142	76	42	29	559	0.8%
Finance receivables more than 30 days delinquent	421	637	557	302	172	107	2,196	3.0%
In repossession	17	20	14	6	3	1	61	0.1%
Finance receivables more than 30 days delinquent or in repossession	437	657	572	308	175	108	2,257	3.1%
Retail finance receivables	$30,253	$20,259	$12,670	$6,842	$2,000	$707	$72,729	100.0%

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer credit risk profile by dealer risk rating at September 30, 2024 and December 31, 2023:

	Year of Origination(a)							September 30, 2024
Dealer Risk Rating	Revolving	2024	2023	2022	2021	2020	Prior	Total	Percent
I	$15,542	$251	$228	$380	$256	$280	$27	$16,965	95.1%
II	453	—	4	26	3	1	—	487	2.7%
III	341	10	4	—	24	—	12	393	2.2%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$16,337	$261	$237	$406	$283	$281	$39	$17,844	100.0%
__________
(a)Floorplan advances comprise 99.4% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2023
Dealer Risk Rating	Revolving	2023	2022	2021	2020	2019	Prior	Total	Percent
I	$11,513	$279	$403	$297	$301	$75	$11	$12,879	97.1%
II	182	—	2	2	—	—	—	187	1.4%
III	152	1	15	12	—	11	—	192	1.4%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$11,846	$281	$421	$311	$301	$86	$11	$13,257	100.0%
__________
(a)Floorplan advances comprise 99.7% of the total revolving balance. Dealer term loans are presented by year of origination.

There were no commercial finance receivables on nonaccrual status at September 30, 2024 and December 31, 2023.

Transactions with GM Financial The following tables show transactions between our Automotive segments, Cruise and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	September 30, 2024	December 31, 2023
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables due from GM consolidated dealers	$208	$164
Commercial finance receivables due from Cruise	$395	$353
Subvention receivable from GM(b)	$350	$508
Commercial loan funding payable to GM	$96	$55

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$345	$319	$1,026	$906
Leased vehicle subvention earned	$385	$382	$1,108	$1,165
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive segments made cash payments to GM Financial for subvention of $1.2 billion and $629 million in the three months ended September 30, 2024 and 2023 and $2.9 billion and $2.3 billion in the nine months ended September 30, 2024 and 2023.

GM Financial's Board of Directors declared and paid dividends of $450 million and $1.4 billion on its common stock in the three and nine months ended September 30, 2024 and 2023.

Note 5. Inventories

	September 30, 2024	December 31, 2023
Total productive material, supplies and work in process	$7,888	$7,422
Finished product, including service parts	9,437	9,039
Total inventories	$17,325	$16,461

Inventories are reflected net of allowances totaling $2.0 billion and $2.2 billion, of which $1.5 billion and $1.9 billion are electric vehicle (EV)-related, to remeasure inventory on-hand to net realizable value at September 30, 2024 and December 31, 2023.

Note 6. Equipment on Operating Leases

Equipment on operating leases consists of leases to retail customers of GM Financial.

	September 30, 2024	December 31, 2023
Equipment on operating leases	$37,549	$37,921
Less: accumulated depreciation	(6,593)	(7,338)
Equipment on operating leases, net	$30,956	$30,582

The estimated residual value of our leased assets at the end of the lease term was $23.0 billion and $22.7 billion at September 30, 2024 and December 31, 2023.

Depreciation expense related to Equipment on operating leases, net was $1.2 billion in the three months ended September 30, 2024 and 2023 and $3.6 billion and $3.7 billion in the nine months ended September 30, 2024 and 2023.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Lease receipts under operating leases	$1,411	$4,746	$2,849	$842	$70	$1	$9,920

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

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Automotive China joint ventures equity income (loss)	$(137)	$192	$(347)	$353
Ultium Cells Holdings LLC equity income (loss)(a)	309	101	788	191
Other joint ventures equity income (loss)	15	35	36	4
Total Equity income (loss)	$187	$328	$477	$548
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

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$4,480	$7,858	$13,268	$21,817
Automotive China JVs' net income (loss)	$(282)	$485	$(724)	$904

Dividends declared but not paid from our nonconsolidated affiliates were $664 million and an insignificant amount at September 30, 2024 and December 31, 2023. Dividends received from our nonconsolidated affiliates were insignificant and $190 million in the three and nine months ended September 30, 2024 and $101 million and $514 million in the three and nine months ended September 30, 2023. Undistributed earnings from our nonconsolidated affiliates were $2.0 billion and $1.7 billion at September 30, 2024 and December 31, 2023.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	September 30, 2024	December 31, 2023
Restricted cash – current	$2,278	$2,398
Restricted cash – non-current	$355	$367
GM Financial receivables – current	$25,216	$22,990
GM Financial receivables – non-current	$25,135	$23,535
GM Financial equipment on operating leases, net	$12,292	$15,794
GM Financial short-term debt and current portion of long-term debt	$14,912	$22,088
GM Financial long-term debt	$28,663	$23,210

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs principally include automotive related operating entities to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support and other off-balance sheet arrangements. The carrying amounts of assets were approximately $3.8 billion and $2.4 billion and liabilities were insignificant related to our nonconsolidated VIEs at September 30, 2024 and December 31, 2023. Our maximum exposure to loss as a result of our involvement with these VIEs was approximately $6.1 billion and $3.5 billion, inclusive of approximately $2.2 billion and $0.8 billion in committed capital contributions to our battery cell manufacturing joint ventures, at September 30, 2024 and December 31, 2023. Our maximum exposure to loss, and required capital contributions, could vary depending on our battery cell manufacturing joint ventures' requirements and access to capital. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 9. Debt

Automotive The following table presents debt in our automotive operations:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$176	$175	$134	$132
Unsecured debt(a)	15,916	15,862	15,842	15,911
Finance lease liabilities	391	411	437	447
Total automotive debt(b)	$16,484	$16,448	$16,413	$16,490

Fair value utilizing Level 1 inputs		$15,530		$15,457
Fair value utilizing Level 2 inputs		$918		$1,033

Available under credit facility agreements(c)		$13,561		$16,446
Weighted-average interest rate on outstanding short-term debt(d)		8.3%		16.2%
Weighted-average interest rate on outstanding long-term debt(d)		5.8%		5.8%
__________
(a)Primarily consists of senior notes.
(b)Includes net discount and debt issuance costs of $481 million and $527 million at September 30, 2024 and December 31, 2023.
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

GM Financial The following table presents debt of GM Financial:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$43,570	$43,830	$45,243	$44,971
Unsecured debt	67,796	68,354	60,084	59,651
Total GM Financial debt	$111,367	$112,183	$105,327	$104,622

Fair value utilizing Level 2 inputs		$110,055		$102,262
Fair value utilizing Level 3 inputs		$2,129		$2,360

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 to our condensed consolidated financial statements for additional information on GM Financial's involvement with VIEs. In the nine months ended September 30, 2024, GM Financial renewed revolving credit facilities with total borrowing capacity of $24.2 billion and issued $18.0 billion in aggregate principal amount of securitization notes payable with an initial weighted-average interest rate of 5.5% and maturity dates ranging from 2024 to 2037.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the nine months ended September 30, 2024, GM Financial issued $12.4 billion in aggregate principal amount of senior notes with an initial weighted-average interest rate of 5.4% and maturity dates ranging from 2027 to 2034.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 10. Derivative Financial Instruments

The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	September 30, 2024			December 31, 2023
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps	2	$33,190	$207	$278	$18,379	$75	$238
Cash flow hedges
Interest rate swaps	2	1,881	17	10	2,381	17	16
Foreign currency swaps(b)	2	8,993	284	218	8,003	144	311
Derivatives not designated as hedges(a)
Interest rate contracts	2	118,346	883	1,334	134,683	1,573	1,997
Foreign currency contracts	2	195	—	3	—	—	—
Total derivative financial instruments(c)		$162,605	$1,391	$1,842	$163,446	$1,809	$2,563
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and nine months ended September 30, 2024 and 2023 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)The effect of foreign currency cash flow hedges recognized in Accumulated other comprehensive loss in the condensed consolidated statements of comprehensive income includes gains of $246 million and losses of $154 million for the three months ended September 30, 2024 and 2023, and an insignificant gain and loss for the nine months ended September 30, 2024 and 2023. The effect of foreign currency cash flow hedges reclassified from Accumulated other comprehensive loss in the condensed consolidated statements of comprehensive income into income includes gains of $291 million and losses of $226 million for the three months ended September 30, 2024 and 2023, and an insignificant gain and losses of $129 million for the nine months ended September 30, 2024 and 2023.
(c)GM Financial held $225 million and $457 million of collateral from counterparties available for netting against GM Financial's asset positions and posted $819 million and $1.2 billion of collateral to counterparties available for netting against GM Financial's liability positions at September 30, 2024 and December 31, 2023.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	September 30, 2024		December 31, 2023
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$7,168	$(18)	$3,508	$(8)
Long-term unsecured debt	30,802	788	30,043	1,037
GM Financial unsecured debt	$37,970	$771	$33,551	$1,029
__________
(a)Includes $752 million and $872 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at September 30, 2024 and December 31, 2023.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 11. Product Warranty and Related Liabilities

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$10,043	$8,741	$9,295	$8,530
Warranties issued and assumed in period – recall campaigns	171	157	826	707
Warranties issued and assumed in period – product warranty	1,143	693	2,699	1,748
Payments	(1,152)	(1,017)	(3,206)	(3,044)
Adjustments to pre-existing warranties	444	147	1,080	758
Effect of foreign currency and other	11	(22)	(35)	—
Warranty balance at end of period	10,660	8,699	10,660	8,699
Less: Supplier recoveries balance at end of period(a)	512	82	512	82
Warranty balance, net of supplier recoveries at end of period	$10,147	$8,616	$10,147	$8,616
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Product Warranty Expense, Net of Recoveries
Warranties issued and assumed in period	$1,314	$850	$3,525	$2,455
Supplier recoveries accrued in period	(78)	(53)	(216)	636
Adjustments and other	455	125	1,045	759
Warranty expense, net of supplier recoveries	$1,691	$922	$4,354	$3,850

In the three and nine months ended September 30, 2024, we recorded insignificant charges to supplier recoveries and in the nine months ended September 30, 2023, we recorded $792 million in charges to supplier recoveries related to a settlement for Chevrolet Bolt recall costs. For estimates related to reasonably possible losses in excess of amounts accrued for recall campaigns, refer to Note 13 to our condensed consolidated financial statements for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$47	$40	$3	$44	$39	$3
Interest cost	533	112	56	568	184	59
Expected return on plan assets	(686)	(116)	—	(730)	(192)	—
Amortization of prior service cost (credit)	16	1	—	(1)	1	—
Amortization of net actuarial (gains) losses	2	12	—	—	8	(6)
Net periodic pension and OPEB (income) expense	$(88)	$49	$59	$(119)	$40	$56

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$141	$110	$8	$131	$123	$7
Interest cost	1,599	373	170	1,704	521	177
Expected return on plan assets	(2,056)	(384)	—	(2,190)	(544)	—
Amortization of prior service cost (credit)	46	3	(1)	(2)	2	(1)
Amortization of net actuarial (gains) losses	6	35	—	—	25	(17)
Net periodic pension and OPEB (income) expense	$(264)	$137	$177	$(357)	$127	$166

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income presented in Interest income and other non-operating income, net are insignificant in the three months ended September 30, 2024 and 2023 and $149 million and $258 million in the nine months ended September 30, 2024 and 2023.

Note 13. Commitments and Contingencies

Litigation-Related Liability and Tax Administrative Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At September 30, 2024 and December 31, 2023, we had accruals of $1.3 billion and $1.2 billion for such legal actions in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the potential loss. Some matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that cannot be reasonably estimated. Accordingly, while we believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated, it is possible that adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

GM Korea Subcontract Workers Litigation GM Korea Company (GM Korea) is party to litigation with current and former subcontract workers over allegations that they are entitled to the same wages and benefits provided to full-time employees, and to be hired as full-time employees. In May 2018 and September 2020, the Korean labor authorities issued adverse administrative orders finding that GM Korea must hire certain current subcontract workers as full-time employees. GM Korea appealed the May 2018 and September 2020 orders. Since June 2020, the Seoul High Court (an intermediate-level appellate court) ruled against GM Korea in eight subcontract worker claims. While GM Korea's appeals were pending in the Supreme Court of the Republic of Korea (Korea Supreme Court), GM Korea hired certain of its subcontract workers as full-time employees. During the third quarter of 2024, the Korea Supreme Court issued its decisions with respect to the appeal. While the Korea Supreme Court ruled against GM Korea on most of the appeals, the Korea Supreme Court ruled in favor of GM Korea with regard to certain subcontract workers. At September 30, 2024, our accrual covering certain asserted claims and claims that we believe are probable of assertion and for which liability is probable was approximately $182 million. We estimate the

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
reasonably possible loss in excess of amounts accrued for other current subcontract workers who may assert similar claims to be insignificant at September 30, 2024. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from additional claims that may be asserted by former subcontract workers.

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

There are several putative class actions pending against GM in the U.S. and Canada alleging that various vehicles sold, including model year 2011–2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal, state and foreign emission standards. In July 2023, the two putative class actions pending in the U.S. were dismissed with prejudice and judgment entered in favor of GM. In August 2024, the Sixth Circuit reversed the dismissal in one of the cases, and we are seeking a rehearing of that decision. The Sixth Circuit has not yet decided plaintiffs' appeal of the other case. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from these actions. GM has also faced a series of additional lawsuits in the U.S. based on these allegations, including a shareholder demand lawsuit that remains pending.

There are several putative class actions and two certified class actions pending against GM in the U.S. alleging that various 2011–2014 model year vehicles are defective because they excessively consume oil. While many of these proceedings have been dismissed or have been settled for insignificant amounts, several remain outstanding. In October 2022, we received an adverse jury verdict in a certified class action proceeding involving three states. We do not believe that the verdict is supported by the evidence and plan to appeal. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from the putative class action proceedings and have previously accrued an immaterial amount related to one of the certified class action proceedings.

There is one putative class action and one certified class action pending against GM in the U.S. alleging that various 2015–2022 model year vehicles are defective because they are equipped with faulty 8-speed transmissions. In March 2023, the judge overseeing the class action concerning 2015–2019 model year vehicles certified 26 state subclasses. In August 2024, the Sixth Circuit affirmed this class certification order. We are seeking a rehearing of the Sixth Circuit's ruling. The putative class action concerning 2020–2022 model year vehicles is pending in front of a different judge that has not yet addressed class certification. We have similar cases pending in Canada concerning these vehicles. We are currently unable to estimate any reasonably possible or probable material loss or range of loss that may result from these proceedings in excess of amounts accrued.

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

Indirect tax-related matters are being evaluated globally pertaining to value added taxes, customs, duties, sales tax, property taxes and other non-income tax exposures. Certain administrative proceedings are indirect tax-related and may require that we deposit funds in escrow or provide an alternative form of security. For indirect tax-related matters, we estimate our reasonably possible loss in excess of amounts accrued to be up to approximately $1.8 billion at September 30, 2024.

Takata Matters In November 2020, the National Highway Traffic Safety Administration (NHTSA) directed that we replace the Takata Corporation (Takata) airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and sport utility vehicles (SUVs), and we decided not to contest NHTSA's decision. While we have already begun the process of executing the

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the year ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy. At September 30, 2024, our remaining accrual for these matters was $565 million, and we believe the currently accrued amount remains reasonable.

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

ARC Matters In May 2023, we initiated a voluntary recall covering nearly one million 2014–2017 model year Buick Enclave, Chevrolet Traverse and GMC Acadia SUVs equipped with driver front airbag inflators manufactured by ARC Automotive, Inc. (ARC), and accrued an insignificant amount for the expected costs of the recall. As part of its ongoing investigation into ARC airbag inflators, on September 5, 2023, NHTSA issued an Initial Decision that approximately 52 million frontal driver and passenger airbag inflators manufactured by ARC and Delphi Automotive Systems LLC over a roughly 20-year period contain a safety-related defect and must be recalled. On July 31, 2024, NHTSA issued a Supplemental Initial Decision reaffirming its September 2023 Initial Decision and reopening the administrative record to additional public comments. The Initial Decision and the Supplemental Initial Decision are primarily based on the occurrence of seven field ruptures involving ARC-manufactured frontal airbag inflators. We are continuing to investigate the cause of the ruptures in GM vehicles in connection with our existing recalls. The administrative record for NHTSA’s investigation closed on October 11, 2024, and we are waiting for NHTSA to issue its final decision. As indicated in GM's filed comments in the record, we do not believe that further GM vehicle recalls are necessary or appropriate at this time. However, depending on the outcome of the dispute between NHTSA and ARC, and the possibility of additional recalls, the cost of which may not be fully recoverable, it is reasonably possible that the costs associated with these matters in excess of amounts accrued could be material, but we are unable to provide an estimate of the amounts or range of reasonably possible material loss at this time.

There are several putative class actions that have been filed against GM, including in the U.S., Canada and Israel, arising out of allegations that airbag inflators manufactured by ARC are defective. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of reasonably possible material loss.

Chevrolet Bolt Recall In July 2021, we initiated a voluntary recall for certain 2017–2019 model year Chevrolet Bolt EVs due to the risk that two manufacturing defects present in the same battery cell could cause a high voltage battery fire in certain of these vehicles. After further investigation into the manufacturing processes at our battery supplier, LGES, and disassembling battery packs, we determined that the risk of battery cell defects was not confined to the initial recall population. As a result, in August 2021, we expanded the recall to include all 2017–2022 model year Chevrolet Bolt EV and Chevrolet Bolt Electric Utility Vehicles (EUVs). LG Electronics, Inc. and LGES (collectively, LG), have agreed to reimburse GM for certain costs and expenses associated with the recall. The commercial negotiations with LG also resolved other commercial matters associated with our Ultium Cells Holdings LLC joint venture with LGES. Accordingly, as of December 31, 2023, we had accrued a total of $2.6 billion and recognized receivables totaling $1.6 billion in connection with these matters. At September 30, 2024, our remaining accrual for these matters was $0.3 billion. These charges reflect our current best estimate for the cost of the recall remedy, which includes non-traditional recall remedies provided by GM to enhance customer satisfaction. The actual costs of the recall could be materially higher or lower.

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

European Commission and UK Competition and Markets Authority Matter In March 2022, the European Commission and UK Competition and Markets Authority (CMA) conducted inspections at the premises of, and sent out formal requests for information to, several companies and associations active in the automotive sector. The investigations concern conduct related to coordination regarding the collection, treatment and recovery of end-of-life cars and vans, which are considered waste. GM was not the subject of the inspections but has since received requests for information related to activities conducted by Opel, a former subsidiary business we sold to Stellantis in 2017. GM has replied to the European Commission’s and CMA’s requests for information. The inspections and requests for information are preliminary investigatory steps and do not prejudge the outcome of the investigations, and as of September 30, 2024, we had accrued an immaterial amount related to this matter. If an infringement is established as to Opel’s conduct, there are a range of possible outcomes, including fines, which could be material.

Privacy and Consumer Protection Matters There are putative class actions pending against GM in federal courts in the U.S. alleging violations of state and federal privacy and consumer protection laws related to the collection and use of certain consumer data obtained through our former OnStar Smart Driver product. In June 2024, those class actions were consolidated into a multi-district litigation proceeding in the Northern District of Georgia. In addition, a number of federal and state agencies and attorneys general have opened investigations or made inquiries of us relating to these alleged consumer protection and privacy issues. The Company is fully cooperating with these agencies and attorneys general. At this stage, we are not able to estimate any reasonably possible or probable material loss or range of loss that may result from these actions.

Product Liability We recorded liabilities of $603 million and $615 million in Accrued liabilities and Other liabilities at September 30, 2024 and December 31, 2023, for the expected cost of all known product liability claims, plus an estimate of the expected cost for product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured. It is reasonably possible that our accruals for product liability claims may increase in future periods in material amounts, although we cannot estimate a reasonable range of incremental loss based on currently available information. We believe that any judgment against us involving our products for actual damages will be adequately covered by our recorded accruals and, where applicable, excess liability insurance coverage.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2025 to 2029, or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on royalties received associated with vehicles sold to date were $3.9 billion and $3.5 billion for these guarantees at September 30, 2024 and December 31, 2023, the majority of which relates to the indemnification agreements.

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

Supplier Finance Programs Third-party finance providers offer certain suppliers the option for payment in advance of their invoice due date through financing programs that we established. We retain our obligation to the participating suppliers, and we make payments directly to the third-party finance providers on the original invoice due date pursuant to the original invoice terms. There are no assets pledged as security or other forms of guarantees provided for committed payments. Our outstanding eligible balances under our supplier finance programs were $1.7 billion and $1.3 billion at September 30, 2024 and December 31, 2023, which are recorded in Accounts payable (principally trade).

Note 14. Income Taxes

In the three and nine months ended September 30, 2024, Income tax expense of $709 million and $2.2 billion was primarily due to tax expense attributable to entities included in our effective tax rate calculation.

In the three and nine months ended September 30, 2023, Income tax expense of $470 million and $1.4 billion was lower than the statutory tax rate primarily due to jurisdictional mix of earnings and tax expense attributable to entities included in our effective tax rate calculation.

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

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Balance at beginning of period	$615	$1,151	$779	$520
Additions, interest accretion and other	369	161	781	1,396
Payments	(363)	(661)	(935)	(1,266)
Revisions to estimates and effect of foreign currency	(3)	(2)	(7)	—
Balance at end of period	$617	$650	$617	$650

In the three and nine months ended September 30, 2024, restructuring and other initiatives included strategic activities in GMNA related to Buick dealerships. We recorded charges of $150 million and $321 million in the three and nine months ended September 30, 2024, which are included in the table above, and incurred $376 million in net cash outflows resulting from these dealer restructurings in the nine months ended September 30, 2024. Cumulatively, we have incurred charges of approximately $1.4 billion and net cash outflows of $1.2 billion related to this initiative. The remaining $231 million is expected to be paid by the end of 2025.

In April 2024, we announced restructuring actions in GMI related to the closure of manufacturing operations in Colombia and Ecuador. In the three and nine months ended September 30, 2024, we recorded an insignificant amount and $166 million before noncontrolling interest primarily related to employee separations and supplier related charges of $91 million, which are included in the table above, and non-cash restructuring charges of $73 million primarily related to accelerated depreciation and amortization, which is not reflected in the table above. As of September 30, 2024, we have incurred $35 million of cash outflows resulting from these restructuring activities. We expect the remaining cash outflows related to these activities of $56 million to be substantially completed by the end of 2024.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
In the three months ended September 30, 2024, we recorded restructuring charges of $190 million, primarily in GMNA, related to employee separations. As of September 30, 2024, we have incurred $74 million of cash outflows resulting from these restructuring actions. We expect the remaining cash outflows related to these activities of $116 million to be substantially completed by the end of 2025.

In October 2023, Cruise voluntarily paused all of its driverless, supervised and manual AV operations in the U.S. while it examined its processes, systems and tools. In conjunction with these actions, Cruise recorded charges before noncontrolling interest of $529 million in the year ended December 31, 2023, which included non-cash restructuring charges of $250 million. In June 2024, Cruise indefinitely delayed the Cruise Origin and recognized primarily non-cash charges before noncontrolling interest of $631 million. The non-cash restructuring charges are not reflected in the table above. Cumulatively, we have incurred $218 million of cash outflows resulting from these restructuring activities. We expect the remaining cash outflows related to these activities of approximately $112 million to be completed by the end of 2025.

Note 16. Stockholders' Equity and Noncontrolling Interests

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at September 30, 2024 and December 31, 2023. We had 1.1 billion and 1.2 billion shares of common stock issued and outstanding at September 30, 2024 and December 31, 2023.

Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our total dividends paid on common stock were $133 million and $407 million for the three and nine months ended September 30, 2024 and $123 million and $373 million for the three and nine months ended September 30, 2023.

In November 2023, our Board of Directors increased the capacity under the share repurchase program by $10.0 billion to an aggregate of $11.4 billion and approved an accelerated share repurchase (ASR) program to repurchase an aggregate amount of $10.0 billion of our common stock. In December 2023, pursuant to the agreements entered into in connection with the ASR (collectively, the ASR Agreements), we advanced $10.0 billion and received approximately 215 million shares of our common stock with a value of $6.8 billion, which were immediately retired. In March 2024, upon the first settlement of the transactions contemplated under the ASR Agreements, we received approximately 4 million additional shares, which were immediately retired. The final number of shares ultimately to be purchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. Upon final settlement, we may receive additional shares of common stock, or, under certain circumstances, we may be required to deliver shares of common stock or to make a cash payment, at our election. The final settlement of the transactions contemplated under the ASR Agreements in connection with the ASR program is expected to occur in the three months ending December 31, 2024.

In June 2024, our Board of Directors approved a new share repurchase authorization to repurchase up to an additional $6.0 billion of our outstanding common stock.

In the nine months ended September 30, 2024, in addition to shares received under the ASR program, we purchased approximately 53 million shares of our outstanding common stock for $2.4 billion, including an insignificant amount related to purchases initiated in September 2024 that settled in October 2024. In the nine months ended September 30, 2023, we purchased 30 million shares of our outstanding common stock for $1.1 billion.

Cruise Common Shares During the three and nine months ended September 30, 2024, GM Cruise Holdings LLC (Cruise Holdings) issued an insignificant amount of Class B Common Shares to net settle vested awards under Cruise's 2018 Employee Incentive Plan and to fund the payment of statutory tax withholding obligations resulting from the settlement or exercise of vested awards. The Class B Common Shares are classified as noncontrolling interests in our condensed consolidated financial statements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Foreign Currency Translation Adjustments
Balance at beginning of period	$(3,155)	$(2,693)	$(2,457)	$(2,776)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)(c)	274	(129)	(424)	(47)
Balance at end of period	$(2,881)	$(2,822)	$(2,881)	$(2,822)

Defined Benefit Plans
Balance at beginning of period	$(7,544)	$(4,930)	$(7,665)	$(4,851)
Other comprehensive income (loss) before reclassification adjustment, net of tax(a)(c)	(97)	70	(24)	(14)
Reclassification adjustment, net of tax(c)	27	7	76	13
Other comprehensive income (loss), net of tax(c)	(69)	77	52	(1)
Balance at end of period(d)	$(7,613)	$(4,853)	$(7,613)	$(4,853)
__________
(a)The noncontrolling interests were insignificant in the three and nine months ended September 30, 2024 and 2023.
(b)The reclassification adjustment was insignificant in the three and nine months ended September 30, 2024 and 2023.
(c)The income tax effect was insignificant in the three and nine months ended September 30, 2024 and 2023.
(d)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2023 Form 10-K for additional information.

Note 17. Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Basic earnings per share
Net income (loss) attributable to stockholders	$3,056	$3,064	$8,969	$8,026
Less: cumulative dividends on subsidiary preferred stock(a)	(27)	(26)	(55)	(80)
Net income (loss) attributable to common stockholders	$3,029	$3,038	$8,914	$7,946

Weighted-average common shares outstanding	1,116	1,372	1,136	1,384

Basic earnings per common share	$2.71	$2.21	$7.85	$5.74
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$3,029	$3,038	$8,914	$7,946

Weighted-average common shares outstanding – basic	1,116	1,372	1,136	1,384
Dilutive effect of awards under stock incentive plans	15	6	11	6
Weighted-average common shares outstanding – diluted	1,131	1,378	1,147	1,390

Diluted earnings per common share	$2.68	$2.20	$7.77	$5.72
Potentially dilutive securities(b)	6	14	6	14
__________
(a)Includes an insignificant amount in participating securities income from a subsidiary for the nine months ended September 30, 2024.
(b)Potentially dilutive securities attributable to outstanding stock options, Performance Stock Units and Restricted Stock Units (RSUs) at September 30, 2024 and outstanding stock options and RSUs at September 30, 2023, were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 18. Stock Incentive Plans

Cruise Stock Incentive Awards In the nine months ended September 30, 2024 and 2023, we conducted recurring tender offers and paid $214 million and $206 million in cash to purchase tendered Cruise Class B Common Shares. The final tender offer was completed in April 2024, after which, substantially all remaining outstanding unvested Cruise RSUs were exchanged by participants for unvested cash payment rights. The remaining outstanding Cruise RSUs are insignificant and are now presented in permanent equity. Total compensation expense related to Cruise Holdings' share-based awards was insignificant in the three and nine months ended September 30, 2024 and $199 million and $476 million in the three and nine months ended September 30, 2023.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following tables summarize key financial information by segment:

	At and For the Three Months Ended September 30, 2024
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$41,157	$3,517	$62		$44,735	$26	$4,031	$(36)	$48,757
Earnings (loss) before interest and taxes-adjusted	$3,982	$42	$(204)		$3,819	$(383)	$687	$(8)	$4,115
Adjustments(a)	$(340)	$(43)	$(34)		$(417)	$—	$—	$—	(417)
Automotive interest income									274
Automotive interest expense									(206)
Net income (loss) attributable to noncontrolling interests									(48)
Income (loss) before income taxes									3,717
Income tax benefit (expense)									(709)
Net income (loss)									3,008
Net loss (income) attributable to noncontrolling interests									48
Net income (loss) attributable to stockholders									$3,056

Equity in net assets of nonconsolidated affiliates	$3,894	$5,575	$—	$—	$9,469	$—	$1,570	$—	$11,039
Goodwill and intangibles	$1,996	$686	$—	$—	$2,682	$717	$1,346	$—	$4,745
Total assets	$169,036	$25,767	$45,160	$(86,689)	$153,275	$3,552	$135,918	$(3,457)	$289,289
Depreciation and amortization	$1,491	$131	$27	$—	$1,650	$6	$1,217	$—	$2,873
Impairment charges	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss)(b)	$309	$(132)	$—	$—	$177	$—	$10	$—	$187
__________
(a)    Consists of charges for strategic activities related to restructuring actions and Buick dealerships in GMNA, charges related to manufacturing operations wind down in GMI and headquarters relocation in Corporate.
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
__________
(a)    Consists of charges for strategic activities related to Buick dealerships and charges related to the voluntary separation program (VSP) in GMNA.
(b)    Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 to our condensed consolidated financial statements for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Nine Months Ended September 30, 2024
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$117,981	$9,897	$130		$128,007	$76	$11,761	$(105)	$139,740
Earnings (loss) before interest and taxes-adjusted	$12,254	$82	$(850)		$11,486	$(1,284)	$2,246	$(25)	$12,424
Adjustments(a)	$(511)	$(146)	$(34)		$(691)	$(583)	$—	$—	(1,274)
Automotive interest income									688
Automotive interest expense									(631)
Net income (loss) attributable to noncontrolling interests									(132)
Income (loss) before income taxes									11,076
Income tax benefit (expense)									(2,238)
Net income (loss)									8,837
Net loss (income) attributable to noncontrolling interests									132
Net income (loss) attributable to stockholders									$8,969

Depreciation and amortization	$4,415	$403	$53	$—	$4,871	$18	$3,662	$—	$8,551
Impairment charges	$—	$—	$—	$—	$—	$605	$—	$—	$605
Equity income (loss)(b)	$766	$(343)	$—	$—	$423	$—	$55	$—	$477
__________
(a)    Consists of charges for strategic activities related to restructuring actions and Buick dealerships in GMNA, charges related to manufacturing operations wind down in GMI, headquarters relocation in Corporate and charges related to Cruise restructuring.
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

Our financial performance continues to be driven by the strength of our vehicle portfolio including high margin full-size pickup trucks and SUVs, strong consumer demand for our products and the execution of our core business strategy. We remain focused on reducing fixed costs and maintaining pricing discipline. We are monitoring industry pricing pressures, changing interest rates, inflation, warranty claims and consumer demand trends. We continue to prioritize driving down costs and building scale in our EV portfolio to improve profitability. Cruise has also resumed certain on-road operations with a focused and more capital efficient operating plan.

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

For the year ending December 31, 2024, we expect Net income attributable to stockholders of between $10.4 billion and $11.1 billion, EBIT-adjusted of between $14.0 billion and $15.0 billion, EPS-diluted of between $9.14 and $9.64 and EPS-diluted-adjusted of between $10.00 and $10.50. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

The following table reconciles expected Net income attributable to stockholders under U.S. GAAP to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2024
Net income attributable to stockholders	$ 10.4-11.1
Income tax expense	2.4-2.7
Automotive interest income, net	(0.1)
Adjustments(a)	1.3
EBIT-adjusted	$ 14.0-15.0
__________
(a)Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within the MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles expected EPS-diluted under U.S. GAAP to expected EPS-diluted-adjusted:

Year Ending December 31, 2024
Diluted earnings per common share	$ 9.14-9.64
Adjustments(a)	0.86
EPS-diluted-adjusted	$ 10.00-10.50
__________
(a)Refer to the reconciliation of diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted within the MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

GMNA Industry sales in North America were 14.9 million units in the nine months ended September 30, 2024, representing an increase of 1.9% compared to the corresponding period in 2023. U.S. industry sales were 12.0 million units in the nine months ended September 30, 2024, representing an increase of 0.3% compared to the corresponding period in 2023.

Our total vehicle sales in the U.S., our largest market in North America, were 1.9 million units for market share of 16.2% in the nine months ended September 30, 2024, representing a decrease of 0.2 percentage points compared to the corresponding period in 2023.

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

GMI Industry sales in China were 18.1 million units in the nine months ended September 30, 2024, representing an increase of 2.3% compared to the corresponding period in 2023. Our total vehicle sales in China were 1.2 million units for market share of 6.8% in the nine months ended September 30, 2024, representing a decrease of 1.8 percentage points compared to the corresponding period in 2023. Our Automotive China JVs generated an equity loss of $0.3 billion in the nine months ended September 30, 2024, driven primarily by a decline in wholesale volumes amid intense competition in a market with significant excess capacity from both new market entrants and established competitors offering vehicles at lower prices. This intense price competition and an increasingly challenging regulatory environment related to emissions, fuel consumption and new energy vehicles continue to negatively impact the profitability of our operations in China. Additionally, we believe independent, Chinese automakers are expanding market share and prioritizing production volumes over profitability, with the ability to produce vehicles at costs well below foreign automakers, including our Automotive China JVs. These factors are impacting our China JVs’ ability to grow vehicle sales in China and our ability to generate sustainable equity income from our China JVs. As a result, we are working closely with our JV partners to restructure our operations in China and expect an updated business plan in the fourth quarter. We believe a material loss in value may exist on our interests in certain China JVs and the updated business plan will inform us as to whether any loss in value is other than temporary. If we conclude that the loss in value is other than temporary, we would be required to record a material, non-cash impairment charge in the fourth quarter of this year. The carrying amounts of our investments in the Automotive China JVs and GM Financial China JVs subject to the restructuring actions are $4.4 billion and $1.6 billion as of September 30, 2024.

Outside of China, industry sales were 19.0 million units in the nine months ended September 30, 2024, representing a decrease of 0.3% compared to the corresponding period in 2023. Our total vehicle sales outside of China were 0.7 million units for market share of 3.6% in the nine months ended September 30, 2024, representing a decrease of 0.3 percentage points compared to the corresponding period in 2023.

Cruise Cruise Holdings, our majority-owned subsidiary, is pursuing the development and commercialization of AV technology. In April 2024, Cruise AVs returned to public roads for manual driving operations following a voluntary pause that resulted from an October 2023 accident. Subsequently, Cruise has resumed limited driverless testing in Houston, Texas and supervised operations and manual driving in Houston and Dallas, Texas, and Phoenix, Arizona. We expect Cruise to return to driverless commercial AV operations based on safety and other criteria, but we have not yet determined the timing of such return.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

We also continue to engage with certain federal and state agencies, including the California Department of Motor Vehicles, the California Public Utilities Commission, NHTSA, the U.S. Department of Justice and the SEC, who have opened investigations or made inquiries to us and Cruise in connection with the October 2023 incident and are actively cooperating with all government regulators and agencies in connection with these matters. In September 2024, Cruise and NHTSA executed a Consent Order, which imposed a $1.5 million fine on Cruise and requires enhanced reporting and engagement with NHTSA for two years (with an optional third year at NHTSA’s discretion). GM is neither a party nor a signatory to the agreement. Refer to Part I, Item 1A. Risk Factors of our 2023 Form 10-K for a further discussion of the risks associated with our AV strategy.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy or range and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. government and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the nine months ended September 30, 2024, 27.0% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by automotive segment (vehicles in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
GMNA	893	86.4%	810	82.5%	2,588	87.1%	2,365	83.7%
GMI	140	13.6%	171	17.5%	383	12.9%	459	16.3%
Total	1,033	100.0%	981	100.0%	2,971	100.0%	2,824	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Nine Months Ended
	September 30, 2024			September 30, 2023			September 30, 2024			September 30, 2023
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	3,993	660	16.5%	4,091	674	16.5%	12,039	1,950	16.2%	12,001	1,970	16.4%
Other	987	130	13.2%	933	122	13.0%	2,887	376	13.0%	2,647	338	12.8%
Total North America	4,981	790	15.9%	5,025	796	15.8%	14,925	2,326	15.6%	14,648	2,308	15.8%
Asia/Pacific, Middle East and Africa
China(a)	6,602	426	6.5%	6,489	542	8.3%	18,141	1,240	6.8%	17,740	1,530	8.6%
Other	5,486	150	2.7%	5,547	159	2.9%	16,168	382	2.4%	16,363	410	2.5%
Total Asia/Pacific, Middle East and Africa	12,088	576	4.8%	12,036	701	5.8%	34,309	1,622	4.7%	34,103	1,940	5.7%
South America
Brazil	715	82	11.4%	631	87	13.8%	1,858	223	12.0%	1,628	236	14.5%
Other	363	28	7.7%	354	33	9.3%	989	82	8.3%	1,081	98	9.1%
Total South America	1,078	110	10.2%	985	120	12.2%	2,847	305	10.7%	2,709	334	12.3%
Total in GM markets	18,146	1,475	8.1%	18,046	1,617	9.0%	52,081	4,253	8.2%	51,460	4,582	8.9%
Total Europe	3,770	1	—%	4,012	1	—%	12,623	2	—%	12,414	2	—%
Total Worldwide(b)	21,916	1,476	6.7%	22,057	1,618	7.3%	64,704	4,255	6.6%	63,874	4,584	7.2%
United States
Cars	723	38	5.3%	791	55	7.0%	2,205	141	6.4%	2,334	183	7.9%
Trucks	1,099	337	30.7%	1,083	343	31.7%	3,152	987	31.3%	3,212	982	30.6%
Crossovers	2,172	284	13.1%	2,217	276	12.4%	6,682	822	12.3%	6,455	804	12.5%
Total United States	3,993	660	16.5%	4,091	674	16.5%	12,039	1,950	16.2%	12,001	1,970	16.4%
China(a)
SGMS		98			246			372			659
SGMW		329			296			868			871
Total China	6,602	426	6.5%	6,489	542	8.3%	18,141	1,240	6.8%	17,740	1,530	8.6%
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

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
GMNA	127	165	447	538
GMI	109	130	275	338
Total fleet sales	236	295	722	876

Fleet sales as a percentage of total vehicle sales	16.0%	18.2%	17.0%	19.1%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's penetration of our retail sales in the U.S. was 39% in the nine months ended September 30, 2024 and 43% in the corresponding period in 2023. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America decreased to 80% in the nine months ended September 30, 2024 from 82% in the corresponding period in 2023. In the nine months ended September 30, 2024, GM Financial's revenue consisted of leased vehicle income of 46%, retail finance charge income of 40% and commercial finance charge income of 8%.

GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Gains on terminations of leased vehicles of $0.2 billion and $0.6 billion were included in GM Financial interest, operating and other expenses for the three and nine months ended September 30, 2024, compared to gains of $0.2 billion and $0.7 billion in the corresponding periods in 2023. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	September 30, 2024			December 31, 2023
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$12,937	625	67.2%	$12,830	648	67.5%
Trucks	7,303	220	23.6%	6,793	210	21.9%
SUVs	2,162	53	5.7%	2,304	58	6.0%
Cars	599	32	3.5%	734	44	4.6%
Total	$23,001	930	100.0%	$22,661	960	100.0%

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

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2024	September 30, 2023			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$41,157	$36,106	$5,051	14.0%	$3.3	$1.1	$0.9	$(0.3)
GMI	3,517	4,330	(813)	(18.8)%	$(0.7)	$0.1	$0.1	$(0.4)
Corporate	62	67	(5)	(7.5)%		$—		$—
Automotive	44,735	40,503	4,232	10.4%	$2.7	$1.2	$1.0	$(0.6)
Cruise	26	25	1	4.0%		$—		$—
GM Financial	4,031	3,641	390	10.7%				$0.4
Eliminations/reclassifications	(36)	(38)	2	5.3%		$—		$—
Total net sales and revenue	$48,757	$44,131	$4,626	10.5%	$2.7	$1.2	$1.0	$(0.3)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2024	September 30, 2023			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$117,981	$106,214	$11,767	11.1%	$9.0	$1.8	$1.0	$—
GMI	9,897	12,011	(2,114)	(17.6)%	$(1.6)	$0.1	$0.1	$(0.7)
Corporate	130	177	(47)	(26.6)%		$—		$—
Automotive	128,007	118,403	9,604	8.1%	$7.3	$1.8	$1.1	$(0.7)
Cruise	76	76	—	—%		$—		$—
GM Financial	11,761	10,482	1,279	12.2%				$1.3
Eliminations/reclassifications	(105)	(98)	(7)	(7.1)%		$—		$—
Total net sales and revenue	$139,740	$128,863	$10,877	8.4%	$7.3	$1.8	$1.1	$0.6

Refer to the regional sections of this MD&A for additional information on Volume, Mix, Price and Other.

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2024	September 30, 2023			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$35,541	$31,045	$(4,496)	(14.5)%	$(2.3)	$(1.7)	$(0.6)	$0.1
GMI	3,173	3,966	793	20.0%	$0.5	$(0.1)	$0.1	$0.2
Corporate	55	130	75	57.7%		$—	$0.1	$—
Cruise	240	706	466	66.0%		$—	$0.5
Eliminations	(1)	(5)	(4)	(80.0)%		$—	$—
Total automotive and other cost of sales	$39,007	$35,842	$(3,165)	(8.8)%	$(1.8)	$(1.8)	$0.1	$0.3

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2024	September 30, 2023			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$100,858	$91,889	$(8,969)	(9.8)%	$(6.2)	$(3.5)	$0.9	$(0.2)
GMI	8,996	10,704	1,708	16.0%	$1.3	$—	$0.1	$0.3
Corporate	103	325	222	68.3%		$—	$0.3	$—
Cruise	1,662	1,811	149	8.2%		$—	$0.1
Eliminations	(2)	(7)	(5)	(71.4)%		$—	$—
Total automotive and other cost of sales	$111,618	$104,721	$(6,897)	(6.6)%	$(5.0)	$(3.5)	$1.4	$0.1

In the three months ended September 30, 2024, decreased Cost was primarily due to: (1) decreased inventory adjustments of $0.6 billion, primarily EV-related, to reflect the net realizable value at period end; (2) decreased engineering costs of $0.3 billion, driven primarily by lower AV engineering costs; and (3) increased equity earnings related to Ultium Cells Holdings LLC of $0.2 billion; partially offset by (4) increased campaigns and other warranty-related costs of $0.7 billion; and (5) increased manufacturing costs of $0.2 billion. In the three months ended September 30, 2024, favorable Other was primarily due to net foreign currency changes in the Brazilian real and other currencies.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2024, decreased Cost was primarily due to: (1) decreased inventory adjustments of $1.0 billion, primarily EV-related, to reflect the net realizable value at period end; (2) the absence of charges related to the VSP of $0.7 billion; (3) increased equity earnings related to Ultium Cells Holdings LLC of $0.6 billion; (4) decreased engineering costs of $0.3 billion, driven primarily by $0.7 billion decrease in AV engineering costs offset by $0.4 billion increase in Automotive engineering costs; and (5) decreased material and freight costs of $0.2 billion; partially offset by (6) charges related to Cruise restructuring of $0.6 billion; (7) increased information technology and manufacturing costs of $0.4 billion; and (8) charges related to restructuring actions in GMI and GMNA of $0.2 billion. In the nine months ended September 30, 2024, favorable Other was primarily due to net foreign currency changes in the Mexican peso and the Brazilian real.

Refer to the regional sections of this MD&A for additional information on Volume and Mix.

Automotive and Other Selling, General and Administrative Expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2024	September 30, 2023		%	September 30, 2024	September 30, 2023		%
Automotive and other selling, general and administrative expense	$2,745	$2,344	$(401)	(17.1)%	$7,292	$7,449	$157	2.1%

In the three months ended September 30, 2024, Automotive and other selling, general and administrative expense increased primarily due to: (1) increased advertising, selling and administrative costs of $0.2 billion; and (2) charges related to restructuring actions primarily in GMNA of $0.1 billion.

In the nine months ended September 30, 2024, Automotive and other selling, general and administrative expense decreased primarily due to the absence of charges related to the VSP of $0.2 billion.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2024	September 30, 2023		%	September 30, 2024	September 30, 2023		%
Interest income and other non-operating income, net	$394	$453	$(59)	(13.0)%	$756	$1,219	$(463)	(38.0)%

In the three months ended September 30, 2024, Interest income and other non-operating income, net decreased primarily due to several insignificant items.

In the nine months ended September 30, 2024, Interest income and other non-operating income, net decreased primarily due to: (1) $0.2 billion in losses related to revaluation of investments; (2) $0.1 billion decrease in non-service pension and OPEB income; and (3) $0.1 billion decrease in interest income.

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2024	September 30, 2023		%	September 30, 2024	September 30, 2023		%
Income tax expense	$709	$470	$(239)	(50.9)%	$2,238	$1,421	$(817)	(57.5)%

In the three months ended September 30, 2024, Income tax expense increased primarily due to a higher effective tax rate.

In the nine months ended September 30, 2024, Income tax expense increased primarily due to a higher effective tax rate and higher pre-tax income.

For the three and nine months ended September 30, 2024, our effective tax rate-adjusted (ETR-adjusted) was 19.5% and 20.4%. We expect our adjusted effective tax rate to be between 19% and 20% for the year ending December 31, 2024.

Refer to Note 14 to our condensed consolidated financial statements for additional information related to Income tax expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2024	September 30, 2023			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$41,157	$36,106	$5,051	14.0%	$3.3	$1.1	$0.9		$(0.3)
EBIT-adjusted	$3,982	$3,526	$456	12.9%	$1.0	$(0.6)	$0.9	$(0.7)	$(0.1)
EBIT-adjusted margin	9.7%	9.8%	(0.1)%
	(Vehicles in thousands)
Wholesale vehicle sales	893	810	83	10.2%

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2024	September 30, 2023			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$117,981	$106,214	$11,767	11.1%	$9.0	$1.8	$1.0		$—
EBIT-adjusted	$12,254	$10,295	$1,959	19.0%	$2.7	$(1.7)	$1.0	$0.4	$(0.4)
EBIT-adjusted margin	10.4%	9.7%	0.7%
	(Vehicles in thousands)
Wholesale vehicle sales	2,588	2,365	223	9.4%

GMNA Total Net Sales and Revenue In the three months ended September 30, 2024, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes due to increased sales of full-size pickup trucks, mid-size pickup trucks and other vehicles; (2) favorable Mix due to increased sales of full-size SUVs, full-size pickup trucks and decreased sales of passenger cars; and (3) favorable Price as a result of stable dealer inventory levels and strong demand for our products; partially offset by (4) unfavorable Other due to net foreign currency changes primarily in the Mexican peso.

In the nine months ended September 30, 2024, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes due to increased sales of full-size pickup trucks, mid-size pickup trucks, crossover vehicles and other vehicles, partially offset by decreased sales of passenger cars; (2) favorable Mix due to increased sales of full-size pickup trucks and full-size SUVs, partially offset by increased sales of crossover vehicles; and (3) favorable Price as a result of stable dealer inventory levels and strong demand for our products.

GMNA EBIT-Adjusted In the three months ended September 30, 2024, EBIT-adjusted increased primarily due to: (1) increased net wholesale volumes; and (2) favorable Price; partially offset by (3) unfavorable Cost primarily due to increased campaigns and other warranty-related costs of $0.7 billion and increased manufacturing, engineering, advertising, selling and administrative costs of $0.7 billion, partially offset by decreased inventory adjustments of $0.5 billion, primarily EV-related, to reflect the net realizable value at period end and increased equity earnings related to Ultium Cells Holdings LLC of $0.2 billion; and (4) unfavorable Mix due to increased sales of EVs.

In the nine months ended September 30, 2024, EBIT-adjusted increased primarily due to: (1) increased net wholesale volumes; (2) favorable Price; and (3) favorable Cost primarily due to decreased inventory adjustments of $0.9 billion, primarily EV-related, to reflect the net realizable value at period end, increased equity earnings related to Ultium Cells Holdings LLC of $0.6 billion and decreased material and freight costs of $0.3 billion, partially offset by increased engineering costs of $0.4 billion, increased manufacturing costs of $0.4 billion, increased information technology costs of $0.2 billion and other cost of sales and several insignificant items of $0.5 billion; partially offset by (4) unfavorable Mix due to increased sales of crossover vehicles and mid-size pickup trucks; and (5) unfavorable Other due to net foreign currency changes primarily in the Mexican peso.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM International

	Three Months Ended		Favorable/ (Unfavorable)		Variance Due To
	September 30, 2024	September 30, 2023		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$3,517	$4,330	$(813)	(18.8)%	$(0.7)	$0.1	$0.1		$(0.4)
EBIT-adjusted	$42	$357	$(315)	(88.2)%	$(0.1)	$—	$0.1	$—	$(0.4)
EBIT-adjusted margin	1.2%	8.2%	(7.0)%
Equity income (loss) — Automotive China	$(137)	$192	$(329)	n.m.
EBIT-adjusted — excluding Equity income (loss)	$179	$165	$14	8.5%
	(Vehicles in thousands)
Wholesale vehicle sales	140	171	(31)	(18.1)%
__________
n.m. = not meaningful

	Nine Months Ended		Favorable/ (Unfavorable)		Variance Due To
	September 30, 2024	September 30, 2023		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$9,897	$12,011	$(2,114)	(17.6)%	$(1.6)	$0.1	$0.1		$(0.7)
EBIT-adjusted	$82	$940	$(858)	(91.3)%	$(0.4)	$—	$0.1	$—	$(0.7)
EBIT-adjusted margin	0.8%	7.8%	(7.0)%
Equity income (loss) — Automotive China	$(347)	$353	$(700)	n.m.
EBIT-adjusted — excluding Equity income (loss)	$429	$588	$(159)	(27.0)%
	(Vehicles in thousands)
Wholesale vehicle sales	383	459	(76)	(16.6)%
__________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income (loss), which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the three months ended September 30, 2024, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes in South America and in Asia/Pacific primarily due to decreased sales of passenger cars and crossover vehicles; and (2) unfavorable Other primarily due to decreased components sales and the net foreign currency change in the Brazilian real and Egyptian pound; partially offset by (3) favorable pricing across multiple vehicle lines in Brazil, Argentina and Egypt; and (4) favorable Mix primarily in Brazil.

In the nine months ended September 30, 2024, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes in South America, in Asia/Pacific and in the Middle East primarily due to decreased sales of crossover vehicles and passenger cars; and (2) unfavorable Other primarily due to decreased components sales and the net foreign currency change in the Brazilian real and Egyptian pound; partially offset by (3) favorable pricing across multiple vehicle lines in Brazil and Egypt; and (4) favorable Mix primarily in Brazil.

GMI EBIT-Adjusted In the three months ended September 30, 2024, EBIT-adjusted decreased primarily due to: (1) unfavorable Other primarily due to decreased Automotive China equity income (loss); and (2) decreased net wholesale volumes; partially offset by (3) favorable Price.

In the nine months ended September 30, 2024, EBIT-adjusted decreased primarily due to: (1) unfavorable Other primarily due to decreased Automotive China equity income (loss); and (2) decreased net wholesale volumes; partially offset by (3) favorable Price.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Wholesale vehicle sales, including vehicles exported to markets outside of China	372	590	1,117	1,582
Total net sales and revenue	$4,480	$7,858	$13,268	$21,817
Net income (loss)	$(282)	$485	$(724)	$904

Cruise

	Three Months Ended		Favorable/ (Unfavorable)	%	Nine Months Ended		Favorable/ (Unfavorable)	%
	September 30, 2024	September 30, 2023			September 30, 2024	September 30, 2023
Total net sales and revenue(a)	$26	$25	$1	4.0%	$76	$76	$—	—%
EBIT (loss)-adjusted	$(383)	$(732)	$349	47.7%	$(1,284)	$(1,904)	$620	32.6%
__________
(a)Primarily reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three and nine months ended September 30, 2024 and 2023.

Cruise EBIT (Loss)-Adjusted In the three and nine months ended September 30, 2024, EBIT (loss)-adjusted decreased primarily due to the restructuring actions taken in the three months ended December 31, 2023 that resulted in a decrease in development costs associated with Cruise's refocused operating strategy.

GM Financial

	Three Months Ended		Increase/ (Decrease)	%	Nine Months Ended		Increase/ (Decrease)	%
	September 30, 2024	September 30, 2023			September 30, 2024	September 30, 2023
Total revenue	$4,031	$3,641	$390	10.7%	$11,761	$10,482	$1,279	12.2%
Provision for loan losses	$298	$235	$63	26.8%	$676	$533	$143	26.8%
EBT-adjusted	$687	$741	$(54)	(7.3)%	$2,246	$2,278	$(32)	(1.4)%
Average debt outstanding (dollars in billions)	$110.4	$101.9	$8.5	8.3%	$107.8	$99.5	$8.3	8.3%
Effective rate of interest paid	5.6%	4.8%	0.8%		5.5%	4.5%	1.0%

GM Financial Revenue In the three months ended September 30, 2024, total revenue increased primarily due to increased finance charge income of $0.3 billion primarily due to an increase in the effective yield resulting from higher average interest rates on new loans and growth in the size of the portfolio.

In the nine months ended September 30, 2024, total revenue increased primarily due to: (1) increased finance charge income of $1.1 billion primarily due to an increase in the effective yield resulting from higher average interest rates on new loans and growth in the size of the portfolio; and (2) increased investment income of $0.1 billion primarily due to an increase in the average investment balance.

GM Financial EBT-Adjusted In the three months ended September 30, 2024, EBT-adjusted decreased primarily due to: (1) increased interest expense of $0.3 billion primarily due to an increased effective rate of interest on debt, resulting from higher benchmark interest rates on new issuances relative to maturing debt, as well as an increase in average debt outstanding; and (2) increased provision for loan losses of $0.1 billion primarily due to moderating credit performance; partially offset by (3) increased finance charge income of $0.3 billion primarily due to an increase in the effective yield resulting from higher average interest rates on new loans and growth in the size of the portfolio.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2024, EBT-adjusted decreased primarily due to: (1) increased interest expense of $1.1 billion primarily due to an increased effective rate of interest on debt, resulting from higher benchmark interest rates on new issuances relative to maturing debt, as well as an increase in average debt outstanding; and (2) increased provision for loan losses of $0.1 billion primarily due to moderating credit performance and recovery rates; partially offset by (3) increased finance charge income of $1.1 billion primarily due to an increase in the effective yield resulting from higher average interest rates on new loans and growth in the size of the portfolio; and (4) increased investment income of $0.1 billion primarily due to an increase in the average investment balance.

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

Our known current material uses of cash include, among other possible demands: (1) capital spending and our investments in our battery cell manufacturing joint ventures of approximately $10.5 billion to $11.5 billion in 2024; (2) payments for engineering and product development activities, including investing in the development and commercialization of AV technology by Cruise; (3) payments associated with previously announced vehicle recalls and any other recall-related contingencies; (4) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (5) dividend payments on our common stock that are declared by our Board of Directors; (6) payments to purchase shares of our common stock authorized by our Board of Directors; and (7) payments of emissions-related compliance costs. Our material future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on the three objectives of our capital allocation program: (1) grow our business at an average target return on invested capital-adjusted (ROIC-adjusted) rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18.0 billion; and (3) after the first two objectives are met, return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors not less than once annually.

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

In November 2023, our Board of Directors increased the capacity under our previously announced share repurchase program by $10.0 billion to an aggregate of $11.4 billion and approved a $10.0 billion ASR program. In December 2023, pursuant to the agreements entered into in connection with the ASR, we advanced $10.0 billion and received approximately 215 million shares of common stock with a value of $6.8 billion, which were immediately retired. In March 2024, upon the first settlement of the transactions contemplated under the ASR Agreements, we received approximately 4 million additional shares, which were immediately retired. The final number of shares ultimately to be purchased will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. Upon final settlement, we may receive additional shares of common stock, or, under certain circumstances, we may be required to deliver shares of common stock or to make a cash payment, at our election. The final settlement of the transactions contemplated under the ASR Agreements is expected to occur in the three months ending December 31, 2024.

In June 2024, our Board of Directors approved a new share repurchase authorization to repurchase up to an additional $6.0 billion of our outstanding common stock.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2024, in addition to shares received under the ASR program, we purchased approximately 53 million shares of our outstanding common stock for $2.4 billion, including an insignificant amount related to purchases initiated in September 2024 that settled in October 2024. We have $5.0 billion in capacity remaining under our share repurchase program as of September 30, 2024, with no expiration date.

In the nine months ended September 30, 2024, we paid dividends of $0.4 billion to holders of our common stock.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $14.1 billion at September 30, 2024, which consisted of two credit facilities, and $17.1 billion at December 31, 2023, which consisted of three credit facilities. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use of GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.5 billion and $0.7 billion at September 30, 2024 and December 31, 2023.

If available capacity permits, GM Financial continues to have access to our automotive credit facilities. GM Financial did not have borrowings outstanding against any of these facilities at September 30, 2024 and December 31, 2023. We had intercompany loans from GM Financial of $0.2 billion at September 30, 2024 and December 31, 2023, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at September 30, 2024 and December 31, 2023. Refer to Note 4 to our condensed consolidated financial statements for additional information.

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of September 30, 2024 and determined we are in compliance and expect to remain in compliance in the future.

GM Financial's Board of Directors declared and paid dividends of $1.4 billion on its common stock in the nine months ended September 30, 2024. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes our Automotive available liquidity (dollars in billions):

	September 30, 2024	December 31, 2023
Automotive cash and cash equivalents	$18.2	$12.2
Marketable debt securities	8.5	7.6
Automotive cash, cash equivalents and marketable debt securities	26.6	19.8
Available under credit facilities(a)	13.6	16.4
Total Automotive available liquidity	$40.2	$36.3
__________
(a)We had letters of credit outstanding under our sub-facility of $0.5 billion and $0.7 billion at September 30, 2024 and December 31, 2023.

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Nine Months Ended September 30, 2024
Operating cash flow	$19.2
Capital expenditures	(7.5)
Dividends paid and payments to purchase common stock	(2.8)
GM investment in Cruise	(1.3)
Investment in Ultium Cells Holdings LLC	(0.7)
Decrease in available credit facilities	(2.9)
Other non-operating	(0.2)
Total change in automotive available liquidity	$3.9

Automotive Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023
Operating Activities
Net income	$8.9	$7.5	$1.4
Depreciation, amortization and impairment charges	4.9	5.0	(0.1)
Pension and OPEB activities	(0.8)	(0.7)	(0.1)
Working capital	1.0	(1.2)	2.2
Accrued and other liabilities and income taxes	4.2	4.4	(0.2)
Other(a)	0.9	1.2	(0.3)
Net automotive cash provided by (used in) operating activities(b)	$19.2	$16.1	$3.1
__________
(a)Includes $1.4 billion in dividends received from GM Financial in the nine months ended September 30, 2024 and 2023; partially offset by changes in other assets and liabilities in the nine months ended September 30, 2024 and 2023.
(b)Includes $6.7 billion and $2.4 billion in the nine months ended September 30, 2024 and 2023, which are eliminated within the condensed consolidated statements of cash flows. Amounts eliminated primarily relate to purchases of, and collections on, wholesale finance receivables provided by GM Financial to our dealers and dividends issued by GM Financial to us.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023
Investing Activities
Capital expenditures	$(7.5)	$(7.1)	$(0.4)
Acquisitions and liquidations of marketable securities, net	(0.7)	1.5	(2.2)
Other(a)	(2.0)	(1.5)	(0.5)
Net automotive cash provided by (used in) investing activities(b)	$(10.2)	$(7.1)	$(3.1)
__________
(a)Includes $1.3 billion investment in Cruise which is inclusive of a $0.9 billion convertible note issued by Cruise to us in the nine months ended September 30, 2024 and $0.4 billion investment in Cruise in the nine months ended September 30, 2023; $0.7 billion of GM's investment in Ultium Cells Holdings LLC in the nine months ended September 30, 2024 and 2023; and a $0.3 billion investment in Lithium Americas in the nine months ended September 30, 2023.
(b)Includes $1.3 billion investment in Cruise which is inclusive of a $0.9 billion convertible note issued by Cruise to us in the nine months ended September 30, 2024 and $0.4 billion investment in Cruise in the nine months ended September 30, 2023 which are eliminated within the condensed consolidated statements of cash flows.

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023
Financing Activities
Net proceeds (payments) from short-term debt	$—	$(1.3)	$1.3
Other(a)	(3.0)	(1.9)	(1.1)
Net automotive cash provided by (used in) financing activities(b)	$(2.9)	$(3.1)	$0.2
__________
(a)Includes $2.4 billion and $1.1 billion for payments to purchase common stock in the nine months ended September 30, 2024 and 2023; and $0.4 billion for dividends paid in the nine months ended September 30, 2024 and 2023.
(b)Includes $0.3 billion of intercompany loans due to GM Financial in the nine months ended September 30, 2023 which are eliminated within the condensed consolidated statements of cash flows.

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the nine months ended September 30, 2024, net automotive cash provided by operating activities under U.S. GAAP was $19.2 billion, capital expenditures were $7.5 billion and adjustments for management actions were $0.5 billion.

In the nine months ended September 30, 2023, net automotive cash provided by operating activities under U.S. GAAP was $16.1 billion, capital expenditures were $7.1 billion and adjustments for management actions related to Buick dealer strategy and employee separation costs were $1.3 billion.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investors Service and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. As of October 15, 2024, all credit ratings remained unchanged since December 31, 2023.

Cruise Liquidity Cruise available liquidity of $0.7 billion and $1.3 billion at September 30, 2024 and December 31, 2023 consists primarily of cash and cash equivalents. In June 2024, Cruise issued to us a convertible note in the amount of $0.9 billion. This note is convertible into certain Cruise equity interests. Cruise available liquidity excludes a multi-year credit agreement with GM Financial whereby Cruise may borrow a remaining aggregate amount of $3.4 billion through 2024 to fund the purchase of AVs from GM. At September 30, 2024, Cruise had total borrowings of $0.4 billion with GM Financial under this credit agreement. This also excludes a multi-year framework agreement with us whereby Cruise can defer payments until June 2028 on up to $0.8 billion of invoices, which are related to engineering and capital spending incurred by us on behalf of Cruise, and an agreement with us whereby Cruise can defer reimbursing us for amounts we paid related to its restructuring actions that commenced in October 2023. Refer to Note 15 to our condensed consolidated financial statements for additional information related to Cruise's restructuring actions. At September 30, 2024, Cruise deferred $1.2 billion under these agreements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the changes in Cruise's available liquidity (dollars in billions):

Nine Months Ended September 30, 2024
Operating cash flow	$(1.8)
GM investment in GM Cruise	1.3
Other non-operating	(0.1)
Total change in Cruise available liquidity	$(0.6)

Cruise Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023
Net cash provided by (used in) operating activities	$(1.8)	$(1.4)	$(0.3)
Net cash provided by (used in) investing activities	$—	$1.2	$(1.2)
Net cash provided by (used in) financing activities(a)	$1.1	$0.3	$0.8
__________
(a)Includes $1.3 billion investment in Cruise which is inclusive of a $0.9 billion convertible note issued by Cruise to us in the nine months ended September 30, 2024 and $0.4 billion investment in Cruise in the nine months ended September 30, 2023 which are eliminated within the condensed consolidated statements of cash flows.

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

The following table summarizes GM Financial's available liquidity (dollars in billions):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$4.9	$5.3
Borrowing capacity on unpledged eligible assets	25.7	21.9
Borrowing capacity on committed unsecured lines of credit	0.7	0.7
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$33.3	$29.9

GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity. At September 30, 2024, available liquidity exceeded GM Financial's liquidity targets.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at September 30, 2024 and December 31, 2023. Refer to the "Automotive Liquidity" section of this MD&A for additional details.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At September 30, 2024, secured, committed unsecured and uncommitted unsecured credit facilities totaled $27.2 billion, $0.7 billion and $2.0 billion with advances outstanding of $1.3 billion, an insignificant amount and $2.0 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023
Net cash provided by (used in) operating activities	$5.1	$4.9	$0.2
Net cash provided by (used in) investing activities(a)	$(10.3)	$(7.9)	$(2.4)
Net cash provided by (used in) financing activities(b)	$4.7	$4.1	$0.6
__________
(a)Includes $5.3 billion and $1.0 billion in the nine months ended September 30, 2024 and 2023 primarily driven by purchases of, and collections on, wholesale finance receivables and $0.3 billion of intercompany loans due from GM in the nine months ended September 30, 2023 which are eliminated within the condensed consolidated statements of cash flows.
(b)Includes $1.4 billion in the nine months ended September 30, 2024 and 2023 for dividends to GM which are eliminated within the condensed consolidated statements of cash flows.

In the nine months ended September 30, 2024, Net cash provided by operating activities increased primarily due to an increase in finance charge income and a net decrease in cash used by counterparty derivative collateral posting activities, partially offset by an increase in interest paid.

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

EPS-diluted-adjusted (Most comparable GAAP measure: Diluted earnings per common share) EPS-diluted-adjusted is used by management and can be used by investors to review our consolidated diluted EPS results on a consistent basis. EPS-diluted-

GENERAL MOTORS COMPANY AND SUBSIDIARIES

adjusted is calculated as net income attributable to common stockholders-diluted less adjustments noted above for EBIT-adjusted and certain income tax adjustments divided by weighted-average common shares outstanding-diluted. Examples of income tax adjustments include the establishment or release of significant deferred tax asset valuation allowances.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted:

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,
	2024	2023	2024	2023	2024	2023	2023	2022
Net income attributable to stockholders	$3,056	$3,064	$2,933	$2,566	$2,980	$2,395	$2,102	$1,999
Income tax expense (benefit)	709	470	767	522	762	428	(857)	580
Automotive interest expense	206	229	206	226	219	234	222	267
Automotive interest income	(274)	(322)	(229)	(251)	(186)	(229)	(308)	(215)
Adjustments
Restructuring actions(a)	190	—	—	—	—	—	—	—
Buick dealer strategy(b)	150	93	75	246	96	99	131	511
GMI plant wind down(c)	43	—	103	—	—	—	—	—
Headquarters relocation(d)	34	—	—	—	—	—	—	—
Cruise restructuring(e)	—	—	583	—	—	—	478	—
Voluntary separation program(f)	—	30	—	—	—	875	130	—
GM Korea wage litigation(g)	—	—	—	(76)	—	—	(30)	—
India asset sales(h)	—	—	—	—	—	—	(111)	—
Russia exit(i)	—	—	—	—	—	—	—	657
Total adjustments	417	123	761	170	96	974	598	1,168
EBIT-adjusted	$4,115	$3,564	$4,438	$3,234	$3,871	$3,803	$1,757	$3,799
__________
(a)These adjustments were excluded because they relate to employee separation charges primarily in North America.
(b)These adjustments were excluded because they relate to strategic activities to transition certain Buick dealers out of our dealer network as part of Buick’s EV strategy.
(c)These adjustments were excluded because they relate to the wind down of our manufacturing operations in Colombia and Ecuador.
(d)These adjustments were excluded because they relate to the GM headquarters relocation, primarily consisting of accelerated depreciation.
(e)These adjustments were excluded because they relate to restructuring costs resulting from Cruise voluntarily pausing its driverless, supervised and manual AV operations in the U.S. and the indefinite delay of the Cruise Origin. The adjustments primarily consist of non-cash restructuring charges, supplier related charges and employee separation charges.
(f)These adjustments were excluded because they relate to the acceleration of attrition as part of the cost reduction program announced in January 2023, primarily in the U.S.
(g)These adjustments were excluded because they relate to the partial resolution of subcontractor matters in Korea.
(h)These adjustments were excluded because they relate to an asset sale resulting from our strategic decision in 2020 to exit India.
(i)This adjustment was excluded because it relates to the shutdown of our Russia business including the write off of our net investment and release of accumulated translation losses into earnings.

The following table reconciles diluted earnings per common share under U.S. GAAP to EPS-diluted-adjusted:

	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$3,029	$2.68	$3,038	$2.20	$8,914	$7.77	$7,946	$5.72
Adjustments(a)	417	0.37	123	0.09	1,274	1.11	1,267	0.91
Tax effect on adjustments(b)	(96)	(0.08)	(25)	(0.02)	(290)	(0.25)	(324)	(0.23)
EPS-diluted-adjusted	$3,350	$2.96	$3,136	$2.28	$9,898	$8.63	$8,889	$6.40
__________
(a)Refer to the reconciliation of Net income attributable to stockholders under U.S. GAAP to EBIT-adjusted within this section of MD&A for the details of each individual adjustment.
(b)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles our effective tax rate under U.S. GAAP to ETR-adjusted:

	Three Months Ended						Nine Months Ended
	September 30, 2024			September 30, 2023			September 30, 2024			September 30, 2023
	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate
Effective tax rate	$3,717	$709	19.1%	$3,464	$470	13.6%	$11,076	$2,238	20.2%	$9,267	$1,421	15.3%
Adjustments(a)	418	96		123	25		1,342	290		1,267	324
ETR-adjusted	$4,135	$805	19.5%	$3,587	$495	13.8%	$12,418	$2,528	20.4%	$10,534	$1,745	16.6%
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

We define return on equity (ROE) as Net income attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	September 30, 2024	September 30, 2023
Net income attributable to stockholders	$11.1	$10.0
Average equity(a)	$69.5	$72.8
ROE	15.9%	13.8%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income attributable to stockholders.

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	September 30, 2024	September 30, 2023
EBIT-adjusted(a)	$14.2	$14.4
Average equity(b)	$69.5	$72.8
Add: Average automotive debt and interest liabilities (excluding finance leases)	16.3	16.6
Add: Average automotive net pension & OPEB liability	9.8	7.5
Less: Average automotive and other net income tax asset	(22.7)	(20.5)
ROIC-adjusted average net assets	$73.0	$76.4
ROIC-adjusted	19.4%	18.9%
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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2024 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended September 30, 2024:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share (b)(c)	Total Number of Shares Purchased Under Announced Programs(b)(d)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs(b)(d)
July 1, 2024 through July 31, 2024	4,300,237	$44.81	4,270,694	$5.8 billion
August 1, 2024 through August 31, 2024	12,572,293	$44.37	12,572,163	$5.3 billion
September 1, 2024 through September 30, 2024	6,046,252	$47.33	6,046,252	$5.0 billion
Total	22,918,782	$45.24	22,889,109
__________
(a)Shares purchased include shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs relating to compensation plans. Refer to our 2023 Form 10-K for additional details on employee stock incentive plans.
(b)During the three months ended December 31, 2023, we entered into the ASR Agreements to repurchase an aggregate $10.0 billion of common stock, and we received and immediately retired approximately 215 million shares of our common stock (68% of the $10.0 billion aggregate purchase price calculated on the basis of a price of $31.60 per share, the closing share price of our common stock on November 29, 2023). In March 2024, upon the first settlement of the transactions contemplated under the ASR Agreements, we received approximately 4 million additional shares of our common stock, which were immediately retired. There were no settlements under the ASR Agreements in the three months ended June 30, 2024 or September 30, 2024. The final number of shares ultimately to be purchased, and the average price paid per share, will be determined at the final settlement of the ASR Agreements and will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. The final settlement of the transactions contemplated under the ASR Agreements in connection with the ASR program is expected to occur in the three months ending December 31, 2024.
(c)The weighted-average price paid per share excludes broker commissions.
(d)In November 2023, our Board of Directors increased the capacity under the share repurchase program by $10.0 billion to an aggregate of $11.4 billion and approved the $10.0 billion ASR program. In June 2024, our Board of Directors approved a new share repurchase authorization to repurchase up to an additional $6.0 billion of our outstanding common stock. At September 30, 2024, we had $5.0 billion in capacity remaining under the share repurchase program, with no expiration date.

*  *  *  *  *  *  *

Item 5. Other Information

During the three months ended September 30, 2024, Craig Glidden, Executive Vice President and Strategic Advisor, adopted a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K, on August 19, 2024, to sell up to 141,005 shares of GM common stock and up to 331,561 shares of GM common stock issuable upon exercise of vested options between November 18, 2024 and February 14, 2025, subject to certain conditions.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
3.1
Restated Certificate of Incorporation of General Motors Company dated December 7, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference
3.2
General Motors Company Amended and Restated Bylaws, as amended October 4, 2024, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed October 9, 2024
Incorporated by Reference
10.1*	Amended Senior Advisor Consulting Agreement between General Motors LLC and Michael Abbott	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
__________
* Management contracts or compensatory plans and arrangements.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	October 22, 2024