Form 10-Q
period 2025-03-31
General Motors Co
filed 2025-05-01
CIK 1467858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 15, 2025 there were 961,434,742 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net sales and revenue
Automotive	$39,861	$39,212
GM Financial	4,159	3,802
Total net sales and revenue (Note 2)	44,020	43,014
Costs and expenses
Automotive and other cost of sales	35,191	33,996
GM Financial interest, operating and other expenses	3,491	3,106
Automotive and other selling, general and administrative expense	1,985	2,175
Total costs and expenses	40,668	39,277
Operating income (loss)	3,352	3,738
Automotive interest expense	152	219
Interest income and other non-operating income, net	310	302
Equity income (loss) (Note 7)	62	(105)
Income (loss) before income taxes	3,572	3,715
Income tax expense (benefit) (Note 15)	719	762
Net income (loss)	2,853	2,953
Net loss (income) attributable to noncontrolling interests	(69)	27
Net income (loss) attributable to stockholders	$2,784	$2,980

Net income (loss) attributable to common stockholders	$3,361	$2,970

Earnings per share (Note 18)
Basic earnings per common share	$3.40	$2.57
Weighted-average common shares outstanding – basic	988	1,155
Diluted earnings per common share	$3.35	$2.56
Weighted-average common shares outstanding – diluted	1,002	1,162

Dividends declared per common share	$0.12	$0.12

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income (loss)	$2,853	$2,953
Other comprehensive income (loss), net of tax (Note 17)
Foreign currency translation adjustments and other	171	(335)
Defined benefit plans	(37)	76
Other comprehensive income (loss), net of tax	134	(259)
Comprehensive income (loss)	2,987	2,694
Comprehensive loss (income) attributable to noncontrolling interests	(72)	73
Comprehensive income (loss) attributable to stockholders	$2,915	$2,768

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents (Note 3)	$20,570	$19,872
Marketable debt securities (Note 3)	6,919	7,265
Accounts and notes receivable, net of allowance of $265 and $313	14,936	12,827
GM Financial receivables, net of allowance of $1,074 and $991 (Note 4; Note 9)	44,517	46,362
Inventories (Note 5)	15,253	14,564
Other current assets (Note 3; Note 9)	7,811	7,655
Total current assets	110,006	108,545
Non-current Assets
GM Financial receivables, net of allowance of $1,492 and $1,467 (Note 4; Note 9)	46,534	46,474
Equity in net assets of nonconsolidated affiliates (Note 7)	6,877	7,102
Property, net	52,128	51,904
Goodwill and intangible assets, net (Note 8)	4,520	4,551
Equipment on operating leases, net (Note 6; Note 9)	32,239	31,586
Deferred income taxes	21,234	21,254
Other assets (Note 3; Note 9)	8,566	8,346
Total non-current assets	172,099	171,216
Total Assets	$282,104	$279,761

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$26,948	$25,680
Short-term debt and current portion of long-term debt (Note 10)
Automotive	2,166	2,141
GM Financial (Note 9)	33,768	37,291
Accrued liabilities	27,865	31,154
Total current liabilities	90,747	96,265
Non-current Liabilities
Long-term debt (Note 10)
Automotive	13,474	13,327
GM Financial (Note 9)	83,270	76,973
Postretirement benefits other than pensions (Note 13)	3,967	3,990
Pensions (Note 13)	5,768	5,779
Other liabilities	18,453	17,836
Total non-current liabilities	124,931	117,906
Total Liabilities	215,678	214,171
Commitments, contingencies and uncertainties (Note 14)
Equity (Note 17)
Common stock, $0.01 par value	10	10
Additional paid-in capital	20,345	20,843
Retained earnings	55,140	53,472
Accumulated other comprehensive loss	(11,122)	(11,253)
Total stockholders’ equity	64,372	63,072
Noncontrolling interests	2,054	2,518
Total Equity	66,427	65,590
Total Liabilities and Equity	$282,104	$279,761

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net income (loss)	$2,853	$2,953
Depreciation and impairment of Equipment on operating leases, net	1,203	1,243
Depreciation, amortization and impairment charges on Property, net	1,731	1,555
Foreign currency remeasurement and transaction (gains) losses	152	(36)
Undistributed earnings of nonconsolidated affiliates, net	485	32
Pension contributions and OPEB payments	(195)	(242)
Pension and OPEB income, net	—	15
Provision (benefit) for deferred taxes	143	655
Change in other operating assets and liabilities	(311)	(3,022)
Net cash provided by (used in) operating activities	6,061	3,152
Cash flows from investing activities
Expenditures for property	(1,816)	(2,783)
Available-for-sale marketable securities, acquisitions	(645)	(995)
Available-for-sale marketable securities, liquidations	1,065	745
Purchases of finance receivables	(10,058)	(7,932)
Principal collections and recoveries on finance receivables	8,956	7,651
Purchases of leased vehicles	(4,212)	(3,436)
Proceeds from termination of leased vehicles	2,529	3,085
Other investing activities	(310)	(249)
Net cash provided by (used in) investing activities	(4,490)	(3,914)
Cash flows from financing activities
Net increase (decrease) in short-term debt	170	(249)
Proceeds from issuance of debt (original maturities greater than three months)	16,897	14,307
Payments on debt (original maturities greater than three months)	(15,216)	(13,140)
Payments to purchase common stock (Note 17)	(2,012)	(280)
Issuance (redemption) of subsidiary stock (Note 17)	(29)	—
Dividends paid	(175)	(198)
Other financing activities	(178)	(139)
Net cash provided by (used in) financing activities	(543)	300
Effect of exchange rate changes on cash, cash equivalents and restricted cash	51	(78)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,078	(539)
Cash, cash equivalents and restricted cash at beginning of period	22,964	21,917
Cash, cash equivalents and restricted cash at end of period	$24,042	$21,378

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$1,811	$2,756

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity (Permanent Equity)	Noncontrolling Interest Cruise Stock Incentive Awards (Temporary Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2024	$12	$19,130	$55,391	$(10,247)	$3,903	$68,189	$118
Net income (loss)	—	—	2,980	—	(27)	2,953	—
Other comprehensive income (loss)	—	—	—	(212)	(47)	(259)	—
Purchase of common stock (Note 17)	—	208	(539)	—	—	(331)	—
Stock based compensation	—	58	(2)	—	—	56	5
Cash dividends paid on common stock	—	—	(139)	—	—	(139)	—
Other	—	(38)	(4)	—	(2)	(44)	52
Balance at March 31, 2024	$11	$19,358	$57,688	$(10,459)	$3,828	$70,426	$175

Balance at January 1, 2025	$10	$20,843	$53,472	$(11,253)	$2,518	$65,590	$—
Net income (loss)	—	—	2,784	—	69	2,853	—
Other comprehensive income (loss)	—	—	—	131	3	134	—
Issuance (redemption) of subsidiary stock (Note 17)	—	538	—	—	(567)	(29)	—
Purchase of common stock (Note 17)	—	(1,027)	(984)	—	—	(2,012)	—
Stock based compensation	—	(7)	(2)	—	—	(9)	—
Cash dividends paid on common stock	—	—	(116)	—	—	(116)	—
Other	—	(2)	(14)	—	32	16	—
Balance at March 31, 2025	$10	$20,345	$55,140	$(11,122)	$2,054	$66,427	$—

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations and Basis of Presentation

General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells trucks, crossovers, cars and automobile parts and provides software-enabled services and subscriptions worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our operations through the following segments: GM North America (GMNA), GM International (GMI), Cruise and GM Financial. In December 2024, we announced that we will no longer fund Cruise's robotaxi development work and will refocus our autonomous driving strategy on personal vehicles. In February 2025, we completed the acquisition of the noncontrolling interests in Cruise, began to wind down the Cruise robotaxi operations and combined the GM and Cruise ongoing personal autonomous technical efforts in our GMNA Automotive segment. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain revenues and expenses that are not part of a reportable segment.

The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2024 Form 10-K. Except for per share amounts or as otherwise specified, amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 2. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended March 31, 2025
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$36,125	$2,125	$18	$38,268	$—	$—	$—	$38,268
Used vehicles	317	8	—	325	—	—	—	325
Services and other	946	294	28	1,268	1	—	—	1,269
Automotive net sales and revenue	37,388	2,427	46	39,860	1	—	—	39,861
Leased vehicle income	—	—	—	—	—	1,902	—	1,902
Finance charge income	—	—	—	—	—	2,025	(4)	2,021
Other income	—	—	—	—	—	237	(1)	236
GM Financial net sales and revenue	—	—	—	—	—	4,164	(5)	4,159
Net sales and revenue	$37,388	$2,427	$46	$39,860	$1	$4,164	$(5)	$44,020

	Three Months Ended March 31, 2024
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$34,898	$2,760	$5	$37,663	$—	$—	$—	$37,663
Used vehicles	229	5	—	234	—	—	—	234
Services and other	972	316	27	1,315	25	—	(25)	1,316
Automotive net sales and revenue	36,099	3,082	32	39,212	25	—	(25)	39,212
Leased vehicle income	—	—	—	—	—	1,800	—	1,800
Finance charge income	—	—	—	—	—	1,786	(8)	1,778
Other income	—	—	—	—	—	225	(1)	224
GM Financial net sales and revenue	—	—	—	—	—	3,811	(9)	3,802
Net sales and revenue	$36,099	$3,082	$32	$39,212	$25	$3,811	$(34)	$43,014

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales were insignificant in the three months ended March 31, 2025 and 2024.

Contract liabilities in our Automotive segments primarily consist of vehicle connectivity, customer rewards programs, maintenance, extended warranty and other contracts of $7.1 billion and $6.6 billion at March 31, 2025 and December 31, 2024, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $578 million and $490 million related to contract liabilities in the three months ended March 31, 2025 and 2024. We expect to recognize revenue of $1.8 billion in the nine months ending December 31, 2025 and $1.6 billion, $1.1 billion and $2.6 billion in the years ending December 31, 2026, 2027 and thereafter related to contract liabilities at March 31, 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 3. Marketable and Other Securities

The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	March 31, 2025	December 31, 2024
Cash and cash equivalents
Cash and time deposits		$11,712	$12,471
Available-for-sale debt securities
U.S. government and agencies	2	117	26
Corporate debt	2	2,039	1,541
Sovereign debt	2	133	785
Total available-for-sale debt securities – cash equivalents		2,289	2,351
Money market funds	1	6,570	5,050
Total cash and cash equivalents		$20,570	$19,872
Marketable debt securities
U.S. government and agencies	2	$2,624	$3,082
Corporate debt and other	2	3,724	3,592
Mortgage and asset-backed	2	571	591
Total available-for-sale debt securities – marketable securities		$6,919	$7,265
Restricted cash
Cash and cash equivalents		$408	$294
Money market funds	1	3,064	2,798
Total restricted cash		$3,472	$3,092

Available-for-sale debt securities included above with contractual maturities(a)
Due in one year or less		$3,352
Due between one and five years		5,222
Total available-for-sale debt securities with contractual maturities		$8,574
__________
(a)Excludes mortgage and asset-backed securities of $571 million at March 31, 2025 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $1.5 billion and $470 million in the three months ended March 31, 2025 and 2024. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three months ended March 31, 2025 and 2024. Cumulative unrealized losses on available-for-sale debt securities were insignificant at March 31, 2025 and December 31, 2024.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

March 31, 2025
Cash and cash equivalents	$20,570
Restricted cash included in Other current assets	2,960
Restricted cash included in Other assets	512
Total	$24,042

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. GM Financial Receivables and Transactions

	March 31, 2025			December 31, 2024
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables	$76,995	$16,623	$93,618	$76,066	$19,228	$95,294
Less: allowance for loan losses	(2,479)	(88)	(2,567)	(2,400)	(58)	(2,458)
GM Financial receivables, net	$74,516	$16,536	$91,052	$73,667	$19,169	$92,836

Fair value of GM Financial receivables utilizing Level 2 inputs			$16,536			$19,169
Fair value of GM Financial receivables utilizing Level 3 inputs			$75,840			$74,729
__________
(a)Commercial finance receivables include dealer financing of $16.1 billion and $18.6 billion, and other financing of $519 million and $604 million at March 31, 2025 and December 31, 2024. Commercial finance receivables are presented net of dealer cash management balances of $3.2 billion and $3.4 billion at March 31, 2025 and December 31, 2024. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended
	March 31, 2025	March 31, 2024
Allowance for loan losses at beginning of period	$2,458	$2,344
Provision for loan losses	328	204
Charge-offs	(479)	(405)
Recoveries	250	213
Effect of foreign currency	9	(1)
Allowance for loan losses at end of period	$2,567	$2,355

The allowance for loan losses as a percentage of finance receivables was 2.7% and 2.6% at March 31, 2025 and December 31, 2024.

Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at March 31, 2025 and December 31, 2024:

	Year of Origination						March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
Prime – FICO score 680 and greater	$7,142	$22,001	$14,108	$8,508	$4,659	$2,322	$58,740	76.3%
Near-prime – FICO score 620 to 679	1,029	3,311	2,017	1,347	936	502	9,142	11.9%
Sub-prime – FICO score less than 620	970	3,197	1,881	1,385	992	687	9,113	11.8%
Retail finance receivables	$9,141	$28,510	$18,006	$11,240	$6,586	$3,511	$76,995	100.0%

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
Prime – FICO score 680 and greater	$24,155	$15,814	$9,749	$5,424	$2,559	$366	$58,067	76.3%
Near-prime – FICO score 620 to 679	3,547	2,227	1,507	1,077	473	159	8,990	11.8%
Sub-prime – FICO score less than 620	3,399	2,059	1,546	1,141	543	322	9,008	11.8%
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $831 million and $958 million at March 31, 2025 and December 31, 2024. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at March 31, 2025 and December 31, 2024, as well as summary totals for March 31, 2024:

	Year of Origination						March 31, 2025		March 31, 2024
	2025	2024	2023	2022	2021	Prior	Total	Percent	Total	Percent
0-to-30 days	$9,115	$27,942	$17,420	$10,750	$6,228	$3,253	$74,707	97.0%	$71,225	97.3%
31-to-60 days	25	404	419	357	269	193	1,667	2.2%	1,463	2.0%
Greater-than-60 days	1	143	146	121	83	62	556	0.7%	482	0.7%
Finance receivables more than 30 days delinquent	26	547	566	478	351	255	2,223	2.9%	1,945	2.7%
In repossession	—	21	20	13	7	3	65	0.1%	60	0.1%
Finance receivables more than 30 days delinquent or in repossession	27	568	585	491	359	259	2,288	3.0%	2,005	2.7%
Retail finance receivables	$9,141	$28,510	$18,006	$11,240	$6,586	$3,511	$76,995	100.0%	$73,230	100.0%

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
0-to-30 days	$30,581	$19,411	$12,207	$7,178	$3,350	$710	$73,438	96.5%
31-to-60 days	374	481	425	340	166	99	1,885	2.5%
Greater-than-60 days	128	188	155	115	55	36	677	0.9%
Finance receivables more than 30 days delinquent	502	669	580	455	221	135	2,562	3.4%
In repossession	17	19	14	10	3	2	66	0.1%
Finance receivables more than 30 days delinquent or in repossession	519	689	595	464	225	136	2,628	3.5%
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer credit risk profile by dealer risk rating at March 31, 2025 and December 31, 2024:

	Year of Origination(a)							March 31, 2025
Dealer Risk Rating	Revolving	2025	2024	2023	2022	2021	Prior	Total	Percent
I	$13,523	$94	$288	$177	$352	$221	$247	$14,901	92.5%
II	645	2	28	12	11	7	1	705	4.4%
III	428	2	8	6	14	24	15	498	3.1%
IV	1	—	—	—	—	—	—	1	—%
Balance at end of period	$14,598	$97	$323	$194	$377	$253	$263	$16,104	100.0%
__________
(a)Floorplan advances comprise 99.3% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2024
Dealer Risk Rating	Revolving	2024	2023	2022	2021	2020	Prior	Total	Percent
I	$16,190	$321	$209	$360	$237	$267	$22	$17,606	94.5%
II	621	—	10	26	3	2	—	663	3.6%
III	305	10	4	—	22	—	12	354	1.9%
IV	1	—	—	—	—	—	—	1	—%
Balance at end of period	$17,117	$331	$223	$385	$263	$269	$35	$18,623	100.0%
__________
(a)Floorplan advances comprise 99.5% of the total revolving balance. Dealer term loans are presented by year of origination.

There were no commercial finance receivables on nonaccrual status at March 31, 2025 and December 31, 2024.

Transactions with GM Financial The following tables show transactions between our Automotive or Cruise segments and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	March 31, 2025	December 31, 2024
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables due from GM consolidated dealers	$261	$279
Commercial finance receivables due from Cruise	$—	$395
Subvention receivable from GM(b)	$542	$360
Commercial loan funding payable to GM	$110	$100

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended
	March 31, 2025	March 31, 2024
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$367	$335
Leased vehicle subvention earned	$415	$364
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive segments made cash payments to GM Financial for subvention of $704 million and $777 million in the three months ended March 31, 2025 and 2024.

GM Financial's Board of Directors declared and paid dividends of $350 million and $450 million on its common stock in the three months ended March 31, 2025 and 2024.

Note 5. Inventories

	March 31, 2025	December 31, 2024
Total productive material, supplies and work in process	$7,116	$6,444
Finished product, including service parts	8,137	8,120
Total inventories	$15,253	$14,564

Inventories are reflected net of allowances totaling $2.2 billion and $2.0 billion, of which $1.6 billion and $1.4 billion are electric vehicle (EV)-related, to remeasure inventory on-hand to net realizable value at March 31, 2025 and December 31, 2024.

Note 6. Equipment on Operating Leases

Equipment on operating leases consists of leases to retail customers of GM Financial.

	March 31, 2025	December 31, 2024
Equipment on operating leases	$38,805	$38,187
Less: accumulated depreciation	(6,566)	(6,601)
Equipment on operating leases, net	$32,239	$31,586

The estimated residual value of our leased assets at the end of the lease term was $23.8 billion and $23.5 billion at March 31, 2025 and December 31, 2024.

Depreciation expense related to Equipment on operating leases, net was $1.2 billion in the three months ended March 31, 2025 and 2024.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Year Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Lease receipts under operating leases	$4,128	$3,951	$1,786	$267	$7	$—	$10,138

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

	Three Months Ended
	March 31, 2025	March 31, 2024
Automotive China joint ventures equity income (loss)	$45	$(106)
Ultium Cells Holdings LLC equity income (loss)(a)	241	156
Other joint ventures equity income (loss)	17	1
Total Equity income (loss)	$303	$50
__________
(a)Equity earnings related to Ultium Cells Holdings LLC, an equally owned joint venture with LG Energy Solution (LGES), are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs.

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) or Ultium Cells Holdings LLC since December 31, 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$5,065	$4,111
Automotive China JVs' net income (loss)	$70	$(228)

Dividends declared but not paid from our nonconsolidated affiliates were $399 million and $395 million at March 31, 2025 and December 31, 2024. Dividends received from our nonconsolidated affiliates were $788 million and insignificant in the three months ended March 31, 2025 and 2024. We had undistributed losses from our nonconsolidated affiliates of $342 million at March 31, 2025 and insignificant undistributed earnings at December 31, 2024.

Note 8. Goodwill

Goodwill of $1.9 billion consisted of $1.3 billion in GM Financial at March 31, 2025 and December 31, 2024, and $571 million and an insignificant amount in GMNA at March 31, 2025 and December 31, 2024 and an insignificant amount and $569 million in Cruise at March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025, $571 million of goodwill recorded in the Cruise segment was reallocated to the GMNA segment. The reallocation of the goodwill reflects the wind down of the Cruise robotaxi operations and combination of the GM and Cruise technical efforts in our GMNA Automotive segment to build on the success of Super Cruise and prioritize the development of advanced driver-assistance systems (ADAS) on a path to fully autonomous personal vehicles. We performed goodwill impairment tests prior to and after the reallocation and determined that the goodwill was not impaired.

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

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	March 31, 2025	December 31, 2024
Restricted cash – current	$2,647	$2,410
Restricted cash – non-current	$363	$350
GM Financial receivables – current	$23,563	$27,631
GM Financial receivables – non-current	$26,593	$27,619
GM Financial equipment on operating leases, net	$15,080	$14,252
GM Financial short-term debt and current portion of long-term debt	$14,147	$18,008
GM Financial long-term debt	$34,789	$31,638

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs primarily include our battery cell manufacturing joint ventures to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in our automotive nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support and other off-balance sheet arrangements. The carrying amounts of assets were approximately $4.1 billion and $4.3 billion and liabilities were insignificant related to our nonconsolidated VIEs at March 31, 2025 and December 31, 2024. Our maximum exposure to loss as a result of our involvement with these VIEs was approximately $7.5 billion and $7.0 billion, inclusive of approximately $2.2 billion and $2.3 billion in committed capital contributions to our battery cell manufacturing joint ventures, at March 31, 2025 and December 31, 2024. Our maximum exposure to loss, and required capital contributions, could vary depending on our battery cell manufacturing joint ventures' requirements and access to capital. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 10. Debt

Automotive The following table presents debt in our automotive operations:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$146	$146	$105	$105
Unsecured debt(a)	15,130	14,504	14,980	14,709
Finance lease liabilities	364	375	383	391
Total automotive debt(b)	$15,640	$15,025	$15,467	$15,204

Fair value utilizing Level 1 inputs		$14,180		$14,366
Fair value utilizing Level 2 inputs		$845		$838

Available under credit facility agreements(c)		$13,838		$13,793
Weighted-average interest rate on outstanding short-term debt(d)		7.7%		7.3%
Weighted-average interest rate on outstanding long-term debt(d)		5.8%		5.8%
__________
(a)Primarily consists of senior notes.
(b)Includes net discount and debt issuance costs of $445 million and $439 million at March 31, 2025 and December 31, 2024.
(c)Excludes our 364-day, $2.0 billion facility allocated for exclusive use by GM Financial.
(d)Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

In March 2025, we renewed our five-year, $10.0 billion facility, which now matures March 25, 2030. We also renewed our three-year, $4.1 billion facility, which now matures March 25, 2028, and renewed our 364-day, $2.0 billion revolving credit facility allocated for the exclusive use of GM Financial, which now matures March 24, 2026.

GM Financial The following table presents debt of GM Financial:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$48,886	$49,107	$49,573	$49,753
Unsecured debt	68,152	68,425	64,691	65,258
Total GM Financial debt	$117,037	$117,532	$114,264	$115,010

Fair value utilizing Level 2 inputs		$115,350		$112,941
Fair value utilizing Level 3 inputs		$2,182		$2,070

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 9 for additional information on GM Financial's involvement with VIEs. In the three months ended March 31, 2025, GM Financial renewed revolving credit facilities with total borrowing capacity of $2.5 billion and issued $7.9 billion in aggregate principal amount of securitization notes payable with an initial weighted-average interest rate of 4.8% and maturity dates ranging from 2027 to 2037.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the three months ended March 31, 2025, GM Financial issued $6.1 billion in aggregate principal amount of senior notes with an initial weighted-average interest rate of 5.2% and maturity dates ranging from 2027 to 2035.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 11. Derivative Financial Instruments

The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	March 31, 2025			December 31, 2024
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps(b)	2	$44,495	$127	$589	$36,145	$32	$621
Cash flow hedges
Interest rate swaps	2	2,006	28	17	1,873	35	4
Foreign currency swaps(c)	2	8,420	137	231	8,363	80	508
Derivatives not designated as hedges(a)
Interest rate contracts	2	117,569	578	879	123,346	833	1,294
Total derivative financial instruments(d)		$172,490	$870	$1,715	$169,727	$981	$2,427
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three months ended March 31, 2025 and 2024 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)The effect of fair value hedges in the condensed consolidated income statements include insignificant losses for the three months ended March 31, 2025 and 2024.
(c)The effect of foreign currency cash flow hedges in the condensed consolidated statements of comprehensive income include gains of $157 million and losses of $141 million recognized in Accumulated other comprehensive loss, and gains of $231 million and losses of $163 million reclassified from Accumulated other comprehensive loss into income for the three months ended March 31, 2025 and 2024.
(d)The fair value of derivative instruments that are classified as assets or liabilities available for offset was $693 million at March 31, 2025 and December 31, 2024. GM Financial held $104 million and $190 million of collateral from counterparties available for netting against GM Financial's asset positions and posted $898 million and $1.2 billion of collateral to counterparties available for netting against GM Financial's liability positions at March 31, 2025 and December 31, 2024.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	March 31, 2025		December 31, 2024
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$6,802	$(2)	$6,406	$(6)
Long-term unsecured debt	30,882	963	30,258	1,287
GM Financial unsecured debt	$37,684	$960	$36,664	$1,281
__________
(a)Includes $669 million and $719 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at March 31, 2025 and December 31, 2024.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 12. Product Warranty and Related Liabilities

	Three Months Ended
	March 31, 2025	March 31, 2024
Product Warranty and Related Liabilities
Warranty balance at beginning of period	$10,571	$9,295
Warranties issued and assumed in period – recall campaigns	143	266
Warranties issued and assumed in period – product warranty	789	668
Payments	(1,203)	(1,024)
Adjustments to pre-existing warranties	565	174
Effect of foreign currency and other	8	(24)
Warranty balance at end of period	10,873	9,356
Less: Supplier recoveries balance at end of period(a)	408	630
Warranty balance, net of supplier recoveries at end of period	$10,465	$8,726
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

	Three Months Ended
	March 31, 2025	March 31, 2024
Product Warranty Expense, Net of Recoveries
Warranties issued and assumed in period	$932	$934
Supplier recoveries accrued in period	(151)	(58)
Adjustments and other	573	150
Warranty expense, net of supplier recoveries	$1,354	$1,026

For estimates related to reasonably possible losses in excess of amounts accrued for recall campaigns, refer to Note 14 for additional information.

Note 13. Pensions and Other Postretirement Benefits

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$41	$30	$2	$47	$34	$3
Interest cost	499	20	55	533	128	56
Expected return on plan assets	(648)	(25)	—	(685)	(131)	—
Amortization of prior service cost (credit)	16	2	—	15	1	—
Amortization of net actuarial (gains) losses	2	10	(4)	2	12	—
Net periodic pension and OPEB (income) expense	$(90)	$37	$53	$(88)	$44	$59

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income presented in Interest income and other non-operating income, net are insignificant in the three months ended March 31, 2025 and 2024.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 14. Commitments, Contingencies and Uncertainties

Litigation-Related Liability and Indirect Tax-Related Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At March 31, 2025 and December 31, 2024, we had accruals of $1.2 billion and $1.1 billion for such legal actions in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the potential loss. Some matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that cannot be reasonably estimated. Accordingly, while we believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated, it is possible that adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

Currently, various consumer lawsuits have been filed against the Seller and Stellantis in Germany, the United Kingdom (UK), Austria and the Netherlands alleging that Opel and Vauxhall vehicles sold by the Seller violated applicable emissions standards. In addition, we indemnified Stellantis for an immaterial amount for certain recalls that Stellantis has conducted or will conduct, including recalls in certain geographic locations that Stellantis intends to conduct related to Takata Corporation (Takata) inflators in legacy Opel vehicles. We may in the future be required to further indemnify Stellantis relating to its Takata recalls, but we believe such further indemnification to be remote at this time.

European Commission and UK Competition and Markets Authority Matter In March 2022, the European Commission (EC) and UK Competition and Markets Authority (CMA) conducted inspections at the premises of, and sent out formal requests for information to, several companies and associations active in the automotive sector. The investigations concerned suspected coordination of certain aspects of recycling of end-of-life vehicles. GM was not the subject of the inspections but received requests for information related to activities conducted by Opel, a former subsidiary business of GM that was sold to Stellantis in 2017.

On March 27, 2025, following a settlement procedure in which all investigated parties (including GM) participated, the EC and CMA issued their decisions, finding that Opel was one of the participants in the investigated behavior. The EC and CMA confirmed that GM was not directly involved in the investigated behavior and that it was found liable only in its capacity as Opel’s former parent company. GM has accepted liability as Opel’s former parent only to end the investigations, and has been held by the EC to be solely liable and jointly and severally liable with Stellantis, and by the CMA to be jointly and severally liable with Stellantis, in each case for an insignificant fine.

Other Litigation-Related Liabilities Various other legal actions, including class actions, governmental investigations, claims and proceedings are pending against us or our related companies or joint ventures, including, but not limited to, matters arising out of alleged product defects; employment-related matters; product and workplace safety, vehicle emissions and fuel economy regulations; product warranties; financial services; dealer, supplier and other contractual relationships; competition issues; product design, manufacture and performance; consumer protection laws; and environmental protection laws, including laws regulating air emissions, water discharges, waste management and environmental remediation from stationary sources. We also from time to time receive subpoenas and other inquiries or requests for information from agencies or other representatives of U.S. federal, state and foreign governments on a variety of issues.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
There are several putative class actions pending against GM in the U.S. and Canada alleging that various vehicles sold, including model year 2011–2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal and state laws because they release more emissions than a reasonable customer would expect. In July 2023, the two putative class actions pending in the U.S. were dismissed with prejudice and judgment entered in favor of GM, and plaintiffs appealed the dismissal. In August 2024, the Sixth Circuit reversed the dismissal in one of the cases. A different panel has yet to rule in the second class action. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from these actions. GM has also faced a series of additional lawsuits in the U.S. based on these allegations, including a shareholder demand lawsuit that remains pending.

There are several putative class actions and two certified class actions pending against GM in the U.S. alleging that various 2011–2014 model year vehicles are defective because they excessively consume oil. We have reached an agreement to resolve all of these pending matters and have accrued an immaterial amount related to these proceedings.

There is one putative class action and one certified class action pending against GM in the U.S. alleging that various 2015–2022 model year vehicles are defective because they are equipped with faulty 8-speed transmissions. In March 2023, the judge overseeing the class action concerning 2015–2019 model year vehicles certified 26 state subclasses and GM appealed. In March 2025, the Sixth Circuit heard our appeal en banc. The putative class action concerning 2020–2022 model year vehicles is pending in front of a different judge that has not yet addressed class certification. We have similar cases pending in Canada concerning these vehicles. We are currently unable to estimate any reasonably possible or probable material loss or range of loss that may result from these proceedings in excess of amounts accrued.

There is a class action pending against GM in the U.S., and a putative class action in Canada, alleging that 2011–2016 model year Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles are equipped with defective fuel pumps that are prone to failure. In March 2023, the U.S. court certified seven state subclasses. We reached an agreement to settle the U.S. matter on terms consistent with our accrual and the settlement agreement is pending final court approval.

Beyond the class action litigations disclosed, we have several other class action litigations pending at any given time. Historically, relatively few classes have been certified in these types of cases. Therefore, we will generally only disclose specific class actions if a class is certified and we believe there is a reasonably possible material exposure to the Company.

Takata Matters In November 2020, the National Highway Traffic Safety Administration (NHTSA) directed that we replace the Takata airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and sport utility vehicles (SUVs), and we decided not to contest NHTSA's decision. While we have already begun the process of executing the recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the year ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy. At March 31, 2025, our remaining accrual for these matters was $545 million, and we believe the currently accrued amount remains reasonable.

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

ARC Matters In May 2023, we initiated a voluntary recall covering nearly one million 2014–2017 model year Buick Enclave, Chevrolet Traverse and GMC Acadia SUVs equipped with driver front airbag inflators manufactured by ARC Automotive, Inc. (ARC), and accrued an insignificant amount for the expected costs of the recall. As part of its ongoing investigation into ARC airbag inflators, on September 5, 2023, NHTSA issued an Initial Decision that approximately 52 million frontal driver and passenger airbag inflators manufactured by ARC and Delphi Automotive Systems LLC over a roughly 20-year period contain a safety-related defect and must be recalled. On July 31, 2024, NHTSA issued a Supplemental Initial Decision reaffirming its September 2023 Initial Decision and reopening the administrative record to additional public comments. The Initial Decision and the Supplemental Initial Decision are primarily based on the occurrence of seven field ruptures involving ARC-

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
manufactured frontal airbag inflators. We are continuing to investigate the cause of the ruptures in GM vehicles in connection with our existing recalls. On December 13, 2024, NHTSA issued a memorandum indicating that, based on the public comments it had received to date, the agency would be "conducting additional investigation of the issues related to the Supplemental Initial Decision." As indicated in GM's filed comments in the record, we do not believe that further GM vehicle recalls are necessary or appropriate at this time. However, depending on the outcome of the dispute between NHTSA and ARC, and the possibility of additional recalls, the cost of which may not be fully recoverable, it is reasonably possible that the costs associated with these matters in excess of amounts accrued could be material, but we are unable to provide an estimate of the amounts or range of reasonably possible material loss at this time.

There are several putative class actions that have been filed against GM, including in the U.S., Canada and Israel, arising out of allegations that airbag inflators manufactured by ARC are defective. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of reasonably possible material loss.

Chevrolet Bolt Recall In July 2021, we initiated a voluntary recall for certain 2017–2019 model year Chevrolet Bolt EVs due to the risk that two manufacturing defects present in the same battery cell could cause a high voltage battery fire in certain of these vehicles. After further investigation into the manufacturing processes at our battery supplier, LGES, and disassembling battery packs, we determined that the risk of battery cell defects was not confined to the initial recall population. As a result, in August 2021, we expanded the recall to include all 2017–2022 model year Chevrolet Bolt EV and Chevrolet Bolt Electric Utility Vehicles (EUVs). LG Electronics, Inc. and LGES (collectively, LG), have agreed to reimburse GM for certain costs and expenses associated with the recall. The commercial negotiations with LG also resolved other commercial matters associated with our Ultium Cells Holdings LLC joint venture with LGES. Accordingly, as of March 31, 2025, we had accrued a total of $2.6 billion and recognized receivables totaling $1.6 billion in connection with these matters. At March 31, 2025, our remaining accrual for these matters was $0.2 billion. These charges reflect our current best estimate for the cost of the recall remedy, which includes non-traditional recall remedies provided by GM to enhance customer satisfaction. The actual costs of the recall could be materially higher or lower.

In addition, putative class actions have been filed against GM in the U.S. and Canada alleging that the batteries contained in the Bolt EVs and EUVs included in the recall population are defective. GM has agreed to settle the U.S. class actions for an immaterial amount and the settlement agreement is pending final court approval.

Privacy and Consumer Protection Matters There are putative class actions pending against GM in federal courts in the U.S. alleging violations of state and federal privacy and consumer protection laws related to the collection and use of certain consumer data obtained through our former OnStar Smart Driver product. In June 2024, those class actions were consolidated into a multi-district litigation proceeding in the Northern District of Georgia. In addition, several states have filed enforcement lawsuits against us, and other state attorneys general have opened investigations or made inquiries of us relating to these alleged consumer protection and privacy issues. The Company resolved a Federal Trade Commission investigation through an agreed administrative consent order. The Company is defending litigation filed against us and fully cooperating with agencies and attorneys general that are conducting investigations. At this stage, we are not able to estimate any reasonably possible or probable material loss or range of loss that may result from these actions.

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

We are also subject to breach of warranty claims resulting from state and federal consumer protection laws that allow consumers to hold manufacturers legally responsible in situations where a product cannot be conformed to its warranties. Consumer relief can include, but is not limited to, a refund, a replacement vehicle, a recovery of legal and administrative fees, or other monetary damages. Losses that we believe to be probable and estimable based on evaluation of historical transactions are included in Accrued liabilities and Other liabilities and are reviewed regularly for adequacy. We believe that any judgment against us involving our warranties for actual damages will be adequately covered by our recorded accruals.

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2025 to 2030, or upon the occurrence of specific events

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on royalties received associated with vehicles sold to date were $3.7 billion for these guarantees at March 31, 2025 and December 31, 2024, the majority of which relates to the indemnification agreements.

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

Supplier Finance Programs Third-party finance providers offer certain suppliers the option for payment in advance of their invoice due date through financing programs that we established. We retain our obligation to the participating suppliers, and we make payments directly to the third-party finance providers on the original invoice due date pursuant to the original invoice terms. There are no assets pledged as security or other forms of guarantees provided for committed payments. Our outstanding eligible balances under our supplier finance programs were $1.5 billion and $0.9 billion at March 31, 2025 and December 31, 2024, which are recorded in Accounts payable (principally trade).

Indirect Tax-Related Matters Tax matters not subject to the provision of Accounting Standards Codification 740, "Income Taxes" that pertain to value added taxes, customs, duties, sales tax, property taxes and other non-income tax exposures are evaluated globally. For indirect tax-related matters, we estimate our reasonably possible loss in excess of amounts accrued to be up to $5.9 billion at March 31, 2025. Certain indirect tax-related administrative proceedings may require that we deposit funds in escrow or provide an alternative form of security. We are not able to estimate the timing or amount of potential deposits and currently believe any required amounts will not be material.

Emissions-Related Uncertainties We are subject to state and federal governmental regulations, as well as regulations from governments outside of the U.S., relating to fuel economy standards and greenhouse gas (GHG) emissions. Based on our current and forecasted sales mix, we expect in the near-term to have shortfalls in complying with current U.S. regulations. There are several methods to comply with these regulations that we have utilized and may continue to utilize, including, but not limited to, increasing production and sales of certain vehicles, such as EVs; curtailing production of certain vehicles, such as internal combustion engine (ICE) vehicles; certain technology changes; payment of corporate average fuel economy (CAFE) penalties; and/or the purchase of CAFE and GHG credits from third parties. There is uncertainty around the future availability of credits and consumer demand for EVs, each of which could impact our ability to comply with these regulations. In addition, the U.S. Government has indicated it may take action to reduce the stringency and/or scope of these regulations, which could improve our compliance position. Under current regulations, shortfalls to the emissions and fuel economy standards could result in legal or regulatory proceedings, the recall or decertification of one or more of our products, negotiated remedial actions, fines and penalties, and/or restricted product offerings. In the three months ended March 31, 2025 and 2024, we recorded compliance-related costs of $0.2 billion in Automotive and other costs of sales. Additional compliance costs, including potential fines and penalties, are not reasonably estimable and could be substantial.

Note 15. Income Taxes

In the three months ended March 31, 2025 and 2024, Income tax expense of $719 million and $762 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation.

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

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended
	March 31, 2025	March 31, 2024
Balance at beginning of period	$1,243	$779
Additions, interest accretion and other	131	114
Payments	(353)	(325)
Revisions to estimates and effect of foreign currency	—	(3)
Balance at end of period	$1,021	$565

We recorded no charges in the three months ended March 31, 2025 and incurred $160 million in cash outflows resulting from strategic restructuring activities in GMNA related to Buick dealerships. Cumulatively, we have incurred charges of approximately $2.0 billion and cash outflows of $1.5 billion related to this initiative. The remaining $559 million is expected to be paid by the end of 2025.

In October 2023, Cruise voluntarily paused all of its driverless, supervised and manual autonomous vehicle (AV) operations in the U.S. while it examined its processes, systems and tools. In conjunction with these actions, Cruise recorded charges before noncontrolling interest of $529 million in the year ended December 31, 2023, which included non-cash restructuring charges of $250 million. In June 2024, Cruise indefinitely delayed the Cruise Origin and recognized primarily non-cash charges before noncontrolling interest of $631 million. In December 2024, in conjunction with GM's announcement of its decision to no longer fund Cruise's robotaxi development work and its plans to combine the Cruise and GM technical efforts to advance autonomous and assisted driving, Cruise recorded net charges before noncontrolling interest of $522 million, which included net non-cash restructuring charges of $173 million. Cumulatively, we have incurred $380 million of cash outflows resulting from these restructuring activities and expect the remaining cash outflows related to these activities of $325 million to be completed by the end of 2025.

Note 17. Stockholders' Equity and Noncontrolling Interests

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at March 31, 2025 and December 31, 2024. We had 966 million and 995 million shares of common stock issued and outstanding at March 31, 2025 and December 31, 2024.

Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our total dividends paid on common stock were $116 million and $139 million for the three months ended March 31, 2025 and 2024.

In February 2025, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion and approved an accelerated share repurchase (ASR) program to repurchase an aggregate amount of $2.0 billion of our common stock. In February 2025, pursuant to the agreements entered into in connection with the ASR (collectively, the ASR Agreements), we advanced the $2.0 billion and received an initial delivery of approximately 33 million shares of our common stock with a value of $1.6 billion, which were immediately retired. The remaining $400 million of the prepayment of the ASR program was treated as an unsettled forward contract and was classified as a reduction to Additional paid-in capital within the condensed consolidated statement of equity at March 31, 2025. The final number of shares received under the ASR program will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreements, less a discount pursuant to the terms and conditions of the ASR Agreements, and is expected to occur no later than June 30, 2025.

In the three months ended March 31, 2025 and 2024, in addition to shares received under an ASR program, we repurchased an insignificant amount and 8 million shares of our outstanding common stock for $331 million.

Cruise Common and Preferred Shares In February 2025, we acquired all of the Cruise common shares and Cruise Class F and Class G Preferred Shares held by noncontrolling shareholders for an insignificant amount. We have completed the process

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
of compensating a majority of the former Cruise shareholders. During the three months ended March 31, 2025, the effect on the equity attributable to us for changes in our ownership interest in Cruise was insignificant for Cruise common shares.

During the three months ended March 31, 2025, net income attributable to shareholders and transfers to the noncontrolling interest in Cruise and other subsidiaries were $3.3 billion, which includes a $538 million increase in equity attributable to us, mainly due to the redemption of Cruise preferred shares.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended
	March 31, 2025	March 31, 2024
Foreign Currency Translation Adjustments
Balance at beginning of period	$(3,630)	$(2,457)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)(c)	148	(293)
Balance at end of period	$(3,482)	$(2,750)

Defined Benefit Plans
Balance at beginning of period	$(7,669)	$(7,665)
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment, net of tax(a)(c)	(59)	51
Reclassification adjustment, net of tax(c)	22	25
Other comprehensive income (loss), net of tax(c)	(37)	76
Balance at end of period(d)	$(7,706)	$(7,589)
__________
(a)The noncontrolling interests were insignificant in the three months ended March 31, 2025 and 2024.
(b)The reclassification adjustment was insignificant in the three months ended March 31, 2025 and 2024.
(c)The income tax effect was insignificant in the three months ended March 31, 2025 and 2024.
(d)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2024 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 18. Earnings Per Share

	Three Months Ended
	March 31, 2025	March 31, 2024
Basic earnings per share
Net income (loss) attributable to stockholders	$2,784	$2,980
Adjustments(a)	577	(9)
Net income (loss) attributable to common stockholders	$3,361	$2,970

Weighted-average common shares outstanding	988	1,155

Basic earnings per common share	$3.40	$2.57
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$3,361	$2,970

Weighted-average common shares outstanding – basic	988	1,155
Dilutive effect of awards under stock incentive plans	14	7
Weighted-average common shares outstanding – diluted	1,002	1,162

Diluted earnings per common share	$3.35	$2.56
Potentially dilutive securities(b)	4	17
__________
(a)Includes a $593 million return from the preferred shareholders related to the redemption of Cruise preferred shares from noncontrolling interest holders in the three months ended March 31, 2025 and an insignificant amount in participating securities income from a subsidiary for the three months ended March 31, 2025 and 2024.
(b)Potentially dilutive securities attributable to outstanding stock options, Performance Stock Units (PSUs) and Restricted Stock Units (RSUs) at March 31, 2025 and 2024, were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

Note 19. Segment Reporting

Our chief operating decision-maker, who is Chair and Chief Executive Officer, analyzes the results of our business through the following reportable segments: GMNA, GMI, Cruise and GM Financial. Our chief operating decision-maker evaluates the operating results and performance of our Automotive segments and Cruise through earnings before interest and income taxes (EBIT)-adjusted, which is presented net of noncontrolling interests. Our chief operating decision-maker evaluates GM Financial through earnings before income taxes-adjusted (EBT-adjusted) because interest income and interest expense are an integral part of its operational and financial performance. These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions and to monitor budget-to-actual variances on a monthly basis. To manage operations and make decisions regarding resource allocations, our chief operating decision-maker is regularly provided and reviews expense information at a consolidated, functional level for our global purchasing and supply chain, manufacturing and engineering functions. Warranty and quality metrics are also viewed on a consolidated basis. Currently, a focus is being placed on driving an efficient, consolidated fixed cost structure and managing overall global headcount. Vehicle-level profitability metrics are also reviewed during the planning stage and throughout a program's life cycle on a forecasted basis, and not on an actual basis. Each segment has a manager responsible for executing our strategic initiatives.

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

GMNA meets the demands of customers in North America and GMI primarily meets the demands of customers outside North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. We

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily China, with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet and Wuling brands. Our Cruise business was pursuing the development and commercialization of AV technology until, in December 2024, we announced plans to refocus our autonomous driving strategy on personal vehicles and no longer fund Cruise's robotaxi development work. Cruise activity includes ongoing costs to be incurred related to the wind down of the robotaxi business. We have combined the GM and Cruise ongoing personal autonomous technical efforts in our GMNA Automotive segment. We provide automotive financing services through our GM Financial segment.

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

The following tables summarize key financial information by segment:

	At and For the Three Months Ended March 31, 2025
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$37,388	$2,427	$46	$—	$39,860	$1	$4,164	$(5)	$44,020
Segment expenses and other items(a)	(34,101)	(2,397)	(306)	—	(36,804)	(274)	(3,479)	1	(40,556)
Adjustments(b)	—	—	26	—	26	—	—	—	26
Earnings (loss) before interest and taxes-adjusted	$3,286	$30	$(234)	$—	$3,081	$(273)	$685	$(4)	$3,490
Adjustments(b)									(26)
Automotive interest income									191
Automotive interest expense									(152)
Net income (loss) attributable to noncontrolling interests									69
Income (loss) before income taxes									3,572
Income tax benefit (expense)									(719)
Net income (loss)									2,853
Net loss (income) attributable to noncontrolling interests									(69)
Net income (loss) attributable to stockholders									$2,784

Equity in net assets of nonconsolidated affiliates	$3,970	$1,492	$190	$—	$5,651	$—	$1,226	$—	$6,877
Goodwill and intangibles	$2,508	$669	$—	$—	$3,177	$1	$1,342	$—	$4,520
Total assets	$170,812	$21,428	$40,355	$(87,565)	$145,030	$251	$141,056	$(4,232)	$282,104
Expenditures for property	$1,705	$94	$11	$—	$1,809	$2	$4	$—	$1,816
Depreciation and amortization	$1,588	$102	$27	$—	$1,716	$5	$1,212	$—	$2,934
Impairment charges	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss)(c)	$242	$49	$—	$—	$291	$—	$12	$—	$303
__________
(a)Segment expenses and other items for Automotive segments primarily include material and logistics; manufacturing; equity income; selling, general and administrative people-related costs; advertising; information technology; engineering; professional services; and policy, campaign and warranty. GM Financial items primarily consist of GM Financial interest expense; leased vehicle depreciation; people-related costs; provision for loan losses and gains and losses on termination of leased vehicles. Cruise items primarily consist of ongoing costs incurred related to the wind down of Cruise robotaxi activities.
(b)Consists of charges for strategic activities related to the headquarters relocation in Corporate.
(c)Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended March 31, 2024
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$36,099	$3,082	$32	$—	$39,212	$25	$3,811	$(34)	$43,014
Segment expenses and other items(a)	(32,355)	(3,092)	(277)	—	(35,723)	(468)	(3,075)	26	(39,239)
Adjustments(b)	96	—	—	—	96	—	—	—	96
Earnings (loss) before interest and taxes-adjusted	$3,840	$(10)	$(245)	$—	$3,585	$(442)	$737	$(8)	$3,871
Adjustments(b)									(96)
Automotive interest income									186
Automotive interest expense									(219)
Net income (loss) attributable to noncontrolling interests									(27)
Income (loss) before income taxes									3,715
Income tax benefit (expense)									(762)
Net income (loss)									2,953
Net loss (income) attributable to noncontrolling interests									27
Net income (loss) attributable to stockholders									$2,980

Equity in net assets of nonconsolidated affiliates	$2,885	$6,184	$—	$—	$9,069	$—	$1,670	$—	$10,740
Goodwill and intangibles	$2,054	$701	$—	$—	$2,755	$715	$1,353	$—	$4,823
Total assets	$158,677	$25,777	$38,991	$(79,334)	$144,111	$3,977	$131,998	$(3,496)	$276,591
Expenditures for property	$2,631	$93	$4	$—	$2,728	$12	$4	$39	$2,783
Depreciation and amortization	$1,409	$125	$5	$—	$1,540	$5	$1,253	$—	$2,798
Impairment charges	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss)(c)	$127	$(108)	$—	$—	$19	$—	$32	$—	$50
__________
(a)Segment expenses and other items for Automotive segments primarily include material and logistics; manufacturing; equity income; selling, general and administrative people-related costs; advertising; information technology; engineering; professional services; and policy, campaign and warranty. GM Financial items primarily consist of GM Financial interest expense; leased vehicle depreciation; people-related costs; provision for loan losses and gains and losses on termination of leased vehicles. Cruise items primarily consist of people-related costs.
(b)Consists of charges for strategic activities related to Buick dealerships in GMNA.
(c)Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, and the audited consolidated financial statements and notes thereto included in our 2024 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. Risk Factors of our 2024 Form 10-K for a discussion of these risks and uncertainties. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.

Overview Our vision for the future is a world with zero crashes, zero emissions and zero congestion. We will adapt to customer preferences while executing our growth-focused strategy to invest in EVs, hybrids, personal AV technology, software-enabled services and other new business opportunities. To support strong margins and cash flow during this transition, we continue to strengthen our market position in profitable ICE vehicles, such as trucks and SUVs. We plan to execute our strategy with a steadfast commitment to good corporate citizenship through more sustainable operations and a leading health and safety culture.

Our financial performance continues to be driven by the strength of our vehicle portfolio including high margin full-size pickup trucks and SUVs, strong consumer demand for our products and the execution of our core business strategy. We remain focused on maintaining an efficient cost structure and pricing discipline. We continue to prioritize driving down costs and building scale in our EV portfolio to improve profitability. In February 2025, we completed the acquisition of the noncontrolling interests in Cruise and are prioritizing the development of ADAS on a path to fully autonomous personal vehicles. We are monitoring industry pricing pressures, changing interest rates, inflation, warranty claims, consumer demand trends, potential changes to the regulatory environment, including with respect to fuel economy standards, GHG emissions regulations, corporate taxes and EV incentives.

In the first quarter of 2025, the U.S. Government announced new tariffs, inclusive of vehicles and parts imported into the U.S. The tariff environment remains highly dynamic and the specific tariffs applicable to goods imported by GM and its suppliers into the U.S., including under the U.S.-Mexico-Canada Agreement, continue to evolve, as do import tariffs charged by other countries. Based on the current tariff environment, we estimate that impacts to EBIT-adjusted could range from $4.0 billion to $5.0 billion for the year ending December 31, 2025. Refer to Part II, Item 1A. Risk Factors for a full discussion of the risks associated with the U.S. tariff environment.

As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These actions could give rise to future asset impairments or other charges, which may have a material impact on our operating results. Refer to the "Consolidated Results" and regional sections of this MD&A for additional information.

We face continuing market, operating and regulatory challenges in several countries across the globe due to, among other factors, competitive pressures, our product portfolio offerings, heightened emission standards, labor disruptions, foreign exchange volatility, evolving trade policy and political uncertainty. Refer to Part I, Item 1A. Risk Factors in our 2024 Form 10-K for a discussion of these challenges.

For the year ending December 31, 2025, we expect Net income attributable to stockholders of between $8.2 billion and $10.1 billion, EBIT-adjusted of between $10.0 billion and $12.5 billion, EPS-diluted of between $8.82 and $10.57 and EPS-diluted-adjusted of between $8.25 and $10.00. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles expected Net income attributable to stockholders to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2025
Net income attributable to stockholders	$ 8.2-10.1
Income tax expense	1.8-2.4
Automotive interest income, net	(0.0)
Adjustments(a)	0.0
EBIT-adjusted	$ 10.0-12.5
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within the MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

The following table reconciles expected EPS-diluted to expected EPS-diluted-adjusted:

Year Ending December 31, 2025
Diluted earnings per common share	$ 8.82-10.57
Adjustments(a)	(0.57)
EPS-diluted-adjusted	$ 8.25-10.00
__________
(a)Refer to the reconciliation of diluted earnings per common share to EPS-diluted-adjusted within the MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

GMNA Industry sales in North America were 5.0 million units in the three months ended March 31, 2025, representing an increase of 4.7% compared to the corresponding period in 2024. U.S. industry sales were 4.0 million units in the three months ended March 31, 2025, representing an increase of 4.6% compared to the corresponding period in 2024.

Our total vehicle sales in the U.S., our largest market in North America, were 0.7 million units for market share of 17.2% in the three months ended March 31, 2025, representing an increase of 1.8 percentage points compared to the corresponding period in 2024.

We achieved strong margins in the three months ended March 31, 2025 driven by the strength of our product portfolio and ongoing cost discipline. However, the evolving tariff and policy landscape could have a material impact on our profitability going forward. We remain focused on improving our EV profitability while maintaining our focus on cost. In addition, our outlook is dependent on continued supply chain availability, the resiliency of the U.S. economy and overall economic conditions, including the imposition of tariffs or other trade restrictions by the U.S. or its trading partners.

GMI Industry sales in China were 5.8 million units in the three months ended March 31, 2025, representing an increase of 2.9% compared to the corresponding period in 2024. Our total vehicle sales in China were 0.4 million units for market share of 7.6% in the three months ended March 31, 2025, representing a decrease of 0.2 percentage points compared to the corresponding period in 2024. Our Automotive China JVs generated insignificant equity income in the three months ended March 31, 2025. We continue to focus on executing restructuring plans which may result in additional restructuring charges and enhancing the competitiveness of our products in the Chinese market going forward.

Outside of China, industry sales were 6.5 million units in the three months ended March 31, 2025, representing an increase of 3.6% compared to the corresponding period in 2024. Our total vehicle sales outside of China were 0.2 million units for market share of 2.9% in the three months ended March 31, 2025, representing a decrease of 0.3 percentage points compared to the corresponding period in 2024.

Cruise Our Cruise business was pursuing the development and robotaxi commercialization of AV technology. In December 2024, we announced plans to refocus our autonomous driving strategy on personal vehicles and no longer fund Cruise's robotaxi development work. In February 2025, we completed the acquisition of the noncontrolling interests in Cruise and began to wind down the Cruise robotaxi operations. In the three months ended March 31, 2025, we combined the GM and Cruise technical efforts to build on the success of Super Cruise and prioritize the development of ADAS on a path to fully autonomous personal vehicles. Such ongoing activities are reflected in our GMNA Automotive segment. Refer to Part I, Item 1A. Risk Factors of our 2024 Form 10-K for a further discussion of the risks associated with Cruise and our AV strategy.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy or range and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. government, and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the three months ended March 31, 2025, 24.5% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by our Automotive segments (vehicles in thousands):

	Three Months Ended
	March 31, 2025		March 31, 2024
GMNA	827	90.7%	792	88.4%
GMI	85	9.3%	104	11.6%
Total	912	100.0%	895	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended
	March 31, 2025			March 31, 2024
	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,028	693	17.2%	3,852	594	15.4%
Other	940	126	13.4%	892	115	12.9%
Total North America	4,968	819	16.5%	4,744	709	15.0%
Asia/Pacific, Middle East and Africa
China(a)	5,821	443	7.6%	5,655	441	7.8%
Other	5,602	102	1.8%	5,501	113	2.0%
Total Asia/Pacific, Middle East and Africa	11,422	545	4.8%	11,156	554	5.0%
South America
Brazil	552	56	10.1%	514	57	11.1%
Other	396	29	7.3%	309	27	8.8%
Total South America	948	85	8.9%	823	84	10.2%
Total in GM markets	17,338	1,449	8.4%	16,723	1,347	8.1%
Total Europe	4,159	1	—%	4,369	—	—%
Total Worldwide(b)	21,497	1,449	6.7%	21,092	1,348	6.4%
United States
Cars	697	17	2.5%	709	50	7.0%
Trucks	1,052	344	32.7%	937	291	31.1%
Crossovers	2,279	332	14.6%	2,206	253	11.5%
Total United States	4,028	693	17.2%	3,852	594	15.4%
China(a)
SGMS		119			155
SGMW		324			287
Total China	5,821	443	7.6%	5,655	441	7.8%
__________
(a)Includes sales by the Automotive China JVs: SAIC General Motors Sales Co., Ltd. (SGMS) and SAIC GM Wuling Automobile Co., Ltd. (SGMW).
(b)Cuba, Iran, North Korea, Syria and certain regions of Ukraine are subject to broad economic sanctions. Accordingly, these countries are excluded from industry sales data and corresponding calculation of market share.

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
GMNA	172	141
GMI	67	68
Total fleet sales	239	209

Fleet sales as a percentage of total vehicle sales	16.5%	15.5%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's penetration of our retail sales in the U.S. was 36% in the three months ended March 31, 2025 and 40% in the corresponding period in 2024. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America increased to 81% in the three months ended March 31, 2025 from 79% in the corresponding period in 2024. In the three months ended March 31, 2025, GM Financial's revenue consisted of leased vehicle income of 46%, retail finance charge income of 41% and commercial finance charge income of 8%.

GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Gains on terminations of leased vehicles of $0.2 billion were included in GM Financial interest, operating and other expenses for the three months ended March 31, 2025 and 2024. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	March 31, 2025			December 31, 2024
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$13,168	635	67.0%	$13,184	635	67.3%
Trucks	7,719	229	24.2%	7,458	224	23.7%
SUVs	2,343	54	5.7%	2,260	53	5.6%
Cars	573	30	3.1%	590	31	3.3%
Total	$23,803	949	100.0%	$23,492	943	100.0%

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

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	March 31, 2025	March 31, 2024			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$37,388	$36,099	$1,289	3.6%	$1.5	$(0.5)	$0.9	$(0.5)
GMI	2,427	3,082	(655)	(21.3)%	$(0.4)	$—	$0.1	$(0.3)
Corporate	46	32	14	43.8%		$—		$—
Automotive	39,860	39,212	648	1.7%	$1.0	$(0.5)	$0.9	$(0.8)
Cruise	1	25	(24)	(96.0)%		$—		$—
GM Financial	4,164	3,811	353	9.3%				$0.4
Eliminations/reclassifications	(5)	(34)	29	85.3%		$—		$—
Total net sales and revenue	$44,020	$43,014	$1,006	2.3%	$1.0	$(0.5)	$0.9	$(0.4)

Refer to the regional sections of this MD&A for additional information on Volume, Mix, Price and Other.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	March 31, 2025	March 31, 2024			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$32,680	$30,766	$(1,914)	(6.2)%	$(1.0)	$(0.4)	$(0.8)	$0.3
GMI	2,271	2,803	532	19.0%	$0.4	$—	$0.1	$0.1
Corporate	78	28	(50)	n.m.		$—	$—	$—
Cruise	163	400	237	59.3%		$—	$0.2
Eliminations	(1)	—	1	n.m.		$—	$—
Total automotive and other cost of sales	$35,191	$33,996	$(1,195)	(3.5)%	$(0.7)	$(0.4)	$(0.5)	$0.4
__________
n.m. = not meaningful

In the three months ended March 31, 2025, increased Cost was primarily due to: (1) increased manufacturing costs of $0.4 billion; (2) increased material and freight costs of $0.2 billion; and (3) increased warranty-related costs of $0.2 billion; partially offset by (4) decreased engineering costs of $0.2 billion, driven primarily by the wind down of Cruise robotaxi operations. In the three months ended March 31, 2025, favorable Other was primarily due to net foreign currency changes in the Mexican peso, Brazilian real and other currencies.

Refer to the regional sections of this MD&A for additional information on Volume and Mix.

Automotive and Other Selling, General and Administrative Expense

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2025	March 31, 2024		%
Automotive and other selling, general and administrative expense	$1,985	$2,175	$190	8.7%

In the three months ended March 31, 2025, Automotive and other selling, general and administrative expense decreased primarily due to several insignificant items.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2025	March 31, 2024		%
Interest income and other non-operating income, net	$310	$302	$8	2.6%

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2025	March 31, 2024		%
Income tax expense	$719	$762	$43	5.6%

For the three months ended March 31, 2025, our effective tax rate-adjusted (ETR-adjusted) was 20.1%.

Refer to Note 15 to our condensed consolidated financial statements for additional information related to Income tax expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	March 31, 2025	March 31, 2024			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$37,388	$36,099	$1,289	3.6%	$1.5	$(0.5)	$0.9		$(0.5)
EBIT-adjusted	$3,286	$3,840	$(554)	(14.4)%	$0.4	$(0.9)	$0.9	$(0.8)	$(0.2)
EBIT-adjusted margin	8.8%	10.6%	(1.8)%
	(Vehicles in thousands)
Wholesale vehicle sales	827	792	36	4.5%

GMNA Total Net Sales and Revenue In the three months ended March 31, 2025, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes due to increased sales of crossover vehicles, including EVs, mid-size pickup trucks and vans, and full-size SUVs, partially offset by decreased sales of full-size pickup trucks, due to lower planned production for product upgrades, and cars; and (2) favorable Price as a result of stable dealer inventory levels and strong demand for our products; partially offset by (3) unfavorable Mix associated with increased sales of crossover vehicles, including EVs, and decreased sales of full-size pickup trucks, partially offset by increased sales of full-size SUVs and decreased sales of cars; and (4) unfavorable Other due to net foreign currency changes primarily in the Mexican peso.

GMNA EBIT-Adjusted In the three months ended March 31, 2025, EBIT-adjusted decreased primarily due to: (1) unfavorable Mix; (2) unfavorable Cost primarily due to increased manufacturing costs of $0.4 billion, increased warranty-related costs of $0.2 billion and increased material and freight costs of $0.2 billion; and (3) unfavorable Other due to net foreign currency changes primarily in the Mexican peso; partially offset by (4) favorable Price; and (5) increased net wholesale volumes.

GM International

	Three Months Ended		Favorable/ (Unfavorable)		Variance Due To
	March 31, 2025	March 31, 2024		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$2,427	$3,082	$(655)	(21.3)%	$(0.4)	$—	$0.1		$(0.3)
EBIT (loss)-adjusted	$30	$(10)	$40	n.m.	$(0.1)	$—	$0.1	$—	$0.1
EBIT (loss)-adjusted margin	1.2%	(0.3)%	1.5%
Equity income (loss) — Automotive China	$45	$(106)	$151	n.m.
EBIT (loss)-adjusted — excluding Equity income (loss)	$(15)	$96	$(111)	n.m.
	(Vehicles in thousands)
Wholesale vehicle sales	85	104	(19)	(18.3)%
__________
n.m. = not meaningful

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income (loss), which is included in EBIT (loss)-adjusted above.

GMI Total Net Sales and Revenue In the three months ended March 31, 2025, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes in Brazil and in the Middle East primarily due to decreased passenger cars, crossover vehicles and trucks, partially offset by increased volumes in Argentina primarily due to increased sales of crossover vehicles; and (2) unfavorable Other primarily due to the net foreign currency change in the Brazilian real, Argentine peso and Egyptian pound; partially offset by (3) favorable Price across multiple vehicle lines in Argentina.

GMI EBIT (Loss)-Adjusted In the three months ended March 31, 2025, EBIT-adjusted increased primarily due to: (1) favorable Price; and (2) favorable Other primarily due to increased Automotive China JVs equity income (loss); partially offset by (3) decreased net wholesale volumes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Wholesale vehicle sales, including vehicles exported to markets outside of China	454	322
Total net sales and revenue	$5,065	$4,111
Net income (loss)	$70	$(228)

Cruise

	Three Months Ended		Favorable/ (Unfavorable)	%
	March 31, 2025	March 31, 2024
Total net sales and revenue(a)	$1	$25	$(24)	(96.0)%
EBIT (loss)-adjusted	$(273)	$(442)	$169	38.2%
__________
(a)Primarily reclassified to Interest income and other non-operating income, net in our condensed consolidated income statements in the three months ended March 31, 2024.

Cruise EBIT (Loss)-Adjusted In the three months ended March 31, 2025, EBIT (loss)-adjusted decreased primarily due to the commencement of the wind down of the Cruise robotaxi operations and the combination within our GMNA Automotive segment of the GM and Cruise technical efforts to build on the success of Super Cruise and prioritize the development of ADAS on a path to fully autonomous personal vehicles.

GM Financial

	Three Months Ended		Increase/ (Decrease)	%
	March 31, 2025	March 31, 2024
Total revenue	$4,164	$3,811	$353	9.3%
Provision for loan losses	$328	$204	$124	60.8%
EBT-adjusted	$685	$737	$(52)	(7.1)%
Average debt outstanding (dollars in billions)	$115.5	$105.3	$10.2	9.7%
Effective rate of interest paid	5.6%	5.3%	0.3%

GM Financial Revenue In the three months ended March 31, 2025, total revenue increased primarily due to: (1) increased finance charge income of $0.2 billion primarily due to growth in the size of the portfolio and an increase in the retail effective yield resulting from higher average interest rates on new loan originations; and (2) increased leased vehicle income of $0.1 billion primarily due to an increase in the average balance of the leased vehicles portfolio.

GM Financial EBT-Adjusted In the three months ended March 31, 2025, EBT-adjusted decreased primarily due to: (1) increased interest expense of $0.2 billion primarily due to an increase in average debt outstanding, as well as an increase in the effective rate of interest on debt, resulting from higher benchmark interest rates on new issuances relative to maturing debt; (2) increased provision for loan losses of $0.1 billion primarily due to increased loan origination volume and moderating credit performance; partially offset by (3) increased finance charge income of $0.2 billion primarily due to growth in the size of the portfolio and an increase in the retail effective yield resulting from higher average interest rates on new loan originations; and (4) increased leased vehicle income of $0.1 billion primarily due to an increase in the average balance of the leased vehicles portfolio.

Liquidity and Capital Resources We believe our current levels of cash, cash equivalents, marketable debt securities, available borrowing capacity under our credit facilities and other available liquidity actions are sufficient to meet our liquidity requirements in the short- and long-term. We also maintain access to the capital markets and may issue debt or equity securities, which may provide an additional source of liquidity. We have substantial cash requirements going forward, which we plan to fund through our total available liquidity, cash flows from operating activities and additional liquidity measures, if determined to be necessary.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Our known current material uses of cash include, among other possible demands: (1) capital spending and our investments in our battery cell manufacturing joint ventures; (2) payments for engineering and product development activities, including the development of AV technology and software-enabled services; (3) payments associated with previously announced warranty claims, vehicle recalls and any other recall-related contingencies; (4) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (5) dividend payments on our common stock that are declared by our Board of Directors; (6) payments to purchase shares of our common stock authorized by our Board of Directors; and (7) payments of emissions-related regulatory compliance costs. Our material future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on the three objectives of our capital allocation program: (1) grow our business at an average target return on invested capital-adjusted (ROIC-adjusted) rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18.0 billion; and (3) after the first two objectives are met, return available cash to shareholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors not less than once annually.

We continue to monitor and evaluate opportunities to strengthen our competitive position over the long term while maintaining a strong investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations, and the possibility of acquisitions, dispositions and investments with joint venture partners, as well as strategic alliances that we believe would generate significant advantages and substantially strengthen our business. To support our transition to EVs, we anticipate making investments in suppliers or providing funding towards the execution of strategic, multi-year supply agreements to secure critical materials. In addition, we have entered, and plan to continue to enter, into offtake agreements that generally obligate us to purchase defined quantities of output. These arrangements could have a short-term adverse impact on our cash and increase our inventory.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. Risk Factors of our 2024 Form 10-K, some of which are outside of our control.

In February 2025, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion and approved an ASR program to repurchase an aggregate amount of $2.0 billion of our common stock. In February 2025, pursuant to the ASR Agreements, we advanced the $2.0 billion and received an initial delivery of approximately 33 million shares of our common stock with a value of $1.6 billion, which were immediately retired. The final number of shares received under the ASR program will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreements, less a discount pursuant to the terms and conditions of the ASR Agreements, and is expected to occur no later than June 30, 2025.

In the three months ended March 31, 2025, in addition to shares received under the ASR program, we repurchased an insignificant amount of our outstanding common stock. We have $4.3 billion in capacity remaining under our share repurchase program as of March 31, 2025, with no expiration date.

In the three months ended March 31, 2025, we paid dividends of $0.1 billion to holders of our common stock. In February 2025, our Board of Directors approved an increase in the quarterly common stock dividend of $0.03 to $0.15 per share beginning with the quarterly dividend declared in April 2025.

In April 2025, we entered into an agreement with Ultium Cells LLC to fund $1.8 billion as a 5-year term loan to facilitate full voluntary prepayment of loans Ultium Cells LLC received under the U.S. Department of Energy's Advanced Technology Vehicles Manufacturing program.

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

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable debt securities and funds available under credit facilities. The amount of available liquidity is subject to seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. We have not significantly

GENERAL MOTORS COMPANY AND SUBSIDIARIES

changed the management of our liquidity, including our allocation of available liquidity, our portfolio composition and our investment guidelines since December 31, 2024. Refer to Part II, Item 7. MD&A of our 2024 Form 10-K.

In March 2025, we renewed our five-year, $10.0 billion facility, which now matures March 25, 2030. We also renewed our three-year, $4.1 billion facility, which now matures March 25, 2028, and renewed our 364-day, $2.0 billion revolving credit facility allocated for the exclusive use of GM Financial, which now matures March 24, 2026.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $14.4 billion and $14.3 billion at March 31, 2025 and December 31, 2024, which consisted primarily of two credit facilities. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use of GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.6 billion and $0.5 billion at March 31, 2025 and December 31, 2024.

If available capacity permits, GM Financial continues to have access to our automotive credit facilities. GM Financial did not have borrowings outstanding against any of these facilities at March 31, 2025 and December 31, 2024. We had intercompany loans from GM Financial of $0.3 billion at March 31, 2025 and December 31, 2024, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at March 31, 2025 and December 31, 2024. Refer to Note 4 to our condensed consolidated financial statements for additional information.

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of March 31, 2025 and determined we are in compliance and expect to remain in compliance in the future.

GM Financial's Board of Directors declared and paid dividends of $0.4 billion on its common stock in the three months ended March 31, 2025. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio.

The following table summarizes our Automotive available liquidity (dollars in billions):

	March 31, 2025	December 31, 2024
Automotive cash and cash equivalents	$12.0	$14.5
Marketable debt securities	6.9	7.3
Automotive cash, cash equivalents and marketable debt securities	18.9	21.7
Available under credit facilities(a)	13.8	13.8
Total Automotive available liquidity	$32.8	$35.5
__________
(a)We had letters of credit outstanding under our sub-facility of $0.6 billion and $0.5 billion at March 31, 2025 and December 31, 2024.

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Three Months Ended March 31, 2025
Operating cash flow	$2.4
Capital expenditures	(1.8)
ASR and dividends paid	(2.1)
Cruise robotaxi operations wind down	(0.7)
Investment in nonconsolidated affiliates	(0.3)
Other non-operating	(0.3)
Total change in automotive available liquidity	$(2.8)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2025	March 31, 2024
Operating Activities
Net income	$2.7	$2.8	$(0.1)
Depreciation, amortization and impairment charges	1.7	1.5	0.2
Pension and OPEB activities	(0.2)	(0.2)	—
Working capital	(1.5)	(1.5)	—
Accrued and other liabilities and income taxes	(1.4)	0.3	(1.7)
Other(a)	1.1	0.7	0.4
Net automotive cash provided by (used in) operating activities(b)	$2.4	$3.6	$(1.2)
__________
(a)Includes $0.8 billion in dividends received from our nonconsolidated affiliates in the three months ended March 31, 2025; $0.4 billion and $0.5 billion in dividends received from GM Financial in the three months ended March 31, 2025 and 2024; and changes in other assets and liabilities in the three months ended March 31, 2025 and 2024.
(b)Includes $2.3 billion and $1.3 billion in the three months ended March 31, 2025 and 2024, which are eliminated within the condensed consolidated statements of cash flows. Amounts eliminated primarily relate to purchases of, and collections on, wholesale finance receivables provided by GM Financial to our dealers and dividends issued by GM Financial to us.

	Three Months Ended		Change
	March 31, 2025	March 31, 2024
Investing Activities
Capital expenditures	$(1.8)	$(2.7)	$0.9
Acquisitions and liquidations of marketable securities, net	0.4	(0.2)	0.6
Other(a)	(1.1)	(0.3)	(0.8)
Net automotive cash provided by (used in) investing activities(b)	$(2.4)	$(3.3)	$0.9
__________
(a)Includes $0.3 billion and $0.2 billion of GM's investment in nonconsolidated affiliates in the three months ended March 31, 2025 and 2024; and $0.7 billion funding to wind down Cruise robotaxi operations in the three months ended March 31, 2025.
(b)Includes $0.7 billion funding to wind down Cruise robotaxi operations in the three months ended March 31, 2025, which is eliminated within the condensed consolidated statements of cash flows.

	Three Months Ended		Change
	March 31, 2025	March 31, 2024
Financing Activities
Net proceeds (payments) from short-term debt	$(0.1)	$—	$(0.1)
Other(a)	(2.3)	(0.5)	(1.8)
Net automotive cash provided by (used in) financing activities	$(2.3)	$(0.5)	$(1.8)
__________
(a)Includes $2.0 billion in payments related to the ASR in the three months ended March 31, 2025 and $0.3 billion for payments to purchase common stock in the three months ended March 31, 2024; and $0.1 billion for dividends paid in the three months ended March 31, 2025 and 2024.

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the three months ended March 31, 2025, net automotive cash provided by operating activities was $2.4 billion, capital expenditures were $1.8 billion and adjustments for management actions were $0.2 billion.

In the three months ended March 31, 2024, net automotive cash provided by operating activities was $3.6 billion, capital expenditures were $2.7 billion and adjustments for management actions were $0.2 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investor Service and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. As of April 15, 2025, all credit ratings remained unchanged since December 31, 2024.

Cruise Liquidity Cruise available liquidity of $0.1 billion and $0.3 billion at March 31, 2025 and December 31, 2024 consists primarily of cash and cash equivalents. At March 31, 2025, Cruise no longer had any borrowings with GM Financial. The costs to wind down the Cruise robotaxi operations are expected to be funded by Cruise's available liquidity and by us. Cruise's future funding needs to continue winding down the robotaxi operations are not expected to be material.

Cruise Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2025	March 31, 2024
Net cash provided by (used in) operating activities	$(0.5)	$(0.7)	$0.2
Net cash provided by (used in) investing activities	$—	$—	$—
Net cash provided by (used in) financing activities(a)	$0.3	$—	$0.3
__________
(a)Includes intercompany funding activity from GM and GM Financial in the three months ended March 31, 2025, which is eliminated within the condensed consolidated statements of cash flows.

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

The following table summarizes GM Financial's available liquidity (dollars in billions):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$8.4	$5.1
Borrowing capacity on unpledged eligible assets	25.6	21.5
Borrowing capacity on committed unsecured lines of credit	0.8	0.7
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$36.8	$29.3

GM Financial Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2025	March 31, 2024
Net cash provided by (used in) operating activities	$1.9	$1.6	$0.3
Net cash provided by (used in) investing activities(a)	$0.3	$(1.6)	$1.9
Net cash provided by (used in) financing activities(b)	$1.4	$0.4	$1.0
__________
(a)Includes $2.6 billion and $0.9 billion in the three months ended March 31, 2025 and 2024 primarily driven by purchases of, and collections on, wholesale finance receivables and intercompany loans to Cruise which are eliminated within the condensed consolidated statements of cash flows.
(b)Includes $0.4 billion and $0.5 billion in the three months ended March 31, 2025 and 2024 for dividends to GM which are eliminated within the condensed consolidated statements of cash flows.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Change
	March 31, 2025	March 31, 2024
Operating Activities
Net income (loss)	$0.5	$0.5	$—
Depreciation and amortization	1.3	1.3	—
Accretion and amortization of loan and leasing fees	(0.4)	(0.4)	—
Provision for loan losses	0.3	0.2	0.1
Other non-cash income	(0.3)	(0.2)	(0.1)
Changes in assets and liabilities	0.3	0.1	0.3
Deferred income taxes	0.1	—	0.1
Net cash provided by (used in) operating activities	$1.9	$1.6	$0.3

GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity. At March 31, 2025, available liquidity exceeded GM Financial's liquidity targets.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at March 31, 2025 and December 31, 2024. Refer to the "Automotive Liquidity" section of this MD&A for additional details.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At March 31, 2025, secured, committed unsecured and uncommitted unsecured credit facilities totaled $27.1 billion, $0.8 billion and $1.9 billion with advances outstanding of $1.4 billion, an insignificant amount and $1.9 billion.

Critical Accounting Estimates The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A in our 2024 Form 10-K.

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

EBIT-adjusted (Most comparable GAAP measure: Net income attributable to stockholders) EBIT-adjusted is presented net of noncontrolling interests and is used by management and can be used by investors to review our consolidated operating

GENERAL MOTORS COMPANY AND SUBSIDIARIES

results because it excludes automotive interest income, automotive interest expense and income taxes as well as certain additional adjustments that are not considered part of our core operations. Examples of adjustments to EBIT include, but are not limited to, impairment charges on long-lived assets and other exit costs resulting from strategic shifts in our operations or discrete market and business conditions, and certain costs arising from legal matters. For EBIT-adjusted and our other non-GAAP measures, once we have made an adjustment in the current period for an item, we will also adjust the related non-GAAP measure in any future periods in which there is an impact from the item. Our corresponding measure for our GM Financial segment is EBT-adjusted because interest income and interest expense are an integral part of its financial performance.

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

ROIC-adjusted (Most comparable GAAP measure: Return on equity) ROIC-adjusted is used by management and can be used by investors to review our investment and capital allocation decisions. We define ROIC-adjusted as EBIT-adjusted for the trailing four quarters divided by ROIC-adjusted average net assets, which is the average equity balances adjusted for average automotive debt and interest liabilities, exclusive of finance leases; average automotive net pension and OPEB liabilities; and average automotive net income tax assets during the same period.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles Net income (loss) attributable to stockholders to EBIT-adjusted:

	Three Months Ended
	March 31,		December 31,		September 30		June 30,
	2025	2024	2024	2023	2024	2023	2024	2023
Net income (loss) attributable to stockholders	$2,784	$2,980	$(2,961)	$2,102	$3,056	$3,064	$2,933	$2,566
Income tax expense (benefit)	719	762	318	(857)	709	470	767	522
Automotive interest expense	152	219	215	222	206	229	206	226
Automotive interest income	(191)	(186)	(279)	(308)	(274)	(322)	(229)	(251)
Adjustments
Headquarters relocation(a)	26	—	30	—	34	—	—	—
Buick dealer strategy(b)	—	96	643	131	150	93	75	246
China JV restructuring actions(c)	—	—	4,010	—	—	—	—	—
Cruise restructuring(d)	—	—	520	478	—	—	583	—
Restructuring actions(e)	—	—	10	—	190	—	—	—
GMI plant wind down(f)	—	—	4	—	43	—	103	—
Voluntary separation program(g)	—	—	—	130	—	30	—	—
GM Korea wage litigation(h)	—	—	—	(30)	—	—	—	(76)
India asset sales(i)	—	—	—	(111)	—	—	—	—
Total adjustments	26	96	5,217	598	417	123	761	170
EBIT-adjusted	$3,490	$3,871	$2,509	$1,757	$4,115	$3,564	$4,438	$3,234
__________
(a)These adjustments were excluded because they relate to the GM headquarters relocation, primarily consisting of accelerated depreciation.
(b)These adjustments were excluded because they relate to strategic activities to transition certain Buick dealers out of our dealer network as part of Buick’s EV strategy.
(c)These adjustments were excluded because they relate to the other-than-temporary impairment and our portion of restructuring charges recorded in equity earnings associated with our Automotive China JVs.
(d)These adjustments were excluded because they relate to restructuring charges resulting from the plan to combine the Cruise and GM technical efforts to advance autonomous and assisted driving, the indefinite delay of the Cruise Origin and the voluntarily pausing in 2023 of Cruise's driverless, supervised and manual AV operations in the U.S. The adjustments primarily consist of non-cash restructuring charges, supplier-related charges and employee separation costs.
(e)These adjustments were excluded because they relate to employee separation charges primarily in North America.
(f)These adjustments were excluded because they relate to the wind down of our manufacturing operations in Colombia and Ecuador.
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings per common share to EPS-diluted-adjusted:

	Three Months Ended
	March 31, 2025		March 31, 2024
	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$3,361	$3.35	$2,970	$2.56
Adjustments(a)	26	0.03	96	0.08
Tax effect on adjustments(b)	(6)	(0.01)	(24)	(0.02)
Return from preferred shareholders(c)	(593)	(0.59)	—	—
EPS-diluted-adjusted	$2,789	$2.78	$3,042	$2.62
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this section of MD&A for the details of each individual adjustment.
(b)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(c)This adjustment consists of a return from the preferred shareholders related to the redemption of Cruise preferred shares from noncontrolling interest holders in the three months ended March 31, 2025.

The following table reconciles our effective tax rate to ETR-adjusted:

	Three Months Ended
	March 31, 2025			March 31, 2024
	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate
Effective tax rate	$3,572	$719	20.1%	$3,715	$762	20.5%
Adjustments(a)	26	6		96	24
ETR-adjusted	$3,598	$725	20.1%	$3,811	$786	20.6%
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this section of MD&A for adjustment details. These adjustments include Net income attributable to noncontrolling interests where applicable. The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	March 31, 2025	March 31, 2024
Net income attributable to stockholders	$5.8	$10.7
Average equity(a)	$67.9	$71.1
ROE	8.6%	15.1%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	March 31, 2025	March 31, 2024
EBIT-adjusted(a)	$14.6	$12.4
Average equity(b)	$67.9	$71.1
Add: Average automotive debt and interest liabilities (excluding finance leases)	16.0	16.2
Add: Average automotive net pension & OPEB liability	9.1	8.7
Less: Average automotive and other net income tax asset	(22.7)	(21.6)
ROIC-adjusted average net assets	$70.2	$74.5
ROIC-adjusted	20.7%	16.7%
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this section of MD&A.
(b)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may include "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and are often identified by words like “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions. In making these statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new products, services, technologies and customer experiences in response to increased competition and changing consumer needs and preferences; (2) our ability to attract and retain talented and highly skilled employees; (3) our ability to timely fund and introduce new and improved vehicle models, including EVs, that are able to attract a sufficient number of consumers; (4) our ability to profitably deliver a strategic portfolio of EVs; (5) adoptions of EVs by consumers; (6) the success of our current line of ICE vehicles, particularly our full-size SUVs and full-size pickup trucks; (7) our highly competitive industry, which has been historically characterized by excess manufacturing capacity and the use of incentives, and the introduction of new and improved vehicle models by our competitors; (8) the unique technological, operational, regulatory and competitive risks related to our refocused AV strategy on personal vehicles; (9) risks associated with climate change, including increased regulation of GHG emissions, our transition to EVs and the potential increased impacts of severe weather events; (10) global automobile market sales volume, which can be volatile; (11) inflationary pressures and persistently high prices and uncertain availability of raw materials and commodities used by us and our suppliers, and instability in logistics and related costs; (12) our business in China, which is subject to unique operational, competitive, regulatory and economic risks; (13) the success of our ongoing strategic business relationships, particularly with respect to facilitating access to raw materials necessary for the production of EVs, and of our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (14) the international scale and footprint of our operations, which expose us to a variety of unique political, economic, competitive and regulatory risks, including the risk of changes in government leadership and laws (including labor, trade, tax and other laws), political uncertainty or instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, introduction of new or changes to announced tariffs directly and indirectly applicable to our industry, changes in foreign exchange rates and interest rates, economic downturns in the countries in which we operate, differing local product preferences and product requirements, changes to and compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements and union relationships, differing dealer and franchise regulations and relationships, difficulties in obtaining financing in foreign countries, and public health crises, including the occurrence of a contagious disease or illness; (15) any significant disruption, including any work stoppages, at any of our manufacturing facilities; (16) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (17) pandemics, epidemics, disease outbreaks and other public health crises; (18) the possibility that competitors may independently develop products and services similar to ours, or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (19) our ability to manage risks related to security breaches, cyberattacks and other disruptions to our information technology systems and networked products, including connected vehicles; (20) our ability to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

manage security breaches and other disruptions to our in-vehicle systems; (21) our ability to comply with increasingly complex, restrictive and punitive regulations relating to our enterprise data practices, including the collection, use, sharing and security of the personal information of our customers, employees or suppliers; (22) our ability to comply with extensive laws, regulations and policies applicable to our operations and products, including those relating to fuel economy, emissions and AVs; (23) costs and risks associated with litigation and government investigations; (24) the costs and effect on our reputation of product safety recalls and alleged defects in products and services; (25) any additional tax expense or exposure or failure to fully realize available tax incentives; (26) our continued ability to develop captive financing capability through GM Financial; and (27) any significant increase in our pension funding requirements. A further discussion of these risks, uncertainties and other factors can be found in Part I, Item 1A. Risk Factors of our 2024 Form 10-K and our subsequent filings with the SEC.

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

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since December 31, 2024. For further discussion on market risk, refer to Part II, Item 7A. of our 2024 Form 10-K.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2025 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The discussion under Note 14 to our condensed consolidated financial statements is incorporated by reference into this Part II, Item 1.

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2024 Form 10-K, other than as set forth below in this Item 1A.

The U.S. Government has introduced new tariffs applicable to the automotive industry. Such tariffs, and similar tariffs imposed by other governments, could have a material adverse effect on our financial condition and results of operations. The U.S. Government has introduced new tariffs and tariff-related measures, including tariffs specifically related to the automotive industry. The U.S. tariff environment remains highly dynamic and the specific tariffs applicable to goods imported by GM into the U.S., including under the U.S.-Mexico-Canada Agreement, continue to evolve. Import tariffs charged by other countries in which GM does business may also change. As a result, we cannot predict with precision the breadth of tariffs and related costs that will ultimately impact GM, but such costs could be substantial and have a material adverse effect on our financial condition, results of operations and cash flows, and our expected financial results. Based on the ultimate scope, nature and duration of any tariffs implemented, we may take various mitigating actions, such as making changes to our U.S. production plan and reducing or pausing imports, which may not fully offset the impact of tariffs. Tariffs could also cause supply chain disruptions globally, potentially resulting in increased production costs, the inability to receive certain critical parts, increased vehicle prices, reduced incentives and/or lost vehicle production volumes. We may also need to make material changes to our global production footprint and workforce, which could require significant capital expenditures and could result in asset impairments and other charges, including restructuring charges, any of which could be material. These or similar actions may lead to a decrease in our demand and/or market share, and such decreases could be material.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended March 31, 2025:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share (b)(c)	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs(b)
January 1, 2025 through January 31, 2025	299,862	$51.79	231,652	$0.3 billion
February 1, 2025 through February 28, 2025	34,921,985	$48.41	33,016,920	$4.3 billion
March 1, 2025 through March 31, 2025	3,171	$49.13	—	$4.3 billion
Total	35,225,018	$48.44	33,248,572
__________
(a)Shares purchased include shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs and PSUs relating to compensation plans. Refer to our 2024 Form 10-K for additional details on employee stock incentive plans.
(b)In February 2025, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion, with no expiration, and approved an ASR program to repurchase an aggregate amount of $2.0 billion of our common stock. In February 2025, pursuant to the ASR Agreements, we advanced the $2.0 billion and received and immediately retired 33 million shares of our common stock worth $1.6 billion (80% of the aggregate purchase price based on a $48.46 per share closing share price of our common stock on February 26, 2025). The final number of shares received under the ASR program will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreements, less a discount pursuant to the terms and conditions of the ASR Agreements, and is expected to occur no later than June 30, 2025.
(c)The weighted-average price paid per share excludes broker commissions.

*  *  *  *  *  *  *

Item 5. Other Information

During the three months ended March 31, 2025, the following directors or officers of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K: (1) on February 11, 2025, Mark Reuss, President, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 116,060 shares of GM common stock and the exercise of vested stock options and the associated sale of up to 307,570 shares of GM common stock between May 14, 2025 and February 6, 2026, subject to certain conditions; and (2) on February 24, 2025, Christopher Hatto, Vice President, Global Business Solutions and Chief Accounting Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 10,762 shares of GM common stock and the exercise of vested stock options and the associated sale of up to 87,530 shares of GM common stock between May 26, 2025 and January 30, 2026, subject to certain conditions.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
3.1
Restated Certificate of Incorporation of General Motors Company dated December 9, 2010, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of General Motors Company filed December 13, 2010
Incorporated by Reference
3.2
General Motors Company Amended and Restated Bylaws, as amended October 4, 2024, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed October 9, 2024
Incorporated by Reference
10.1†
Fifth Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 25, 2025, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed March 26, 2025
Incorporated by Reference
10.2†
Sixth Amended and Restated 3-Year Revolving Credit Agreement, dated as of March 25, 2025, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed March 26, 2025
Incorporated by Reference
10.3†
Seventh Amended and Restated 364-Day Revolving Credit Agreement, dated as of March 25, 2025, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Company filed March 26, 2025
Incorporated by Reference
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
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

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	May 1, 2025