Form 10-Q
period 2025-06-30
General Motors Co
filed 2025-07-22
CIK 1467858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 11, 2025 there were 952,077,801 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales and revenue
Automotive	$42,869	$44,060	$82,730	$83,273
GM Financial	4,253	3,908	8,412	7,710
Total net sales and revenue (Note 2)	47,122	47,969	91,141	90,983
Costs and expenses
Automotive and other cost of sales	39,289	38,615	74,480	72,611
GM Financial interest, operating and other expenses	3,567	3,109	7,058	6,215
Automotive and other selling, general and administrative expense	2,139	2,372	4,124	4,547
Total costs and expenses	44,995	44,096	85,662	83,372
Operating income (loss)	2,127	3,873	5,479	7,611
Automotive interest expense	198	206	350	425
Interest income and other non-operating income, net	366	60	676	362
Equity income (loss) (Note 7)	80	(84)	142	(189)
Income (loss) before income taxes	2,375	3,643	5,946	7,359
Income tax expense (benefit) (Note 15)	481	767	1,199	1,529
Net income (loss)	1,894	2,877	4,747	5,830
Net loss (income) attributable to noncontrolling interests	1	57	(68)	83
Net income (loss) attributable to stockholders	$1,895	$2,933	$4,680	$5,913

Net income (loss) attributable to common stockholders	$1,865	$2,919	$5,224	$5,889

Earnings per share (Note 18)
Basic earnings per common share	$1.94	$2.57	$5.35	$5.14
Weighted-average common shares outstanding – basic	963	1,136	976	1,145
Diluted earnings per common share	$1.91	$2.55	$5.28	$5.10
Weighted-average common shares outstanding – diluted	976	1,147	989	1,155

Dividends declared per common share	$0.15	$0.12	$0.27	$0.24

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$1,894	$2,877	$4,747	$5,830
Other comprehensive income (loss), net of tax (Note 17)
Foreign currency translation adjustments and other	440	(417)	628	(763)
Defined benefit plans	(142)	45	(179)	121
Unrealized gain (loss) on hedges	(15)	19	(32)	30
Other comprehensive income (loss), net of tax	283	(353)	417	(612)
Comprehensive income (loss)	2,177	2,524	5,164	5,218
Comprehensive loss (income) attributable to noncontrolling interests	(91)	82	(163)	155
Comprehensive income (loss) attributable to stockholders	$2,086	$2,605	$5,001	$5,373

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents (Note 3)	$22,381	$19,872
Marketable debt securities (Note 3)	6,958	7,265
Accounts and notes receivable, net of allowance of $287 and $313	16,722	12,827
GM Financial receivables, net of allowance of $1,140 and $991 (Note 4; Note 9)	44,473	46,362
Inventories (Note 5)	15,454	14,564
Other current assets (Note 3; Note 9)	8,297	7,655
Total current assets	114,285	108,545
Non-current Assets
GM Financial receivables, net of allowance of $1,580 and $1,467 (Note 4; Note 9)	47,043	46,474
Equity in net assets of nonconsolidated affiliates (Note 7)	6,103	7,102
Property, net	52,159	51,904
Goodwill and intangible assets, net (Note 8)	4,488	4,551
Equipment on operating leases, net (Note 6; Note 9)	33,196	31,586
Deferred income taxes	21,478	21,254
Other assets (Note 3; Note 9)	10,631	8,346
Total non-current assets	175,099	171,216
Total Assets	$289,384	$279,761

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$27,077	$25,680
Short-term debt and current portion of long-term debt (Note 10)
Automotive	1,687	2,141
GM Financial (Note 9)	36,627	37,291
Accrued liabilities	28,421	31,154
Total current liabilities	93,812	96,265
Non-current Liabilities
Long-term debt (Note 10)
Automotive	15,512	13,327
GM Financial (Note 9)	81,905	76,973
Postretirement benefits other than pensions (Note 13)	3,989	3,990
Pensions (Note 13)	6,085	5,779
Other liabilities	19,622	17,836
Total non-current liabilities	127,113	117,906
Total Liabilities	220,925	214,171
Commitments, contingencies and uncertainties (Note 14)
Equity (Note 17)
Common stock, $0.01 par value	10	10
Additional paid-in capital	20,610	20,843
Retained earnings	56,675	53,472
Accumulated other comprehensive loss	(10,932)	(11,253)
Total stockholders’ equity	66,363	63,072
Noncontrolling interests	2,096	2,518
Total Equity	68,459	65,590
Total Liabilities and Equity	$289,384	$279,761

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net income (loss)	$4,747	$5,830
Depreciation and impairment of Equipment on operating leases, net	2,438	2,425
Depreciation, amortization and impairment charges on Property, net	3,537	3,859
Foreign currency remeasurement and transaction (gains) losses	262	(148)
Undistributed earnings of nonconsolidated affiliates, net	583	(101)
Pension contributions and OPEB payments	(309)	(430)
Pension and OPEB income, net	32	30
Provision (benefit) for deferred taxes	205	1,127
Change in other operating assets and liabilities	1,473	(3,464)
Net cash provided by (used in) operating activities	12,969	9,128
Cash flows from investing activities
Expenditures for property	(3,953)	(5,352)
Available-for-sale marketable securities, acquisitions	(1,248)	(2,232)
Available-for-sale marketable securities, liquidations	1,719	1,535
Purchases of finance receivables	(19,275)	(16,639)
Principal collections and recoveries on finance receivables	17,286	15,578
Purchases of leased vehicles	(8,591)	(7,489)
Proceeds from termination of leased vehicles	5,326	6,157
Other investing activities	(2,422)	(546)
Net cash provided by (used in) investing activities	(11,158)	(8,987)
Cash flows from financing activities
Net increase (decrease) in short-term debt	29	294
Proceeds from issuance of debt (original maturities greater than three months)	30,668	29,370
Payments on debt (original maturities greater than three months)	(27,316)	(23,904)
Payments to purchase common stock (Note 17)	(2,012)	(1,346)
Issuance (redemption) of subsidiary stock (Note 17)	(29)	—
Dividends paid	(319)	(334)
Other financing activities	(322)	(288)
Net cash provided by (used in) financing activities	699	3,793
Effect of exchange rate changes on cash, cash equivalents and restricted cash	327	(231)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,836	3,702
Cash, cash equivalents and restricted cash at beginning of period	22,964	21,917
Cash, cash equivalents and restricted cash at end of period	$25,800	$25,620

Significant non-cash investing and financing activity
Non-cash property additions	$3,443	$4,889

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity (Permanent Equity)	Noncontrolling Interest Cruise Stock Incentive Awards (Temporary Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2024	$12	$19,130	$55,391	$(10,247)	$3,903	$68,189	$118
Net income (loss)	—	—	2,980	—	(27)	2,953	—
Other comprehensive income (loss)	—	—	—	(212)	(47)	(259)	—
Purchase of common stock (Note 17)	—	208	(539)	—	—	(331)	—
Stock based compensation	—	58	(2)	—	—	56	5
Cash dividends paid on common stock	—	—	(139)	—	—	(139)	—
Other	—	(38)	(4)	—	(2)	(44)	52
Balance at March 31, 2024	11	19,358	57,688	(10,459)	3,828	70,426	175
Net income (loss)	—	—	2,933	—	(57)	2,877	—
Other comprehensive income (loss)	—	—	—	(328)	(25)	(353)	—
Purchase of common stock (Note 17)	—	(363)	(667)	—	—	(1,030)	—
Stock based compensation	—	126	(2)	—	—	124	—
Cash dividends paid on common stock	—	—	(136)	—	—	(136)	—
Dividends to noncontrolling interests	—	—	—	—	(60)	(60)	—
Other	—	481	(9)	—	(419)	52	(175)
Balance at June 30, 2024	$11	$19,602	$59,807	$(10,787)	$3,267	$71,900	$—

Balance at January 1, 2025	$10	$20,843	$53,472	$(11,253)	$2,518	$65,590	$—
Net income (loss)	—	—	2,784	—	69	2,853	—
Other comprehensive income (loss)	—	—	—	131	3	134	—
Issuance (redemption) of subsidiary stock (Note 17)	—	538	—	—	(567)	(29)	—
Purchase of common stock (Note 17)	—	(1,027)	(984)	—	—	(2,012)	—
Stock based compensation	—	(7)	(2)	—	—	(9)	—
Cash dividends paid on common stock	—	—	(116)	—	—	(116)	—
Other	—	(2)	(14)	—	32	16	—
Balance at March 31, 2025	10	20,345	55,140	(11,122)	2,054	66,427	—
Net income (loss)	—	—	1,895	—	(1)	1,894	—
Other comprehensive income (loss)	—	—	—	190	92	283	—
Purchase of common stock (Note 17)	—	213	(213)	—	—	—	—
Stock based compensation	—	52	(2)	—	—	50	—
Cash dividends paid on common stock	—	—	(144)	—	—	(144)	—
Dividends to noncontrolling interests	—	—	—	—	(59)	(59)	—
Other	—	—	(1)	—	10	9	—
Balance at June 30, 2025	$10	$20,610	$56,675	$(10,932)	$2,096	$68,459	$—

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations and Basis of Presentation

General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells trucks, crossovers, cars and automobile parts and provides software-enabled services and subscriptions worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our operations through the following segments: GM North America (GMNA), GM International (GMI) and GM Financial. In December 2024, we announced that we will no longer fund Cruise's robotaxi development work and in February 2025, began to wind down the Cruise robotaxi operations and combined the GM and Cruise ongoing personal autonomous technical efforts in our GMNA Automotive segment. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain revenues and expenses that are not part of a reportable segment.

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

Subsequent Event On July 4, 2025, the One Big Beautiful Bill Act (the Act) was signed into law that includes the extension and modification of certain key provisions of the U.S. Tax Cuts and Jobs Act of 2017 (TCJA), modification of certain Inflation Reduction Act (IRA) incentives, acceleration of the phase-out of clean vehicle and other clean energy credits and sets the civil penalties to zero for noncompliance with corporate average fuel economy (CAFE) standards. The Act also introduces a new auto loan interest deductibility provision that allows some individuals to deduct up to $10,000 per year in interest on new, U.S.-assembled personal vehicles purchased between 2025 and 2028. There are a variety of effective dates in the Act and only certain key provisions with financial reporting implications are expected to affect our financial statements for the year ending December 31, 2025. We are currently unable to estimate the financial impacts of the Act which could be material and may adversely affect electric vehicle (EV) profitability.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 2. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended June 30, 2025
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$37,893	$3,075	$30	$40,998	$—	$—	$—	$40,998
Used vehicles	515	9	—	524	—	—	—	524
Services and other	1,078	243	27	1,348	—	—	—	1,348
Automotive net sales and revenue	39,486	3,326	57	42,869	—	—	—	42,869
Leased vehicle income	—	—	—	—	—	1,940	—	1,940
Finance charge income	—	—	—	—	—	2,048	—	2,048
Other income	—	—	—	—	—	267	(2)	265
GM Financial net sales and revenue	—	—	—	—	—	4,255	(2)	4,253
Net sales and revenue	$39,486	$3,326	$57	$42,869	$—	$4,255	$(2)	$47,122

	Three Months Ended June 30, 2024
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$39,416	$3,091	$8	$42,515	$—	$—	$—	$42,515
Used vehicles	331	7	—	338	—	—	—	338
Services and other	979	200	29	1,208	25	—	(25)	1,208
Automotive net sales and revenue	40,725	3,298	37	44,060	25	—	(25)	44,060
Leased vehicle income	—	—	—	—	—	1,803	—	1,803
Finance charge income	—	—	—	—	—	1,876	(8)	1,868
Other income	—	—	—	—	—	239	(2)	237
GM Financial net sales and revenue	—	—	—	—	—	3,918	(10)	3,908
Net sales and revenue	$40,725	$3,298	$37	$44,060	$25	$3,918	$(35)	$47,969

	Six Months Ended June 30, 2025
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$74,019	$5,200	$48	$79,267	$—	$—	$—	$79,267
Used vehicles	831	17	—	848	—	—	—	848
Services and other	2,023	536	55	2,614	1	—	—	2,615
Automotive net sales and revenue	76,873	5,753	103	82,729	1	—	—	82,730
Leased vehicle income	—	—	—	—	—	3,842	—	3,842
Finance charge income	—	—	—	—	—	4,073	(4)	4,069
Other income	—	—	—	—	—	504	(4)	500
GM Financial net sales and revenue	—	—	—	—	—	8,419	(7)	8,412
Net sales and revenue	$76,873	$5,753	$103	$82,729	$1	$8,419	$(7)	$91,141

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Six Months Ended June 30, 2024
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$74,313	$5,851	$13	$80,177	$—	$—	$—	$80,177
Used vehicles	559	12	—	571	—	—	—	571
Services and other	1,951	516	56	2,523	51	—	(50)	2,524
Automotive net sales and revenue	76,824	6,380	68	83,272	51	—	(50)	83,273
Leased vehicle income	—	—	—	—	—	3,603	—	3,603
Finance charge income	—	—	—	—	—	3,662	(16)	3,646
Other income	—	—	—	—	—	465	(3)	462
GM Financial net sales and revenue	—	—	—	—	—	7,730	(19)	7,710
Net sales and revenue	$76,824	$6,380	$68	$83,272	$51	$7,730	$(69)	$90,983

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales were insignificant and increased revenue by $310 million in the three months ended June 30, 2025 and 2024.

Contract liabilities in our Automotive segments primarily consist of vehicle connectivity, customer rewards programs, maintenance, extended warranty and other contracts of $7.7 billion and $6.6 billion at June 30, 2025 and December 31, 2024, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $606 million and $1.2 billion related to contract liabilities in the three and six months ended June 30, 2025 and $455 million and $945 million in the three and six months ended June 30, 2024. We expect to recognize revenue of $1.3 billion in the six months ending December 31, 2025 and $1.9 billion, $1.3 billion and $3.3 billion in the years ending December 31, 2026, 2027 and thereafter related to contract liabilities at June 30, 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 3. Marketable and Other Securities

The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	June 30, 2025	December 31, 2024
Cash and cash equivalents
Cash and time deposits		$12,547	$12,471
Available-for-sale debt securities
U.S. government and agencies	2	498	26
Corporate debt	2	2,193	1,541
Sovereign debt	2	378	785
Total available-for-sale debt securities – cash equivalents		3,068	2,351
Money market funds	1	6,766	5,050
Total cash and cash equivalents		$22,381	$19,872
Marketable debt securities
U.S. government and agencies	2	$2,610	$3,082
Corporate debt and other	2	3,840	3,592
Mortgage and asset-backed	2	509	591
Total available-for-sale debt securities – marketable securities		$6,958	$7,265
Restricted cash
Cash and cash equivalents		$370	$294
Money market funds	1	3,048	2,798
Total restricted cash		$3,418	$3,092

Available-for-sale debt securities included above with contractual maturities(a)
Due in one year or less		$4,216
Due between one and five years		5,188
Total available-for-sale debt securities with contractual maturities		$9,403
__________
(a)Excludes mortgage and asset-backed securities of $509 million at June 30, 2025 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $621 million and $584 million in the three months ended June 30, 2025 and 2024 and $2.2 billion and $1.1 billion in the six months ended June 30, 2025 and 2024. Net unrealized gains on available-for-sale debt securities were insignificant in the three and six months ended June 30, 2025 and 2024. Cumulative unrealized losses on available-for-sale debt securities were insignificant at June 30, 2025 and December 31, 2024.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

June 30, 2025
Cash and cash equivalents	$22,381
Restricted cash included in Other current assets	2,943
Restricted cash included in Other assets	476
Total	$25,800

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. GM Financial Receivables and Transactions

	June 30, 2025			December 31, 2024
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables	$77,837	$16,399	$94,236	$76,066	$19,228	$95,294
Less: allowance for loan losses	(2,630)	(91)	(2,720)	(2,400)	(58)	(2,458)
GM Financial receivables, net	$75,207	$16,308	$91,516	$73,667	$19,169	$92,836

Fair value of GM Financial receivables utilizing Level 2 inputs			$16,308			$19,169
Fair value of GM Financial receivables utilizing Level 3 inputs			$76,842			$74,729
__________
(a)Commercial finance receivables include dealer financing of $15.8 billion and $18.6 billion, and other financing of $571 million and $604 million at June 30, 2025 and December 31, 2024. Commercial finance receivables are presented net of dealer cash management balances of $3.2 billion and $3.4 billion at June 30, 2025 and December 31, 2024. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Allowance for loan losses at beginning of period	$2,567	$2,355	$2,458	$2,344
Provision for loan losses	354	174	682	378
Charge-offs	(490)	(411)	(968)	(816)
Recoveries	270	222	521	435
Effect of foreign currency	19	(29)	28	(30)
Allowance for loan losses at end of period	$2,720	$2,311	$2,720	$2,311

The allowance for loan losses as a percentage of finance receivables was 2.9% and 2.6% at June 30, 2025 and December 31, 2024. The allowance ratio is based on factors including portfolio credit quality, expectations for recovery rates and economic outlook.

Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at June 30, 2025 and December 31, 2024:

	Year of Origination						June 30, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
Prime – FICO score 680 and greater	$13,597	$20,025	$12,446	$7,360	$3,959	$1,810	$59,196	76.1%
Near-prime – FICO score 620 to 679	2,048	3,046	1,821	1,194	804	393	9,306	12.0%
Sub-prime – FICO score less than 620	1,992	2,992	1,719	1,234	857	541	9,335	12.0%
Retail finance receivables	$17,636	$26,063	$15,986	$9,788	$5,620	$2,744	$77,837	100.0%

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
Prime – FICO score 680 and greater	$24,155	$15,814	$9,749	$5,424	$2,559	$366	$58,067	76.3%
Near-prime – FICO score 620 to 679	3,547	2,227	1,507	1,077	473	159	8,990	11.8%
Sub-prime – FICO score less than 620	3,399	2,059	1,546	1,141	543	322	9,008	11.8%
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $910 million and $958 million at June 30, 2025 and December 31, 2024. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at June 30, 2025 and December 31, 2024, as well as summary totals for June 30, 2024:

	Year of Origination						June 30, 2025		June 30, 2024
	2025	2024	2023	2022	2021	Prior	Total	Percent	Total	Percent
0-to-30 days	$17,493	$25,437	$15,415	$9,327	$5,280	$2,523	$75,474	97.0%	$71,211	97.1%
31-to-60 days	103	435	394	325	247	161	1,665	2.1%	1,551	2.1%
Greater-than-60 days	36	167	157	125	85	57	626	0.8%	509	0.7%
Finance receivables more than 30 days delinquent	139	602	550	450	333	218	2,291	2.9%	2,060	2.8%
In repossession	4	24	21	11	7	3	71	0.1%	64	0.1%
Finance receivables more than 30 days delinquent or in repossession	143	626	571	461	340	221	2,362	3.0%	2,124	2.9%
Retail finance receivables	$17,636	$26,063	$15,986	$9,788	$5,620	$2,744	$77,837	100.0%	$73,335	100.0%

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
0-to-30 days	$30,581	$19,411	$12,207	$7,178	$3,350	$710	$73,438	96.5%
31-to-60 days	374	481	425	340	166	99	1,885	2.5%
Greater-than-60 days	128	188	155	115	55	36	677	0.9%
Finance receivables more than 30 days delinquent	502	669	580	455	221	135	2,562	3.4%
In repossession	17	19	14	10	3	2	66	0.1%
Finance receivables more than 30 days delinquent or in repossession	519	689	595	464	225	136	2,628	3.5%
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer finance receivables portfolio by dealer risk rating at June 30, 2025 and December 31, 2024:

	Year of Origination(a)							June 30, 2025
Dealer Risk Rating	Revolving	2025	2024	2023	2022	2021	Prior	Total	Percent
I	$12,840	$152	$221	$149	$331	$184	$233	$14,109	89.1%
II	905	3	27	29	14	36	5	1,020	6.4%
III	587	4	50	5	14	23	15	699	4.4%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$14,333	$160	$298	$182	$359	$243	$253	$15,828	100.0%
__________
(a)Floorplan advances comprise 99.1% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2024
Dealer Risk Rating	Revolving	2024	2023	2022	2021	2020	Prior	Total	Percent
I	$16,190	$321	$209	$360	$237	$267	$22	$17,606	94.5%
II	621	—	10	26	3	2	—	663	3.6%
III	305	10	4	—	22	—	12	354	1.9%
IV	1	—	—	—	—	—	—	1	—%
Balance at end of period	$17,117	$331	$223	$385	$263	$269	$35	$18,623	100.0%
__________
(a)Floorplan advances comprise 99.5% of the total revolving balance. Dealer term loans are presented by year of origination.

There were no commercial finance receivables on nonaccrual status at June 30, 2025 and December 31, 2024.

Transactions with GM Financial The following tables show transactions between our Automotive segments and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	June 30, 2025	December 31, 2024
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables due from GM consolidated dealers	$324	$279
Subvention receivable from GM(b)	$579	$360
Commercial loan funding payable to GM	$101	$100

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$364	$346	$731	$680
Leased vehicle subvention earned	$437	$359	$852	$723
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive segments made cash payments to GM Financial for subvention of $918 million and $934 million in the three months ended June 30, 2025 and 2024 and $1.6 billion and $1.7 billion in the six months ended June 30, 2025 and 2024.

GM Financial's Board of Directors declared and paid dividends of $350 million and $450 million on its common stock in the three months ended June 30, 2025 and 2024 and $700 million and $900 million in the six months ended June 30, 2025 and 2024.

Note 5. Inventories

	June 30, 2025	December 31, 2024
Total productive material, supplies and work in process	$6,672	$6,444
Finished product, including service parts	8,782	8,120
Total inventories	$15,454	$14,564

Inventories are reflected net of allowances totaling $2.5 billion and $2.0 billion, of which $1.9 billion and $1.4 billion are EV-related, to remeasure inventory on-hand to net realizable value at June 30, 2025 and December 31, 2024. Tariffs, less available offsets and deductions, are capitalized into the cost of inventories as incurred. Offset amounts in excess of tariffs incurred will be recognized as a reduction to future tariffs.

Note 6. Equipment on Operating Leases

Equipment on operating leases consists of leases to retail customers of GM Financial.

	June 30, 2025	December 31, 2024
Equipment on operating leases	$39,758	$38,187
Less: accumulated depreciation	(6,562)	(6,601)
Equipment on operating leases, net	$33,196	$31,586

The estimated residual value of our leased assets at the end of the lease term was $24.5 billion and $23.5 billion at June 30, 2025 and December 31, 2024.

Depreciation expense related to Equipment on operating leases, net was $1.2 billion in the three months ended June 30, 2025 and 2024 and $2.4 billion in the six months ended June 30, 2025 and 2024.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Lease receipts under operating leases	$2,926	$4,566	$2,375	$526	$33	$—	$10,426

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 7. Equity in Net Assets of Nonconsolidated Affiliates

Nonconsolidated affiliates are entities in which we maintain an equity ownership interest and for which we use the equity method of accounting due to our ability to exert significant influence over decisions relating to their operating and financial affairs. Revenue and expenses of our joint ventures are not consolidated into our financial statements, rather, our proportionate share of the earnings of each joint venture is reflected as Equity income (loss) or Automotive and other cost of sales.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Automotive China joint ventures equity income (loss)	$71	$(104)	$116	$(210)
Ultium Cells Holdings LLC equity income (loss)(a)	11	324	252	479
Other joint ventures equity income (loss)	9	21	26	22
Total Equity income (loss)	$91	$240	$394	$291
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

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$6,084	$4,677	$11,149	$8,788
Automotive China JVs' net income (loss)	$127	$(214)	$197	$(442)

Dividends declared but not paid from our nonconsolidated affiliates were $1.4 billion and $395 million at June 30, 2025 and December 31, 2024. Dividends received from our nonconsolidated affiliates were $189 million and $977 million in the three and six months ended June 30, 2025 and insignificant and $190 million in the three and six months ended June 30, 2024. We had net undistributed losses from our nonconsolidated affiliates of $443 million, including $2.7 billion of undistributed losses offset by $2.3 billion of undistributed earnings at June 30, 2025 and insignificant undistributed earnings at December 31, 2024.

In May 2025, we loaned $1.8 billion to Ultium Cells LLC to facilitate full voluntary prepayment of loans Ultium Cells LLC received under the U.S. Department of Energy's (DOE) Advanced Technology Vehicles Manufacturing program. Our loan to Ultium Cells LLC accrues interest at a rate of 5.7% per year, matures in April 2030 and is prepayable without penalties. This loan is presented in Other investing activities in the condensed consolidated statements of cash flows.

In the three months ended June 30, 2025, in connection with Ultium Cells Holdings LLC’s strategic realignment of manufacturing and cell capacity to meet EV demand, we recorded charges of $260 million.

Note 8. Goodwill

Goodwill of $1.9 billion consisted of $1.3 billion in GM Financial at June 30, 2025 and December 31, 2024, and $571 million and an insignificant amount in GMNA at June 30, 2025 and December 31, 2024 and an insignificant amount and $569 million in Cruise at June 30, 2025 and December 31, 2024. During the three months ended March 31, 2025, $571 million of goodwill recorded in the Cruise segment was reallocated to the GMNA segment. The reallocation of the goodwill reflects the wind down of the Cruise robotaxi operations and combination of the GM and Cruise technical efforts in our GMNA Automotive segment to build on the success of Super Cruise and prioritize the development of advanced driver-assistance systems (ADAS) on a path to fully autonomous personal vehicles. We performed goodwill impairment tests prior to and after the reallocation and determined that the goodwill was not impaired.

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

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	June 30, 2025	December 31, 2024
Restricted cash – current	$2,674	$2,410
Restricted cash – non-current	$318	$350
GM Financial receivables – current	$22,315	$27,631
GM Financial receivables – non-current	$28,278	$27,619
GM Financial equipment on operating leases, net	$16,978	$14,252
GM Financial short-term debt and current portion of long-term debt	$17,644	$18,008
GM Financial long-term debt	$33,297	$31,638

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs primarily include our battery cell manufacturing joint ventures to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in our automotive nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support and other off-balance sheet arrangements. The carrying amounts of assets were approximately $3.2 billion and $4.3 billion and liabilities were insignificant related to our nonconsolidated VIEs at June 30, 2025 and December 31, 2024. Our maximum exposure to loss as a result of our involvement with these VIEs was approximately $6.3 billion and $7.0 billion, inclusive of approximately $2.1 billion and $2.3 billion in committed capital contributions to our battery cell manufacturing joint ventures, at June 30, 2025 and December 31, 2024. Our maximum exposure to loss, and required capital contributions, could vary depending on our battery cell manufacturing joint ventures' requirements and access to capital. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 10. Debt

Automotive The following table presents debt in our automotive operations:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$107	$107	$105	$105
Unsecured debt(a)	16,701	16,267	14,980	14,709
Finance lease liabilities	391	393	383	391
Total automotive debt(b)	$17,199	$16,767	$15,467	$15,204

Fair value utilizing Level 1 inputs		$15,922		$14,366
Fair value utilizing Level 2 inputs		$845		$838

Available under credit facility agreements(c)		$13,832		$13,793
Weighted-average interest rate on outstanding short-term debt(d)		8.9%		7.3%
Weighted-average interest rate on outstanding long-term debt(d)		5.9%		5.8%
__________
(a)Primarily consists of senior notes.
(b)Includes net discount and debt issuance costs of $472 million and $439 million at June 30, 2025 and December 31, 2024.
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

In May 2025, we issued $2.0 billion in aggregate principal amount of senior unsecured notes with a weighted average interest rate of 5.7% and maturity dates ranging from 2028 to 2035. The net proceeds from this offering were used for general corporate purposes, including to fund a portion of the $1.8 billion five-year term loan to Ultium Cells LLC and to refinance a portion of our senior notes maturing on October 1, 2025.

GM Financial The following table presents debt of GM Financial:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$50,913	$51,204	$49,573	$49,753
Unsecured debt	67,620	68,312	64,691	65,258
Total GM Financial debt	$118,532	$119,516	$114,264	$115,010

Fair value utilizing Level 2 inputs		$117,071		$112,941
Fair value utilizing Level 3 inputs		$2,445		$2,070

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 9 for additional information on GM Financial's involvement with VIEs. In the six months ended June 30, 2025, GM Financial renewed revolving credit facilities with total borrowing capacity of $12.0 billion and issued $14.8 billion in aggregate principal amount of securitization notes payable with an initial weighted-average interest rate of 4.80% and maturity dates ranging from 2027 to 2037.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the six months ended June 30, 2025, GM Financial issued $8.4 billion in aggregate principal amount of senior notes with an initial weighted-average interest rate of 5.33% and maturity dates ranging from 2027 to 2035.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 11. Derivative Financial Instruments

The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	June 30, 2025			December 31, 2024
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps(b)	2	$43,883	$158	$511	$36,145	$32	$621
Cash flow hedges
Interest rate swaps	2	2,179	23	26	1,873	35	4
Foreign currency swaps(c)	2	9,087	686	51	8,363	80	508
Derivatives not designated as hedges(a)
Interest rate contracts	2	121,711	504	781	123,346	833	1,294
Total derivative financial instruments(d)		$176,860	$1,370	$1,368	$169,727	$981	$2,427
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and six months ended June 30, 2025 and 2024 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)The effect of fair value hedges in the condensed consolidated income statements includes insignificant losses for the three and six months ended June 30, 2025 and 2024.
(c)The effect of foreign currency cash flow hedges recognized in Accumulated other comprehensive loss in the condensed consolidated statements of comprehensive income includes gains of $489 million and insignificant losses for the three months ended June 30, 2025 and 2024, and gains of $645 million and losses of $215 million for the six months ended June 30, 2025 and 2024. The effect of foreign currency cash flow hedges reclassified from Accumulated other comprehensive loss in the condensed consolidated statements of comprehensive income into income includes gains of $480 million and insignificant losses for the three months ended June 30, 2025 and 2024 and gains of $711 million and losses of $212 million for the six months ended June 30, 2025 and 2024. During the next 12 months, we expect insignificant gains will be reclassified into pre-tax earnings from foreign currency cash flow hedges designated for hedge accounting.
(d)The fair value of derivative instruments that are classified as assets or liabilities available for offset was $652 million at June 30, 2025 and $693 million at December 31, 2024. GM Financial held $62 million and $190 million of collateral from counterparties available for netting against GM Financial's asset positions and posted $687 million and $1.2 billion of collateral to counterparties available for netting against GM Financial's liability positions at June 30, 2025 and December 31, 2024.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	June 30, 2025		December 31, 2024
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$4,663	$37	$6,406	$(6)
Long-term unsecured debt	31,261	722	30,258	1,287
GM Financial unsecured debt	$35,924	$759	$36,664	$1,281
__________
(a)Includes $594 million and $719 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at June 30, 2025 and December 31, 2024.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 12. Product Warranty and Related Liabilities

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Product warranty and related liabilities
Warranty balance at beginning of period	$10,873	$9,356	$10,571	$9,295
Warranties issued and assumed in period – recall campaigns	471	390	614	656
Warranties issued and assumed in period – product warranty	887	888	1,676	1,556
Payments	(1,330)	(1,030)	(2,533)	(2,054)
Adjustments to pre-existing warranties	741	463	1,306	637
Effect of foreign currency and other	56	(23)	64	(47)
Warranty balance at end of period	11,698	10,043	11,698	10,043
Less: Supplier recoveries balance at end of period(a)	475	646	475	646
Warranty balance, net of supplier recoveries at end of period	$11,223	$9,397	$11,223	$9,397
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Product warranty expense, net of recoveries
Warranties issued and assumed in period	$1,358	$1,278	$2,290	$2,211
Supplier recoveries accrued in period	(186)	(79)	(337)	(137)
Adjustments and other	797	440	1,371	590
Warranty expense, net of supplier recoveries	$1,969	$1,639	$3,323	$2,664

For estimates related to reasonably possible losses in excess of amounts accrued for recall campaigns, refer to Note 14 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 13. Pensions and Other Postretirement Benefits

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$42	$59	$3	$47	$36	$2
Interest cost	498	14	54	533	133	58
Expected return on plan assets	(648)	(17)	—	(685)	(137)	—
Amortization of prior service cost (credit)	16	2	—	15	1	(1)
Amortization of net actuarial (gains) losses	3	10	(4)	2	11	—
Net periodic pension and OPEB (income) expense	$(89)	$68	$53	$(88)	$44	$59

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$83	$89	$5	$94	$70	$5
Interest cost	997	34	109	1,066	261	114
Expected return on plan assets	(1,296)	(42)	—	(1,370)	(268)	—
Amortization of prior service cost (credit)	32	4	—	30	2	(1)
Amortization of net actuarial (gains) losses	5	20	(8)	4	23	—
Net periodic pension and OPEB (income) expense	$(179)	$105	$106	$(176)	$88	$118

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income presented in Interest income and other non-operating income, net are insignificant in the three and six months ended June 30, 2025 and 2024.

Note 14. Commitments, Contingencies and Uncertainties

Litigation-Related Liability and Indirect Tax-Related Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At June 30, 2025 and December 31, 2024, we had accruals of $1.1 billion for such legal actions in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the potential loss. Some matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that cannot be reasonably estimated. Accordingly, while we believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated, it is possible that adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Currently, various consumer lawsuits have been filed against the Seller and Stellantis in Germany, the United Kingdom, Austria and the Netherlands alleging that Opel and Vauxhall vehicles sold by the Seller violated applicable emissions standards. In addition, we indemnified Stellantis for an immaterial amount for certain recalls that Stellantis has conducted or will conduct, including recalls in certain geographic locations that Stellantis intends to conduct related to Takata Corporation (Takata) inflators in legacy Opel vehicles. We may in the future be required to further indemnify Stellantis relating to its Takata recalls, but we believe such further indemnification to be remote at this time.

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

There are several putative class actions pending against GM in the U.S. and Canada alleging that various vehicles sold, including model year 2011–2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal and state laws because they release more emissions than a reasonable customer would expect. In July 2023, the two putative class actions pending in the U.S. were dismissed with prejudice and judgment entered in favor of GM, and plaintiffs appealed the dismissal. In August 2024, the Sixth Circuit reversed in part and affirmed in part the dismissal in one of the cases. In June 2025, a different panel in the second case affirmed in part, vacated in part and remanded for further proceedings. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from these actions. GM has also faced a series of additional lawsuits in the U.S. based on these allegations, including a shareholder demand lawsuit that remains pending.

There are several putative class actions and two certified class actions pending against GM in the U.S. alleging that various 2011–2014 model year vehicles are defective because they excessively consume oil. We have reached an agreement to resolve all of these pending matters and have accrued an immaterial amount related to these proceedings.

There is one putative class action and one certified class action pending against GM in the U.S. alleging that various 2015–2022 model year vehicles are defective because they are equipped with faulty 8-speed transmissions. In March 2023, the judge overseeing the class action concerning 2015–2019 model year vehicles certified 26 state subclasses and GM appealed. In June 2025, the Sixth Circuit decertified all 26 state subclasses and remanded to the district court for further proceedings. The putative class action concerning 2020–2022 model year vehicles is pending in front of a different judge that has not yet addressed class certification. We have similar cases pending in Canada concerning these vehicles. We are currently unable to estimate any reasonably possible or probable material loss or range of loss that may result from these proceedings in excess of amounts accrued.

There is a class action pending against GM in the U.S., and a putative class action in Canada, alleging that 2011–2016 model year Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles are equipped with defective fuel pumps that are prone to failure. In March 2023, the U.S. court certified seven state subclasses. We reached an agreement to settle the U.S. matter on terms consistent with our accrual and the settlement agreement received final court approval in May 2025.

Beyond the class action litigations disclosed, we have several other class action litigations pending at any given time. Historically, relatively few classes have been certified in these types of cases. Therefore, we will generally only disclose specific class actions if a class is certified and we believe there is a reasonably possible material exposure to the Company.

Takata Matters In November 2020, the National Highway Traffic Safety Administration (NHTSA) directed that we replace the Takata airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and sport utility vehicles (SUVs), and we decided not to contest NHTSA's decision. While we have already begun the process of executing the recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the year ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy. At June 30, 2025, our remaining accrual for these matters was $402 million, and we believe the currently accrued amount remains reasonable.

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

Chevrolet Bolt Recall In July 2021, we initiated a voluntary recall for certain 2017–2019 model year Chevrolet Bolt EVs due to the risk that two manufacturing defects present in the same battery cell could cause a high voltage battery fire in certain of these vehicles. After further investigation into the manufacturing processes at our battery supplier, LGES, and disassembling battery packs, we determined that the risk of battery cell defects was not confined to the initial recall population. As a result, in August 2021, we expanded the recall to include all 2017–2022 model year Chevrolet Bolt EV and Chevrolet Bolt Electric Utility Vehicles (EUVs). LG Electronics, Inc. and LGES (collectively, LG), have agreed to reimburse GM for certain costs and expenses associated with the recall. The commercial negotiations with LG also resolved other commercial matters associated with our Ultium Cells Holdings LLC joint venture with LGES. Accordingly, as of June 30, 2025, we had accrued a total of $2.7 billion and recognized receivables totaling $1.7 billion in connection with these matters. At June 30, 2025, our remaining accrual for these matters was $0.3 billion. These charges reflect our current best estimate for the cost of the recall remedy, which includes non-traditional recall remedies provided by GM to enhance customer satisfaction. The actual costs of the recall could be materially higher or lower.

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

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2025 to 2030, or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on royalties received associated with vehicles sold to date were $3.7 billion for these guarantees at June 30, 2025 and December 31, 2024, the majority of which relates to the indemnification agreements.

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

Supplier Finance Programs Third-party finance providers offer certain suppliers the option for payment in advance of their invoice due date through financing programs that we established. We retain our obligation to the participating suppliers, and we make payments directly to the third-party finance providers on the original invoice due date pursuant to the original invoice terms. There are no assets pledged as security or other forms of guarantees provided for committed payments. Our outstanding eligible balances under our supplier finance programs were $1.7 billion and $0.9 billion at June 30, 2025 and December 31, 2024, which are recorded in Accounts payable (principally trade).

Indirect Tax-Related Matters Tax matters not subject to the provision of Accounting Standards Codification 740, "Income Taxes" that pertain to value added taxes, customs, duties, sales tax, property taxes and other non-income tax exposures are evaluated globally. For indirect tax-related matters, we estimate our reasonably possible loss in excess of amounts accrued to be up to $6.6 billion at June 30, 2025. Certain indirect tax-related administrative proceedings may require that we deposit funds in escrow or provide an alternative form of security. We are not able to estimate the timing or amount of potential deposits and currently believe any required amounts will not be material.

Emissions-Related Uncertainties We are subject to state and federal governmental regulations, as well as regulations from governments outside of the U.S., relating to fuel economy standards and greenhouse gas (GHG) emissions. Based on our current and forecasted sales mix, we expect in the near-term to have shortfalls in complying with current U.S. regulations. There are several methods to comply with these regulations that we have utilized and may continue to utilize, including, but not limited to, increasing production and sales of certain vehicles, such as EVs; curtailing production of certain vehicles, such as internal combustion engine (ICE) vehicles; certain technology changes; and/or the purchase of GHG credits from third parties. There is uncertainty around the future availability of credits and consumer demand for EVs, each of which could impact our

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
ability to comply with these regulations. In addition, the U.S. Government has indicated it may take action to reduce the stringency and/or scope of these regulations, which could improve our compliance position. In July 2025, the Act set the civil penalties for noncompliance with CAFE standards to zero. Refer to Note 1 for additional information on U.S. legislation signed into law after the three months ended June 30, 2025. Under other current regulations, shortfalls to certain other emissions standards could result in legal or regulatory proceedings, the recall or decertification of one or more of our products, negotiated remedial actions, fines and penalties, and/or restricted product offerings. We recorded compliance-related costs of $0.2 billion in the three months ended June 30, 2025 and 2024 and $0.4 billion in the six months ended June 30, 2025 and 2024 in Automotive and other costs of sales. Additional compliance costs, including potential fines and penalties, are not reasonably estimable and could be substantial.

Note 15. Income Taxes

In the three months ended June 30, 2025 and 2024, Income tax expense of $481 million and $767 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation. In the six months ended June 30, 2025 and 2024, Income tax expense of $1.2 billion and $1.5 billion was primarily due to tax expense attributable to entities included in our effective tax rate calculation. Refer to Note 1 for additional information on U.S. legislation signed into law after the three months ended June 30, 2025.

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

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance at beginning of period	$1,021	$565	$1,243	$779
Additions, interest accretion and other	370	299	502	412
Payments	(541)	(247)	(894)	(572)
Revisions to estimates and effect of foreign currency	4	(1)	4	(4)
Balance at end of period	$854	$615	$854	$615

We recorded no charges in the three and six months ended June 30, 2025 and incurred $465 million in cash outflows in the six months ended June 30, 2025 resulting from strategic restructuring activities in GMNA related to Buick dealerships. Cumulatively, we have incurred charges of approximately $2.0 billion and cash outflows of $1.8 billion related to this initiative. The remaining $254 million is expected to be paid by the end of 2025.

In October 2023, Cruise voluntarily paused all of its driverless, supervised and manual autonomous vehicle (AV) operations in the U.S. while it examined its processes, systems and tools. In conjunction with these actions, Cruise recorded charges before noncontrolling interest of $529 million in the year ended December 31, 2023, which included non-cash restructuring charges of $250 million. In June 2024, Cruise indefinitely delayed the Cruise Origin and recognized primarily non-cash charges before noncontrolling interest of $631 million. In December 2024, in conjunction with GM's announcement of its decision to no longer fund Cruise's robotaxi development work and its plans to combine the Cruise and GM technical efforts to advance autonomous and assisted driving, Cruise recorded net charges before noncontrolling interest of $522 million, which included net non-cash restructuring charges of $173 million. Cumulatively, we have incurred $496 million of cash outflows resulting from these restructuring activities and expect the remaining cash outflows related to these activities of $219 million to be completed by the end of 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 17. Stockholders' Equity and Noncontrolling Interests

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at June 30, 2025 and December 31, 2024. We had 957 million and 995 million shares of common stock issued and outstanding at June 30, 2025 and December 31, 2024.

Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our total dividends paid on common stock were $144 million and $260 million for the three and six months ended June 30, 2025 and $136 million and $274 million for the three and six months ended June 30, 2024.

In February 2025, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion and approved an accelerated share repurchase (ASR) program to repurchase an aggregate amount of $2.0 billion of our common stock. In February 2025, pursuant to the agreements entered into in connection with the ASR (collectively, the ASR Agreements), we advanced the $2.0 billion and received an initial delivery of approximately 33 million shares of our common stock with a value of $1.6 billion, which were immediately retired. In the three months ended June 30, 2025, we received and retired 10 million additional shares upon settlement of the transactions contemplated under the ASR program. The final number of shares received was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreements, less a discount pursuant to the terms and conditions of the ASR Agreements.

In the six months ended June 30, 2025 and 2024, in addition to shares received under ASR programs, we repurchased an insignificant amount and approximately 31 million shares of our outstanding common stock for $1.4 billion.

Cruise Common and Preferred Shares In February 2025, we acquired all of the Cruise common shares and Cruise Class F and Class G Preferred Shares held by noncontrolling shareholders for an insignificant amount. We have completed the process of compensating a majority of the former Cruise shareholders. In the three months ended June 30, 2025, there were no changes in our ownership interest in Cruise. During the six months ended June 30, 2025, the effect on the equity attributable to us for changes in our ownership interest in Cruise was insignificant for Cruise common shares.

During the three and six months ended June 30, 2025, net income attributable to shareholders and transfers to the noncontrolling interest in Cruise and other subsidiaries were $1.9 billion and $5.2 billion, which includes a $538 million increase in equity attributable to us, mainly due to the redemption of Cruise preferred shares in February 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Foreign Currency Translation Adjustments
Balance at beginning of period	$(3,482)	$(2,750)	$(3,630)	$(2,457)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)(c)	350	(405)	497	(698)
Balance at end of period	$(3,133)	$(3,155)	$(3,133)	$(3,155)

Defined Benefit Plans
Balance at beginning of period	$(7,706)	$(7,589)	$(7,669)	$(7,665)
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment, net of tax(a)(c)	(166)	22	(225)	73
Reclassification adjustment, net of tax(c)	23	24	46	49
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(c)	(142)	45	(179)	121
Balance at end of period(d)	$(7,848)	$(7,544)	$(7,848)	$(7,544)

Unrealized Income (Loss) on Cash Flow Hedges
Balance at beginning of period	$68	$(5)	$86	$(20)
Other comprehensive income (loss) and noncontrolling interest before reclassification adjustment, net of tax(a)(c)	447	(36)	698	(188)
Reclassification adjustment, net of tax(c)	(485)	57	(754)	224
Other comprehensive income (loss), net of tax(a)(c)	(38)	21	(57)	36
Balance at end of period	$30	$16	$30	$16
__________
(a)The noncontrolling interests were insignificant in the three and six months ended June 30, 2025 and 2024.
(b)The reclassification adjustment was insignificant in the three and six months ended June 30, 2025 and 2024.
(c)The income tax effect was insignificant in the three and six months ended June 30, 2025 and 2024.
(d)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2024 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 18. Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic earnings per share
Net income (loss) attributable to stockholders	$1,895	$2,933	$4,680	$5,913
Adjustments(a)	(30)	(15)	544	(24)
Net income (loss) attributable to common stockholders	$1,865	$2,919	$5,224	$5,889

Weighted-average common shares outstanding	963	1,136	976	1,145

Basic earnings per common share	$1.94	$2.57	$5.35	$5.14
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$1,865	$2,919	$5,224	$5,889

Weighted-average common shares outstanding – basic	963	1,136	976	1,145
Dilutive effect of awards under stock incentive plans	12	11	13	9
Weighted-average common shares outstanding – diluted	976	1,147	989	1,155

Diluted earnings per common share	$1.91	$2.55	$5.28	$5.10
Potentially dilutive securities(b)	6	4	6	4
__________
(a)Includes a $593 million return from the preferred shareholders related to the redemption of Cruise preferred shares from noncontrolling interest holders in the six months ended June 30, 2025.
(b)Potentially dilutive securities attributable to outstanding stock options, Performance Stock Units and Restricted Stock Units (RSUs) at June 30, 2025 and stock options and RSUs at June 30, 2024, were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

Note 19. Segment Reporting

Our chief operating decision-maker, who is Chair and Chief Executive Officer, analyzes the results of our business through the following reportable segments: GMNA, GMI and GM Financial. Our chief operating decision-maker evaluates the operating results and performance of our Automotive segments through earnings before interest and income taxes (EBIT)-adjusted, which is presented net of noncontrolling interests. Our chief operating decision-maker evaluates GM Financial through earnings before income taxes-adjusted (EBT-adjusted) because interest income and interest expense are an integral part of its operational and financial performance. These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions and to monitor budget-to-actual variances on a monthly basis. To manage operations and make decisions regarding resource allocations, our chief operating decision-maker is regularly provided and reviews expense information at a consolidated, functional level for our global purchasing and supply chain, manufacturing and engineering functions. Warranty and quality metrics are also viewed on a consolidated basis. Currently, a focus is being placed on driving an efficient, consolidated fixed cost structure and managing overall global headcount. Vehicle-level profitability metrics are also reviewed during the planning stage and throughout a program's life cycle on a forecasted basis, and not on an actual basis. Each segment has a manager responsible for executing our strategic initiatives.

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

The following tables summarize key financial information by segment:

	At and For the Three Months Ended June 30, 2025
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$39,486	$3,326	$57	$—	$42,869	$—	$4,255	$(2)	$47,122
Segment expenses and other items(a)	(37,466)	(3,382)	(351)	—	(41,199)	—	(3,551)	2	(44,748)
Adjustments(b)	395	260	8	—	663	—	—	—	663
Earnings (loss) before interest and taxes-adjusted	$2,415	$204	$(286)	$—	$2,333	$—	$704	$—	$3,037
Adjustments(b)									(663)
Automotive interest income									200
Automotive interest expense									(198)
Net income (loss) attributable to noncontrolling interests									(1)
Income (loss) before income taxes									2,375
Income tax benefit (expense)									(481)
Net income (loss)									1,894
Net loss (income) attributable to noncontrolling interests									1
Net income (loss) attributable to stockholders									$1,895

Equity in net assets of nonconsolidated affiliates	$3,109	$1,511	$226	$—	$4,846	$—	$1,257	$—	$6,103
Goodwill and intangibles	$2,479	$663	$—	$—	$3,141	$1	$1,346	$—	$4,488
Total assets	$161,262	$23,418	$28,335	$(65,630)	$147,384	$441	$142,893	$(1,335)	$289,384
Expenditures for property	$2,014	$89	$28	$—	$2,131	$—	$6	$—	$2,137
Depreciation and amortization	$1,642	$131	$9	$—	$1,782	$—	$1,243	$—	$3,026
Impairment charges	$—	$18	$—	$—	$18	$—	$—	$—	$18
Equity income (loss)(c)	$12	$77	$(14)	$—	$75	$—	$16	$—	$91
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
(b)Consists of charges for Ultium Cells Holdings LLC strategic realignment and Cruise restructuring in GMNA; charges related to restructuring activities and manufacturing operations wind down in GMI; and headquarters relocation in Corporate.
(c)Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended June 30, 2024
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$40,725	$3,298	$37	$—	$44,060	$25	$3,918	$(35)	$47,969
Segment expenses and other items(a)	(36,367)	(3,351)	(437)	—	(40,156)	(1,066)	(3,096)	27	(44,291)
Adjustments(b)	75	103	—	—	178	583	—	—	761
Earnings (loss) before interest and taxes-adjusted	$4,433	$50	$(401)	$—	$4,082	$(458)	$822	$(8)	$4,438
Adjustments(b)									(761)
Automotive interest income									229
Automotive interest expense									(206)
Net income (loss) attributable to noncontrolling interests									(57)
Income (loss) before income taxes									3,643
Income tax benefit (expense)									(767)
Net income (loss)									2,877
Net loss (income) attributable to noncontrolling interests									57
Net income (loss) attributable to stockholders									$2,933

Equity in net assets of nonconsolidated affiliates	$3,357	$5,701	$—	$—	$9,059	$—	$1,675	$—	$10,734
Goodwill and intangibles	$2,025	$692	$—	$—	$2,717	$714	$1,346	$—	$4,778
Total assets	$163,099	$25,867	$41,356	$(83,178)	$147,144	$3,882	$135,902	$(3,972)	$282,956
Expenditures for property	$2,461	$74	$4	$—	$2,539	$(10)	$6	$35	$2,569
Depreciation and amortization	$1,515	$147	$20	$—	$1,682	$7	$1,192	$—	$2,880
Impairment charges	$—	$—	$—	$—	$—	$605	$—	$—	$605
Equity income (loss)(c)	$330	$(103)	$—	$—	$227	$—	$14	$—	$240
__________
(a)Segment expenses and other items for Automotive segments primarily include material and logistics; manufacturing; equity income; selling, general and administrative people-related costs; advertising; information technology; engineering; professional services; and policy, campaign and warranty. GM Financial items primarily consist of GM Financial interest expense; leased vehicle depreciation; people-related costs; provision for loan losses and gains and losses on termination of leased vehicles. Cruise items primarily consist of impairment charges and people-related costs.
(b)Consists of charges for strategic activities related to Buick dealerships in GMNA, charges related to manufacturing operations wind down in GMI and charges related to Cruise restructuring.
(c)Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Six Months Ended June 30, 2025
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$76,873	$5,753	$103	$—	$82,729	$1	$8,419	$(7)	$91,141
Segment expenses and other items(a)	(71,567)	(5,779)	(657)	—	(78,003)	(274)	(7,030)	4	(85,303)
Adjustments(b)	395	260	34	—	689	—	—	—	689
Earnings (loss) before interest and taxes-adjusted	$5,702	$234	$(520)	$—	$5,415	$(273)	$1,389	$(4)	$6,527
Adjustments(b)									(689)
Automotive interest income									391
Automotive interest expense									(350)
Net income (loss) attributable to noncontrolling interests									68
Income (loss) before income taxes									5,946
Income tax benefit (expense)									(1,199)
Net income (loss)									4,747
Net loss (income) attributable to noncontrolling interests									(68)
Net income (loss) attributable to stockholders									$4,680

Expenditures for property	$3,719	$182	$39	$—	$3,940	$2	$10	$—	$3,953
Depreciation and amortization	$3,230	$233	$36	$—	$3,499	$5	$2,456	$—	$5,959
Impairment charges	$—	$18	$—	$—	$18	$—	$—	$—	$18
Equity income (loss)(c)	$255	$125	$(14)	$—	$366	$—	$28	$—	$394
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
(b)Consists of charges for Ultium Cells Holdings LLC strategic realignment and Cruise restructuring in GMNA; charges related to restructuring activities and manufacturing operations wind down in GMI; and headquarters relocation in Corporate.
(c)Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

	For the Six Months Ended June 30, 2024
	GMNA	GMI	Corporate	Eliminations	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Net sales and revenue	$76,824	$6,380	$68	$—	$83,272	$51	$7,730	$(69)	$90,983
Segment expenses and other items(a)	(68,722)	(6,443)	(714)	—	(75,879)	(1,534)	(6,171)	53	(83,530)
Adjustments(b)	171	103	—	—	274	583	—	—	857
Earnings (loss) before interest and taxes-adjusted	$8,273	$40	$(645)	$—	$7,667	$(900)	$1,559	$(16)	$8,310
Adjustments(b)									(857)
Automotive interest income									414
Automotive interest expense									(425)
Net income (loss) attributable to noncontrolling interests									(83)
Income (loss) before income taxes									7,359
Income tax benefit (expense)									(1,529)
Net income (loss)									5,830
Net loss (income) attributable to noncontrolling interests									83
Net income (loss) attributable to stockholders									$5,913

Expenditures for property	$5,091	$167	$8	$—	$5,267	$2	$10	$73	$5,352
Depreciation and amortization	$2,924	$272	$25	$—	$3,221	$12	$2,445	$—	$5,678
Impairment charges	$—	$—	$—	$—	$—	$605	$—	$—	$605
Equity income (loss)(c)	$457	$(211)	$—	$—	$245	$—	$45	$—	$291
__________
(a)Segment expenses and other items for Automotive segments primarily include material and logistics; manufacturing; equity income; selling, general and administrative people-related costs; advertising; information technology; engineering; professional services; and policy, campaign and warranty. GM Financial items primarily consist of GM Financial interest expense; leased vehicle depreciation; people-related costs; provision for loan losses and gains and losses on termination of leased vehicles. Cruise items primarily consist of impairment charges and people-related costs.
(b)Consists of charges for strategic activities related to Buick dealerships in GMNA, charges related to manufacturing operations wind down in GMI and charges related to Cruise restructuring.
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

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A, Part I, Item 1A. Risk Factors of our 2024 Form 10-K and Part II, Item 1A. Risk Factors for a discussion of these risks and uncertainties. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.

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

Our financial performance continues to be driven by the strength of our vehicle portfolio, including high margin full-size pickup trucks and SUVs, strong consumer demand for our products and the execution of our core business strategy. We remain focused on maintaining an efficient cost structure and pricing discipline. We continue to prioritize driving down costs and building scale in our EV portfolio to improve profitability. In February 2025, we completed the acquisition of the noncontrolling interests in Cruise and are prioritizing the development of ADAS on a path to fully autonomous personal vehicles. We are monitoring industry pricing pressures, changing interest rates, inflation, warranty claims, consumer demand trends, changes to the regulatory environment, including with respect to fuel economy standards, GHG emissions regulations, corporate taxes and EV incentives.

In the first quarter of 2025, the U.S. Government announced new tariffs, inclusive of vehicles and parts imported into the U.S. The tariff environment continues to remain highly dynamic and the specific tariffs applicable to goods imported by GM and its suppliers into the U.S., including under the U.S.-Mexico-Canada Agreement, continue to evolve, as do import tariffs charged by other countries. Based on the current tariff environment, we estimate that impacts to EBIT-adjusted could range from $4.0 billion to $5.0 billion for the year ending December 31, 2025. Refer to Part II, Item 1A. Risk Factors for a full discussion of the risks associated with the U.S. tariff environment.

On July 4, 2025, the Act was signed into law that includes the extension and modification of certain key provisions of the TCJA, modification of certain IRA incentives, acceleration of the phase-out of clean vehicle and other clean energy credits and sets the civil penalties to zero for noncompliance with CAFE standards. The Act also introduces a new auto loan interest deductibility provision that allows some individuals to deduct up to $10,000 per year in interest on new, U.S.-assembled personal vehicles purchased between 2025 and 2028. There are a variety of effective dates in the Act and only certain key provisions with financial reporting implications are expected to affect our financial statements for the year ending December 31, 2025. We are currently unable to estimate the financial impacts of the Act which could be material and may adversely affect EV profitability.

As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These actions could give rise to future asset impairments or other charges, which may have a material impact on our operating results. Refer to the "Consolidated Results" and regional sections of this MD&A for additional information.

We face continuing market, operating and regulatory challenges in several countries across the globe due to, among other factors, competitive pressures, our product portfolio offerings, heightened emission standards, labor disruptions, foreign exchange volatility, evolving trade policy and political uncertainty. Refer to Part I, Item 1A. Risk Factors in our 2024 Form 10-K and Part II, Item 1A. Risk Factors for a discussion of these challenges.

For the year ending December 31, 2025, we expect Net income attributable to stockholders of between $7.7 billion and $9.5 billion, EBIT-adjusted of between $10.0 billion and $12.5 billion, EPS-diluted of between $8.22 and $9.97 and EPS-diluted-adjusted of between $8.25 and $10.00. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles expected Net income attributable to stockholders to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2025
Net income attributable to stockholders	$ 7.7-9.5
Income tax expense	1.6-2.3
Automotive interest income, net	(0.0)
Adjustments(a)	0.7
EBIT-adjusted	$ 10.0-12.5
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

The following table reconciles expected EPS-diluted to expected EPS-diluted-adjusted:

Year Ending December 31, 2025
Diluted earnings per common share	$ 8.22-9.97
Adjustments(a)	0.03
EPS-diluted-adjusted	$ 8.25-10.00
__________
(a)Refer to the reconciliation of diluted earnings per common share to EPS-diluted-adjusted within this MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

GMNA Industry sales in North America were 10.3 million units in the six months ended June 30, 2025, representing an increase of 4.0% compared to the corresponding period in 2024. U.S. industry sales were 8.3 million units in the six months ended June 30, 2025, representing an increase of 3.8% compared to the corresponding period in 2024.

Our total vehicle sales in the U.S., our largest market in North America, were 1.4 million units for market share of 17.3% in the six months ended June 30, 2025, representing an increase of 1.2 percentage points compared to the corresponding period in 2024.

We achieved strong margins in the six months ended June 30, 2025 driven by the strength of our product portfolio and ongoing cost discipline. However, the evolving tariff and policy landscape could have a material impact on our profitability going forward. We remain focused on improving our EV profitability while maintaining our focus on cost. In addition, our outlook is dependent on continued supply chain availability, the resiliency of the U.S. economy and overall economic conditions, including the imposition of tariffs, less available offsets and deductions, or other trade restrictions by the U.S. or its trading partners.

GMI Industry sales in China were 12.4 million units in the six months ended June 30, 2025, representing an increase of 7.5% compared to the corresponding period in 2024. Our total vehicle sales in China were 0.9 million units for market share of 7.2% in the six months ended June 30, 2025, representing an increase of 0.1 percentage points compared to the corresponding period in 2024. Our Automotive China JVs generated equity income of $0.1 billion in the six months ended June 30, 2025. We continue to focus on enhancing the competitiveness of our products in the Chinese market and executing restructuring plans. Additional restructuring charges may be incurred going forward.

Outside of China, industry sales were 12.9 million units in the six months ended June 30, 2025, representing an increase of 3.3% compared to the corresponding period in 2024. Our total vehicle sales outside of China were 0.4 million units for market share of 3.1% in the six months ended June 30, 2025, representing a decrease of 0.3 percentage points compared to the corresponding period in 2024.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy or range and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. government, and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the six months ended June 30, 2025, 25.8% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by our Automotive segments (vehicles in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
GMNA	849	87.2%	903	86.6%	1,676	88.9%	1,695	87.4%
GMI	125	12.8%	140	13.4%	209	11.1%	243	12.6%
Total	974	100.0%	1,043	100.0%	1,885	100.0%	1,938	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Six Months Ended
	June 30, 2025			June 30, 2024			June 30, 2025			June 30, 2024
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,297	747	17.4%	4,181	696	16.7%	8,329	1,440	17.3%	8,026	1,290	16.1%
Other	1,051	131	12.5%	1,007	131	13.0%	1,991	257	12.9%	1,899	246	13.0%
Total North America	5,348	878	16.4%	5,188	827	15.9%	10,321	1,697	16.4%	9,925	1,537	15.5%
Asia/Pacific, Middle East and Africa
China(a)	6,592	448	6.8%	5,883	373	6.3%	12,403	890	7.2%	11,538	814	7.1%
Other	5,277	118	2.2%	5,234	120	2.3%	10,908	220	2.0%	10,734	233	2.2%
Total Asia/Pacific, Middle East and Africa	11,869	566	4.8%	11,117	493	4.4%	23,312	1,110	4.8%	22,273	1,047	4.7%
South America
Brazil	647	64	9.9%	629	84	13.4%	1,199	120	10.0%	1,143	141	12.3%
Other	411	31	7.6%	318	27	8.4%	811	60	7.4%	627	54	8.6%
Total South America	1,058	95	9.0%	947	111	11.7%	2,010	180	8.9%	1,770	195	11.0%
Total in GM markets	18,275	1,539	8.4%	17,252	1,431	8.3%	35,642	2,987	8.4%	33,968	2,778	8.2%
Total Europe	4,387	—	—%	4,486	1	—%	8,639	1	—%	8,855	1	—%
Total Worldwide(b)	22,662	1,539	6.8%	21,738	1,432	6.6%	44,281	2,988	6.7%	42,823	2,779	6.5%
United States
Cars	709	15	2.1%	769	53	6.9%	1,416	32	2.3%	1,476	103	7.0%
Trucks	1,226	401	32.8%	1,112	359	32.3%	2,279	746	32.7%	2,044	650	31.8%
Crossovers	2,362	330	14.0%	2,300	284	12.4%	4,634	662	14.3%	4,507	538	11.9%
Total United States	4,297	747	17.4%	4,181	696	16.7%	8,329	1,440	17.3%	8,026	1,290	16.1%
China(a)
SGMS		132			120			251			275
SGMW		315			253			639			539
Total	6,592	447	6.8%	5,883	373	6.3%	12,403	890	7.2%	11,538	814	7.1%
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

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
GMNA	178	179	350	320
GMI	96	98	164	166
Total fleet sales	274	277	514	486

Fleet sales as a percentage of total vehicle sales	17.8%	19.3%	17.2%	17.5%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's penetration of our retail sales in the U.S. was 35% in the six months ended June 30, 2025 and 39% in the corresponding period in 2024. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America increased to 81% in the six months ended June 30, 2025 from 79% in the corresponding period in 2024. In the six months ended June 30, 2025, GM Financial's revenue consisted of leased vehicle income of 46%, retail finance charge income of 41% and commercial finance charge income of 8%.

GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Gains on terminations of leased vehicles of $0.2 billion and $0.3 billion were included in GM Financial interest, operating and other expenses for the three and six months ended June 30, 2025, compared to gains of $0.2 billion and $0.4 billion in the corresponding periods in 2024. The decrease in gains is primarily due to fewer terminated leases in 2025. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	June 30, 2025			December 31, 2024
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$13,320	634	66.4%	$13,184	635	67.3%
Trucks	8,135	237	24.9%	7,458	224	23.7%
SUVs	2,477	55	5.7%	2,260	53	5.6%
Cars	561	29	3.0%	590	31	3.3%
Total	$24,493	954	100.0%	$23,492	943	100.0%

Consolidated Results We review changes in our results of operations under five categories: Volume, Mix, Price, Cost and Other. Volume measures the impact of changes in wholesale vehicle volumes driven by industry volume, market share and changes in dealer stock levels. Mix measures the impact of changes to the regional portfolio due to product, model, trim, country and option penetration in current year wholesale vehicle volumes. Price measures the impact of changes related to Manufacturer’s Suggested Retail Price and various sales allowances. Cost primarily includes: (1) material and freight; (2) manufacturing, engineering, advertising, administrative and selling and warranty expenses; and (3) non-vehicle related activity. Other primarily includes foreign exchange and non-vehicle related automotive revenues as well as equity income or loss from our nonconsolidated affiliates. Refer to the regional sections of this MD&A for additional information.

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2025	June 30, 2024			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$39,486	$40,725	$(1,239)	(3.0)%	$(2.2)	$1.2	$(0.2)	$—
GMI	3,326	3,298	28	0.9%	$(0.3)	$0.3	$0.1	$(0.1)
Corporate	57	37	20	55.3%		$—		$—
Automotive	42,869	44,060	(1,191)	(2.7)%	$(2.5)	$1.5	$(0.1)	$(0.1)
Cruise	—	25	(25)	n.m.				$—
GM Financial	4,255	3,918	337	8.6%				$0.3
Eliminations/reclassifications	(2)	(35)	32	92.9%		$—		$—
Total net sales and revenue	$47,122	$47,969	$(847)	(1.8)%	$(2.5)	$1.5	$(0.1)	$0.2
__________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2025	June 30, 2024			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$76,873	$76,824	$49	0.1%	$(0.8)	$0.7	$0.6	$(0.5)
GMI	5,753	6,380	(627)	(9.8)%	$(0.8)	$0.3	$0.2	$(0.4)
Corporate	103	68	34	50.3%		$—		$—
Automotive	82,729	83,272	(543)	(0.7)%	$(1.5)	$1.0	$0.9	$(0.9)
Cruise	1	51	(50)	(98.2)%				$—
GM Financial	8,419	7,730	689	8.9%				$0.7
Eliminations/reclassifications	(7)	(69)	62	89.2%		$—		$0.1
Total net sales and revenue	$91,141	$90,983	$158	0.2%	$(1.5)	$1.0	$0.9	$(0.2)

Refer to the regional sections of this MD&A for additional information on Volume, Mix, Price and Other.

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2025	June 30, 2024			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$35,945	$34,552	$(1,393)	(4.0)%	$1.6	$(0.8)	$(2.6)	$0.5
GMI	3,295	3,020	(274)	(9.1)%	$0.2	$(0.2)	$(0.3)	$—
Corporate	50	21	(29)	n.m.		$—	$—	$—
Cruise	—	1,023	1,023	n.m.			$1.0
Eliminations	(1)	—	—	32.8%		$—	$—
Total automotive and other cost of sales	$39,289	$38,615	$(674)	(1.7)%	$1.8	$(1.1)	$(1.9)	$0.5
__________
n.m. = not meaningful

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2025	June 30, 2024			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$68,625	$65,317	$(3,307)	(5.1)%	$0.5	$(1.2)	$(3.4)	$0.8
GMI	5,566	5,824	258	4.4%	$0.6	$(0.2)	$(0.2)	$0.1
Corporate	128	48	(80)	n.m.		$—	$(0.1)	$—
Cruise	163	1,422	1,259	88.5%			$1.3
Eliminations	(1)	(1)	1	62.3%		$—	$—
Total automotive and other cost of sales	$74,480	$72,611	$(1,869)	(2.6)%	$1.1	$(1.5)	$(2.4)	$0.9
__________
n.m. = not meaningful

In the three months ended June 30, 2025, increased Cost was primarily due to: (1) increased material and freight costs of $1.4 billion, including $1.1 billion due to tariffs; (2) unfavorable net realizable value inventory adjustments, primarily EV-related, of $0.3 billion in the three months ended June 30, 2025 compared to similar favorable inventory adjustments of $0.3 billion in the three months ended June 30, 2024; (3) charges of $0.3 billion due to the Ultium Cells Holdings LLC strategic realignment; and (4) increased campaigns and other warranty-related costs of $0.3 billion; partially offset by (5) the reduction of charges related to Cruise restructuring of $0.6 billion; and (6) decreased engineering costs of $0.4 billion, driven primarily by the wind down of Cruise robotaxi operations. In the three months ended June 30, 2025, favorable Other was primarily due to net foreign currency changes primarily in the Mexican peso.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2025, increased Cost was primarily due to: (1) increased material and freight costs of $1.6 billion, including $1.3 billion due to tariffs; (2) unfavorable net realizable value inventory adjustments, primarily EV-related, of $0.5 billion in the six months ended June 30, 2025 compared to similar favorable inventory adjustments of $0.2 billion in the six months ended June 30, 2024; (3) increased campaigns and other warranty-related costs of $0.4 billion; (4) charges of $0.3 billion due to the Ultium Cells Holdings LLC strategic realignment; and (5) increased manufacturing costs of $0.3 billion; partially offset by (6) the reduction of charges related to Cruise restructuring of $0.6 billion; and (7) decreased engineering costs of $0.5 billion, driven primarily by the wind down of Cruise robotaxi operations. In the six months ended June 30, 2025, favorable Other was primarily due to net foreign currency changes in the Mexican peso, Brazilian real and other currencies.

Refer to the regional sections of this MD&A for additional information on Volume and Mix.

Automotive and Other Selling, General and Administrative Expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2025	June 30, 2024		%	June 30, 2025	June 30, 2024		%
Automotive and other selling, general and administrative expense	$2,139	$2,372	$232	9.8%	$4,124	$4,547	$422	9.3%

In the three months ended June 30, 2025, Automotive and other selling, general and administrative expense decreased primarily due to several insignificant items.

In the six months ended June 30, 2025, Automotive and other selling, general and administrative expense decreased primarily due to: (1) decreased administrative costs of $0.3 billion; and (2) the absence of charges related to strategic activities to transition certain Buick dealerships of $0.2 billion.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2025	June 30, 2024		%	June 30, 2025	June 30, 2024		%
Interest income and other non-operating income, net	$366	$60	$306	n.m.	$676	$362	$314	86.8%
__________
n.m. = not meaningful

In the three and six months ended June 30, 2025, Interest income and other non-operating income, net increased primarily due to $0.2 billion in gains related to revaluation of investments and other individually insignificant items.

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2025	June 30, 2024		%	June 30, 2025	June 30, 2024		%
Income tax expense	$481	$767	$286	37.3%	$1,199	$1,529	$330	21.6%

In the three and six months ended June 30, 2025, Income tax expense decreased primarily due to lower pre-tax income and a lower effective tax rate.

For the three and six months ended June 30, 2025, our effective tax rate-adjusted (ETR-adjusted) was 17.9% and 19.1%. We expect our adjusted effective tax rate to be between 17% and 19% for the year ending December 31, 2025. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

Refer to Note 15 to our condensed consolidated financial statements for additional information related to Income tax expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2025	June 30, 2024			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$39,486	$40,725	$(1,239)	(3.0)%	$(2.2)	$1.2	$(0.2)		$—
EBIT-adjusted	$2,415	$4,433	$(2,018)	(45.5)%	$(0.6)	$0.3	$(0.2)	$(2.0)	$0.5
EBIT-adjusted margin	6.1%	10.9%	(4.8)%
	(Vehicles in thousands)
Wholesale vehicle sales	849	903	(54)	(6.0)%

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2025	June 30, 2024			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$76,873	$76,824	$49	0.1%	$(0.8)	$0.7	$0.6		$(0.5)
EBIT-adjusted	$5,702	$8,273	$(2,571)	(31.1)%	$(0.2)	$(0.6)	$0.6	$(2.8)	$0.3
EBIT-adjusted margin	7.4%	10.8%	(3.4)%
	(Vehicles in thousands)
Wholesale vehicle sales	1,676	1,695	(19)	(1.1)%

GMNA Total Net Sales and Revenue In the three months ended June 30, 2025, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes due to decreased sales of cars and full-size pickup trucks due to lower planned production for product upgrades, partially offset by increased sales of crossover vehicles, including EVs; and (2) unfavorable Price for carryover vehicles; partially offset by (3) favorable Mix associated with decreased sales of cars and increased sales of full-size SUVs.

In the six months ended June 30, 2025, Total net sales and revenue increased primarily due to: (1) favorable Mix associated with decreased sales of cars and increased sales of full-size SUVs, partially offset by increased sales of crossover vehicles, including EVs, and decreased sales of full-size pickup trucks; and (2) favorable Price as a result of reduced dealer inventory levels due to strong demand for our products; partially offset by (3) decreased net wholesale volumes due to decreased sales of cars and full-size pick-up trucks due to lower planned production for product upgrades, partially offset by increased sales of crossover vehicles, including EVs, mid-size pickup trucks and vans, and full-size SUVs; and (4) unfavorable Other due to net foreign currency changes primarily in the Mexican peso.

GMNA EBIT-Adjusted In the three months ended June 30, 2025, EBIT-adjusted decreased primarily due to: (1) unfavorable Cost primarily due to increased material and freight costs of $1.4 billion, including $1.1 billion due to tariffs, unfavorable net realizable value inventory adjustments, primarily EV-related, of $0.3 billion in the three months ended June 30, 2025 compared to similar favorable inventory adjustments of $0.3 billion in the three months ended June 30, 2024 and increased warranty-related costs of $0.3 billion, partially offset by decreased other employee-related costs of $0.3 billion; (2) decreased net wholesale volumes; and (3) unfavorable Price; partially offset by (4) favorable Mix; and (5) favorable Other due to net foreign currency changes primarily in the Mexican peso.

In the six months ended June 30, 2025, EBIT-adjusted decreased primarily due to: (1) unfavorable Cost primarily due to increased material and freight costs of $1.5 billion, including $1.3 billion due to tariffs, unfavorable net realizable value inventory adjustments, primarily EV-related, of $0.5 billion in the six months ended June 30, 2025 compared to similar favorable inventory adjustments of $0.2 billion in the six months ended June 30, 2024, increased warranty-related costs of $0.5 billion and increased manufacturing costs of $0.3 billion; (2) unfavorable Mix associated with increased sales of crossover vehicles, including EVs, and decreased sales of full-size pickup trucks, partially offset by decreased sales of cars and increased sales of full-size SUVs; and (3) decreased net wholesale volumes; partially offset by (4) favorable Price; and (5) favorable Other due to net foreign currency changes primarily in the Mexican peso.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM International

	Three Months Ended		Favorable/ (Unfavorable)		Variance Due To
	June 30, 2025	June 30, 2024		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$3,326	$3,298	$28	0.9%	$(0.3)	$0.3	$0.1		$(0.1)
EBIT-adjusted	$204	$50	$154	n.m.	$(0.1)	$0.1	$0.1	$(0.1)	$0.1
EBIT-adjusted margin	6.1%	1.5%	4.6%
Equity income (loss) — Automotive China	$71	$(104)	$176	n.m.
EBIT-adjusted — excluding Equity income (loss)(a)	$136	$154	$(18)	(12.0)%
	(Vehicles in thousands)
Wholesale vehicle sales	125	140	(15)	(10.8)%
__________
n.m. = not meaningful
(a)Excludes adjustments related to Automotive China JVs restructuring recorded in GMI.

	Six Months Ended		Favorable/ (Unfavorable)		Variance Due To
	June 30, 2025	June 30, 2024		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$5,753	$6,380	$(627)	(9.8)%	$(0.8)	$0.3	$0.2		$(0.4)
EBIT-adjusted	$234	$40	$194	n.m.	$(0.2)	$0.1	$0.2	$(0.1)	$0.1
EBIT-adjusted margin	4.1%	0.6%	3.4%
Equity income (loss) — Automotive China	$116	$(210)	$327	n.m.
EBIT-adjusted — excluding Equity income (loss)(a)	$120	$250	$(130)	(52.0)%
	(Vehicles in thousands)
Wholesale vehicle sales	209	243	(34)	(14.1)%
__________
n.m. = not meaningful
(a)Excludes adjustments related to Automotive China JVs restructuring recorded in GMI.

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income (loss), which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the three months ended June 30, 2025, Total net sales and revenue increased primarily due to: (1) favorable Mix in Brazil, Argentina and in the Middle East; and (2) favorable Price across multiple vehicle lines in Argentina and in Brazil; partially offset by (3) decreased net wholesale volumes in Brazil primarily due to decreased sales of passenger cars, partially offset by increased wholesale volumes in Argentina and Egypt; and (4) unfavorable Other primarily due to net foreign currency changes in the Brazilian real and Argentine peso.

In the six months ended June 30, 2025, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes in Brazil, Korea and in the Middle East, partially offset by increased volumes in Argentina and Egypt primarily due to increased sales of passenger cars and trucks; and (2) unfavorable Other primarily due to net foreign currency changes in the Brazilian real, Argentine peso and Egyptian pound; partially offset by (3) favorable Mix in Brazil, partially offset by the Middle East; and (4) favorable Price across multiple vehicle lines in Argentina.

GMI EBIT-Adjusted In the three months ended June 30, 2025, EBIT-adjusted increased primarily due to: (1) favorable Price; (2) favorable Mix in Brazil and Argentina; and (3) favorable Other primarily due to increased Automotive China JVs equity income (loss), partially offset by net foreign currency changes in the Brazilian real and Argentine peso; partially offset by (4) decreased net wholesale volumes in Brazil; and (5) unfavorable Cost primarily due to increased material and logistics costs in Brazil.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2025, EBIT-adjusted increased primarily due to: (1) favorable Price; (2) favorable Mix in Brazil and Argentina; partially offset by the Middle East; and (3) favorable Other primarily due to increased Automotive China JVs equity income (loss), partially offset by net foreign currency changes in the Brazilian real and Argentine peso; partially offset by (4) decreased net wholesale volumes in Brazil, partially offset by increased volumes in Argentina; and (5) unfavorable Cost primarily due to increased material and logistics costs in Brazil.

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Wholesale vehicle sales, including vehicles exported to markets outside of China	521	422	975	744
Total net sales and revenue	$6,084	$4,677	$11,149	$8,788
Net income (loss)	$127	$(214)	$197	$(442)

GM Financial

	Three Months Ended		Increase/ (Decrease)	%	Six Months Ended		Increase/ (Decrease)	%
	June 30, 2025	June 30, 2024			June 30, 2025	June 30, 2024
Total revenue	$4,255	$3,918	$337	8.6%	$8,419	$7,730	$689	8.9%
Provision for loan losses	$354	$174	$180	n.m.	$682	$378	$304	80.4%
EBT-adjusted	$704	$822	$(118)	(14.4)%	$1,389	$1,559	$(170)	(10.9)%
Average debt outstanding (dollars in billions)	$117.7	$107.7	$10.0	9.3%	$116.6	$106.5	$10.1	9.5%
Effective rate of interest paid	5.6%	5.5%	0.1%		5.6%	5.4%	0.2%
__________
n.m. = not meaningful

GM Financial Revenue In the three months ended June 30, 2025, total revenue increased primarily due to: (1) increased finance charge income of $0.2 billion primarily due to growth in the size of the portfolio and an increase in the retail effective yield resulting from higher average interest rates on new loan originations; and (2) increased leased vehicle income of $0.1 billion primarily due to an increase in the average balance of the leased vehicles portfolio.

In the six months ended June 30, 2025, total revenue increased primarily due to: (1) increased finance charge income of $0.4 billion primarily due to growth in the size of the portfolio and an increase in the retail effective yield resulting from higher average interest rates on new loan originations; and (2) increased leased vehicle income of $0.2 billion primarily due to an increase in the average balance of the leased vehicles portfolio.

GM Financial EBT-Adjusted In the three months ended June 30, 2025, EBT-adjusted decreased primarily due to: (1) increased provision for loan losses of $0.2 billion primarily due to increased loan origination volume; (2) increased interest expense of $0.2 billion primarily due to an increase in average debt outstanding, as well as a slight increase in the effective rate of interest on debt; and (3) increased leased vehicle expenses of $0.1 billion primarily due to increased depreciation resulting from an increase in the average balance of the leased vehicles portfolio; partially offset by (4) increased finance charge income of $0.2 billion primarily due to growth in the size of the portfolio and an increase in the retail effective yield resulting from higher average interest rates on new loan originations; and (5) increased leased vehicle income of $0.1 billion primarily due to an increase in the average balance of the leased vehicles portfolio.

In the six months ended June 30, 2025, EBT-adjusted decreased primarily due to: (1) increased interest expense of $0.4 billion primarily due to an increase in average debt outstanding, as well as an increase in the effective rate of interest on debt; (2) increased provision for loan losses of $0.3 billion primarily due to increased loan origination volume; and (3) increased leased vehicle expenses of $0.1 billion primarily due to a decrease in lease termination gains resulting from fewer terminated leases in 2025; partially offset by (4) increased finance charge income of $0.4 billion primarily due to growth in the size of the portfolio and an increase in the retail effective yield resulting from higher average interest rates on new loan originations; and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

(5) increased leased vehicle income of $0.2 billion primarily due to an increase in the average balance of the leased vehicles portfolio.

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

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A, Part I, Item 1A. Risk Factors of our 2024 Form 10-K and Part II, Item 1A. Risk Factors, some of which are outside of our control.

In February 2025, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion and approved an ASR program to repurchase an aggregate amount of $2.0 billion of our common stock. In February 2025, pursuant to the ASR Agreements, we advanced the $2.0 billion and received an initial delivery of approximately 33 million shares of our common stock with a value of $1.6 billion, which were immediately retired. In the three months ended June 30, 2025, we received and retired 10 million additional shares upon settlement of the transactions contemplated under the ASR program. The final number of shares received was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreements, less a discount pursuant to the terms and conditions of the ASR Agreements.

In the six months ended June 30, 2025, in addition to shares received under the ASR program, we repurchased an insignificant amount of our outstanding common stock. We have $4.3 billion in capacity remaining under our share repurchase program as of June 30, 2025, with no expiration date.

In the six months ended June 30, 2025, we paid dividends of $0.3 billion to holders of our common stock. In February 2025, our Board of Directors approved an increase in the quarterly common stock dividend of $0.03 to $0.15 per share beginning with the quarterly dividend declared in April 2025.

In May 2025, we loaned $1.8 billion to Ultium Cells LLC to facilitate full voluntary prepayment of loans Ultium Cells LLC received under the DOE's Advanced Technology Vehicles Manufacturing program. Our loan to Ultium Cells LLC accrues interest at a rate of 5.7% per year, matures in April 2030 and is prepayable without penalties.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Cash flows that occur amongst our Automotive, Cruise and GM Financial operations are eliminated when we consolidate our cash flows. Such eliminations include, among other things, collections by Automotive on wholesale accounts receivables financed by dealers through GM Financial, payments between Automotive and GM Financial for accounts receivables transferred by Automotive to GM Financial, loans to Automotive and Cruise from GM Financial, dividends issued by GM Financial to Automotive, tax payments by GM Financial to Automotive and Automotive Cruise related cash expenditures. The presentation of Automotive liquidity and GM Financial liquidity presented below includes the impact of cash transactions amongst the sectors that are ultimately eliminated in consolidation. Net cash used in operating activities by Cruise was $0.7 billion and $1.3 billion in the six months ended June 30, 2025 and 2024.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $14.4 billion and $14.3 billion at June 30, 2025 and December 31, 2024, which consisted primarily of two credit facilities. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use of GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.6 billion and $0.5 billion at June 30, 2025 and December 31, 2024.

If available capacity permits, GM Financial continues to have access to our automotive credit facilities. GM Financial did not have borrowings outstanding against any of these facilities at June 30, 2025 and December 31, 2024. We had intercompany loans from GM Financial of $0.3 billion at June 30, 2025 and December 31, 2024, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at June 30, 2025 and December 31, 2024. Refer to Note 4 to our condensed consolidated financial statements for additional information.

In May 2025, we issued $2.0 billion in aggregate principal amount of senior unsecured notes with a weighted average interest rate of 5.7% and maturity dates ranging from 2028 to 2035. The net proceeds from this offering were used for general corporate purposes, including to fund a portion of the $1.8 billion five-year term loan to Ultium Cells LLC and to refinance a portion of our senior notes maturing on October 1, 2025.

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of June 30, 2025 and determined we are in compliance and expect to remain in compliance in the future.

GM Financial's Board of Directors declared and paid dividends of $0.7 billion on its common stock in the six months ended June 30, 2025. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio.

The following table summarizes our Automotive available liquidity (dollars in billions):

	June 30, 2025	December 31, 2024
Automotive cash and cash equivalents	$13.9	$14.5
Marketable debt securities	7.0	7.3
Automotive cash, cash equivalents and marketable debt securities	20.8	21.7
Available under credit facilities(a)	13.8	13.8
Total Automotive available liquidity	$34.7	$35.5
__________
(a)We had letters of credit outstanding under our sub-facility of $0.6 billion and $0.5 billion at June 30, 2025 and December 31, 2024.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Six Months Ended June 30, 2025
Operating cash flow	$7.1
Capital expenditures	(3.9)
ASR and dividends paid	(2.3)
Issuance of senior unsecured notes	2.0
Loan to Ultium Cells LLC	(1.8)
Cruise robotaxi operations wind down	(0.9)
Investment in nonconsolidated affiliates	(0.5)
Payment of senior unsecured notes	(0.5)
Total change in automotive available liquidity	$(0.8)

Automotive Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2025	June 30, 2024
Operating Activities
Net income	$4.0	$6.1	$(2.0)
Depreciation, amortization and impairment charges	3.5	3.2	0.3
Pension and OPEB activities	(0.3)	(0.4)	0.1
Working capital	(2.1)	(0.2)	(1.9)
Accrued and other liabilities and income taxes	0.1	2.4	(2.3)
Other(a)	1.8	0.3	1.6
Net automotive cash provided by (used in) operating activities(b)	$7.1	$11.3	$(4.3)
__________
(a)Includes $1.0 billion in dividends received from our nonconsolidated affiliates in the six months ended June 30, 2025; $0.7 billion and $0.9 billion in dividends received from GM Financial in the six months ended June 30, 2025 and 2024; and changes in other assets and liabilities in the six months ended June 30, 2025 and 2024.
(b)Includes $(2.6) billion and $4.2 billion in the six months ended June 30, 2025 and 2024, which are eliminated within the condensed consolidated statements of cash flows. Amounts eliminated primarily relate to purchases of, and collections on, wholesale finance receivables provided by GM Financial to our dealers and dividends issued by GM Financial to us.

	Six Months Ended		Change
	June 30, 2025	June 30, 2024
Investing Activities
Capital expenditures	$(3.9)	$(5.3)	$1.3
Acquisitions and liquidations of marketable securities, net	0.5	(0.7)	1.2
Other(a)	(3.3)	(1.7)	(1.6)
Net automotive cash provided by (used in) investing activities(b)	$(6.8)	$(7.7)	$0.9
__________
(a)Includes $(1.8) billion term loan to Ultium Cells LLC in the six months ended June 30, 2025; $(0.5) billion of GM's investment in nonconsolidated affiliates in the six months ended June 30, 2025 and 2024; $(0.9) billion funding to wind down Cruise robotaxi operations in the six months ended June 30, 2025; and $(1.2) billion investment in Cruise which is inclusive of $(0.9) billion convertible note issued by Cruise to us in the six months ended June 30, 2024.
(b)Includes $(0.9) billion funding to wind down Cruise robotaxi operations in the six months ended June 30, 2025; and $(1.2) billion investment in Cruise which is inclusive of $(0.9) billion convertible note issued by Cruise to us in the six months ended June 30, 2024, which are eliminated within the condensed consolidated statements of cash flows.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Change
	June 30, 2025	June 30, 2024
Financing Activities
Net proceeds (payments) from short-term debt	$(0.5)	$—	$(0.5)
Issuance of senior unsecured notes	2.0	—	2.0
Other(a)	(2.5)	(1.7)	(0.8)
Net automotive cash provided by (used in) financing activities	$(1.1)	$(1.7)	$0.6
__________
(a)Includes $(2.0) billion in payments related to the ASR in the six months ended June 30, 2025 and $(1.3) billion for payments to purchase common stock in the six months ended June 30, 2024; and $(0.3) billion for dividends paid in the six months ended June 30, 2025 and 2024.

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the six months ended June 30, 2025, net automotive cash provided by operating activities was $7.1 billion, capital expenditures were $3.9 billion and adjustments for management actions were $0.5 billion. In the six months ended June 30, 2024, net automotive cash provided by operating activities was $11.3 billion, capital expenditures were $5.3 billion and adjustments for management actions were $0.3 billion.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investor Service and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. As of July 15, 2025, all credit ratings remained unchanged since December 31, 2024.

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

The following table summarizes GM Financial's available liquidity (dollars in billions):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$8.4	$5.1
Borrowing capacity on unpledged eligible assets	25.7	21.5
Borrowing capacity on committed unsecured lines of credit	0.9	0.7
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$37.0	$29.3

GM Financial Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2025	June 30, 2024
Net cash provided by (used in) operating activities	$4.1	$3.2	$0.9
Net cash provided by (used in) investing activities(a)	$(1.6)	$(5.8)	$4.1
Net cash provided by (used in) financing activities(b)	$1.1	$4.8	$(3.6)
__________
(a)Includes $3.7 billion in the six months ended June 30, 2025 driven primarily by purchases of, and collections on, wholesale finance receivables and collection of intercompany loans to Cruise; and $(3.3) billion in the six months ended June 30, 2024 driven primarily by purchases of, and collections on, wholesale finance receivables, which are eliminated within the condensed consolidated statements of cash flows.
(b)Includes $(0.7) billion and $(0.9) billion in the six months ended June 30, 2025 and 2024 for dividends to GM, which are eliminated within the condensed consolidated statements of cash flows.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Change
	June 30, 2025	June 30, 2024
Operating Activities
Net income (loss)	$1.0	$1.1	$(0.1)
Depreciation and amortization	2.6	2.6	—
Accretion and amortization of loan and leasing fees	(0.8)	(0.7)	(0.1)
Provision for loan losses	0.7	0.4	0.3
Other non-cash income	(0.5)	(0.5)	—
Changes in assets and liabilities	0.9	—	0.9
Deferred income taxes	0.2	0.3	(0.1)
Net cash provided by (used in) operating activities	$4.1	$3.2	$0.9

GM Financial structures liquidity to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity. At June 30, 2025, available liquidity exceeded GM Financial's liquidity targets.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at June 30, 2025 and December 31, 2024. Refer to the "Automotive Liquidity" section of this MD&A for additional details.

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At June 30, 2025, secured, committed unsecured and uncommitted unsecured credit facilities totaled $27.5 billion, $0.9 billion and $2.1 billion with advances outstanding of $1.6 billion, an insignificant amount and $2.1 billion.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles Net income (loss) attributable to stockholders to EBIT-adjusted:

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,
	2025	2024	2025	2024	2024	2023	2024	2023
Net income (loss) attributable to stockholders	$1,895	$2,933	$2,784	$2,980	$(2,961)	$2,102	$3,056	$3,064
Income tax expense (benefit)	481	767	719	762	318	(857)	709	470
Automotive interest expense	198	206	152	219	215	222	206	229
Automotive interest income	(200)	(229)	(191)	(186)	(279)	(308)	(274)	(322)
Adjustments
Ultium strategic realignment(a)	330	—	—	—	—	—	—	—
China restructuring actions(b)	140	—	—	—	4,010	—	—	—
Restructuring actions(c)	87	—	—	—	10	—	190	—
Cruise restructuring(d)	65	583	—	—	520	478	—	—
GMI plant wind down(e)	33	103	—	—	4	—	43	—
Headquarters relocation(f)	8	—	26	—	30	—	34	—
Buick dealer strategy(g)	—	75	—	96	643	131	150	93
Voluntary separation program(h)	—	—	—	—	—	130	—	30
GM Korea wage litigation(i)	—	—	—	—	—	(30)	—	—
India asset sales(j)	—	—	—	—	—	(111)	—	—
Total adjustments	663	761	26	96	5,217	598	417	123
EBIT-adjusted	$3,037	$4,438	$3,490	$3,871	$2,509	$1,757	$4,115	$3,564
__________
(a)These adjustments were excluded because they relate to Ultium Cells Holdings LLC charges from a strategic realignment to have the right manufacturing and cell capabilities in place to meet EV demand and expected growth.
(b)These adjustments were excluded because they relate to restructuring activities associated with our operations in China, including an other-than-temporary impairment and restructuring charges recorded in equity earnings associated with our Automotive China JVs.
(c)These adjustments were excluded because they relate to employee separation charges.
(d)These adjustments were excluded because they relate to restructuring charges resulting from the plan to combine the Cruise and GM technical efforts to advance autonomous and assisted driving, the indefinite delay of the Cruise Origin and the voluntary pausing in 2023 of Cruise's driverless, supervised and manual AV operations in the U.S. The adjustments primarily consist of non-cash restructuring charges, supplier-related charges and employee separation costs.
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
(h)These adjustments were excluded because they relate to the acceleration of attrition as part of the cost reduction program announced in January 2023, primarily in the U.S.
(i)These adjustments were excluded because they relate to the partial resolution of subcontractor matters in Korea.
(j)These adjustments were excluded because they relate to an asset sale resulting from our strategic decision in 2020 to exit India.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings per common share to EPS-diluted-adjusted:

	Three Months Ended				Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$1,865	$1.91	$2,919	$2.55	$5,224	$5.28	$5,889	$5.10
Adjustments(a)	663	0.68	761	0.66	689	0.70	857	0.74
Tax effect on adjustments(b)	(64)	(0.07)	(170)	(0.15)	(70)	(0.07)	(194)	(0.17)
Return from preferred shareholders(c)	—	—	—	—	(593)	(0.60)	—	—
EPS-diluted-adjusted	$2,464	$2.53	$3,510	$3.06	$5,250	$5.31	$6,552	$5.68
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this section of MD&A for the details of each individual adjustment.
(b)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(c)This adjustment consists of a return from the preferred shareholders related to the redemption of Cruise preferred shares from noncontrolling interest holders in the six months ended June 30, 2025.

The following table reconciles our effective tax rate to ETR-adjusted:

	Three Months Ended						Six Months Ended
	June 30, 2025			June 30, 2024			June 30, 2025			June 30, 2024
	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate
Effective tax rate	$2,375	$481	20.2%	$3,643	$767	21.0%	$5,946	$1,199	20.2%	$7,359	$1,529	20.8%
Adjustments(a)	663	64		828	170		689	70		924	194
ETR-adjusted	$3,038	$545	17.9%	$4,471	$937	20.9%	$6,635	$1,269	19.1%	$8,283	$1,723	20.8%
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

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	June 30, 2025	June 30, 2024
Net income attributable to stockholders	$4.8	$11.1
Average equity(a)	$66.8	$70.4
ROE	7.1%	15.7%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	June 30, 2025	June 30, 2024
EBIT-adjusted(a)	$13.2	$13.6
Average equity(b)	$66.8	$70.4
Add: Average automotive debt and interest liabilities (excluding finance leases)	16.2	16.2
Add: Average automotive net pension & OPEB liability	8.9	9.3
Less: Average automotive and other net income tax asset	(22.8)	(22.1)
ROIC-adjusted average net assets	$69.1	$73.8
ROIC-adjusted	19.0%	18.5%
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this section of MD&A.
(b)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may include "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and are often identified by words like “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions. In making these statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new products, services, technologies and customer experiences in response to increased competition and changing consumer needs and preferences; (2) our ability to attract and retain talented and highly skilled employees; (3) our ability to timely fund and introduce new and improved vehicle models, including EVs, that are able to attract a sufficient number of consumers; (4) our ability to profitably deliver a strategic portfolio of EVs; (5) adoptions of EVs by consumers; (6) the success of our current line of ICE vehicles, particularly our full-size SUVs and full-size pickup trucks; (7) our highly competitive industry, which has been historically characterized by excess manufacturing capacity and the use of incentives, and the introduction of new and improved vehicle models by our competitors; (8) the unique technological, operational, regulatory and competitive risks related to our refocused AV strategy on personal vehicles; (9) risks associated with climate change, including increased regulation of GHG emissions, our transition to EVs and the potential increased impacts of severe weather events; (10) global automobile market sales volume, which can be volatile; (11) inflationary pressures and persistently high prices and uncertain availability of raw materials and commodities used by us and our suppliers, and instability in logistics and related costs; (12) our business in China, which is subject to unique operational, competitive, regulatory and economic risks; (13) the success of our ongoing strategic business relationships, particularly with respect to facilitating access to raw materials necessary for the production of EVs, and of our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (14) the international scale and footprint of our operations, which expose us to a variety of unique political, economic, competitive and regulatory risks, including the risk of changes in government leadership and laws (including labor, trade, tax and other laws), political uncertainty or instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, introduction of new or changes to announced tariffs directly and indirectly applicable to our industry, changes in foreign exchange rates and interest rates, economic downturns in the countries in which we operate, differing local product preferences and product requirements, changes to and compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements and union relationships, differing dealer and franchise regulations and relationships, difficulties in obtaining financing in foreign countries, and public health crises, including the occurrence of a contagious disease or illness; (15) any significant disruption, including any work stoppages, at any of our manufacturing facilities; (16) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (17) pandemics, epidemics, disease outbreaks and other public health crises; (18) the possibility that competitors may independently develop products and services similar to ours, or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (19) our ability to manage risks related to security breaches, cyberattacks and other disruptions to our information technology systems and networked products, including connected vehicles; (20) our ability to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

manage security breaches and other disruptions to our in-vehicle systems; (21) our ability to comply with increasingly complex, restrictive and punitive regulations relating to our enterprise data practices, including the collection, use, sharing and security of the personal information of our customers, employees or suppliers; (22) our ability to comply with extensive laws, regulations and policies applicable to our industry, operations and products, including those in the Act and/or relating to fuel economy, emissions and AVs; (23) costs and risks associated with litigation and government investigations; (24) the costs and effect on our reputation of product safety recalls and alleged defects in products and services; (25) any additional tax expense or exposure or failure to fully realize available tax incentives; (26) our continued ability to develop captive financing capability through GM Financial; and (27) any significant increase in our pension funding requirements. A further discussion of these risks, uncertainties and other factors can be found in Part I, Item 1A. Risk Factors of our 2024 Form 10-K, Part II, Item 1A. Risk Factors and our subsequent filings with the SEC.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2025 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The U.S. Government has introduced new tariffs applicable to the automotive industry, and signaled additional tariffs may be implemented in August 2025. Such tariffs, and tariffs imposed by other governments, could have a material adverse effect on our financial condition and results of operations. The U.S. Government has introduced new tariffs and tariff-related measures, including tariffs specifically related to the automotive industry, and has indicated that tariff rates may increase or additional tariffs may be introduced in the coming months. The U.S. Government has also identified other potential tariff measures under consideration. In these respects, the U.S. tariff environment remains highly dynamic and the specific tariffs applicable to goods imported by GM and our suppliers into the U.S. continue to evolve. Import tariffs charged by other countries in which GM does business may also change. We believe the tariffs currently in place will have a $4.0 billion to $5.0 billion impact on our 2025 EBIT-adjusted results, but we cannot predict with complete precision the breadth of tariffs and related costs that will ultimately impact GM this year and beyond. As a result, the ultimate impact of tariffs on our business could exceed our current estimates, which could have a material adverse effect on our financial condition, results of operations and cash flows, and our expected financial results. We are taking various actions to mitigate the impact of tariffs including, but not limited to, making changes to our U.S. production plan and reducing or pausing certain imports, but we do not expect such actions to fully offset the impact of tariffs in the near term. We have made and may need to make additional changes to our global production footprint and workforce, which could require significant capital expenditures and could result in asset impairments and other charges, including restructuring charges, any of which could be material. For example, we recently announced plans to increase vehicle and engine production in the U.S. Tariffs could also cause supply chain disruptions globally, potentially resulting in increased production costs and the inability to receive certain critical parts.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended June 30, 2025:

	Total Number of Shares Purchased(a)(b)	Weighted Average Price Paid per Share (b)(c)	Total Number of Shares Purchased Under Announced Programs(b)	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs(b)
April 1, 2025 through April 30, 2025
Final settlement of ASR(b)	4,890,748	$—	4,890,748
Other shares purchased	30,952	$46.39	—	$4.3 billion
May 1, 2025 through May 31, 2025	112,259	$45.24	—	$4.3 billion
June 1, 2025 through June 30, 2025
Final settlement of ASR(b)	5,159,608	$—	5,159,608
Other shares purchased	—	$—	—	$4.3 billion
Total	10,193,567	$45.49	10,050,356
__________
(a)Shares purchased include shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs relating to compensation plans. Refer to our 2024 Form 10-K for additional details on employee stock incentive plans.
(b)In February 2025, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion, with no expiration, and approved an ASR program to repurchase an aggregate amount of $2.0 billion of our common stock. In February 2025, pursuant to the ASR Agreements, we advanced the $2.0 billion and received and immediately retired 33 million shares of our common stock worth $1.6 billion (80% of the aggregate purchase price based on a $48.46 per share closing share price of our common stock on February 26, 2025). In the three months ended June 30, 2025, upon the final settlement of the transactions contemplated under the ASR Agreements, we received approximately 10 million additional shares, which were immediately retired. The final number of shares received under the ASR program was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreements, less a discount pursuant to the terms and conditions of the ASR Agreements.
(c)The weighted-average price paid per share excludes broker commissions.

*  *  *  *  *  *  *

Item 5. Other Information

During the three months ended June 30, 2025, the following directors or officers of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K: (1) on May 6, 2025, Rory Harvey, Executive Vice President and President, Global Markets, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 18,325 shares of GM common stock and the exercise of vested stock options and the associated sale of up to 16,711 shares of GM common stock between August 5, 2025 and February 28, 2026, subject to certain conditions; and (2) on May 29, 2025, Mary Barra, Chair and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 500,000 shares of GM common stock and the exercise of vested stock options and the associated sale of up to 1,214,048 shares of GM common stock between August 28, 2025 and May 30, 2026, subject to certain conditions.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
3.1
Amended and Restated Certificate of Incorporation of General Motors Company dated June 3, 2025, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed June 5, 2025
Incorporated by Reference
3.2
General Motors Company Amended and Restated Bylaws, as amended October 4, 2024, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of General Motors Company filed October 9, 2024
Incorporated by Reference
4.1
Eighth Supplemental Indenture, dated as of May 7, 2025, to the Indenture, dated as of September 27, 2013, between General Motors Company, as issuer, and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of General Motors Company filed May 7, 2025
Incorporated by Reference
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2025, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	July 22, 2025