Form 10-Q
period 2025-09-30
General Motors Co
filed 2025-10-21
CIK 1467858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 10, 2025 there were 932,861,303 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales and revenue
Automotive	$44,256	$44,735	$126,986	$128,008
GM Financial	4,335	4,021	12,747	11,732
Total net sales and revenue (Note 2)	48,591	48,757	139,732	139,740
Costs and expenses
Automotive and other cost of sales	41,936	39,007	116,416	111,618
GM Financial interest, operating and other expenses	3,542	3,353	10,600	9,568
Automotive and other selling, general and administrative expense	2,037	2,745	6,161	7,292
Total costs and expenses	47,515	45,105	133,177	128,478
Operating income (loss)	1,076	3,651	6,555	11,262
Automotive interest expense	209	206	560	631
Interest income and other non-operating income, net	475	394	1,151	756
Equity income (loss) (Note 7)	77	(122)	219	(311)
Income (loss) before income taxes	1,419	3,717	7,366	11,076
Income tax expense (benefit) (Note 15)	127	709	1,326	2,238
Net income (loss)	1,293	3,008	6,040	8,837
Net loss (income) attributable to noncontrolling interests	35	48	(33)	132
Net income (loss) attributable to stockholders	$1,327	$3,056	$6,007	$8,969

Net income (loss) attributable to common stockholders	$1,297	$3,029	$6,510	$8,914

Earnings per share (Note 18)
Basic earnings per common share	$1.37	$2.71	$6.75	$7.85
Weighted-average common shares outstanding – basic	944	1,116	965	1,136
Diluted earnings per common share	$1.35	$2.68	$6.64	$7.77
Weighted-average common shares outstanding – diluted	964	1,131	980	1,147

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$1,293	$3,008	$6,040	$8,837
Other comprehensive income (loss), net of tax (Note 17)
Foreign currency translation adjustments and other	(75)	433	552	(330)
Defined benefit plans	50	(69)	(129)	52
Unrealized gain (loss) on hedges	133	1	101	31
Other comprehensive income (loss), net of tax	108	365	525	(247)
Comprehensive income (loss)	1,401	3,373	6,565	8,590
Comprehensive loss (income) attributable to noncontrolling interests	67	3	(96)	158
Comprehensive income (loss) attributable to stockholders	$1,468	$3,376	$6,468	$8,749

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents (Note 3)	$22,910	$19,872
Marketable debt securities (Note 3)	6,792	7,265
Accounts and notes receivable, net of allowance of $256 and $313	17,125	12,827
GM Financial receivables, net of allowance of $1,175 and $991 (Note 4; Note 9)	44,521	46,362
Inventories (Note 5)	15,318	14,564
Other current assets (Note 3; Note 9)	7,970	7,655
Total current assets	114,636	108,545
Non-current Assets
GM Financial receivables, net of allowance of $1,561 and $1,467 (Note 4; Note 9)	45,300	46,474
Equity in net assets of nonconsolidated affiliates (Note 7)	6,272	7,102
Property, net	51,938	51,904
Goodwill and intangible assets, net (Note 8)	4,452	4,551
Equipment on operating leases, net (Note 6; Note 9)	33,609	31,586
Deferred income taxes	21,669	21,254
Other assets (Note 3; Note 9)	10,292	8,346
Total non-current assets	173,532	171,216
Total Assets	$288,168	$279,761

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$27,317	$25,680
Short-term debt and current portion of long-term debt (Note 10)
Automotive	424	2,141
GM Financial (Note 9)	36,053	37,291
Accrued liabilities	29,501	31,154
Total current liabilities	93,295	96,265
Non-current Liabilities
Long-term debt (Note 10)
Automotive	15,690	13,327
GM Financial (Note 9)	80,336	76,973
Postretirement benefits other than pensions (Note 13)	3,947	3,990
Pensions (Note 13)	5,985	5,779
Other liabilities	20,512	17,836
Total non-current liabilities	126,471	117,906
Total Liabilities	219,766	214,171
Commitments, contingencies and uncertainties (Note 14)
Equity (Note 17)
Common stock, $0.01 par value	9	10
Additional paid-in capital	20,295	20,843
Retained earnings	56,862	53,472
Accumulated other comprehensive loss	(10,792)	(11,253)
Total stockholders’ equity	66,374	63,072
Noncontrolling interests	2,028	2,518
Total Equity	68,402	65,590
Total Liabilities and Equity	$288,168	$279,761

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net income (loss)	$6,040	$8,837
Depreciation and impairment of Equipment on operating leases, net	3,675	3,633
Depreciation, amortization and impairment charges on Property, net	6,412	5,523
Foreign currency remeasurement and transaction (gains) losses	285	(228)
Undistributed earnings of nonconsolidated affiliates, net	396	(287)
Pension contributions and OPEB payments	(433)	(815)
Pension and OPEB income, net	23	50
Provision (benefit) for deferred taxes	127	1,396
Change in other operating assets and liabilities	3,548	(2,120)
Net cash provided by (used in) operating activities	20,072	15,989
Cash flows from investing activities
Expenditures for property	(6,083)	(7,597)
Available-for-sale marketable securities, acquisitions	(1,785)	(3,467)
Available-for-sale marketable securities, liquidations	2,398	2,757
Purchases of finance receivables	(28,251)	(25,864)
Principal collections and recoveries on finance receivables	26,524	23,526
Proceeds from sale of finance receivables (Note 4)	2,005	—
Purchases of leased vehicles	(12,609)	(11,243)
Proceeds from termination of leased vehicles	7,780	8,627
Other investing activities	(2,451)	(742)
Net cash provided by (used in) investing activities	(12,473)	(14,004)
Cash flows from financing activities
Net increase (decrease) in short-term debt	13	85
Proceeds from issuance of debt (original maturities greater than three months)	37,122	38,163
Payments on debt (original maturities greater than three months)	(37,391)	(32,012)
Payments to purchase common stock (Note 17)	(3,512)	(2,378)
Issuance (redemption) of subsidiary stock (Note 17)	(29)	—
Dividends paid	(519)	(526)
Other financing activities	(274)	(369)
Net cash provided by (used in) financing activities	(4,591)	2,963
Effect of exchange rate changes on cash, cash equivalents and restricted cash	237	(151)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,246	4,798
Cash, cash equivalents and restricted cash at beginning of period	22,964	21,917
Cash, cash equivalents and restricted cash at end of period	$26,210	$26,715

Significant non-cash investing and financing activity
Non-cash property additions	$3,902	$4,767

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity (Permanent Equity)	Noncontrolling Interest Cruise Stock Incentive Awards (Temporary Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2024	$12	$19,130	$55,391	$(10,247)	$3,903	$68,189	$118
Net income (loss)	—	—	2,980	—	(27)	2,953	—
Other comprehensive income (loss)	—	—	—	(212)	(47)	(259)	—
Purchase of common stock (Note 17)	—	208	(539)	—	—	(331)	—
Stock based compensation	—	58	(2)	—	—	56	5
Cash dividends paid on common stock	—	—	(139)	—	—	(139)	—
Other	—	(38)	(4)	—	(2)	(44)	52
Balance at March 31, 2024	11	19,358	57,688	(10,459)	3,828	70,426	175
Net income (loss)	—	—	2,933	—	(57)	2,877	—
Other comprehensive income (loss)	—	—	—	(328)	(25)	(353)	—
Purchase of common stock (Note 17)	—	(363)	(667)	—	—	(1,030)	—
Stock based compensation	—	126	(2)	—	—	124	—
Cash dividends paid on common stock	—	—	(136)	—	—	(136)	—
Dividends to noncontrolling interests	—	—	—	—	(60)	(60)	—
Other	—	481	(9)	—	(419)	52	(175)
Balance at June 30, 2024	11	19,602	59,807	(10,787)	3,267	71,900	—
Net income (loss)	—	—	3,056	—	(48)	3,008	—
Other comprehensive income (loss)	—	—	—	320	45	365	—
Purchase of common stock (Note 17)	—	(367)	(668)	—	—	(1,036)	—
Stock based compensation	—	127	(3)	—	—	125	—
Cash dividends paid on common stock	—	—	(133)	—	—	(133)	—
Other	—	(20)	(10)	—	(38)	(67)	—
Balance at September 30, 2024	$11	$19,342	$62,050	$(10,468)	$3,227	$74,162	$—

Balance at January 1, 2025	$10	$20,843	$53,472	$(11,253)	$2,518	$65,590	$—
Net income (loss)	—	—	2,784	—	69	2,853	—
Other comprehensive income (loss)	—	—	—	131	3	134	—
Issuance (redemption) of subsidiary stock (Note 17)	—	538	—	—	(567)	(29)	—
Purchase of common stock (Note 17)	—	(1,027)	(984)	—	—	(2,012)	—
Stock based compensation	—	(7)	(2)	—	—	(9)	—
Cash dividends paid on common stock	—	—	(116)	—	—	(116)	—
Other	—	(2)	(14)	—	32	16	—
Balance at March 31, 2025	10	20,345	55,140	(11,122)	2,054	66,427	—
Net income (loss)	—	—	1,895	—	(1)	1,894	—
Other comprehensive income (loss)	—	—	—	190	92	283	—
Purchase of common stock (Note 17)	—	213	(213)	—	—	—	—
Stock based compensation	—	52	(2)	—	—	50	—
Cash dividends paid on common stock	—	—	(144)	—	—	(144)	—
Dividends to noncontrolling interests	—	—	—	—	(59)	(59)	—
Other	—	—	(1)	—	10	9	—
Balance at June 30, 2025	10	20,610	56,675	(10,932)	2,096	68,459	—
Net income (loss)	—	—	1,327	—	(35)	1,293	—
Other comprehensive income (loss)	—	—	—	141	(33)	108	—
Purchase of common stock (Note 17)	—	(516)	(984)	—	—	(1,500)	—
Stock based compensation	—	200	—	—	—	200	—
Cash dividends paid on common stock	—	—	(141)	—	—	(141)	—
Other	—	—	(16)	—	(1)	(17)	—
Balance at September 30, 2025	$9	$20,295	$56,862	$(10,792)	$2,028	$68,402	$—

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations and Basis of Presentation

General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors or GM) designs, builds and sells trucks, crossovers, cars and automobile parts and provides software-enabled services and subscriptions worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our operations through the following segments: GM North America (GMNA), GM International (GMI) and GM Financial. In December 2024, we announced that we will no longer fund Cruise's robotaxi development work and in February 2025, began to wind down the Cruise robotaxi operations and combined the GM and Cruise ongoing personal autonomous technical efforts in our GMNA segment. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures and certain revenues and expenses that are not part of a reportable segment.

The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (2024 Form 10-K). Except for per share amounts or as otherwise specified, amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.

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

Accounting Standards Not Yet Adopted In September 2025, the Financial Accounting Standards Board issued ASU 2025-06 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" (ASU 2025-06) which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. While we do not anticipate a significant change to our current accounting for internal-use software, our evaluation of ASU 2025-06 is ongoing.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 2. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended September 30, 2025
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$38,752	$3,355	$52	$42,159	$—	$—	$—	$42,159
Used vehicles	453	8	—	461	—	—	—	461
Services and other	1,347	282	8	1,637	—	—	—	1,637
Automotive net sales and revenue	40,551	3,645	60	44,256	—	—	—	44,256
Leased vehicle income	—	—	—	—	—	1,968	—	1,968
Finance charge income	—	—	—	—	—	2,060	—	2,060
Other income	—	—	—	—	—	309	(2)	308
GM Financial net sales and revenue	—	—	—	—	—	4,337	(2)	4,335
Net sales and revenue	$40,551	$3,645	$60	$44,256	$—	$4,337	$(2)	$48,591

	Three Months Ended September 30, 2024
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$39,817	$3,244	$37	$43,098	$—	$—	$(1)	$43,097
Used vehicles	368	9	—	377	—	—	—	377
Services and other	971	264	24	1,259	26	—	(25)	1,260
Automotive net sales and revenue	41,157	3,517	62	44,735	26	—	(26)	44,735
Leased vehicle income	—	—	—	—	—	1,828	—	1,828
Finance charge income	—	—	—	—	—	1,965	(8)	1,956
Other income	—	—	—	—	—	238	(2)	237
GM Financial net sales and revenue	—	—	—	—	—	4,031	(10)	4,021
Net sales and revenue	$41,157	$3,517	$62	$44,735	$26	$4,031	$(36)	$48,757

	Nine Months Ended September 30, 2025
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$112,770	$8,554	$100	$121,424	$—	$—	$—	$121,424
Used vehicles	1,284	25	—	1,309	—	—	—	1,309
Services and other	3,370	819	63	4,252	1	—	—	4,253
Automotive net sales and revenue	117,424	9,398	163	126,985	1	—	—	126,986
Leased vehicle income	—	—	—	—	—	5,810	—	5,810
Finance charge income	—	—	—	—	—	6,132	(4)	6,129
Other income	—	—	—	—	—	813	(5)	808
GM Financial net sales and revenue	—	—	—	—	—	12,756	(9)	12,747
Net sales and revenue	$117,424	$9,398	$163	$126,985	$1	$12,756	$(9)	$139,732

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Nine Months Ended September 30, 2024
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts and accessories	$114,131	$9,095	$50	$123,276	$—	$—	$(1)	$123,275
Used vehicles	927	21	—	948	—	—	—	948
Services and other	2,923	780	80	3,783	76	—	(75)	3,784
Automotive net sales and revenue	117,981	9,897	130	128,007	76	—	(76)	128,008
Leased vehicle income	—	—	—	—	—	5,431	—	5,431
Finance charge income	—	—	—	—	—	5,627	(25)	5,602
Other income	—	—	—	—	—	703	(5)	698
GM Financial net sales and revenue	—	—	—	—	—	11,761	(29)	11,732
Net sales and revenue	$117,981	$9,897	$130	$128,007	$76	$11,761	$(105)	$139,740

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales were insignificant in the three months ended September 30, 2025 and 2024.

Contract liabilities in our Automotive operations primarily consist of vehicle connectivity, customer rewards programs, maintenance, extended warranty and other contracts of $8.1 billion and $6.6 billion at September 30, 2025 and December 31, 2024, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $786 million and $2.0 billion related to contract liabilities in the three and nine months ended September 30, 2025 and $456 million and $1.4 billion in the three and nine months ended September 30, 2024. We expect to recognize revenue of $748 million in the three months ending December 31, 2025 and $2.3 billion, $1.4 billion and $3.6 billion in the years ending December 31, 2026, 2027 and thereafter related to contract liabilities at September 30, 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 3. Marketable and Other Securities

The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	September 30, 2025	December 31, 2024
Cash and cash equivalents
Cash and time deposits		$11,946	$12,471
Available-for-sale debt securities
U.S. government and agencies	2	808	26
Corporate debt	2	3,749	1,541
Sovereign debt	2	924	785
Total available-for-sale debt securities – cash equivalents		5,480	2,351
Money market funds	1	5,484	5,050
Total cash and cash equivalents		$22,910	$19,872
Marketable debt securities
U.S. government and agencies	2	$2,479	$3,082
Corporate debt and other	2	3,765	3,592
Mortgage and asset-backed	2	548	591
Total available-for-sale debt securities – marketable securities		$6,792	$7,265
Restricted cash
Cash and cash equivalents		$338	$294
Money market funds	1	2,962	2,798
Total restricted cash		$3,300	$3,092

Available-for-sale debt securities included above with contractual maturities(a)
Due in one year or less		$6,683
Due between one and five years		4,992
Total available-for-sale debt securities with contractual maturities		$11,675
__________
(a)Excludes mortgage and asset-backed securities of $548 million at September 30, 2025 as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $547 million and $580 million in the three months ended September 30, 2025 and 2024 and $2.7 billion and $1.6 billion in the nine months ended September 30, 2025 and 2024. Net unrealized gains on available-for-sale debt securities were insignificant and $159 million in the three months ended September 30, 2025 and 2024 and insignificant and $160 million in the nine months ended September 30, 2025 and 2024. Cumulative unrealized losses on available-for-sale debt securities were insignificant at September 30, 2025 and December 31, 2024.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the total shown in the condensed consolidated statement of cash flows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$22,910	$19,872
Restricted cash included in Other current assets	2,845	2,608
Restricted cash included in Other assets	455	484
Total	$26,210	$22,964

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. GM Financial Receivables and Transactions

	September 30, 2025			December 31, 2024
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables	$75,857	$16,700	$92,558	$76,066	$19,228	$95,294
Less: allowance for loan losses	(2,651)	(85)	(2,736)	(2,400)	(58)	(2,458)
GM Financial receivables, net	$73,206	$16,615	$89,821	$73,667	$19,169	$92,836

Fair value of GM Financial receivables utilizing Level 2 inputs			$16,615			$19,169
Fair value of GM Financial receivables utilizing Level 3 inputs			$74,957			$74,729
__________
(a)Commercial finance receivables include dealer financing of $16.2 billion and $18.6 billion, and other financing of $471 million and $604 million at September 30, 2025 and December 31, 2024. Commercial finance receivables are presented net of dealer cash management balances of $3.4 billion at September 30, 2025 and December 31, 2024. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Allowance for loan losses at beginning of period	$2,720	$2,311	$2,458	$2,344
Provision for loan losses	244	298	926	676
Charge-offs	(494)	(439)	(1,463)	(1,255)
Recoveries	257	217	778	653
Effect of foreign currency	8	(10)	37	(40)
Allowance for loan losses at end of period	$2,736	$2,377	$2,736	$2,377

The allowance for loan losses as a percentage of finance receivables was 3.0% and 2.6% at September 30, 2025 and December 31, 2024. The allowance ratio is based on factors including portfolio credit quality, expectations for recovery rates and economic outlook.

Retail Finance Receivables GM Financial's retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at September 30, 2025 and December 31, 2024:

	Year of Origination						September 30, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
Prime – FICO score 680 and greater	$18,457	$16,962	$10,727	$6,263	$3,293	$1,376	$57,078	75.2%
Near-prime – FICO score 620 to 679	2,927	2,712	1,619	1,044	681	300	9,282	12.2%
Sub-prime – FICO score less than 620	2,948	2,758	1,554	1,090	730	418	9,497	12.5%
Retail finance receivables	$24,333	$22,431	$13,900	$8,397	$4,704	$2,093	$75,857	100.0%

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
Prime – FICO score 680 and greater	$24,155	$15,814	$9,749	$5,424	$2,559	$366	$58,067	76.3%
Near-prime – FICO score 620 to 679	3,547	2,227	1,507	1,077	473	159	8,990	11.8%
Sub-prime – FICO score less than 620	3,399	2,059	1,546	1,141	543	322	9,008	11.8%
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles, and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $980 million and $958 million at September 30, 2025 and December 31, 2024. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost of retail finance receivables for each vintage of the portfolio at September 30, 2025 and December 31, 2024, as well as summary totals for September 30, 2024:

	Year of Origination						September 30, 2025		September 30, 2024
	2025	2024	2023	2022	2021	Prior	Total	Percent	Total	Percent
0-to-30 days	$24,021	$21,756	$13,324	$7,939	$4,378	$1,900	$73,318	96.7%	$71,977	96.8%
31-to-60 days	221	466	395	324	235	139	1,779	2.3%	1,718	2.3%
Greater-than-60 days	79	184	160	122	85	52	682	0.9%	616	0.8%
Finance receivables more than 30 days delinquent	300	649	555	446	319	191	2,461	3.2%	2,333	3.1%
In repossession	11	26	20	12	6	2	78	0.1%	73	0.1%
Finance receivables more than 30 days delinquent or in repossession	312	676	575	458	325	194	2,540	3.3%	2,407	3.2%
Retail finance receivables	$24,333	$22,431	$13,900	$8,397	$4,704	$2,093	$75,857	100.0%	$74,384	100.0%

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
0-to-30 days	$30,581	$19,411	$12,207	$7,178	$3,350	$710	$73,438	96.5%
31-to-60 days	374	481	425	340	166	99	1,885	2.5%
Greater-than-60 days	128	188	155	115	55	36	677	0.9%
Finance receivables more than 30 days delinquent	502	669	580	455	221	135	2,562	3.4%
In repossession	17	19	14	10	3	2	66	0.1%
Finance receivables more than 30 days delinquent or in repossession	519	689	595	464	225	136	2,628	3.5%
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer finance receivables portfolio by dealer risk rating at September 30, 2025 and December 31, 2024:

	Year of Origination(a)							September 30, 2025
Dealer Risk Rating	Revolving	2025	2024	2023	2022	2021	Prior	Total	Percent
I	$13,245	$228	$214	$135	$315	$176	$205	$14,519	89.5%
II	967	6	27	28	9	35	2	1,075	6.6%
III	536	6	41	7	14	17	15	635	3.9%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$14,748	$240	$282	$170	$339	$228	$222	$16,230	100.0%
__________
(a)Floorplan advances comprise 99.1% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2024
Dealer Risk Rating	Revolving	2024	2023	2022	2021	2020	Prior	Total	Percent
I	$16,190	$321	$209	$360	$237	$267	$22	$17,606	94.5%
II	621	—	10	26	3	2	—	663	3.6%
III	305	10	4	—	22	—	12	354	1.9%
IV	1	—	—	—	—	—	—	1	—%
Balance at end of period	$17,117	$331	$223	$385	$263	$269	$35	$18,623	100.0%
__________
(a)Floorplan advances comprise 99.5% of the total revolving balance. Dealer term loans are presented by year of origination.

There were no commercial finance receivables on nonaccrual status at September 30, 2025 and December 31, 2024.

Transfers of Finance Receivables During the three months ended September 30, 2025, GM Financial sold, subject to standard representations and warranties, finance receivables to third-party purchasers for $2.0 billion in cash proceeds. GM Financial has continuing involvement with the finance receivables transferred, primarily in its role as servicer. The outstanding off-balance sheet amount of the transferred finance receivables subject to continuing involvement was $1.9 billion at September 30, 2025.

Transactions with GM Financial The following tables show transactions between our Automotive operations and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	September 30, 2025	December 31, 2024
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables due from GM consolidated dealers	$381	$279
Subvention receivable from GM(b)	$544	$360
Commercial loan funding payable to GM	$102	$100

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$344	$345	$1,075	$1,026
Leased vehicle subvention earned	$461	$385	$1,313	$1,108
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive operations made cash payments to GM Financial for subvention of $856 million and $1.2 billion in the three months ended September 30, 2025 and 2024 and $2.5 billion and $2.9 billion in the nine months ended September 30, 2025 and 2024.

GM Financial's Board of Directors declared and paid dividends of $350 million and $450 million on its common stock in the three months ended September 30, 2025 and 2024 and $1.1 billion and $1.4 billion in the nine months ended September 30, 2025 and 2024.

Note 5. Inventories

	September 30, 2025	December 31, 2024
Total productive material, supplies and work in process	$6,833	$6,444
Finished product, including service parts	8,485	8,120
Total inventories	$15,318	$14,564

Inventories are reflected net of allowances totaling $2.5 billion and $2.0 billion, of which $1.8 billion and $1.4 billion are electric vehicle (EV)-related, to remeasure inventory on-hand to net realizable value at September 30, 2025 and December 31, 2024. Tariffs, less available offsets and deductions, are capitalized into the cost of inventories as incurred. Offset amounts in excess of tariffs incurred will be recognized as a reduction to future tariffs.

Note 6. Equipment on Operating Leases

Equipment on operating leases consists of leases to retail customers of GM Financial.

	September 30, 2025	December 31, 2024
Equipment on operating leases	$40,283	$38,187
Less: accumulated depreciation	(6,674)	(6,601)
Equipment on operating leases, net	$33,609	$31,586

The estimated residual value of our leased assets at the end of the lease term was $25.0 billion and $23.5 billion at September 30, 2025 and December 31, 2024.

Depreciation expense related to Equipment on operating leases, net was $1.2 billion in the three months ended September 30, 2025 and 2024 and $3.7 billion and $3.6 billion in the nine months ended September 30, 2025 and 2024.

As of September 30, 2025, GM Financial had a $2.1 billion purchase commitment to acquire EVs from dealers through June 30, 2026.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Years Ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Lease receipts under operating leases	$1,520	$5,055	$2,885	$834	$73	$1	$10,367

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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Automotive China joint ventures equity income (loss)	$80	$(137)	$197	$(347)
Ultium Cells Holdings LLC equity income (loss)(a)	213	309	465	788
Other joint ventures equity income (loss)	(3)	15	23	36
Total Equity income (loss)	$290	$187	$684	$477
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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$6,121	$4,480	$17,270	$13,268
Automotive China JVs' net income (loss)	$144	$(282)	$341	$(724)

Dividends declared but not paid from our nonconsolidated affiliates were $1.6 billion and $395 million at September 30, 2025 and December 31, 2024. Dividends received from our nonconsolidated affiliates were $103 million and $1.1 billion in the three and nine months ended September 30, 2025 and insignificant and $190 million in the three and nine months ended September 30, 2024. We had net undistributed losses from our nonconsolidated affiliates of $256 million, including $2.7 billion of undistributed losses offset by $2.5 billion of undistributed earnings at September 30, 2025 and insignificant undistributed earnings at December 31, 2024.

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

In the nine months ended September 30, 2025, in connection with Ultium Cells Holdings LLC’s strategic realignment of manufacturing and cell capacity to meet EV demand, we recorded charges of $260 million. Refer to Note 16 for additional information pertaining to our ongoing strategic reassessment of our EV capacity and manufacturing footprint, including our investments in our battery component manufacturing.

Note 8. Goodwill

Goodwill of $1.9 billion consisted of $1.3 billion in GM Financial at September 30, 2025 and December 31, 2024, and $571 million and an insignificant amount in GMNA at September 30, 2025 and December 31, 2024 and an insignificant amount and $569 million in Cruise at September 30, 2025 and December 31, 2024. During the three months ended March 31, 2025, $571 million of goodwill recorded in the Cruise segment was reallocated to the GMNA segment. The reallocation of the goodwill reflects the wind down of the Cruise robotaxi operations and combination of the GM and Cruise technical efforts in our GMNA segment to build on the success of Super Cruise and prioritize the development of advanced driver-assistance systems (ADAS) on a path to fully autonomous personal vehicles. We performed goodwill impairment tests prior to and after the reallocation and determined that the goodwill was not impaired.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 9. Variable Interest Entities

Consolidated VIEs
Automotive Financing – GM Financial
GM Financial uses special purpose entities (SPEs) that are considered VIEs to issue variable funding notes to third-party, bank-sponsored warehouse facilities or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing-related assets transferred to the VIEs (Securitized Assets). GM Financial determined that it is the primary beneficiary of the SPEs because the servicing responsibilities for the Securitized Assets give GM Financial the power to direct the activities that most significantly impact the performance of the VIEs and the variable interests in the VIEs give GM Financial the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or its other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required to provide additional financial support to these SPEs. While these subsidiaries are included in GM Financial's condensed consolidated financial statements, they are separate legal entities and the finance receivables, lease-related assets and cash held by them are legally owned by them and are not available to GM Financial's creditors or creditors of GM Financial's other subsidiaries.

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	September 30, 2025	December 31, 2024
Restricted cash – current	$2,566	$2,410
Restricted cash – non-current	$289	$350
GM Financial receivables – current	$22,801	$27,631
GM Financial receivables – non-current	$26,899	$27,619
GM Financial equipment on operating leases, net	$16,094	$14,252
GM Financial short-term debt and current portion of long-term debt	$18,263	$18,008
GM Financial long-term debt	$31,150	$31,638

GM Financial recognizes finance charge, leased vehicle and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs primarily include our battery cell manufacturing joint ventures to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in our automotive nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support and other off-balance sheet arrangements. The carrying amounts of assets were approximately $3.6 billion and $4.3 billion and liabilities were insignificant related to our nonconsolidated VIEs at September 30, 2025 and December 31, 2024. Our maximum exposure to loss as a result of our involvement with these VIEs was approximately $6.5 billion and $7.0 billion, inclusive of approximately $2.1 billion and $2.3 billion in committed capital contributions to our battery cell manufacturing joint ventures, at September 30, 2025 and December 31, 2024. Our maximum exposure to loss, and required capital contributions, could vary depending on our battery cell manufacturing joint ventures' requirements and access to capital. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 10. Debt

Automotive The following table presents debt in our automotive operations:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$99	$99	$105	$105
Unsecured debt(a)	15,461	15,359	14,980	14,709
Finance lease liabilities	555	552	383	391
Total automotive debt(b)	$16,114	$16,010	$15,467	$15,204

Fair value utilizing Level 1 inputs		$15,019		$14,366
Fair value utilizing Level 2 inputs		$990		$838

Available under credit facility agreements(c)		$13,938		$13,793
Weighted-average interest rate on outstanding short-term debt(d)		7.9%		7.3%
Weighted-average interest rate on outstanding long-term debt(d)		5.8%		5.8%
__________
(a)Primarily consists of senior notes.
(b)Includes net discount and debt issuance costs of $454 million and $439 million at September 30, 2025 and December 31, 2024.
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

In May 2025, we issued $2.0 billion in aggregate principal amount of senior unsecured notes with a weighted average interest rate of 5.7% and maturity dates ranging from 2028 to 2035. The net proceeds from this offering were used for general corporate purposes, including to fund a portion of the $1.8 billion five-year term loan to Ultium Cells LLC and to refinance a portion of our senior notes. In September 2025, we exercised our option to redeem at par value the remaining $1.25 billion in aggregate principal balance of our $2.0 billion senior unsecured notes with a maturity date of October 1, 2025.

GM Financial The following table presents debt of GM Financial:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$49,394	$49,733	$49,573	$49,753
Unsecured debt	66,994	68,212	64,691	65,258
Total GM Financial debt	$116,389	$117,945	$114,264	$115,010

Fair value utilizing Level 2 inputs		$115,371		$112,941
Fair value utilizing Level 3 inputs		$2,575		$2,070

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 9 for additional information on GM Financial's involvement with VIEs. In the nine months ended September 30, 2025, GM Financial renewed revolving credit facilities with total borrowing capacity of $19.3 billion and issued $17.4 billion in aggregate principal amount of securitization notes payable with an initial weighted-average interest rate of 4.75% and maturity dates ranging from 2027 to 2037.

Unsecured debt consists of senior notes, credit facilities and other unsecured debt. In the nine months ended September 30, 2025, GM Financial issued $9.2 billion in aggregate principal amount of senior notes with an initial weighted-average interest rate of 5.20% and maturity dates ranging from 2027 to 2035.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

Note 11. Derivative Financial Instruments

The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	September 30, 2025			December 31, 2024
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps(b)	2	$36,069	$100	$447	$36,145	$32	$621
Cash flow hedges
Interest rate swaps	2	2,061	19	28	1,873	35	4
Foreign currency swaps(c)	2	9,231	576	61	8,363	80	508
Derivatives not designated as hedges(a)
Interest rate contracts	2	127,486	491	705	123,346	833	1,294
Foreign currency contracts	2	181	—	—	—	—	—
Total derivative financial instruments(d)		$175,028	$1,187	$1,241	$169,727	$981	$2,427
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and nine months ended September 30, 2025 and 2024 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)The effect of fair value hedges in the condensed consolidated income statements includes insignificant losses for the three months ended September 30, 2025 and 2024 and losses of $164 million and an insignificant amount for the nine months ended September 30, 2025 and 2024.
(c)The effect of foreign currency cash flow hedges recognized in Accumulated other comprehensive loss in the condensed consolidated statements of comprehensive income includes insignificant losses and gains of $246 million for the three months ended September 30, 2025 and 2024, and gains of $578 million and insignificant gains for the nine months ended September 30, 2025 and 2024. The effect of foreign currency cash flow hedges reclassified from Accumulated other comprehensive loss in the condensed consolidated statements of comprehensive income into income includes insignificant losses and gains of $291 million for the three months ended September 30, 2025 and 2024 and gains of $675 million and insignificant gains for the nine months ended September 30, 2025 and 2024. All amounts reclassified from Accumulated other comprehensive loss were recorded to GM Financial interest, operating and other expenses in the condensed consolidated income statements. During the next 12 months, we expect insignificant gains that will be reclassified into pre-tax earnings from foreign currency cash flow hedges designated for hedge accounting.
(d)The fair value of derivative instruments that are classified as assets or liabilities available for offset was $584 million at September 30, 2025 and $693 million at December 31, 2024. GM Financial held $70 million and $190 million of collateral from counterparties available for netting against GM Financial's asset positions and posted $628 million and $1.2 billion of collateral to counterparties available for netting against GM Financial's liability positions at September 30, 2025 and December 31, 2024.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	September 30, 2025		December 31, 2024
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$3,873	$27	$6,406	$(6)
Long-term unsecured debt	31,328	641	30,258	1,287
GM Financial unsecured debt	$35,201	$668	$36,664	$1,281
__________
(a)Includes $472 million and $719 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at September 30, 2025 and December 31, 2024.

Note 12. Product Warranty and Related Liabilities

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Product warranty and related liabilities
Warranty balance at beginning of period	$11,698	$10,043	$10,571	$9,295
Warranties issued and assumed in period – recall campaigns	169	171	783	826
Warranties issued and assumed in period – product warranty	1,506	1,143	3,182	2,699
Payments	(1,390)	(1,152)	(3,922)	(3,206)
Adjustments to pre-existing warranties	1,426	444	2,732	1,080
Effect of foreign currency and other	(15)	11	50	(35)
Warranty balance at end of period	13,395	10,660	13,395	10,660
Less: Supplier recoveries balance at end of period(a)	386	512	386	512
Warranty balance, net of supplier recoveries at end of period	$13,009	$10,147	$13,009	$10,147
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Product warranty expense, net of recoveries
Warranties issued and assumed in period	$1,675	$1,314	$3,965	$3,525
Supplier recoveries accrued in period	(81)	(78)	(418)	(216)
Adjustments and other	1,411	455	2,782	1,045
Warranty expense, net of supplier recoveries	$3,006	$1,691	$6,329	$4,354

For estimates related to reasonably possible losses in excess of amounts accrued for recall campaigns, refer to Note 14 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 13. Pensions and Other Postretirement Benefits

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$42	$27	$2	$47	$40	$3
Interest cost	499	123	55	533	112	56
Expected return on plan assets	(648)	(136)	—	(686)	(116)	—
Amortization of prior service cost (credit)	16	2	—	16	1	—
Amortization of net actuarial (gains) losses	2	10	(3)	2	12	—
Net periodic pension and OPEB (income) expense	$(89)	$26	$54	$(88)	$49	$59

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$125	$137	$7	$141	$110	$8
Interest cost	1,496	358	164	1,599	373	170
Expected return on plan assets	(1,944)	(401)	—	(2,056)	(384)	—
Amortization of prior service cost (credit)	48	6	—	46	3	(1)
Amortization of net actuarial (gains) losses	7	30	(11)	6	35	—
Net periodic pension and OPEB (income) expense	$(268)	$130	$160	$(264)	$137	$177

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income presented in Interest income and other non-operating income, net are insignificant in the three months ended September 30, 2025 and 2024 and $186 million and $149 million in the nine months ended September 30, 2025 and 2024.

Note 14. Commitments, Contingencies and Uncertainties

Litigation-Related Liability and Indirect Tax-Related Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At September 30, 2025 and December 31, 2024, we had accruals of $1.4 billion and $1.1 billion for such legal actions in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the potential loss. Some matters may involve compensatory, punitive or other treble damage claims, environmental remediation programs or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that cannot be reasonably estimated. Accordingly, while we believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated, it is possible that adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

There is one putative class action and one certified class action pending against GM in the U.S. alleging that various 2015–2022 model year vehicles are defective because they are equipped with faulty 8-speed transmissions. In March 2023, the judge overseeing the class action concerning 2015–2019 model year vehicles certified 26 state subclasses and GM appealed. In June 2025, the Sixth Circuit decertified all 26 state subclasses and remanded to the district court for further proceedings. The putative class action concerning 2020–2022 model year vehicles is pending in front of a different judge that has not yet addressed class certification. We have similar cases pending in Canada concerning these vehicles. We are currently unable to estimate any reasonably possible or probable material loss or range of loss that may result from these proceedings in excess of the immaterial amounts accrued.

Beyond the class action litigations disclosed, we have several other class action litigations pending at any given time. Historically, relatively few classes have been certified in these types of cases. Therefore, we will generally only disclose specific class actions if a class is certified and we believe there is a reasonably possible material exposure to the Company.

Takata Matters In November 2020, the National Highway Traffic Safety Administration (NHTSA) directed that we replace the Takata airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and sport utility vehicles (SUVs), and we decided not to contest NHTSA's decision. While we have already begun the process of executing the recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the year ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy. At September 30, 2025, our remaining accrual for these matters was $394 million, and we believe the currently accrued amount remains reasonable.

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

There are several putative class actions that have been filed against GM, including in the U.S. and Canada, arising out of allegations that airbag inflators manufactured by Takata are defective. In March 2023, a U.S. court overseeing one of the putative class actions issued a final judgment in favor of GM on all claims in eight states at issue in that proceeding. In August 2023, the same U.S. court granted class certification as to a Louisiana claim, but denied certification as to seven other states. At

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
this stage of these proceedings, we are unable to provide an estimate of the amounts or range of reasonably possible material loss.

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

Chevrolet Bolt Recall In July 2021, we initiated a voluntary recall for certain 2017–2019 model year Chevrolet Bolt EVs due to the risk that two manufacturing defects present in the same battery cell could cause a high voltage battery fire in certain of these vehicles. After further investigation into the manufacturing processes at our battery supplier, LGES, and disassembling battery packs, we determined that the risk of battery cell defects was not confined to the initial recall population. As a result, in August 2021, we expanded the recall to include all 2017–2022 model year Chevrolet Bolt EV and Chevrolet Bolt Electric Utility Vehicles (EUVs). LG Electronics, Inc. and LGES (collectively, LG), have agreed to reimburse GM for certain costs and expenses associated with the recall. The commercial negotiations with LG also resolved other commercial matters associated with our Ultium Cells Holdings LLC joint venture with LGES. Accordingly, as of September 30, 2025, we had accrued a total of $2.7 billion and recognized receivables totaling $1.7 billion in connection with these matters. At September 30, 2025, our remaining accrual for these matters was $0.3 billion. These charges reflect our current best estimate for the cost of the recall remedy, which includes non-traditional recall remedies provided by GM to enhance customer satisfaction. The actual costs of the recall could be materially higher or lower.

In addition, putative class actions have been filed against GM in the U.S. and Canada alleging that the batteries contained in the Bolt EVs and EUVs included in the recall population are defective. GM has agreed to settle the U.S. class actions for an immaterial amount and the settlement agreement is pending final court approval.

Privacy and Consumer Protection Matters There are putative class actions pending against GM in federal courts in the U.S. alleging violations of state and federal privacy and consumer protection laws related to the collection and use of certain consumer data obtained through our former OnStar Smart Driver product. In June 2024, those class actions were consolidated into a multi-district litigation proceeding in the Northern District of Georgia. In addition, several states have filed enforcement lawsuits against us, and other state attorneys general have opened investigations or made inquiries of us relating to these alleged consumer protection and privacy issues. The Company resolved a Federal Trade Commission investigation through an agreed administrative consent order. The Company is defending litigation filed against us and fully cooperating with agencies and attorneys general that are conducting investigations. In the three months ended September 30, 2025, we accrued $0.3 billion in connection with these investigations and litigations. At this stage, we are not able to estimate any reasonably possible or probable material loss or range of loss that may result from these actions beyond this accrual.

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

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2025 to 2030, or upon the occurrence of specific events or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on royalties received associated with vehicles sold to date were $4.0 billion and $3.7 billion for these guarantees at September 30, 2025 and December 31, 2024, the majority of which relates to the indemnification agreements.

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

Supplier Finance Programs Third-party finance providers offer certain suppliers the option for payment in advance of their invoice due date through financing programs that we established. We retain our obligation to the participating suppliers, and we make payments directly to the third-party finance providers on the original invoice due date pursuant to the original invoice terms. There are no assets pledged as security or other forms of guarantees provided for committed payments. Our outstanding eligible balances under our supplier finance programs were $1.7 billion and $0.9 billion at September 30, 2025 and December 31, 2024, which are recorded in Accounts payable (principally trade).

Indirect Tax-Related Matters Tax matters not subject to the provision of Accounting Standards Codification 740, "Income Taxes" that pertain to value added taxes, customs, duties, sales tax, property taxes and other non-income tax exposures are evaluated globally. For indirect tax-related matters, we estimate our reasonably possible loss in excess of amounts accrued to be up to $6.7 billion at September 30, 2025. Certain indirect tax-related administrative proceedings may require that we deposit funds in escrow or provide an alternative form of security. We are not able to estimate the timing or amount of potential deposits and currently believe any required amounts will not be material.

Emissions-Related Uncertainties We are subject to state and federal governmental regulations, as well as regulations from governments outside of the U.S., relating to fuel economy standards and greenhouse gas (GHG) emissions. There are several methods to comply with these regulations that we have utilized and may continue to utilize, including, but not limited to, increasing production and sales of certain vehicles, such as EVs; curtailing production of certain vehicles, such as internal combustion engine (ICE) vehicles; certain technology changes; and/or the purchase of emission credits from third parties. Recently, the U.S. Government began to take actions to reduce the stringency and/or scope of these regulations. During the three months ended September 30, 2025, the One Big Beautiful Bill Act (the Act) set the civil penalties for noncompliance with corporate average fuel economy (CAFE) standards to zero, and NHTSA submitted a proposal to amend CAFE standards to the Office of Management and Budget for review. The Environmental Protection Agency (EPA) also proposed to remove GHG regulations for light-, medium- and heavy-duty on-highway vehicles on a retrospective and prospective basis. We expect any final action to alter U.S. GHG regulations to be subject to legal challenges that could result in the revised rules being vacated until conclusion of the legal proceedings, which is unlikely to occur in the near term.

Under current regulations, shortfalls to certain emissions standards could result in legal or regulatory proceedings, the recall or decertification of one or more of our products, negotiated remedial actions, fines and penalties, and/or restricted product

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
offerings. Based on our current and forecasted sales mix, we currently have, and expect to continue to have shortfalls in complying with current U.S. regulations. We recorded compliance-related costs of $0.3 billion and $0.2 billion in the three months ended September 30, 2025 and 2024 and $0.7 billion and $0.6 billion in the nine months ended September 30, 2025 and 2024 in Automotive and other cost of sales. Our compliance-related costs in the three and nine months ended September 30, 2025 include an insignificant charge to write off acquired CAFE credits. Additional compliance costs, under current regulations, including potential fines and penalties, are not reasonably estimable and could be substantial. At September 30, 2025, the carrying amount of our acquired credits was $1.2 billion, most of which may be subject to impairment in the near term should the EPA remove GHG regulations.

Note 15. Income Taxes

In the three months ended September 30, 2025 and 2024, Income tax expense of $127 million and $709 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation. In the nine months ended September 30, 2025 and 2024, Income tax expense of $1.3 billion and $2.2 billion was primarily due to tax expense attributable to entities included in our effective tax rate calculation.

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

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance at beginning of period	$854	$615	$1,243	$779
Additions, interest accretion and other	366	369	868	781
Payments	(379)	(363)	(1,274)	(935)
Revisions to estimates and effect of foreign currency	(1)	(3)	4	(7)
Balance at end of period	$841	$617	$841	$617

We recorded no charges in the three and nine months ended September 30, 2025 and incurred $708 million in cash outflows in the nine months ended September 30, 2025 resulting from strategic restructuring activities in GMNA related to Buick dealerships. Cumulatively, we have incurred charges of approximately $2.0 billion and cash outflows of $2.0 billion related to this initiative, which is substantially complete as of September 30, 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
We have made significant investments and contractual commitments in the development of EVs to help our vehicle fleet comply with emissions and fuel economy regulations that were scheduled to become increasingly stringent. Following recent U.S. Government policy changes, including the termination of certain consumer tax incentives for EV purchases, we expect the adoption rate of EVs to slow. These developments have caused us to reassess our EV capacity and manufacturing footprint. Based on a planned strategic realignment of our EV capacity and manufacturing footprint to expected consumer demand, we recorded charges of $1.6 billion in GMNA in the three months ended September 30, 2025. These charges include non-cash impairment and other charges of $1.2 billion, which are not reflected in the table above, resulting from adjustments to our EV capacity. In addition, we incurred charges of $404 million, of which $356 million are reflected in the table above, primarily related to contract cancellation fees and commercial settlements associated with EV-related investments that will have a cash impact when paid. The non-cash impairment charges include the cost of writing down EV-related tooling and equipment to its nominal salvage value. The reassessment of our EV capacity and manufacturing footprint, including our investments in our battery component manufacturing, is ongoing. In October 2025, we decided to stop producing our BrightDrop EVs. Our CAMI Assembly facility in Ingersoll, Ontario, Canada will be assessed for future opportunities. Because of this decision, we expect to record impairments and other charges in the three months ended December 31, 2025 that are not currently estimable. It is also reasonably possible that we will recognize other future material cash and non-cash charges as a result of our ongoing reassessment of our EV capacity.

In October 2023, Cruise voluntarily paused all of its driverless, supervised and manual autonomous vehicle (AV) operations in the U.S. while it examined its processes, systems and tools. In conjunction with these actions, Cruise recorded charges before noncontrolling interest of $529 million in the year ended December 31, 2023, which included non-cash restructuring charges of $250 million. In June 2024, Cruise indefinitely delayed the Cruise Origin and recognized primarily non-cash charges before noncontrolling interest of $631 million. In December 2024, in conjunction with GM's announcement of its decision to no longer fund Cruise's robotaxi development work and its plans to combine the Cruise and GM technical efforts to advance autonomous and assisted driving, Cruise recorded net charges before noncontrolling interest of $522 million, which included net non-cash restructuring charges of $173 million. Cumulatively, we have incurred $577 million of cash outflows resulting from these restructuring activities and have a remaining accrual of $137 million as of September 30, 2025. We expect to complete these restructuring activities by the end of 2025.

Note 17. Stockholders' Equity and Noncontrolling Interests

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at September 30, 2025 and December 31, 2024. We had 933 million and 995 million shares of common stock issued and outstanding at September 30, 2025 and December 31, 2024.

Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our dividends declared per common share were $0.15 and $0.42 for the three and nine months ended September 30, 2025 and $0.12 and $0.36 for the three and nine months ended September 30, 2024. Our total dividends paid on common stock were $141 million and $401 million for the three and nine months ended September 30, 2025 and $133 million and $407 million for the three and nine months ended September 30, 2024.

In February 2025, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion and approved an accelerated share repurchase (ASR) program to repurchase an aggregate amount of $2.0 billion of our common stock. In the nine months ended September 30, 2025, we received and retired 43 million shares upon settlement.

In the nine months ended September 30, 2025 and 2024, in addition to the shares repurchased under the ASR program, we repurchased approximately 27 million and 53 million shares for $1.5 billion and $2.4 billion under our existing share repurchase program.

Cruise Common and Preferred Shares In February 2025, we acquired all of the Cruise common shares and Cruise Class F and Class G Preferred Shares held by noncontrolling shareholders for an insignificant amount. We have completed the process of compensating a majority of the former Cruise shareholders. During the nine months ended September 30, 2025, the effect on the equity attributable to us for changes in our ownership interest in Cruise was insignificant for Cruise common shares.

During the three and nine months ended September 30, 2025, net income attributable to stockholders and transfers to the noncontrolling interest in Cruise and other subsidiaries were $1.3 billion and $6.5 billion, which includes a $538 million increase in equity attributable to us, primarily due to the redemption of Cruise preferred shares in February 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Foreign Currency Translation Adjustments
Balance at beginning of period	$(3,133)	$(3,155)	$(3,630)	$(2,457)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)(c)	(63)	274	435	(424)
Balance at end of period	$(3,195)	$(2,881)	$(3,195)	$(2,881)

Defined Benefit Plans
Balance at beginning of period	$(7,848)	$(7,544)	$(7,669)	$(7,665)
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment, net of tax(a)(c)	28	(97)	(197)	(24)
Reclassification adjustment, net of tax(c)	23	27	69	76
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(c)	50	(69)	(129)	52
Balance at end of period(d)	$(7,798)	$(7,613)	$(7,798)	$(7,613)

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at beginning of period	$30	$16	$86	$(20)
Other comprehensive income (loss) and noncontrolling interest before reclassification adjustment, net of tax(a)(c)	120	285	799	93
Reclassification adjustment, net of tax(c)	18	(291)	(717)	(63)
Other comprehensive income (loss), net of tax(a)(c)	139	(5)	83	31
Balance at end of period	$169	$11	$169	$11
__________
(a)The noncontrolling interests were insignificant in the three and nine months ended September 30, 2025 and 2024.
(b)The reclassification adjustment was insignificant in the three and nine months ended September 30, 2025 and 2024.
(c)The income tax effect was insignificant in the three and nine months ended September 30, 2025 and 2024.
(d)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2024 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 18. Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic earnings per share
Net income (loss) attributable to stockholders	$1,327	$3,056	$6,007	$8,969
Adjustments(a)	(30)	(27)	503	(55)
Net income (loss) attributable to common stockholders	$1,297	$3,029	$6,510	$8,914

Weighted-average common shares outstanding	944	1,116	965	1,136

Basic earnings per common share	$1.37	$2.71	$6.75	$7.85
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$1,297	$3,029	$6,510	$8,914

Weighted-average common shares outstanding – basic	944	1,116	965	1,136
Dilutive effect of awards under stock incentive plans	20	15	15	11
Weighted-average common shares outstanding – diluted	964	1,131	980	1,147

Diluted earnings per common share	$1.35	$2.68	$6.64	$7.77
Potentially dilutive securities(b)	—	6	—	6
__________
(a)Includes a $593 million return from the preferred shareholders related to the redemption of Cruise preferred shares from noncontrolling interest holders in the nine months ended September 30, 2025.
(b)Potentially dilutive securities attributable to outstanding stock options, Performance Stock Units and Restricted Stock Units (RSUs) at September 30, 2025 and 2024 were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

Note 19. Segment Reporting

Our chief operating decision-maker, who is Chair and Chief Executive Officer, analyzes the results of our business through the following reportable segments: GMNA, GMI and GM Financial. Our chief operating decision-maker evaluates the operating results and performance of our Automotive operations through earnings before interest and income taxes (EBIT)-adjusted, which is presented net of noncontrolling interests. Our chief operating decision-maker evaluates GM Financial through earnings before income taxes-adjusted (EBT-adjusted) because interest income and interest expense are an integral part of its operational and financial performance. These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions and to monitor budget-to-actual variances on a monthly basis. To manage operations and make decisions regarding resource allocations, our chief operating decision-maker is regularly provided and reviews expense information at a consolidated, functional level for our global purchasing and supply chain, manufacturing and engineering functions. Warranty and quality metrics are also viewed on a consolidated basis. Currently, a focus is being placed on driving an efficient, consolidated fixed cost structure and managing overall global headcount. Vehicle-level profitability metrics are also reviewed during the planning stage and throughout a program's life cycle on a forecasted basis, and not on an actual basis. Each segment has a manager responsible for executing our strategic initiatives.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GMNA meets the demands of customers in North America and GMI primarily meets the demands of customers outside North America with vehicles developed, manufactured and/or marketed under the Buick, Cadillac, Chevrolet and GMC brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily China, with vehicles developed, manufactured and/or marketed under the Baojun, Buick, Cadillac, Chevrolet and Wuling brands. Our Cruise business was pursuing the development and commercialization of AV technology until, in December 2024, we announced plans to refocus our autonomous driving strategy on personal vehicles and no longer fund Cruise's robotaxi development work. Cruise activity includes ongoing costs to be incurred related to the wind down of the robotaxi business. We have combined the GM and Cruise ongoing personal autonomous technical efforts in our GMNA segment. We provide automotive financing services through our GM Financial segment.

Our automotive interest income and interest expense, corporate expenditures, legacy costs from the Opel/Vauxhall Business (primarily pension costs) and certain revenues and expenses that are not part of a reportable segment are recorded centrally in Corporate. Corporate assets primarily consist of cash and cash equivalents, marketable debt securities and intersegment balances. All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment:

	At and For the Three Months Ended September 30, 2025
	GMNA	GMI	GM Financial	Total Reportable Segments
Net sales and revenue	$40,551	$3,645	$4,337	$48,533
Segment expenses and other items(a)	(38,045)	(3,419)	(3,533)	(44,996)
Earnings (loss) before interest and taxes-adjusted	$2,506	$226	$804	$3,536
Adjustments(b)	(1,917)	—	—	(1,917)
Corporate				(176)
Eliminations				—
Automotive interest income				220
Automotive interest expense				(209)
Net income (loss) attributable to noncontrolling interests				(35)
Income (loss) before income taxes				$1,419

	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments	Corporate	Eliminations	Total
Net sales and revenue	$40,551	$3,645	$—	$4,337	$48,533	$60	$(2)	$48,591
Equity in net assets of nonconsolidated affiliates	$3,324	$1,588	$—	$1,095	$6,007	$266	$—	$6,272
Goodwill and intangibles	$2,449	$655	$1	$1,348	$4,452	$—	$—	$4,452
Total assets	$164,001	$22,690	$309	$141,276	$328,276	$29,943	$(70,051)	$288,168
Expenditures for property	$2,011	$92	$—	$17	$2,119	$11	$—	$2,130
Depreciation and amortization	$1,703	$114	$—	$1,245	$3,063	$4	$—	$3,066
Impairment charges	$1,044	$—	$—	$—	$1,044	$—	$—	$1,044
Equity income (loss)(c)	$214	$83	$—	$9	$307	$(16)	$—	$290
__________
(a)Segment expenses and other items for GMNA and GMI primarily include material and logistics; manufacturing; equity income; selling, general and administrative people-related costs; advertising; information technology; engineering; professional services; and policy, campaign and warranty. GM Financial items primarily consist of GM Financial interest expense; leased vehicle depreciation; people-related costs; provision for loan losses and gains and losses on termination of leased vehicles.
(b)Consists of charges for EV strategic realignment, OnStar Smart Driver and Cruise restructuring in GMNA.
(c)Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended September 30, 2024
	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments
Net sales and revenue	$41,157	$3,517	$26	$4,031	$48,731
Segment expenses and other items(a)	(37,175)	(3,475)	(409)	(3,344)	(44,403)
Earnings (loss) before interest and taxes-adjusted	$3,982	$42	$(383)	$687	$4,327
Adjustments(b)	(340)	(43)	—	—	(383)
Corporate					(238)
Eliminations					(8)
Automotive interest income					274
Automotive interest expense					(206)
Net income (loss) attributable to noncontrolling interests					(48)
Income (loss) before income taxes					$3,717

	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments	Corporate	Eliminations	Total
Net sales and revenue	$41,157	$3,517	$26	$4,031	$48,731	$62	$(36)	$48,757
Equity in net assets of nonconsolidated affiliates	$3,894	$5,575	$—	$1,570	$11,039	$—	$—	$11,039
Goodwill and intangibles	$1,996	$686	$717	$1,346	$4,745	$—	$—	$4,745
Total assets	$169,036	$25,767	$3,552	$135,918	$334,274	$45,160	$(90,145)	$289,289
Expenditures for property	$2,128	$91	$3	$6	$2,227	$10	$8	$2,245
Depreciation and amortization	$1,491	$131	$6	$1,217	$2,846	$27	$—	$2,873
Impairment charges	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss)(c)	$309	$(132)	$—	$10	$187	$—	$—	$187
__________
(a)Segment expenses and other items for GMNA and GMI primarily include material and logistics; manufacturing; equity income; selling, general and administrative people-related costs; advertising; information technology; engineering; professional services; and policy, campaign and warranty. GM Financial items primarily consist of GM Financial interest expense; leased vehicle depreciation; people-related costs; provision for loan losses and gains and losses on termination of leased vehicles. Cruise items primarily consist of people-related costs.
(b)Consists of charges for strategic activities related to restructuring and Buick dealerships in GMNA and charges related to manufacturing operations wind down in GMI.
(c)Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Nine Months Ended September 30, 2025
	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments
Net sales and revenue	$117,424	$9,398	$1	$12,756	$139,579
Segment expenses and other items(a)	(109,217)	(8,938)	(274)	(10,563)	(128,992)
Earnings (loss) before interest and taxes-adjusted	$8,207	$460	$(273)	$2,193	$10,587
Adjustments(b)	(2,312)	(260)	—	—	(2,572)
Corporate					(730)
Eliminations					(4)
Automotive interest income					611
Automotive interest expense					(560)
Net income (loss) attributable to noncontrolling interests					33
Income (loss) before income taxes					$7,366

	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments	Corporate	Eliminations	Total
Net sales and revenue	$117,424	$9,398	$1	$12,756	$139,579	$163	$(9)	$139,732
Expenditures for property	$5,729	$274	$2	$27	$6,033	$50	$—	$6,083
Depreciation and amortization	$4,933	$347	$5	$3,701	$8,986	$39	$—	$9,026
Impairment charges	$1,044	$18	$—	$—	$1,063	$—	$—	$1,063
Equity income (loss)(c)	$469	$208	$—	$37	$714	$(30)	$—	$684
__________
(a)Segment expenses and other items for GMNA and GMI primarily include material and logistics; manufacturing; equity income; selling, general and administrative people-related costs; advertising; information technology; engineering; professional services; and policy, campaign and warranty. GM Financial items primarily consist of GM Financial interest expense; leased vehicle depreciation; people-related costs; provision for loan losses and gains and losses on termination of leased vehicles. Cruise items primarily consist of ongoing costs incurred related to the wind down of Cruise robotaxi activities.
(b)Consists of charges for EV and Ultium Cells Holdings LLC strategic realignments, OnStar Smart Driver and Cruise restructuring in GMNA and charges related to restructuring activities and manufacturing operations wind down in GMI.
(c)Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

	For the Nine Months Ended September 30, 2024
	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments
Net sales and revenue	$117,981	$9,897	$76	$11,761	$139,715
Segment expenses and other items(a)	(105,726)	(9,815)	(1,360)	(9,515)	(126,416)
Earnings (loss) before interest and taxes-adjusted	$12,254	$82	$(1,284)	$2,246	$13,299
Adjustments(b)	(511)	(146)	(583)	—	(1,240)
Corporate					(884)
Eliminations					(25)
Automotive interest income					688
Automotive interest expense					(631)
Net income (loss) attributable to noncontrolling interests					(132)
Income (loss) before income taxes					$11,076

	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments	Corporate	Eliminations	Total
Net sales and revenue	$117,981	$9,897	$76	$11,761	$139,715	$130	$(105)	$139,740
Expenditures for property	$7,220	$258	$4	$16	$7,498	$18	$81	$7,597
Depreciation and amortization	$4,415	$403	$18	$3,662	$8,498	$53	$—	$8,551
Impairment charges	$—	$—	$605	$—	$605	$—	$—	$605
Equity income (loss)(c)	$766	$(343)	$—	$55	$477	$—	$—	$477
__________
(a)Segment expenses and other items for GMNA and GMI primarily include material and logistics; manufacturing; equity income; selling, general and administrative people-related costs; advertising; information technology; engineering; professional services; and policy, campaign and warranty. GM Financial items primarily consist of GM Financial interest expense; leased vehicle depreciation; people-related costs; provision for loan losses and gains and losses on termination of leased vehicles. Cruise items primarily consist of people-related costs.
(b)Consists of charges for strategic activities related to restructuring actions and Buick dealerships in GMNA, charges related to manufacturing operations wind down in GMI and charges related to Cruise restructuring.
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

Our financial performance continues to be driven by the strength of our vehicle portfolio, including high margin full-size pickup trucks and SUVs, strong consumer demand for our products and the execution of our core business strategy. We remain focused on maintaining an efficient cost structure and pricing discipline. We continue to prioritize driving down costs to improve profitability and are aligning EV capacity to expected consumer demand. In February 2025, we completed the acquisition of the noncontrolling interests in Cruise and are prioritizing the development of ADAS on a path to fully autonomous personal vehicles. We are monitoring industry pricing pressures, changing interest rates, inflation, warranty claims, consumer demand trends, changes to the regulatory environment, including with respect to fuel economy standards, GHG emissions regulations, corporate taxes and EV incentives.

In the first quarter of 2025, the U.S. Government announced new tariffs, inclusive of vehicles and parts imported into the U.S. The tariff environment continues to remain highly dynamic and the specific tariffs applicable to goods imported by GM and its suppliers into the U.S., including under the U.S.-Mexico-Canada Agreement, continue to evolve, as do import tariffs charged by other countries. In October 2025, the U.S. Government announced certain modifications to tariffs relevant to the automotive industry, including tariffs related to imports of heavy-duty trucks and, separately, to parts for passenger vehicles and light-duty trucks. With respect to tariffs on imports of heavy-duty trucks, we do not anticipate that such tariffs will have a material impact on our business results. With respect to the expansion and extension of the import adjustment offset program established pursuant to Presidential Proclamation 10925, and due in part to increased competitiveness of our U.S. produced vehicles, GM anticipates that the recently announced changes will result in a material positive benefit to our fourth quarter 2025 business results, as well as in future quarters. Based on the current tariff environment, we estimate that impacts to EBIT-adjusted could range from $3.5 billion to $4.5 billion for the year ending December 31, 2025. Refer to Part II, Item 1A. Risk Factors for a full discussion of the risks associated with the U.S. tariff environment.

On July 4, 2025, the Act was signed into law that includes the extension and modification of certain key provisions of the U.S. Tax Cuts and Jobs Act of 2017, modification of certain Inflation Reduction Act incentives, acceleration of the phase-out of clean vehicle and other clean energy credits and sets the civil penalties to zero for noncompliance with CAFE standards. The Act also introduces a new auto loan interest deductibility provision that allows some individuals to deduct up to $10,000 per year in interest on new, U.S.-assembled personal vehicles purchased between 2025 and 2028. There are a variety of effective dates in the Act and only certain key provisions with financial reporting implications are expected to affect our financial statements for the year ending December 31, 2025. In July 2025, the EPA proposed to remove GHG regulations for light-, medium- and heavy-duty on-highway vehicles on a retrospective and prospective basis. Should the EPA remove GHG regulations, the majority of the carrying amount of our acquired credits of $1.2 billion may be subject to impairment in the near term and our ongoing cost of compliance to the GHG regulations would be favorably impacted.

Following these recent U.S. Government policy changes, including the termination of consumer tax incentives for EV purchases and the reduction in stringency of emissions regulations, we expect the adoption rate of EVs to slow. These developments have caused us to reassess our EV capacity and manufacturing footprint to align with expected consumer demand. Based on a planned strategic realignment of our EV capacity and manufacturing footprint to expected consumer demand, we recorded charges of $1.6 billion in GMNA in the three months ended September 30, 2025. The reassessment of our EV capacity and manufacturing footprint, including our investments in our battery component manufacturing, is ongoing and it

GENERAL MOTORS COMPANY AND SUBSIDIARIES

is reasonably possible that we will recognize additional future material cash and non-cash charges that may adversely affect our results of operations and cash flows in the period in which they are recognized. These amounts will be recognized in our results as decisions are made and will be reflected as adjustments in our non-GAAP financial measures. Refer to the "Non-GAAP Measures" section of this MD&A for additional information. Our strategic realignment of EV capacity does not impact today's retail portfolio of Chevrolet, GMC, and Cadillac EVs currently in production, and we expect these models to remain available to consumers.

As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These actions could give rise to future asset impairments or other charges, which may have a material impact on our operating results. Refer to the "Consolidated Results" and regional sections of this MD&A for additional information.

We face continuing market, operating and regulatory challenges in several countries across the globe due to, among other factors, competitive pressures, our product portfolio offerings, heightened emission standards, labor disruptions, foreign exchange volatility, evolving trade policy and political uncertainty. In addition, we are monitoring a potential disruption to automotive industry supply chains with respect to certain electrical subcomponents, including transistors, diodes and other semiconductors. While we are working with our supply chain partners to avoid impacts to GM, a disruption in the supply of such electrical subcomponents is possible, which could have an impact on our planned production schedules. Refer to Part I, Item 1A. Risk Factors in our 2024 Form 10-K and Part II, Item 1A. Risk Factors for a discussion of these challenges.

For the year ending December 31, 2025, we expect Net income attributable to stockholders of between $7.7 billion and $8.3 billion, EBIT-adjusted of between $12.0 billion and $13.0 billion, EPS-diluted of between $8.30 and $9.05 and EPS-diluted-adjusted of between $9.75 and $10.50. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

The following table reconciles expected Net income attributable to stockholders to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2025
Net income attributable to stockholders	$ 7.7-8.3
Income tax expense	1.8-2.2
Automotive interest income, net	(0.1)
Adjustments(a)	2.6
EBIT-adjusted	$ 12.0-13.0
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

The following table reconciles expected EPS-diluted to expected EPS-diluted-adjusted:

Year Ending December 31, 2025
Diluted earnings per common share	$ 8.30-9.05
Adjustments(a)	1.45
EPS-diluted-adjusted	$ 9.75-10.50
__________
(a)Refer to the reconciliation of diluted earnings per common share to EPS-diluted-adjusted within this MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

GMNA Industry sales in North America were 15.5 million units in the nine months ended September 30, 2025, representing an increase of 4.1% compared to the corresponding period in 2024. U.S. industry sales were 12.5 million units in the nine months ended September 30, 2025, representing an increase of 4.1% compared to the corresponding period in 2024.

Our total vehicle sales in the U.S., our largest market in North America, were 2.2 million units for market share of 17.2% in the nine months ended September 30, 2025, representing an increase of 1.0 percentage points compared to the corresponding period in 2024.

We achieved solid margins in the nine months ended September 30, 2025 driven by the strength of our product portfolio and ongoing cost discipline. However, the evolving tariff and policy landscape could have a material impact on our profitability

GENERAL MOTORS COMPANY AND SUBSIDIARIES

going forward. We remain focused on improving our EV profitability while maintaining our focus on cost. In addition, our outlook is dependent on continued supply chain availability, the resiliency of the U.S. economy and overall economic conditions, including the imposition of tariffs, less available offsets and deductions, or other trade restrictions by the U.S. or its trading partners. Looking ahead, our top priority is returning GMNA to its historical 8.0-10.0% EBIT-adjusted margins as quickly as possible.

GMI Industry sales in China were 19.3 million units in the nine months ended September 30, 2025, representing an increase of 6.5% compared to the corresponding period in 2024. Our total vehicle sales in China were 1.4 million units for market share of 7.0% in the nine months ended September 30, 2025, representing an increase of 0.2 percentage points compared to the corresponding period in 2024. Our Automotive China JVs generated equity income of $0.2 billion in the nine months ended September 30, 2025. We continue to focus on enhancing the competitiveness of our products in the Chinese market and executing restructuring plans. Additional restructuring charges may be incurred going forward.

Outside of China, industry sales were 19.8 million units in the nine months ended September 30, 2025, representing an increase of 3.2% compared to the corresponding period in 2024. Our total vehicle sales outside of China were 0.7 million units for market share of 3.3% in the nine months ended September 30, 2025, representing a decrease of 0.3 percentage points compared to the corresponding period in 2024.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy or range and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. government, and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the nine months ended September 30, 2025, 26.4% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by our Automotive operations (vehicles in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
GMNA	840	86.0%	893	86.4%	2,516	87.9%	2,588	87.1%
GMI	137	14.0%	140	13.6%	346	12.1%	383	12.9%
Total	977	100.0%	1,033	100.0%	2,862	100.0%	2,971	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Nine Months Ended
	September 30, 2025			September 30, 2024			September 30, 2025			September 30, 2024
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,187	710	17.0%	4,000	660	16.5%	12,516	2,150	17.2%	12,026	1,950	16.2%
Other	1,015	127	12.5%	985	130	13.2%	3,008	384	12.8%	2,884	376	13.0%
Total North America	5,202	837	16.1%	4,985	790	15.8%	15,523	2,534	16.3%	14,910	2,326	15.6%
Asia/Pacific, Middle East and Africa
China(a)	6,901	469	6.8%	6,585	426	6.5%	19,299	1,359	7.0%	18,123	1,240	6.8%
Other	5,598	150	2.7%	5,536	150	2.7%	16,603	369	2.2%	16,310	382	2.3%
Total Asia/Pacific, Middle East and Africa	12,499	619	5.0%	12,121	576	4.8%	35,903	1,729	4.8%	34,433	1,622	4.7%
South America
Brazil	711	72	10.1%	715	82	11.4%	1,910	192	10.0%	1,858	223	12.0%
Other	455	35	7.7%	365	28	7.7%	1,266	95	7.5%	991	82	8.3%
Total South America	1,166	107	9.2%	1,079	110	10.3%	3,176	287	9.0%	2,849	305	10.7%
Total in GM markets	18,868	1,563	8.3%	18,185	1,476	8.1%	54,602	4,549	8.3%	52,193	4,253	8.1%
Total Europe	3,883	1	—%	3,724	1	—%	12,493	2	—%	12,541	2	—%
Total Worldwide(b)	22,751	1,564	6.9%	21,910	1,477	6.7%	67,095	4,552	6.8%	64,734	4,255	6.6%
United States
Cars	658	12	1.8%	731	38	5.2%	2,080	44	2.1%	2,207	141	6.4%
Trucks	1,143	369	32.3%	1,093	337	30.9%	3,417	1,115	32.6%	3,137	987	31.5%
Crossovers	2,387	330	13.8%	2,176	284	13.1%	7,018	992	14.1%	6,683	822	12.3%
Total United States	4,187	710	17.0%	4,000	660	16.5%	12,516	2,150	17.2%	12,026	1,950	16.2%
China(a)
SGMS		130			98			381			372
SGMW		339			329			978			868
Total	6,901	469	6.8%	6,585	426	6.5%	19,299	1,359	7.0%	18,123	1,240	6.8%
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

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
GMNA	148	127	498	447
GMI	106	107	269	274
Total fleet sales	254	234	767	721

Fleet sales as a percentage of total vehicle sales	16.3%	15.9%	16.9%	17.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings and help support our sales throughout various economic cycles. GM Financial's penetration of our retail sales in the U.S. was 34% in the nine months ended September 30, 2025 and 39% in the corresponding period in 2024. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America were 80% in the nine months ended September 30, 2025 and 2024. In the nine months ended September 30, 2025, GM Financial's revenue consisted of leased vehicle income of 46%, retail finance charge income of 41% and commercial finance charge income of 7%.

GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. Gains on terminations of leased vehicles of $0.1 billion and $0.5 billion were included in GM Financial interest, operating and other expenses for the three and nine months ended September 30, 2025, compared to gains of $0.2 billion and $0.6 billion in the corresponding periods in 2024. The decrease in gains is primarily due to fewer terminated leases in 2025. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	September 30, 2025			December 31, 2024
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$13,399	629	65.7%	$13,184	635	67.3%
Trucks	8,443	246	25.6%	7,458	224	23.7%
SUVs	2,583	56	5.8%	2,260	53	5.6%
Cars	541	27	2.8%	590	31	3.3%
Total	$24,966	957	100.0%	$23,492	943	100.0%

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

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2025	September 30, 2024			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$40,551	$41,157	$(606)	(1.5)%	$(2.2)	$1.0	$0.1	$0.5
GMI	3,645	3,517	128	3.6%	$(0.1)	$0.2	$0.1	$(0.1)
Corporate	60	62	(2)	(2.9)%		$—		$—
Automotive	44,256	44,735	(480)	(1.1)%	$(2.3)	$1.1	$0.2	$0.4
Cruise	—	26	(26)	n.m.				$—
GM Financial	4,337	4,031	305	7.6%				$0.3
Eliminations/reclassifications	(2)	(36)	34	94.8%		$—		$—
Total net sales and revenue	$48,591	$48,757	$(166)	(0.3)%	$(2.3)	$1.1	$0.2	$0.7
__________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2025	September 30, 2024			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$117,424	$117,981	$(556)	(0.5)%	$(3.0)	$1.7	$0.8	$—
GMI	9,398	9,897	(499)	(5.0)%	$(0.8)	$0.5	$0.3	$(0.5)
Corporate	163	130	33	25.0%		$—		$—
Automotive	126,985	128,007	(1,023)	(0.8)%	$(3.8)	$2.1	$1.1	$(0.5)
Cruise	1	76	(75)	(98.8)%				$(0.1)
GM Financial	12,756	11,761	995	8.5%				$1.0
Eliminations/reclassifications	(9)	(105)	96	91.1%		$—		$0.1
Total net sales and revenue	$139,732	$139,740	$(8)	—%	$(3.8)	$2.1	$1.1	$0.5

Refer to the regional sections of this MD&A for additional information on Volume, Mix, Price and Other.

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2025	September 30, 2024			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$38,575	$35,541	$(3,034)	(8.5)%	$1.6	$(0.9)	$(4.0)	$0.2
GMI	3,309	3,173	(137)	(4.3)%	$0.1	$(0.1)	$—	$—
Corporate	53	55	2	3.7%		$—	$—	$—
Cruise	—	240	240	n.m.			$0.2
Eliminations	(1)	(1)	—	18.1%		$—	$—
Total automotive and other cost of sales	$41,936	$39,007	$(2,929)	(7.5)%	$1.6	$(1.0)	$(3.8)	$0.2
__________
n.m. = not meaningful

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2025	September 30, 2024			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$107,200	$100,858	$(6,342)	(6.3)%	$2.1	$(2.1)	$(7.3)	$1.0
GMI	8,875	8,996	121	1.3%	$0.6	$(0.3)	$(0.3)	$0.1
Corporate	181	103	(77)	(75.1)%		$—	$(0.1)	$—
Cruise	163	1,662	1,499	90.2%			$1.5
Eliminations	(2)	(2)	1	39.9%		$—	$—
Total automotive and other cost of sales	$116,416	$111,618	$(4,799)	(4.3)%	$2.8	$(2.5)	$(6.2)	$1.1

In the three months ended September 30, 2025, increased Cost was primarily due to: (1) charges of $1.6 billion due to the EV strategic realignment; (2) increased material and freight costs of $1.0 billion, including $1.1 billion due to tariffs; (3) increased warranty-related costs of $0.9 billion; and (4) charges of $0.3 billion due to our former OnStar Smart Driver program; partially offset by (5) decreased engineering costs of $0.2 billion, driven primarily by the wind down of Cruise robotaxi operations. In the three months ended September 30, 2025, favorable Other was primarily due to net foreign currency changes in the Mexican peso.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2025, increased Cost was primarily due to: (1) increased material and freight costs of $2.7 billion, including $2.4 billion due to tariffs; (2) charges of $1.6 billion due to the EV strategic realignment; (3) increased warranty-related costs of $1.3 billion; (4) unfavorable net realizable value inventory adjustments, primarily EV-related, of $0.5 billion in the nine months ended September 30, 2025 compared to similar favorable inventory adjustments of $0.4 billion in the nine months ended September 30, 2024; (5) charges of $0.3 billion due to the Ultium Cells Holdings LLC strategic realignment; (6) charges of $0.3 billion due to our former OnStar Smart Driver program; and (7) increased manufacturing costs of $0.2 billion; partially offset by (8) decreased engineering costs of $0.7 billion, driven primarily by the wind down of Cruise robotaxi operations; and (9) the reduction of charges related to Cruise restructuring of $0.6 billion. In the nine months ended September 30, 2025, favorable Other was primarily due to net foreign currency changes in the Mexican peso.

Refer to the regional sections of this MD&A for additional information on Volume and Mix.

Automotive and Other Selling, General and Administrative Expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2025	September 30, 2024		%	September 30, 2025	September 30, 2024		%
Automotive and other selling, general and administrative expense	$2,037	$2,745	$709	25.8%	$6,161	$7,292	$1,131	15.5%

In the three months ended September 30, 2025, Automotive and other selling, general and administrative expense decreased primarily due to: (1) decreased advertising, selling and administrative costs of $0.4 billion; and (2) the absence of charges related to strategic activities to transition certain Buick dealerships of $0.2 billion.

In the nine months ended September 30, 2025, Automotive and other selling, general and administrative expense decreased primarily due to: (1) decreased advertising, selling and administrative costs of $0.7 billion; and (2) the absence of charges related to strategic activities to transition certain Buick dealerships of $0.3 billion.

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2025	September 30, 2024		%	September 30, 2025	September 30, 2024		%
Interest income and other non-operating income, net	$475	$394	$81	20.6%	$1,151	$756	$395	52.3%

In the three months ended September 30, 2025, Interest income and other non-operating income, net increased primarily due to individually insignificant items.

In the nine months ended September 30, 2025, Interest income and other non-operating income, net increased primarily due to $0.3 billion in gains related to revaluation of investments and other individually insignificant items.

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2025	September 30, 2024		%	September 30, 2025	September 30, 2024		%
Income tax expense	$127	$709	$583	82.1%	$1,326	$2,238	$912	40.8%

In the three and nine months ended September 30, 2025, Income tax expense decreased primarily due to lower pre-tax income.

For the three and nine months ended September 30, 2025, our effective tax rate was 8.9% and 18.0% and our effective tax rate-adjusted (ETR-adjusted) was 19.8% and 19.3%. We expect our ETR-adjusted to be between 20% and 21% for the year ending December 31, 2025. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

Refer to Note 15 to our condensed consolidated financial statements for additional information related to Income tax expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2025	September 30, 2024			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$40,551	$41,157	$(606)	(1.5)%	$(2.2)	$1.0	$0.1		$0.5
EBIT-adjusted	$2,506	$3,982	$(1,476)	(37.1)%	$(0.6)	$0.1	$0.1	$(1.5)	$0.4
EBIT-adjusted margin	6.2%	9.7%	(3.5)%
	(Vehicles in thousands)
Wholesale vehicle sales	840	893	(53)	(5.9)%

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2025	September 30, 2024			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$117,424	$117,981	$(556)	(0.5)%	$(3.0)	$1.7	$0.8		$—
EBIT-adjusted	$8,207	$12,254	$(4,047)	(33.0)%	$(0.8)	$(0.5)	$0.8	$(4.2)	$0.7
EBIT-adjusted margin	7.0%	10.4%	(3.4)%
	(Vehicles in thousands)
Wholesale vehicle sales	2,516	2,588	(71)	(2.8)%

GMNA Total Net Sales and Revenue In the three months ended September 30, 2025, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes due to decreased sales of cars and crossover vehicles, partially offset by increased sales of full-size pickup trucks; partially offset by (2) favorable Mix associated with decreased sales of cars, increased sales of full-size SUVs and decreased sales of crossover vehicles; (3) favorable Price as a result of lean dealer inventory levels due to strong demand for our products; and (4) favorable Other due to increased sales of parts and accessories.

In the nine months ended September 30, 2025, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes due to decreased sales of cars and full-size pickup trucks, due to portfolio actions and lower planned production for product upgrades, partially offset by increased sales of crossover vehicles, including EVs, and mid-size pickup trucks and vans; partially offset by (2) favorable Mix associated with decreased sales of cars and increased sales of full-size SUVs, partially offset by increased sales of crossover vehicles, including EVs; and (3) favorable Price as a result of lean dealer inventory levels due to strong demand for our products.

GMNA EBIT-Adjusted In the three months ended September 30, 2025, EBIT-adjusted decreased primarily due to: (1) unfavorable Cost primarily due to increased material and freight costs of $0.9 billion, including $1.1 billion due to tariffs, and increased warranty-related costs of $0.9 billion, partially offset by decreased advertising, selling and administrative costs of $0.2 billion; and (2) decreased net wholesale volumes; partially offset by (3) favorable Price; (4) favorable Mix associated with decreased sales of cars and increased sales of full-size pickup trucks, partially offset by decreased sales of crossover vehicles; and (5) favorable Other due to net foreign currency changes primarily in the Mexican peso.

In the nine months ended September 30, 2025, EBIT-adjusted decreased primarily due to: (1) unfavorable Cost primarily due to increased material and freight costs of $2.5 billion, including $2.4 billion due to tariffs, increased warranty-related costs of $1.4 billion, unfavorable net realizable value inventory adjustments, primarily EV-related, of $0.4 billion in the nine months ended September 30, 2025 compared to similar favorable inventory adjustments of $0.4 billion in the nine months ended September 30, 2024, and increased manufacturing costs of $0.2 billion, partially offset by decreased advertising, selling and administrative costs of $0.2 billion; (2) decreased net wholesale volumes; and (3) unfavorable Mix associated with increased sales of crossover vehicles, including EVs, partially offset by decreased sales of cars; partially offset by (4) favorable Price; and (5) favorable Other due to net foreign currency changes primarily in the Mexican peso and favorable revaluation of investments.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM International

	Three Months Ended		Favorable/ (Unfavorable)		Variance Due To
	September 30, 2025	September 30, 2024		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$3,645	$3,517	$128	3.6%	$(0.1)	$0.2	$0.1		$(0.1)
EBIT-adjusted	$226	$42	$184	n.m.	$—	$0.1	$0.1	$(0.1)	$0.1
EBIT-adjusted margin	6.2%	1.2%	5.0%
Equity income (loss) — Automotive China	$80	$(137)	$217	n.m.
EBIT-adjusted — excluding Equity income (loss)	$146	$179	$(33)	(18.2)%
	(Vehicles in thousands)
Wholesale vehicle sales	137	140	(3)	(2.4)%
__________
n.m. = not meaningful

	Nine Months Ended		Favorable/ (Unfavorable)		Variance Due To
	September 30, 2025	September 30, 2024		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$9,398	$9,897	$(499)	(5.0)%	$(0.8)	$0.5	$0.3		$(0.5)
EBIT-adjusted	$460	$82	$378	n.m.	$(0.2)	$0.2	$0.3	$(0.1)	$0.2
EBIT-adjusted margin	4.9%	0.8%	4.1%
Equity income (loss) — Automotive China	$197	$(347)	$544	n.m.
EBIT-adjusted — excluding Equity income (loss)(a)	$266	$429	$(163)	(37.9)%
	(Vehicles in thousands)
Wholesale vehicle sales	346	383	(38)	(9.8)%
__________
n.m. = not meaningful
(a)Excludes adjustments related to Automotive China JVs restructuring recorded in GMI.

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income (loss), which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the three months ended September 30, 2025, Total net sales and revenue increased primarily due to: (1) favorable Mix in Brazil and the Middle East; and (2) favorable Price across multiple vehicle lines in Argentina; partially offset by (3) decreased net wholesale volumes in Brazil and Korea, partially offset by increased wholesale volumes in Argentina and Egypt; and (4) unfavorable Other primarily due to net foreign currency changes in the Argentine peso, partially offset by the Brazilian real.

In the nine months ended September 30, 2025, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes in Brazil, partially offset by increased volumes in Argentina; and (2) unfavorable Other primarily due to net foreign currency changes in the Argentine peso, Brazilian real and Egyptian pound; partially offset by (3) favorable Mix in South America, partially offset by the Middle East; and (4) favorable Price in Argentina, the Middle East and Brazil.

GMI EBIT-Adjusted In the three months ended September 30, 2025, EBIT-adjusted increased primarily due to: (1) favorable Price; (2) favorable Mix in Brazil and Argentina; and (3) favorable Other primarily due to increased Automotive China JVs equity income (loss), partially offset by net foreign currency changes in the Argentine peso; partially offset by (4) unfavorable Cost primarily due to increased material and logistics costs in Brazil and the Middle East.

In the nine months ended September 30, 2025, EBIT-adjusted increased primarily due to: (1) favorable Price; (2) favorable Mix in Brazil and Argentina, partially offset by the Middle East; and (3) favorable Other primarily due to increased Automotive China JVs equity income (loss), partially offset by net foreign currency changes in the Argentine peso and the Brazilian real;

GENERAL MOTORS COMPANY AND SUBSIDIARIES

partially offset by (4) decreased net wholesale volumes in Brazil and Korea, partially offset by increased volumes in Argentina and Egypt; and (5) unfavorable Cost primarily due to increased material and logistics costs in Brazil and the Middle East, partially offset by Korea.

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Wholesale vehicle sales, including vehicles exported to markets outside of China	519	372	1,494	1,117
Total net sales and revenue	$6,121	$4,480	$17,270	$13,268
Net income (loss)	$144	$(282)	$341	$(724)

GM Financial

	Three Months Ended		Increase/ (Decrease)	%	Nine Months Ended		Increase/ (Decrease)	%
	September 30, 2025	September 30, 2024			September 30, 2025	September 30, 2024
Total revenue	$4,337	$4,031	$305	7.6%	$12,756	$11,761	$995	8.5%
Provision for loan losses	$244	$298	$(54)	(18.0)%	$926	$676	$250	37.0%
EBT-adjusted	$804	$687	$117	17.0%	$2,193	$2,246	$(53)	(2.4)%
Average debt outstanding (dollars in billions)	$117.6	$110.4	$7.2	6.5%	$116.9	$107.8	$9.1	8.5%
Effective rate of interest paid	5.6%	5.6%	—%		5.6%	5.5%	0.1%

GM Financial Revenue In the three months ended September 30, 2025, total revenue increased primarily due to: (1) increased leased vehicle income of $0.1 billion primarily due to an increase in the average balance of the leased vehicles portfolio; (2) increased finance charge income of $0.1 billion primarily due to growth in the size of the portfolio and an increase in the retail effective yield resulting from higher average interest rates on new loan originations; and (3) increased other income of $0.1 billion primarily due to growth in vehicle protection contract sales, as well as a gain on sale of finance receivables.

In the nine months ended September 30, 2025, total revenue increased primarily due to: (1) increased finance charge income of $0.5 billion primarily due to growth in the size of the portfolio and an increase in the retail effective yield resulting from higher average interest rates on new loan originations; (2) increased leased vehicle income of $0.4 billion primarily due to an increase in the average balance of the leased vehicles portfolio; and (3) increased other income of $0.1 billion primarily due to growth in vehicle protection contract sales, as well as a gain on sale of finance receivables.

GM Financial EBT-Adjusted In the three months ended September 30, 2025, EBT-adjusted increased primarily due to: (1) increased leased vehicle income of $0.1 billion primarily due to an increase in the average balance of the leased vehicles portfolio; and (2) increased finance charge income of $0.1 billion primarily due to growth in the size of the portfolio and an increase in the retail effective yield resulting from higher average interest rates on new loan originations; partially offset by (3) increased interest expense of $0.1 billion primarily due to an increase in average debt outstanding.

In the nine months ended September 30, 2025, EBT-adjusted decreased primarily due to: (1) increased interest expense of $0.5 billion primarily due to an increase in average debt outstanding, as well as a slight increase in the effective rate of interest on debt; (2) increased provision for loan losses of $0.3 billion primarily due to increased loan origination volume, partially offset by the reversal of the allowance for loan losses on finance receivables reclassified to held-for-sale; and (3) increased leased vehicle expenses of $0.2 billion primarily due to a decrease in lease termination gains resulting from fewer terminated leases in 2025 and increased depreciation resulting from an increase in the average balance of the leased vehicles portfolio; partially offset by (4) increased finance charge income of $0.5 billion primarily due to growth in the size of the portfolio and an increase in the retail effective yield resulting from higher average interest rates on new loan originations; and (5) increased leased vehicle income of $0.4 billion primarily due to an increase in the average balance of the leased vehicles portfolio.

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

Our known current material uses of cash include, among other possible demands: (1) capital spending and our investments in our battery cell manufacturing joint ventures of approximately $10.0 billion to $11.0 billion in 2025; (2) payments for engineering and product development activities, including the development of AV technology and software-enabled services; (3) payments associated with previously announced warranty claims, vehicle recalls and any other recall-related contingencies; (4) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (5) dividend payments on our common stock that are declared by our Board of Directors; (6) payments to purchase shares of our common stock authorized by our Board of Directors; and (7) if the current regulations in the U.S. are not amended, payments of emissions-related regulatory compliance costs. Our material future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on the three objectives of our capital allocation program: (1) grow our business at an average target return on invested capital-adjusted (ROIC-adjusted) rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18.0 billion; and (3) after the first two objectives are met, return available cash to stockholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors not less than once annually.

Following recent U.S. Government policy changes, including the termination of certain consumer tax incentives for EV purchases and the reduction in the stringency of emissions regulations, we expect the adoption rate of EVs to slow. It is reasonably possible that we will recognize additional future material contract cancellation fees and commercial settlements associated with EV-related investments that may adversely affect our cash flows in the period in which they are paid. Furthermore, to support our transition to EVs, we anticipate making investments in suppliers or providing funding towards the execution of strategic, multi-year supply agreements to secure critical materials. In addition, we have entered, and plan to continue to enter, into offtake agreements that generally obligate us to purchase defined quantities of output. These arrangements could have a short-term adverse impact on our cash and increase our inventory. We also continue to monitor and evaluate opportunities to strengthen our competitive position over the long term while maintaining a strong investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations, and the possibility of acquisitions, dispositions and investments with joint venture partners, as well as strategic alliances that we believe would generate significant advantages and substantially strengthen our business.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A, Part I, Item 1A. Risk Factors of our 2024 Form 10-K and Part II, Item 1A. Risk Factors, some of which are outside of our control.

In February 2025, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion and approved an ASR program to repurchase an aggregate amount of $2.0 billion of our common stock. In the nine months ended September 30, 2025, we received and retired 43 million shares upon settlement.

In the nine months ended September 30, 2025, in addition to the shares repurchased under the ASR program, we repurchased approximately 27 million shares for $1.5 billion under our existing share repurchase program. We have $2.8 billion in capacity remaining under our share repurchase program as of September 30, 2025, with no expiration date.

In the nine months ended September 30, 2025, we paid dividends of $0.4 billion to holders of our common stock. In February 2025, our Board of Directors approved an increase in the quarterly common stock dividend of $0.03 to $0.15 per share beginning with the quarterly dividend declared in April 2025.

In May 2025, we loaned $1.8 billion to Ultium Cells LLC to facilitate full voluntary prepayment of loans Ultium Cells LLC received under the DOE's Advanced Technology Vehicles Manufacturing program. Our loan to Ultium Cells LLC accrues interest at a rate of 5.7% per year, matures in April 2030 and is prepayable without penalties.

Cash flows that occur amongst our Automotive, Cruise and GM Financial operations are eliminated when we consolidate our cash flows. Such eliminations include, among other things, collections by Automotive on wholesale accounts receivables financed by dealers through GM Financial, payments between Automotive and GM Financial for accounts receivables

GENERAL MOTORS COMPANY AND SUBSIDIARIES

transferred by Automotive to GM Financial, loans to Automotive and Cruise from GM Financial, dividends issued by GM Financial to Automotive, tax payments by GM Financial to Automotive and Automotive Cruise related cash expenditures. The presentation of Automotive liquidity and GM Financial liquidity presented below includes the impact of cash transactions amongst the sectors that are ultimately eliminated in consolidation. Net cash used in operating activities by Cruise was $0.8 billion and $1.8 billion in the nine months ended September 30, 2025 and 2024.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $14.4 billion and $14.3 billion at September 30, 2025 and December 31, 2024, which consisted primarily of two credit facilities. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use of GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.5 billion at September 30, 2025 and December 31, 2024.

If available capacity permits, GM Financial continues to have access to our automotive credit facilities. GM Financial did not have borrowings outstanding against any of these facilities at September 30, 2025 and December 31, 2024. We had intercompany loans from GM Financial of $0.4 billion and $0.3 billion at September 30, 2025 and December 31, 2024, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at September 30, 2025 and December 31, 2024. Refer to Note 4 to our condensed consolidated financial statements for additional information.

In May 2025, we issued $2.0 billion in aggregate principal amount of senior unsecured notes with a weighted average interest rate of 5.7% and maturity dates ranging from 2028 to 2035. The net proceeds from this offering were used for general corporate purposes, including to fund a portion of the $1.8 billion five-year term loan to Ultium Cells LLC and to refinance a portion of our senior notes. In September 2025, we exercised our option to redeem at par value the remaining $1.25 billion in aggregate principal balance of our $2.0 billion senior unsecured notes with a maturity date of October 1, 2025.

Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of September 30, 2025 and determined we are in compliance and expect to remain in compliance in the future.

GM Financial's Board of Directors declared and paid dividends of $1.1 billion on its common stock in the nine months ended September 30, 2025. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements and leverage ratio.

The following table summarizes our Automotive available liquidity (dollars in billions):

	September 30, 2025	December 31, 2024
Automotive cash and cash equivalents	$15.0	$14.5
Marketable debt securities	6.8	7.3
Automotive cash, cash equivalents and marketable debt securities	21.8	21.7
Available under credit facilities(a)	13.9	13.8
Total Automotive available liquidity	$35.7	$35.5
__________
(a)We had letters of credit outstanding under our sub-facility of $0.5 billion at September 30, 2025 and December 31, 2024.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Nine Months Ended September 30, 2025
Operating cash flow	$13.1
Capital expenditures	(6.1)
ASR program, shares repurchased and dividends paid	(3.9)
Issuance of senior unsecured notes	2.0
Payment of senior unsecured notes	(1.8)
Loan to Ultium Cells LLC, net	(1.7)
Cruise robotaxi operations wind down	(1.0)
Investment in nonconsolidated affiliates	(0.6)
Increase in available credit facilities	0.1
Total change in automotive available liquidity	$0.2

Automotive Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024
Operating Activities
Net income	$4.7	$8.9	$(4.2)
Depreciation, amortization and impairment charges	6.4	4.9	1.5
Pension and OPEB activities	(0.4)	(0.8)	0.4
Working capital	(2.2)	1.0	(3.3)
Accrued and other liabilities and income taxes	2.1	4.2	(2.1)
Other(a)	2.6	0.9	1.7
Net automotive cash provided by (used in) operating activities(b)	$13.1	$19.2	$(6.0)
__________
(a)Includes $1.1 billion in dividends received from our nonconsolidated affiliates in the nine months ended September 30, 2025; $1.1 billion and $1.4 billion in dividends received from GM Financial in the nine months ended September 30, 2025 and 2024; and changes in other assets and liabilities in the nine months ended September 30, 2025 and 2024.
(b)Includes $(1.7) billion and $6.7 billion in the nine months ended September 30, 2025 and 2024, which are eliminated within the condensed consolidated statements of cash flows. Amounts eliminated primarily relate to purchases of, and collections on, wholesale finance receivables provided by GM Financial to our dealers and dividends issued by GM Financial to us.

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024
Investing Activities
Capital expenditures	$(6.1)	$(7.5)	$1.4
Acquisitions and liquidations of marketable securities, net	0.6	(0.7)	1.3
Other(a)	(3.4)	(2.0)	(1.4)
Net automotive cash provided by (used in) investing activities(b)	$(8.8)	$(10.2)	$1.4
__________
(a)Includes $(1.8) billion term loan to and $0.1 billion loan repayments from Ultium Cells LLC, $(1.0) billion funding to wind down Cruise robotaxi operations and $(0.6) billion of GM's investment in nonconsolidated affiliates in the nine months ended September 30, 2025; $(1.3) billion investment in Cruise which is inclusive of $(0.9) billion convertible note issued by Cruise to us and $(0.7) billion of GM's investment in Ultium Cells Holdings LLC in the nine months ended September 30, 2024.
(b)Includes $(1.0) billion funding to wind down Cruise robotaxi operations in the nine months ended September 30, 2025; and $(1.3) billion investment in Cruise which is inclusive of $(0.9) billion convertible note issued by Cruise to us in the nine months ended September 30, 2024, which are eliminated within the condensed consolidated statements of cash flows.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024
Financing Activities
Net proceeds (payments) from short-term debt	$(1.8)	$—	$(1.8)
Issuance of senior unsecured notes	2.0	—	2.0
Other(a)	(4.1)	(3.0)	(1.2)
Net automotive cash provided by (used in) financing activities	$(3.9)	$(2.9)	$(1.0)
__________
(a)Includes $(2.0) billion in payments related to the ASR in the nine months ended September 30, 2025 and $(1.5) billion and $(2.4) billion for payments to purchase common stock in the nine months ended September 30, 2025 and 2024; and $(0.4) billion for dividends paid in the nine months ended September 30, 2025 and 2024.

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the nine months ended September 30, 2025, net automotive cash provided by operating activities was $13.1 billion, capital expenditures were $6.1 billion and adjustments for management actions were $0.8 billion. In the nine months ended September 30, 2024, net automotive cash provided by operating activities was $19.2 billion, capital expenditures were $7.5 billion and adjustments for management actions were $0.5 billion.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investor Service and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. As of October 14, 2025, all credit ratings remained unchanged since December 31, 2024.

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

The following table summarizes GM Financial's available liquidity (dollars in billions):

	September 30, 2025	December 31, 2024
Cash, cash equivalents and marketable debt securities	$7.8	$5.1
Borrowing capacity on unpledged eligible assets	25.4	21.5
Borrowing capacity on committed unsecured lines of credit	0.9	0.7
Borrowing capacity on revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$36.2	$29.3
GM Financial's available liquidity increased, primarily due to increased available borrowing capacity on unpledged eligible assets, resulting from the issuance of securitization transactions and unsecured debt, and an increase in cash and cash equivalents, resulting from $2.0 billion in proceeds from the sale of finance receivables. GM Financial generally targets liquidity levels to support at least six months of GM Financial's expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At September 30, 2025, available liquidity exceeded GM Financial's liquidity targets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024
Net cash provided by (used in) operating activities	$6.1	$5.1	$1.0
Net cash provided by (used in) investing activities(a)	$(1.6)	$(10.3)	$8.8
Net cash provided by (used in) financing activities(b)	$(1.7)	$4.7	$(6.4)
__________
(a)Includes $3.1 billion in the nine months ended September 30, 2025 driven primarily by purchases of, and collections on, wholesale finance receivables and collection of intercompany loans to Cruise; and $(5.3) billion in the nine months ended September 30, 2024 driven primarily by purchases of, and collections on, wholesale finance receivables, which are eliminated within the condensed consolidated statements of cash flows.
(b)Includes $(1.1) billion and $(1.4) billion in the nine months ended September 30, 2025 and 2024 for dividends to GM, which are eliminated within the condensed consolidated statements of cash flows.

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024
Operating Activities
Net income (loss)	$1.6	$1.6	$—
Depreciation and amortization	4.0	3.9	—
Accretion and amortization of loan and leasing fees	(1.2)	(1.1)	(0.1)
Provision for loan losses	0.9	0.7	0.3
Other non-cash income	(0.7)	(0.7)	—
Changes in assets and liabilities	1.3	(0.2)	1.5
Deferred income taxes	0.2	0.9	(0.7)
Net cash provided by (used in) operating activities	$6.1	$5.1	$1.0

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At September 30, 2025, secured, committed unsecured and uncommitted unsecured credit facilities totaled $27.6 billion, $0.9 billion and $2.3 billion with advances outstanding of $2.1 billion, an insignificant amount and $2.3 billion.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at September 30, 2025 and December 31, 2024. Refer to the "Automotive Liquidity" section of this MD&A for additional details.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

ETR-adjusted (Most comparable GAAP measure: Effective tax rate) ETR-adjusted is used by management and can be used by investors to review the consolidated effective tax rate for our core operations on a consistent basis. ETR-adjusted is calculated as Income tax expense less the income tax related to the adjustments noted above for EBIT-adjusted and the income tax adjustments noted above for EPS-diluted-adjusted divided by Income before income taxes less adjustments. When we provide an expected adjusted effective tax rate, we cannot provide an expected effective tax rate without unreasonable efforts because the U.S. GAAP measure may include significant adjustments that are difficult to predict.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles Net income (loss) attributable to stockholders to EBIT-adjusted:

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,
	2025	2024	2025	2024	2025	2024	2024	2023
Net income (loss) attributable to stockholders	$1,327	$3,056	$1,895	$2,933	$2,784	$2,980	$(2,961)	$2,102
Income tax expense (benefit)	127	709	481	767	719	762	318	(857)
Automotive interest expense	209	206	198	206	152	219	215	222
Automotive interest income	(220)	(274)	(200)	(229)	(191)	(186)	(279)	(308)
Adjustments
EV strategic realignment(a)	1,592	—	—	—	—	—	—	—
OnStar Smart Driver(b)	300	—	—	—	—	—	—	—
Cruise restructuring(c)	25	—	65	583	—	—	520	478
Headquarters relocation(d)	16	34	8	—	26	—	30	—
Ultium strategic realignment(e)	—	—	330	—	—	—	—	—
China restructuring actions(f)	—	—	140	—	—	—	4,010	—
Restructuring actions(g)	—	190	87	—	—	—	10	—
GMI plant wind down(h)	—	43	33	103	—	—	4	—
Buick dealer strategy(i)	—	150	—	75	—	96	643	131
Voluntary separation program(j)	—	—	—	—	—	—	—	130
GM Korea wage litigation(k)	—	—	—	—	—	—	—	(30)
India asset sales(l)	—	—	—	—	—	—	—	(111)
Total adjustments	1,933	417	663	761	26	96	5,217	598
EBIT-adjusted	$3,376	$4,115	$3,037	$4,438	$3,490	$3,871	$2,509	$1,757
__________
(a)These adjustments were excluded because they relate to our planned strategic realignment of our EV capacity and manufacturing footprint to expected consumer demand.
(b)These adjustments were excluded because they relate to investigations and litigation associated with our former OnStar Smart Driver product.
(c)These adjustments were excluded because they relate to restructuring charges resulting from the plan to combine the Cruise and GM technical efforts to advance autonomous and assisted driving, the indefinite delay of the Cruise Origin and the voluntary pausing in 2023 of Cruise's driverless, supervised and manual AV operations in the U.S. The adjustments primarily consist of non-cash restructuring charges, supplier-related charges and employee separation costs.
(d)These adjustments were excluded because they relate to the GM headquarters relocation, primarily consisting of accelerated depreciation and other relocation expenditures.
(e)These adjustments were excluded because they relate to Ultium Cells Holdings LLC charges from a strategic realignment to have the right manufacturing and cell capabilities in place to meet EV demand and expected growth.
(f)These adjustments were excluded because they relate to restructuring activities associated with our operations in China, including an other-than-temporary impairment and restructuring charges recorded in equity earnings associated with our Automotive China JVs.
(g)These adjustments were excluded because they relate to employee separation charges.
(h)These adjustments were excluded because they relate to the wind down of our manufacturing operations in Colombia and Ecuador.
(i)These adjustments were excluded because they relate to strategic activities to transition certain Buick dealers out of our dealer network as part of Buick’s EV strategy.
(j)These adjustments were excluded because they relate to the acceleration of attrition as part of the cost reduction program announced in January 2023, primarily in the U.S.
(k)These adjustments were excluded because they relate to the partial resolution of subcontractor matters in Korea.
(l)These adjustments were excluded because they relate to an asset sale resulting from our strategic decision in 2020 to exit India.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings per common share to EPS-diluted-adjusted:

	Three Months Ended				Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$1,297	$1.35	$3,029	$2.68	$6,510	$6.64	$8,914	$7.77
Adjustments(a)	1,933	2.01	417	0.37	2,622	2.67	1,274	1.11
Tax effect on adjustments(b)	(536)	(0.56)	(96)	(0.08)	(606)	(0.62)	(290)	(0.25)
Return from preferred shareholders(c)	—	—	—	—	(593)	(0.60)	—	—
EPS-diluted-adjusted	$2,694	$2.80	$3,350	$2.96	$7,933	$8.09	$9,898	$8.63
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this section of MD&A for the details of each individual adjustment.
(b)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(c)This adjustment consists of a return from the preferred shareholders related to the redemption of Cruise preferred shares from noncontrolling interest holders in the nine months ended September 30, 2025.

The following table reconciles our effective tax rate to ETR-adjusted:

	Three Months Ended						Nine Months Ended
	September 30, 2025			September 30, 2024			September 30, 2025			September 30, 2024
	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate
Effective tax rate	$1,419	$127	8.9%	$3,717	$709	19.1%	$7,366	$1,326	18.0%	$11,076	$2,238	20.2%
Adjustments(a)	1,933	536		418	96		2,622	606		1,342	290
ETR-adjusted	$3,352	$663	19.8%	$4,135	$805	19.5%	$9,988	$1,932	19.3%	$12,418	$2,528	20.4%
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

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	September 30, 2025	September 30, 2024
Net income attributable to stockholders	$3.0	$11.1
Average equity(a)	$65.2	$69.5
ROE	4.7%	15.9%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	September 30, 2025	September 30, 2024
EBIT-adjusted(a)	$12.4	$14.2
Average equity(b)	$65.2	$69.5
Add: Average automotive debt and interest liabilities (excluding finance leases)	16.1	16.3
Add: Average automotive net pension & OPEB liability	8.7	9.8
Less: Average automotive and other net income tax asset	(22.9)	(22.7)
ROIC-adjusted average net assets	$67.1	$73.0
ROIC-adjusted	18.5%	19.4%
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this section of MD&A.
(b)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may include "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and are often identified by words like “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions. In making these statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new products, services, technologies and customer experiences in response to increased competition and changing consumer needs and preferences; (2) our ability to attract and retain talented and highly skilled employees; (3) our ability to timely fund and introduce new and improved vehicle models, including EVs, that are able to attract a sufficient number of consumers; (4) our ability to profitably deliver a strategic portfolio of EVs; (5) adoptions of EVs by consumers; (6) the success of our current line of ICE vehicles, particularly our full-size SUVs and full-size pickup trucks; (7) our highly competitive industry, which has been historically characterized by excess manufacturing capacity and the use of incentives, and the introduction of new and improved vehicle models by our competitors; (8) the unique technological, operational, regulatory and competitive risks related to our refocused AV strategy on personal vehicles; (9) risks associated with climate change, including increased regulation of GHG emissions, our transition to EVs and the potential increased impacts of severe weather events; (10) global automobile market sales volume, which can be volatile; (11) inflationary pressures and persistently high prices and uncertain availability of raw materials and commodities used by us and our suppliers, and instability in logistics and related costs; (12) our business in China, which is subject to unique operational, competitive, regulatory and economic risks; (13) the success of our ongoing strategic business relationships, particularly with respect to facilitating access to raw materials necessary for the production of EVs, and of our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (14) the international scale and footprint of our operations, which expose us to a variety of unique political, economic, competitive and regulatory risks, including the risk of changes in government leadership and laws (including labor, trade, tax and other laws), political uncertainty or instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, introduction of new tariffs or changes to announced tariffs directly and indirectly applicable to our industry, changes in foreign exchange rates and interest rates, economic downturns in the countries in which we operate, differing local product preferences and product requirements, changes to and compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements and union relationships, differing dealer and franchise regulations and relationships, difficulties in obtaining financing in foreign countries, and public health crises, including the occurrence of a contagious disease or illness; (15) any significant disruption, including any work stoppages, at any of our manufacturing facilities; (16) the ability of our suppliers to deliver parts, systems and components without disruption and at such times to allow us to meet production schedules; (17) pandemics, epidemics, disease outbreaks and other public health crises; (18) the possibility that competitors may independently develop products and services similar to ours, or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (19) our ability to manage risks related to security breaches, cyberattacks and other disruptions to our information technology systems and networked products, including connected vehicles; (20) our ability to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

manage security breaches and other disruptions to our in-vehicle systems; (21) our ability to comply with increasingly complex, restrictive and punitive regulations relating to our enterprise data practices, including the collection, use, sharing and security of the personal information of our customers, employees or suppliers; (22) our ability to comply with extensive laws, regulations and policies applicable to our industry, operations and products, including those in the Act and/or relating to fuel economy, emissions and AVs; (23) costs and risks associated with litigation and government investigations; (24) the costs and effect on our reputation of product safety recalls and alleged defects in products and services; (25) any additional tax expense or exposure or failure to fully realize available tax incentives; (26) our continued ability to develop captive financing capability through GM Financial; and (27) any significant increase in our pension funding requirements. A further discussion of these risks, uncertainties and other factors can be found in Part I, Item 1A. Risk Factors of our 2024 Form 10-K, Part II, Item 1A. Risk Factors and our subsequent filings with the SEC.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2025 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, at a reasonable assurance level, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The U.S. Government has introduced new tariffs applicable to the automotive industry and has signaled tariff policy may shift further in the coming months. Such tariffs, and tariffs imposed by other governments, could have a material adverse effect on our financial condition and results of operations.

The U.S. Government has introduced new tariffs and tariff-related measures, including tariffs specifically related to the automotive industry, and has indicated that other potential tariff measures and modifications to existing tariffs continue to be under consideration. For example, on October 17, 2025, the U.S. Government announced certain modifications to tariffs relevant to the automotive industry, including tariffs related to imports of heavy-duty trucks and, separately, to parts for passenger vehicles and light-duty trucks. Refer to the "Overview" section in Item 2. MD&A for a description of how we expect these tariff modifications will impact our results of operations. Additionally, certain tariffs are subject to pending legal challenges. In these respects, the U.S. tariff environment remains highly dynamic and the specific tariffs applicable to goods imported by GM and our suppliers into the U.S. continue to evolve. Import tariffs charged by other countries in which GM does business may also change.

We believe the tariffs currently in place will have a $3.5 billion to $4.5 billion impact on our 2025 EBIT-adjusted results, but we cannot predict with complete precision the breadth of tariffs and related costs that will ultimately impact GM this year and beyond. As a result, the ultimate impact of tariffs on our business could exceed our current estimates, which could have a material adverse effect on our financial condition, results of operations and cash flows, and our expected financial results. Our efforts to mitigate the impact of tariffs including, but not limited to, making changes to our U.S. production plan and reducing or pausing certain imports, may not be successful, and we do not expect such actions to fully offset the impact of tariffs in the near term. We have made and may need to make additional changes to our global production footprint and workforce, which could require significant capital expenditures and could result in asset impairments and other charges, including restructuring charges, any of which could be material. For example, we recently announced plans to increase vehicle and engine production in the U.S. Evolving tariffs globally, along with other trade barriers and trade restrictions, may lead to supply chain disruptions, potentially resulting in increased production costs and the inability to receive certain critical parts.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended September 30, 2025:

	Total Number of Shares Purchased(a)	Weighted Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2025 through July 31, 2025	12,708,915	$52.83	12,608,343	$3.6 billion
August 1, 2025 through August 31, 2025	7,523,555	$55.10	7,521,173	$3.2 billion
September 1, 2025 through September 30, 2025	7,137,257	$58.76	7,137,257	$2.8 billion
Total	27,369,727	$55.00	27,266,773
__________
(a)Shares purchased include shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs relating to compensation plans. Refer to our 2024 Form 10-K for additional details on employee stock incentive plans.
(b)The weighted-average price paid per share excludes broker commissions.

*  *  *  *  *  *  *

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
Incorporated by Reference
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (Inline XBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2025, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	October 21, 2025