Form 10-K
period 2025-12-31
General Motors Co
filed 2026-01-27
CIK 1467858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 001-34960
GENERAL MOTORS COMPANY
(Exact name of registrant as specified in its charter)

Delaware			27-0756180
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1240 Woodward Avenue,	Detroit,	Michigan	48265
(Address of principal executive offices)			(Zip Code)
(313) 667-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	GM	New York Stock Exchange
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
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $47.0 billion as of June 30, 2025.
As of January 15, 2026 there were 903,967,853 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement related to the Annual Stockholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
PART I

Item 1. Business

General Motors Company (sometimes referred to as we, our, us, ourselves, the Company, General Motors, or GM) was incorporated as a Delaware corporation in 2009. We design, build, and sell trucks, crossovers, cars, and automobile parts and provide software-enabled services and subscriptions worldwide. Our automotive operations meet the demands of our customers through our segments: GM North America (GMNA) and GM International (GMI) with vehicles developed, manufactured, and/or marketed under the Buick, Cadillac, Chevrolet, and GMC brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily in China, with vehicles developed, manufactured, and/or marketed under the Baojun, Buick, Cadillac, Chevrolet, and Wuling brands. In December 2024, we announced that we would no longer fund Cruise's robotaxi development work and will refocus our autonomous driving strategy on personal vehicles and, in February 2025, we completed the acquisition of the noncontrolling interests in Cruise, began to wind down the Cruise robotaxi operations, and combined the GM and Cruise autonomous technical efforts in our GMNA segment. We provide automotive financing services through our General Motors Financial Company, Inc. (GM Financial) segment. Refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 23 to our consolidated financial statements for financial information about our segments. Except for per share amounts or as otherwise specified, amounts presented within tables are stated in millions. Certain columns and rows may not sum due to rounding. Forward-looking statements in this Business section are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to Item 1A. Risk Factors and the "Forward-Looking Statements" section of Part II, Item 7. MD&A for a discussion of these risks and uncertainties.

Our strong product portfolio exemplifies our deep design and engineering expertise, iconic brands, award winning vehicles, and clear outlook for the future, leading the U.S. auto industry in sales. We continue to push the industry forward, with a vision to create the right vehicle for every driver and a world with zero crashes, zero emissions, and zero congestion. Building on a century of innovation, we are leveraging software, hardware, artificial intelligence (AI), and sensors to produce safer, smarter, and more fuel efficient vehicles. We are developing advanced driver assistance and autonomous vehicle (AV) technology to help eliminate human driving error, save lives, and improve mobility for everyone.

Vehicle Portfolio Our internal combustion engine (ICE) portfolio is a key driver of financial and market performance and customer loyalty led by our full-size trucks and sport utility vehicles (SUVs). We maintain a strong presence in both the mainstream and luxury categories of the auto industry. We serve the mainstream market with Chevrolet and GMC trucks, SUVs, and crossover utility vehicles, which are driving volume growth in premium-priced market segments. Our Cadillac brand, which continues to grow, services the global luxury segment, while also maintaining strong market presence in North America.

GM has made significant investments to build a broad portfolio of electric vehicles (EVs) including establishing manufacturing and supply chain capacity for EVs, batteries, and components, in North America. Our EV portfolio has achieved significant market growth with strong positioning in the U.S. market. Our New Energy Vehicles (NEVs) in China have contributed to the turnaround in sales and business performance in China. EVs like the Chevrolet Equinox EV, Cadillac LYRIQ, Cadillac ESCALADE IQ, and the GMC Sierra EV have brought new customers to our brands and helped increase our EV market share.

Despite our recent EV sales growth, U.S. regulatory and economic policy changes have impacted our expectations regarding the pace of EV growth and consumer demand. We have taken actions to strategically realign our EV capacity and manufacturing footprint with the slowing in customer demand for EVs. Due to our broad and diversified portfolio of both ICE and electric vehicles, we believe we are well positioned to respond to changes in demand given our strong market position with ICE vehicles in the U.S. and the success of our Chevrolet, Cadillac, and GMC EVs with customers.

We are prioritizing an overall portfolio that successfully meets customer demand. We continue to invest in ICE vehicles alongside our EVs and plan to introduce new battery chemistries and form factors that will deliver the EV range and performance our customers desire, with even lower pack costs and improved profitability. Our EV portfolio takes advantage of integrated supply chain development, including battery cell production from Ultium Cells Holdings LLC (a joint venture with LG Energy Solution) in plants in Warren, Ohio and Spring Hill, Tennessee.

We continue to build our vehicle portfolio on a foundation of extensive manufacturing capability. We have a network of 50 U.S. manufacturing plants and parts facilities in 19 states, which includes 11 vehicle assembly plants. In 2025, we announced

GENERAL MOTORS COMPANY AND SUBSIDIARIES
our plan to spend approximately $4.0 billion in capital investments to onshore production at plants in Tennessee, Kansas, and Michigan over the next two years and nearly $1.0 billion to build a new generation of advanced, fuel-efficient V8 engines in New York. These investments in U.S. assembly and propulsion plants will enable us to strengthen domestic manufacturing and ensure flexibility for both ICE and electric vehicles.

As government policies have evolved, we have acted with urgency and discipline to maintain strong positioning within the industry. In 2025, the U.S. and other governments implemented new import tariffs impacting GM and our suppliers, including tariffs on vehicles and parts imported into the U.S. The tariff environment is highly dynamic and the specific tariffs applicable to goods imported by GM and its suppliers into the U.S., including under the U.S.-Mexico-Canada Agreement, and other countries are likely to evolve further. We will continue to adapt as appropriate.

Software-Enabled Technology Services Our vehicles are equipped with a suite of software-enabled services, aimed at improving the customer experience and creating vehicles that improve and evolve over time, including OnStar services and Super Cruise. With nearly three decades of experience, OnStar is a global leader in enabling connected vehicle services. OnStar is available in more than 20 markets globally. As GM introduces more software-defined vehicles, OnStar will play a key role as an enabler of safety, infotainment, connectivity, and driver assistance features. OnStar provides one ecosystem for retail and fleet customers to use, engage, and shop through a broader set of service offerings available at and after vehicle purchase. Our end-to-end software platform provides customers with software-defined features, apps, and services over-the-air and empowers customers to update their ownership experiences with desirable features, software services, vehicle performance, and Super Cruise, our hands-free driver assistance technology. With an attentive driver and under proper conditions, Super Cruise enables drivers of equipped vehicles to travel hands-free on more than 600,000 miles of compatible roads in the U.S. and Canada. Many of GM's latest ICE vehicles and EVs are employing this software platform as it rolls out across most products in the coming years.

Cruise GM Cruise Holdings LLC (Cruise Holdings), our wholly-owned subsidiary, has refocused from robotaxi development to developing our automated driving systems for personal vehicles. We worked with the Cruise leadership team to restructure Cruise's operations and have combined the GM and Cruise technical efforts to build on the success of Super Cruise and prioritize the development of advanced driver-assistance systems (ADAS) on a path to fully autonomous personal vehicles. Refer to Item 1A. Risk Factors for a further discussion of the risks associated with our AV strategy.

Competitive Position and Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy or range, and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors, as well as sales to the U.S. Government, and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the year ended December 31, 2025, 27.5% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by our Automotive operations (vehicles in thousands):

	Years Ended December 31,
	2025		2024		2023
GMNA	3,296	86.8%	3,464	86.4%	3,147	83.5%
GMI	503	13.2%	547	13.6%	621	16.5%
Total	3,799	100.0%	4,010	100.0%	3,768	100.0%

Total vehicle sales data represents: (1) retail sales (i.e., sales to consumers who purchase new vehicles from dealers or distributors); (2) fleet sales (i.e., sales to large and small businesses, governments, and daily rental car companies); and (3) certain vehicles used by dealers in their business, including but not limited to courtesy transportation vehicles previously used by dealers that were sold to the end consumer. Total vehicle sales data includes all sales by joint ventures on a total vehicle basis, not based on our percentage ownership interest in the joint venture, including vehicle sales of non-GM trademarked vehicles, which are included in the total vehicle sales we report for China. While total vehicle sales data does not correlate directly to the revenue we recognize during a particular period, we believe it is indicative of the underlying demand for our vehicles. Total vehicle sales data represents management's good faith estimate based on sales reported by our dealers,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
distributors, and joint ventures; commercially available data sources, such as registration and insurance data; and internal estimates and forecasts when other data is not available.

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Years Ended December 31,
	2025			2024			2023
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	16,631	2,853	17.2%	16,356	2,705	16.5%	16,022	2,595	16.2%
Other	4,027	507	12.6%	3,904	510	13.1%	3,590	460	12.8%
Total North America	20,658	3,361	16.3%	20,260	3,215	15.9%	19,612	3,055	15.6%
Asia/Pacific, Middle East, and Africa
China(a)	26,412	1,880	7.1%	26,408	1,839	7.0%	24,967	2,099	8.4%
Other	22,368	538	2.4%	21,876	522	2.4%	22,189	577	2.6%
Total Asia/Pacific, Middle East, and Africa	48,780	2,418	5.0%	48,284	2,360	4.9%	47,156	2,676	5.7%
South America
Brazil	2,688	276	10.3%	2,634	315	12.0%	2,307	328	14.2%
Other	1,679	126	7.5%	1,347	109	8.1%	1,419	128	9.0%
Total South America	4,367	403	9.2%	3,981	424	10.7%	3,726	456	12.2%
Total in GM markets	73,805	6,182	8.4%	72,524	6,000	8.3%	70,494	6,187	8.8%
Total Europe	16,925	2	—%	16,765	2	—%	16,526	2	—%
Total Worldwide(b)	90,730	6,184	6.8%	89,289	6,003	6.7%	87,020	6,189	7.1%
United States
Cars	2,719	57	2.1%	2,946	178	6.0%	3,070	224	7.3%
Trucks	4,592	1,517	33.0%	4,336	1,383	31.9%	4,249	1,303	30.7%
Crossovers	9,320	1,280	13.7%	9,074	1,144	12.6%	8,702	1,068	12.3%
Total United States	16,631	2,853	17.2%	16,356	2,705	16.5%	16,022	2,595	16.2%
China(a)
SGMS		512			524			870
SGMW		1,368			1,315			1,229
Total	26,412	1,880	7.1%	26,408	1,839	7.0%	24,967	2,099	8.4%
__________
(a)Includes sales by the Automotive China Joint Ventures (Automotive China JVs): SAIC General Motors Sales Co., Ltd. (SGMS) and SAIC GM Wuling Automobile Co., Ltd. (SGMW).
(b)Cuba, Iran, North Korea, and Sudan have been subject to broad economic sanctions. Accordingly, these countries are excluded from industry sales data and corresponding calculation of market share.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. We sell vehicles directly or through our dealer network to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies, and governments. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Years Ended December 31,
	2025	2024	2023
GMNA	667	615	679
GMI	427	401	506
Total fleet sales	1,094	1,016	1,185

Fleet sales as a percentage of total vehicle sales	17.7%	16.9%	19.2%

Product Pricing Several methods are used to promote our products, including the use of dealer, retail, and fleet incentives, such as customer rebates and finance rate support. The level of incentives is dependent upon the level of competition in the markets in which we operate and the level of demand for our products.

Cyclical and Seasonal Nature of Business The market for vehicles can be cyclical and depends in part on general economic conditions, credit availability, and consumer spending. Vehicle markets can also be seasonal. Production varies from month to month. Vehicle model changeovers occur throughout the year as a result of new market entries.

Relationship with Dealers We market vehicles and automotive parts primarily through a network of independent authorized retail dealers. These outlets include distributors, dealers, and authorized sales, service, and parts outlets. Our customers can obtain a wide range of after-sale vehicle services and products through our dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories, and extended service warranties. The number of authorized dealerships and other agents performing similar functions were 4,566 in GMNA and 6,276 in GMI at December 31, 2025.

We, and our joint ventures, enter into a contract with each authorized dealer agreeing to sell to the dealer one or more specified product lines at wholesale prices and granting the dealer the right to sell those products to customers from an approved location. Our dealers often offer more than one GM brand at a single dealership in a number of our markets. Authorized dealers offer parts, accessories, service, and repairs for GM vehicles in the product lines that they sell using GM parts and accessories. Our dealers are authorized to service GM vehicles under our limited warranty, and those repairs are made almost exclusively with GM parts. Our dealers generally provide their customers with access to credit or lease financing, vehicle insurance, and extended service contracts, which may be provided by GM Financial and other financial institutions.

The quality of GM dealerships and our relationship with our dealers are critical to our success, given that they maintain the primary sales and service interface with the end consumer of our products. In addition to the terms of our contracts with our dealers, we are regulated by various country and state franchise laws and regulations that may supersede those contractual terms and impose specific regulatory requirements and standards for initiating dealer network changes, pursuing terminations for cause, and other contractual matters.

Research, Product Development, and Intellectual Property Costs for research, manufacturing engineering, software engineering, product engineering, and design and development activities primarily relate to developing new products or services or improving existing products or services, including activities related to vehicle and greenhouse gas (GHG) emissions control, improved fuel economy, EVs, ADAS, and the safety of drivers and passengers. Research and development expenses were $8.5 billion, $9.2 billion, and $9.9 billion in the years ended December 31, 2025, 2024, and 2023.

Product Development The Global Product Development organization is responsible for delivering an end-to-end, integrated product and software ecosystem designed to deliver safer, smarter, and more seamless driving experiences across multiple vehicle segments. The work spans advanced driver assistance and autonomy, connected vehicle platforms, and OnStar’s evolution into an intelligent, always-on services layer, combining software, AI, and vehicle platforms to continuously improve the customer experience over time. Our global vehicle architecture development team is headquartered at our Technical Center in Warren, Michigan, where we build experiences to meet customer requirements and maximize global economies of scale.

Intellectual Property We are constantly innovating and hold a significant number of patents, copyrights, trade secrets, and other intellectual property that protect those innovations in numerous countries. While no single piece of intellectual property is

GENERAL MOTORS COMPANY AND SUBSIDIARIES
individually material to our business as a whole, our intellectual property is important to our operations and continued technological development. Additionally, we hold a number of trademarks and service marks that are very important to our identity and recognition in the marketplace.

Raw Materials, Services, and Supplies We purchase a wide variety of raw materials, systems, components, parts, supplies, semiconductors, energy, freight, transportation, and other services from numerous suppliers to manufacture our products. The raw materials primarily include steel, aluminum, resins, copper, lead, and precious metals. We do not normally carry substantial inventories of these raw materials in excess of levels reasonably required to meet our production requirements, and while we have not experienced any significant shortages of raw materials, supply disruptions may occur as a result of geopolitical and/or policy actions. Processing and extraction of certain EV battery raw materials is currently concentrated in China and may be subject to import or export restrictions, and/or tariffs. Additionally, to grow and thrive in a competitive global environment will require developing a more resilient, scalable, and sustainable North America-focused supply chain, which includes advancing our strategic sourcing initiatives to secure supply through investments in raw materials suppliers and the execution of strategic, multi-year supply agreements with suppliers throughout the value chain. Focusing on the principle of "buy where we build" will allow the team to work toward greater scalability and stability. This includes securing supply through offtake agreements for raw materials and derivatives thereof, such as lithium, cathode active material, manganese, synthetic and natural graphite, nickel, cobalt, rare earth elements, and permanent motor magnets. These raw material and semiconductor supply agreements may require us to hold higher than normal levels of inventory and to make long-term commitments to purchase materials.

In some instances, we purchase systems, components, parts, and supplies from a single source, which may increase risk to supply disruptions. The inability or unwillingness of these sources to provide us with parts and supplies could have a material adverse effect on our production. Combined purchases from our two largest suppliers overall were approximately 12% of our total purchases in the year ended December 31, 2025, and approximately 11% of our total purchases in each of the years ended December 31, 2024 and 2023. Refer to Item 1A. Risk Factors for further discussion of these risks.

Automotive Financing - GM Financial GM Financial is our global captive automotive finance company and our global provider of automobile finance solutions. GM Financial conducts its business in North America, South America, and through joint ventures in China.

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

GM Financial generally seeks to fund its operations in each country through local sources of funding to minimize currency and country risk. GM Financial primarily finances its loan, lease, and commercial origination volume through the use of secured and unsecured credit facilities, securitization transactions, and the issuance of unsecured debt in the capital markets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Human Capital The foundation of GM’s business is our purpose: We pioneer the innovations that move and connect people to what matters. Our skilled teams are the heart of GM. Our purpose, strategy, and culture point toward our vision of a world with zero crashes, zero emissions, and zero congestion. Our people are our most valuable asset, and we must continue to attract and retain the best talent to achieve this vision. As a result, we strive to create a Workplace of Choice to attract, retain, motivate, and develop top talent by adhering to a responsible employer philosophy, which includes, among other things, commitments to create job opportunities, paying workers fairly, ensuring safety and well-being, and fostering a work environment in which all employees can perform at their best. Fundamental to these commitments are our Company values.

Values

Our values are the foundational beliefs that guide our actions. They define what we hold most important and inform how we interact with our customers, our partners, and each other.

Customers	Excellence
We put customers at the center of everything we do-and every interaction matters.	Driven by ingenuity and innovation, we have the tenacity to win.

Relationships	Truth
Our success depends on our relationships inside and outside the Company.	We pursue facts and respectfully challenge assumptions.

Our eight GM behaviors are the foundation of our culture.
Develop and Retain Talented People Today, we compete for talent not only against other automotive companies, but with businesses in sectors such as technology. To win and retain that talent, we must encourage employee behaviors that align with our values and fulfill employees' career aspirations. We have introduced various resources to clarify expectations of our employees at each stage of their career ladder in terms of role scope, skills, and behaviors. Along with providing mentoring and networking opportunities, we offer a vast array of career development resources to employees to make the most of their careers at GM. We have established curricula for each of our functional areas aimed at ensuring that our employees have the skills they need to perform their jobs. We also offer continuing education programs from leading colleges and universities. For example, the Technical Education Program provides employees an opportunity to complete corporate strategically aligned degrees and certificate programs. Employees in some of our technical roles can participate in the GM Technical Learning University, a training and upskilling program designed to expand and update the technical abilities of our workforce.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
GM recognizes that leadership effectiveness is a critical business need. We continue to expand our leadership development programs, which are designed to deliver skills and behaviors for each level of leadership to effectively lead their teams.

Safety and Well-Being The safety and well-being of our employees is also a critical component of our ability to transform the future of personal mobility. At GM, we pride ourselves on our commitment to live values that return people home safely, Every Person, Every Site, Every Day. Our unwavering commitment to safety is manifested through empowering employees to “Speak Up for Safety” and the Employee Safety Concern Process. These resources provide clear processes for salaried, hourly, or represented employees and contract workers to report potential vehicle or workplace safety issues, or to suggest safety-related improvements showcasing our dedication to safety leadership and fostering the growth of our safety culture. The well-being of our employees is equally as important to entice and stimulate creativity and innovation.

Our award-winning Total Rewards package includes support for physical, emotional, and financial wellness. We provide a comprehensive, competitive offering that includes compensation, a 401(k) company contribution and matching program, paid time off for holidays and vacations, a high-quality health care plan, and GM Family First savings on GM vehicles, parts, and services. We are committed to creating safe spaces where people can perform and thrive at work. GM encourages and supports healthy behaviors, attitudes, and actions in our workplaces to improve health outcomes for team members and their families and to contribute to the success of our business.

Employees At December 31, 2025, we employed approximately 88,000 (56%) hourly employees and approximately 68,000 (44%) salaried employees. At December 31, 2025, substantially all of our hourly U.S. employees (approximately 47,000) were represented by unions, a majority of which were represented by the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW). The following table summarizes worldwide employment (in thousands):

December 31, 2025
GMNA	119
GMI	28
GM Financial	9
Total Worldwide	155

U.S. - Salaried	47
U.S. - Hourly	47

Information About our Executive Officers As of January 27, 2026, the names and ages of our executive officers, their positions with GM, and their business experiences during the past five years are as follows:

Name (Age)	Present GM Position (Effective Date)	Positions Held During the Past Five Years (Effective Date)
Sterling J. Anderson (42)	Executive Vice President, Global Product and Chief Product Officer (2025)	Aurora Innovation, Co-Founder and Chief Product Officer (2017)
Mary T. Barra (64)	Chair and Chief Executive Officer (2016)
Grant M. Dixton (52)	Executive Vice President, Chief Legal and Public Policy Officer, and Corporate Secretary (2024)	Activision Blizzard, Chief Legal Officer (2021) Boeing, Senior Vice President, General Counsel, and Corporate Secretary (2020)
Rory V. Harvey (58)	Executive Vice President and President, Global Markets (2024)	Executive Vice President and President, North America (2023) Vice President, Global Cadillac (2020)
Christopher T. Hatto (55)	Vice President, Global Business Solutions and Chief Accounting Officer (2020)
Paul A. Jacobson (54)	Executive Vice President and Chief Financial Officer (2020)
Mark L. Reuss (62)	President (2019)

There are no family relationships between any of the officers named above and there are no arrangements or understandings between any of the officers named above and any other person pursuant to which he or she was selected as an officer. Each of the officers named above was elected by the Board of Directors to hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Environmental and Regulatory Matters

Automotive Criteria Emissions Control Our products are subject to laws and regulations globally that require us to control certain non-GHG automotive emissions, including vehicle and engine exhaust emission standards, vehicle evaporative emission standards, and onboard diagnostic (OBD) system requirements. Emission requirements have become more stringent as a result of stricter standards and new diagnostic requirements that have come into force in many markets around the world, often with varying levels of harmonization. Regulatory authorities may conduct ongoing evaluations of products from all manufacturers. Refer to Item 1A. Risk Factors for additional information.

The U.S. federal government, through the Environmental Protection Agency (EPA), imposes evolving exhaust and evaporative emission control requirements on vehicles sold in the U.S. The California Air Resources Board (CARB) also imposes stringent exhaust and evaporative emission standards. The Clean Air Act permits other states that have areas with air quality compliance issues to adopt California emission standards in lieu of federal requirements. Various other states have adopted California emission standards, and there is a possibility that additional states could adopt California emission standards in the future. In March 2024, the EPA finalized its Tier 4 Multipollutant Rule that will begin with the 2027 model year. The historically stringent proposal calls for ever-increasing volumes of zero emission vehicles (ZEVs) in order to maintain compliance with progressively stricter standards for air pollutants from new motor vehicles. In March 2025, the EPA announced that it will reconsider the Tier 4 Multipollutant Rule.

For each model year, we must obtain certification that our vehicles and engines will meet emission requirements of the EPA before we can sell vehicles in the U.S. and Canada, and an executive order from CARB before we can sell vehicles in California and the states that have adopted California emission standards.

The Canadian federal government's current vehicle pollutant emission requirements are generally aligned with U.S. federal requirements.

In 2019, certain areas within China began implementation of the China 6 emission standard (China 6) requirements. China 6 combines elements of both European Union (EU) and U.S. standards and increases the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance. Nationwide implementation of China 6a for new registrations occurred in January 2021, and the more stringent China 6b was implemented in July 2023. In 2022, China began studies regarding the next generation of vehicle emission standards (China 7), with the final standard expected during the Fifteenth Five-Year Plan (2026–2030). While largely based on Euro 7 (defined below), some divergence and unique requirements are expected regarding pollution abatement and CO2 limits.

In 2018, Brazil approved a set of national emission standards referred to as L7, implemented in 2022 for new vehicles, and L8, implemented in phases beginning in 2025. L7 standards cover vehicle exhaust emissions, durability for emissions, evaporative emissions, and noise limits, and include additional OBD requirements and a phase-in for onboard refueling vapor recovery systems. L8 standards introduce corporate average emissions targets (fleet average target), which increase in stringency every two years until 2031. Some of the OBD requirements are aligned with those of the EPA.

As a result of the sale of the Opel and Vauxhall businesses and certain other assets in Europe (the Opel/Vauxhall Business), GM’s vehicle presence in Europe is smaller, but GM may still be affected by actions taken by regulators related both to Opel/Vauxhall vehicles sold before the sale of the Opel/Vauxhall Business as well as to other vehicles GM continues to sell in Europe. As part of the EU's desire to accelerate the shift to sustainable mobility, the EU has recently rolled out new regulations which will impose more stringent emissions standards on ICE vehicles (Euro 7), with the aim of a 90% reduction in CO2 tail pipe emissions compared to 2021 levels from new vehicles before 2035. These updated standards now include restrictions on non-tail pipe emissions covering both brake and tire emissions. Regulations that are already in place, such as the EU Battery Regulation, and for which technical requirements are currently being shaped will also impact EV battery design, use, and recyclability/recycling. For additional information, refer to Note 16 to our consolidated financial statements.

Automotive Fuel Economy and GHG Emissions In the U.S., the National Highway Traffic Safety Administration (NHTSA) promulgates and enforces Corporate Average Fuel Economy (CAFE) standards for three separate fleets: domestic cars, import cars, and light-duty trucks. Manufacturers may use one or a combination of the following to resolve CAFE fleet deficits: credits from the five prior model years, expected credits for the next three model years, credits obtained from other manufacturers, or payment of civil penalties. In July 2025, the One Big Beautiful Bill Act (the Act) set CAFE civil penalties to zero on a going forward basis for all non-finalized model years. In addition to federal CAFE standards, the EPA promulgates and enforces GHG

GENERAL MOTORS COMPANY AND SUBSIDIARIES
emission standards. Manufacturers may use one or a combination of the following to resolve EPA GHG fleet deficits: credits from the five prior model years, expected credits for the next three model years, and credits obtained from other manufacturers. NHTSA and the EPA have previously finalized separate standards with differing stringency levels and affected model years, with the CAFE standards addressing the 2024–2026 model years and the GHG standards addressing the 2023–2026 model years, and both standards have been challenged through litigation. In 2024, NHTSA finalized CAFE standards for the 2027–2031 model years and the EPA finalized GHG standards for the 2027–2032 model years. NHTSA and the EPA have also finalized ongoing fuel efficiency and GHG emissions requirements for medium- and heavy-duty vehicles. These requirements also increase in stringency over time. In June 2025, NHTSA published an interpretive rule indicating that it would revisit its medium- and heavy-duty fuel efficiency program, including related civil penalties, to ensure it is consistent with the agency’s governing statutes. In July 2025, the EPA proposed to remove GHG regulations for light-, medium-, and heavy-duty on-highway vehicles on a retrospective and prospective basis. In December 2025, NHTSA proposed revised CAFE standards for the 2022–2031 model years that reduce the stringency from what were previously finalized. NHTSA also proposed to remove credit trading as a mechanism to resolve deficits, beginning with the 2028 model year.

In addition, since 2012, CARB has promulgated and enforces its own light-duty vehicle GHG standards with increasing stringency through model year 2025, and other states have adopted CARB's GHG standards under the Federal Clean Air Act. GM is required to meet state GHG standards in California and the states that have adopted California’s GHG standards. In 2022, CARB began establishing the next phase of regulations beginning with model year 2026. However, CARB has not proposed increases to its GHG standards for the 2026 or later model years.

In 2022, CARB adopted the Advanced Clean Cars II (ACC II) program, which requires the sale of increasing percentages of light-duty ZEVs for the 2026–2035 model years, ending with a 100% ZEV target, which has been adopted by numerous states. CARB received a waiver from the EPA for it and the other adopting states to implement and enforce the ACC II program and that waiver action has been challenged through litigation. CARB has also imposed a ZEV requirement for medium- and heavy-duty vehicles in its Advanced Clean Trucks (ACT) program, requiring increasing percentages of ZEVs for the 2024–2026 model years, ending with a 100% ZEV sales requirement in the 2036 model year. CARB received a waiver from the EPA to enforce ACT. In June 2025, the U.S. Congress passed resolutions of disapproval invalidating EPA’s waivers for ACC II and ACT. These resolutions have been challenged through litigation, which is ongoing.

In Canada, generally, federal passenger and light truck GHG regulations contain emission standards that are modeled on U.S. EPA passenger and light truck GHG emission standards, as those standards read on February 28, 2022. In December 2023, the Canadian federal government announced the Electric Vehicle Availability Standard (EVAS) as a new, separate requirement within the existing light-duty GHG emission regulation. The EVAS requires a specified percentage of manufacturer's new light-duty vehicles offered for sale in Canada to be ZEV, beginning with model year 2026 and increasing each year to 100% by model year 2035, and potential enforcement actions for non-compliance. On September 5, 2025, the Canadian federal government announced that it would remove the 2026 EVAS target, and launched a 60-day review of the overall regulation. The Canadian federal government has not clarified the status of the EVAS following the 60-day review, but may do so in the future. At the provincial level, Quebec and British Columbia currently maintain ZEV sales requirements, similar to the federal EVAS, including potential monetary penalties for non-compliance. In Quebec, in December 2024, the provincial government additionally legislated a ban on the sale of new light-duty ICE vehicles in Quebec by December 31, 2035. In September 2025, the Quebec government announced that it would lift the ICE ban entirely, and the ZEV sales requirement would be reduced to 90% of total sales in 2035, and reduced annual EV sales targets until 2035. In British Columbia, the provincial ZEV sales requirement remains unchanged since it was last amended in 2023, to require manufacturers to achieve 100% of new EV sales by 2035.

China has two fuel consumption requirements for passenger vehicles enforced by the Ministry of Industry and Information Technology: an individual vehicle pass-fail type approval requirement and a corporate average fuel consumption (CAFC) requirement. Specific to the CAFC requirement, China introduced Phase 5 in 2021 with full compliance required by 2025 and Phase 6 will span 2026–2030. In addition, China requires passenger car manufacturers to produce a certain volume of plug-in hybrid, battery electric, and fuel cell vehicles, which are referred to as NEVs, from 2019 and beyond. The number of NEV credits per car is based on the electric range, energy efficiency, and battery energy density with the goal of increasing NEV volume penetrations and improving technological sophistication over time. Uncommitted NEV credits may be used to assist compliance with the CAFC requirement. China has finalized NEV credit targets up to 2027. In 2025, China began to study the NEV credit mandates for 2028–2030 with the final standard expected in 2027. These standards increase in stringency, aligned with the trend observed in other key global markets. China is evaluating a transition of these regulations to a carbon system from 2028.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
In Brazil, the National Institute of Metrology, Quality, and Technology, in collaboration with relevant agencies, promulgates and enforces fuel efficiency standards that are comparable to the U.S.' CAFE standards for light-duty and mid-size trucks and SUVs, including diesel vehicles. In 2024, Brazil’s Programa Nacional de Mobilidade Verde e Inovação (MOVER Program) introduced more stringent fuel efficiency and emission requirements between 2024 and 2028.

In Mexico, the Secretariat of Environment and Natural Resources (SEMARNAT) promulgates GHG regulations with the current Phase 1 rule covering vehicles through the 2027 model year. A Phase 2 rule covering 2028–2032 model years is under development and it is expected that SEMARNAT will release a draft by the end of the year.

We have several options to comply with existing and potential new and amended regulations that we have utilized and may continue to utilize, including increasing production and sale of certain vehicles, such as EVs, and curtailing production of others, which could include profitable ICE vehicles; technology changes, including fuel consumption efficiency, and engine upgrades; payment of penalties; and/or the purchase of credits from third parties. We regularly evaluate our current and future product plans and strategies for compliance with evolving fuel economy and GHG regulations. In the years ended December 31, 2025, 2024, and 2023, we paid $0.4 billion, $2.0 billion, and $0.5 billion to purchase credits to facilitate our compliance with regulations. We recorded compliance-related costs of $0.9 billion, $1.0 billion, and $0.7 billion in Automotive and other cost of sales in the years ended December 31, 2025, 2024, and 2023. Our compliance-related costs in the year ended December 31, 2025 include an insignificant charge to write off acquired CAFE credits and $0.4 billion related to the GHG regulations that the EPA has proposed to remove. Refer to Item 1A. Risk Factors for additional information.

Industrial Environmental Control Our operations are subject to a wide range of environmental protection laws, including those regulating air emissions, water discharge, waste management, and environmental cleanup. Certain environmental statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal, or ownership of a disposal site. Under certain circumstances, these laws impose joint and several liability as well as liability for related damages to natural resources.

Chemical Regulations We continually monitor the implementation of chemical regulations to maintain compliance and evaluate their effect on our business, suppliers, and the automotive industry.

Globally, governments continue to introduce new legislation and regulations related to the selection and use of chemicals by mandating broad prohibitions or restrictions and implementing vehicle interior air quality, green chemistry, life cycle analysis, and product stewardship initiatives. These initiatives give broad regulatory authority to ban or restrict the use of certain chemical substances and potentially affect automobile manufacturers' responsibilities for vehicle components at the end of a vehicle's life, as well as chemical selection for product development and manufacturing. Global treaties and initiatives, such as the Basel, Rotterdam, and Stockholm Conventions on Chemicals and Waste, the Minamata Convention on Mercury, and EU Registration, Evaluation, Authorization, and Restriction of Chemicals, are driving chemical regulations across signatory countries. Increases in the use of circuit boards and other electronics may require additional assessment under the Restriction of Hazardous Substances and Waste from Electrical and Electronic Equipment directives. New European requirements require suppliers of parts and vehicles to the European market to disclose substances of concern in parts.

Chemical regulations are evolving in North America. In the U.S., the EPA is moving forward with risk analysis and management of high priority chemicals under the authority of the 2016 Lautenberg Chemical Safety for the 21st Century Act. The EPA has also issued a per- and polyfluoroalkyl substances (PFAS) reporting rule that requires manufacturers to report PFAS use and other data from 2011 to 2022, with certain exemptions proposed in November 2025. In addition, several U.S. states have chemical management regulations that can affect vehicle design and manufacturing, such as chemical restriction and use requirements. For example, Minnesota has adopted PFAS reporting and elimination requirements beginning as early as 2026, except for unavoidable uses. Chemical restrictions and export controls in Canada continue to steadily progress under the Environment and Climate Change Canada's Chemical Management Plan to assess existing substances and implement risk management controls on any chemical deemed toxic.

These emerging laws and regulations may lead to increases in costs and supply chain complexity. Manufacturers, including joint venture partners and suppliers, that do not comply with global and specific country regulations could be subject to civil penalties, production disruptions, or limitations on the sale of affected products. We believe we are materially in compliance with substantially all these requirements or expect to be materially in compliance by the required dates.

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

Other National Requirements Outside of the U.S., many countries have established vehicle safety standards and regulations and are likely to adopt additional, more stringent requirements in the future. The European General Safety Regulation has introduced United Nations Economic Commission for Europe (UNECE) regulations, which are required for the European Type Approval process. Globally, governments generally have been adopting UNECE-based regulations with some variations to address local concerns. Any difference between North American and UNECE-based regulations can add complexity and costs to vehicle development, and we continue to support efforts to harmonize regulations to reduce complexity. Safety and recall requirements in various countries around the world, including in China, Brazil, and Gulf Cooperation Council countries, also may add substantial costs and complexity to our safety and field action activities globally. In Canada, vehicle regulatory requirements are generally aligned with U.S. regulations; however, under the Canadian Motor Vehicle Safety Act, recall thresholds are different and the Minister of Transport has broad powers to order manufacturers to submit a notice of defect or non-compliance when the Minister considers it to be in the interest of safety. Global regulations continue to evolve in scope with new technologies, some of which can be market-specific, that can add complexity and increase our cost of compliance globally.

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

Website Access to Our Reports Our internet website address is https://www.gm.com. In addition to the information about us and our subsidiaries contained in this 2025 Form 10-K, information about us can be found on our website including information on our corporate governance principles and practices. Our Investor Relations website at https://investor.gm.com and our News website at https://news.gm.com contain a significant amount of information about us, including financial and other information for investors. We encourage investors to visit both websites, as we frequently update and post new information about our Company on these websites and it is possible that this information could be deemed to be material information. Our Investor Relations website and News website and information included in or linked to these websites are not part of this 2025 Form 10-K.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Item 1A. Risk Factors

We have listed below the most material risk factors applicable to us. These risk factors are not necessarily in the order of importance or probability of occurrence:

Risks related to our competition and strategy

If we do not deliver new products, services, technologies, and customer experiences in response to increased competition and changing consumer needs and preferences, our business could suffer. We believe that the automotive industry will continue to experience significant change in the coming years, particularly as traditional automotive original equipment manufacturers (OEMs) shift resources and strategies in response to changes in the regulatory landscape and evolving consumer preferences. In addition to our traditional competitors, we must also be responsive to the entrance of start-ups and other non-traditional competitors in the automotive industry, such as software and ridesharing services supported by large technology companies. These new competitors, as well as established industry participants, are disrupting the historic business model of our industry through the introduction of new technologies, products, services, direct-to-consumer sales channels, methods of transportation, and vehicle ownership. To successfully execute our long-term strategy, we must continue to develop and commercialize new products and services, including products and services that are outside of our historically core ICE business, such as EVs and AV capabilities, software-enabled connected services, future features and services based on AI, and other new businesses.

There can be no assurance that advances in technology will occur in a timely or feasible way, if at all, that others will not acquire similar or superior technologies sooner than we do, or that we will acquire technologies on an exclusive basis or at a significant price advantage. The process of designing and developing new technology, products, and services is costly and uncertain and requires extensive capital investment. If our access to capital were to become significantly constrained, if costs of capital increased significantly, or if our ability to raise capital is challenged relative to our peers, our ability to execute on our strategic plans could be adversely affected. Similarly, our ability to execute on our strategic plans could also be adversely affected if we are unable to successfully integrate new technology, including AI, in a timely, cost-effective, compliant, and reasonable manner, or if the methods and processes we use to develop, deploy, or otherwise use such new technology are found to not be in compliance with rapidly evolving regulatory standards. Further, if we are unable to prevent or effectively remedy errors, bugs, vulnerabilities, or defects in our software and hardware, or fail to deploy updates to our software properly, or if we do not adequately prepare for and respond to new kinds of technological innovations, market developments, and changing customer needs and preferences, our sales, profitability, and long-term competitiveness may be materially harmed.

Our ability to attract and retain talented and highly skilled employees is critical to our success and competitiveness. Attracting and retaining employees who are highly skilled in their areas is critical to thriving in an increasingly competitive landscape. In particular, our vehicles and connected services increasingly rely on software and hardware that is highly technical and complex, and our success in this area is dependent upon our ability to retain and recruit the best talent. The market for highly skilled workers and leaders in our industry is extremely competitive. In addition to compensation considerations, current and potential employees are increasingly placing a premium on culture and other various intangibles, such as working for companies with a clear purpose and strong brand reputation, flexible work arrangements, and other considerations. Failure to attract, hire, develop, motivate, and retain highly qualified employees could disrupt our operations and adversely affect our strategic plans.

Our ability to maintain profitability is dependent upon our ability to timely fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers. We operate in a very competitive industry with market participants routinely introducing new and improved vehicle models and features, at decreasing price points, designed to meet rapidly evolving consumer expectations. Producing new and improved vehicle models, including EVs, that preserve our reputation for designing, building, and selling safe, high-quality cars, crossovers, trucks, and SUVs is critical to our long-term profitability. Successful launches of our new vehicles are critical to our short-term profitability. The new vehicle development process can take two years or more, and a number of factors may lengthen that time period. Because of this product development cycle and the various elements that may contribute to consumers’ acceptance of new vehicle designs, including competitors’ product introductions, technological innovations, fuel prices, general economic conditions, regulatory developments, including tax credits or other government policies in various countries, transportation infrastructure and changes in quality, safety, reliability, and styling demands and preferences, an initial product concept or design may not result in a saleable vehicle or a vehicle that generates sales in sufficient quantities and at high enough prices to be profitable. Our high proportion of fixed costs, both due to our significant investment in property, plant, and equipment as well as other requirements

GENERAL MOTORS COMPANY AND SUBSIDIARIES
of our collective bargaining agreements, which limit our flexibility to adjust personnel costs to changes in demands for our products, may further exacerbate the risks associated with incorrectly assessing demand for our vehicles.

Our long-term EV strategy is dependent upon our ability to profitably deliver a strategic portfolio of EVs. The production and profitable sale of EVs is an important part of our long-term business strategy. Our EV strategy is dependent on our ability to (1) deliver a strategic portfolio of high-quality EVs that are competitive and meet consumer demands; (2) scale our EV manufacturing capabilities relative to consumer demand; (3) reduce the costs associated with the manufacture of EVs, particularly with respect to battery cells and packs; (4) increase vehicle range and the rate of charge and energy density of our batteries; (5) efficiently source sufficient materials for the manufacture of battery cells; (6) license and monetize our proprietary platforms and related innovations; (7) successfully invest in new technologies relative to our peers; (8) develop new software and services; and (9) leverage our scale, manufacturing capabilities, and synergies with existing ICE vehicles relative to consumer demand. Our progress towards these objectives has impacted, and may continue to impact, the need to record losses on our EV-related inventory, including battery cells. If we are unable to successfully deliver on our EV strategy, it could materially and adversely affect our results of operations, financial condition, and growth prospects, and could negatively impact our brand and reputation.

The success of our long-term EV strategy is dependent on consumer adoption of EVs. Consumer adoption of EVs has been slower than anticipated in light of recent U.S. Government policy changes, including the termination of certain consumer tax incentives for EV purchases. EV demand has been and, in the future could be, impacted by numerous additional factors, including the breadth of the portfolio of EVs available; perceptions about EV features, quality, safety, performance, and cost relative to ICE vehicles; the range over which EVs may be driven on a given battery charge; the proliferation and speed of charging infrastructure, in particular with respect to public EV charging stations, and the success of our charging infrastructure programs and strategic joint ventures and other relationships; volatility in energy prices due to increased demand and investments to support electrification efforts; volatility, or a sustained decrease, in the cost of petroleum-based fuel; lack of investments by governments and other third parties to make the necessary infrastructure improvements, such as greater availability of EV charging stations, and lack of meaningful and fully utilizable economic incentives promoting the adoption of EVs; and negative feedback from stakeholders impacting investor and consumer confidence in our Company or industry. For example, in light of the recent U.S. Government policy changes, we have reassessed our EV capacity and manufacturing footprint and completed a strategic realignment to expected consumer demand, and have recorded charges of $1.6 and $6.0 billion in the three months ended September 30, 2025 and December 31, 2025. For the year ended December 31, 2025, we recorded total charges in GMNA of $7.9 billion. If industry-wide adoption rates continue to be slow, we may need to take additional portfolio actions to better match the consumer pace of EV adoption, such as not fully utilizing or reducing the capacity of our existing or future plants or reducing production hours or shifts, and we may become subject to claims by suppliers as a result of such actions. We may be unable to successfully deliver on our EV strategy, which could materially and adversely affect our results of operations, financial condition, and growth prospects, and could negatively impact our brand and reputation.

Our near-term profitability is dependent upon the success of our current line of vehicles, particularly our full-size ICE SUVs and full-size ICE pickup trucks. While we offer a broad portfolio of cars, crossovers, SUVs, and trucks, along with a strategic portfolio of EVs, we currently recognize the highest profit margins on our full-size ICE SUVs and full-size ICE pickup trucks. As a result, our success is dependent upon our ability to sell higher margin vehicles in sufficient volumes. We are also using the cash generated by our current ICE vehicles to fund our growth strategy, including with respect to the continued development of next-generation ICE vehicles, EVs, autonomous and ADAS technologies, and software-enabled services. Any near-term shift in consumer preferences toward smaller, more fuel-efficient vehicles, whether as a result of increases in the price of oil or any sustained shortage of oil, including as a result of global political instability (such as related to ongoing conflicts globally), concerns about fuel consumption or GHG emissions, or other reasons, could weaken the demand for our higher margin vehicles. More stringent fuel economy regulations could also impact our ability to sell these vehicles or could result in additional costs associated with these vehicles, which could be material. See “Our operations and products are subject to extensive laws, regulations, and policies, including those related to vehicle emissions and fuel economy standards, which can significantly increase our costs and affect how we do business.”

We operate in a highly competitive industry that has historically had excess manufacturing capacity, and attempts by our competitors to sell more vehicles could have a significant negative effect on our vehicle pricing, market share, and results of operations. The global automotive industry is highly competitive in terms of the quality, innovation, new technologies, pricing, fuel economy, reliability, safety, customer service, and financial services offered. Additionally, despite the fact that OEMs have experienced supply constraints in recent years due to the COVID-19 pandemic and certain supply chain and logistics challenges, overall manufacturing capacity in the automotive industry has historically far exceeded demand. Supply chain and

GENERAL MOTORS COMPANY AND SUBSIDIARIES
logistics challenges may occur as a result of geopolitical and/or policy actions. Our ICE and electric vehicles also require a more resilient, scalable, and sustainable North American-focused supply chain, which includes advancing our strategic sourcing initiatives to secure supply through investments in raw materials suppliers and the execution of strategic, multi-year supply agreements with suppliers throughout the value chain. These agreements may require us to hold higher-than-normal levels of raw materials inventory and to make long-term commitments to purchase raw materials. Expected demand for these raw materials currently exceeds the North American capacity of the existing supply chain. If we are not successful in developing our North American supply chain, our results of operations and profitability could be negatively impacted.

Many manufacturers, including GM, have relatively high fixed labor costs as well as limitations on their ability to efficiently close facilities and reduce fixed costs, including as a result of collective bargaining agreements. In light of any excess capacity and high fixed costs, many industry participants have attempted to sell more vehicles by providing subsidized financing or leasing programs, offering marketing incentives, or reducing vehicle prices. As a result, we have had, and may in the future need, to offer similar incentives, which may result in vehicle prices that do not offset our costs, including any cost increases or the impact of adverse currency fluctuations or tariffs, which could affect our profitability. Our competitors may also seek to benefit from economies of scale by consolidating or entering into other strategic agreements such as alliances or joint ventures intended to enhance their competitiveness.

Manufacturers in countries that have lower production costs, such as China and India, have become competitors in key emerging markets and have begun offering their products in established markets, as well as low-cost alternatives to established entry-level automobiles. These actions have had, and are expected to continue to have, a significant negative effect on our vehicle pricing, market share, and results of operations in these markets. In addition, foreign governments may decide to implement tax and other policies that favor their domestic manufacturers at the expense of international manufacturers, including GM and its joint venture partners. Introduction or modification of import tariffs or tariff-related measures may lead to further challenges for GM and our global business.

We refocused our AV strategy on personal vehicles and the execution of this strategy is dependent upon our ability to successfully mitigate unique technological, operational, regulatory, and competitive risks. Cruise Holdings, our wholly-owned subsidiary, had been pursuing the development and commercialization of AV technology for deployment in a robotaxi application. In December 2024, we announced plans to refocus our autonomous driving strategy on personal vehicles and that we would no longer fund Cruise's robotaxi development work. In February 2025, we acquired all of the Cruise equity interests held by noncontrolling shareholders. Following this acquisition, we wound down the Cruise robotaxi operations and combined the GM and Cruise ongoing personal autonomous technical efforts in our GMNA segment. While we expect our refocused AV strategy to be less capital intensive than the Cruise robotaxi plan, we expect that our AV and ADAS development activities will continue to require significant capital investments and remain subject to a variety of risks inherent with the development of new technologies, including our ability to continue to develop self-driving software and hardware; attract and retain key software talent with expertise in AI and machine learning; access sufficient capital; access high-quality data to train the AI models deployed in our AV and ADAS technologies; and respond to significant competition from both established automotive companies and technology companies, some of which may have more resources and capital to devote to AV technologies than we do. In addition, we face risks related to the commercial deployment of AVs, including consumer acceptance, reputation of our brand, achievement of adequate safety and other performance standards, and compliance with uncertain, evolving, and potentially conflicting federal, state, provincial, or local regulations. Advanced technologies such as AVs, present novel issues with which domestic and foreign regulators have only limited experience, and will be subject to evolving regulatory frameworks. Any current or future regulations in these areas, and our relationships with regulators, could impede the successful commercialization of these technologies and impact whether and how these technologies are designed and integrated into our products, and may ultimately subject us to increased costs and uncertainty. To the extent accidents, cybersecurity breaches, or other adverse events associated with our autonomous driving systems occur, we could be subject to liability, reputational harm, government scrutiny, and further regulation, and it could deter consumer adoption of AV and ADAS technology. Any of the foregoing could materially and adversely affect our results of operations, financial condition, and growth prospects.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
We are subject to risks associated with climate change, including evolving regulation of GHG emissions and changing consumer preferences and demand, and the potential increased impacts of severe weather events on our operations and infrastructure. Attention to climate change, societal expectations on companies to address climate change, requirements for disclosure, and changes in consumer and investor preferences may result in increased costs, reduced demand for our products, reduced profits, risks associated with new regulatory requirements, risks to our reputation, and the potential for increased litigation and governmental investigations. Despite recent actions taken by the U.S. federal government to reduce the stringency of emissions and fuel economy regulations, we expect such regulations at the federal, state, or local level or in international jurisdictions to continue to evolve and, in the future, such regulations could require us to further limit emissions associated with customer use of products we sell, change our manufacturing processes or product portfolio, or undertake other activities that may require us to incur additional expense, including the purchase of emissions credits or the payment of penalties, which may be material. In addition, the reduction in the stringency of emissions regulations has slowed and may continue to slow consumer demand for EVs in North America. These requirements may increase the cost of, and/or diminish demand for, our ICE vehicles. See “Our operations and products are subject to extensive laws, regulations, and policies, including those related to vehicle emissions and fuel economy standards, which can significantly increase our costs and affect how we do business.” In addition, at the state and federal level in the U.S. and abroad, sustainability-related rules and regulations are facing legal scrutiny. Such regulations may cause disclosure requirements to shift and may increase the risk of litigation or regulatory action, which would result in increased costs (in our operations and supply chain), as well as risks to our reputation or consumer demand for our products if we do not meet demanding stakeholder expectations and standards. Furthermore, our practices are judged against sustainability standards that are continually evolving and not always clear.

Part of our strategy to address these risks includes the continued scaling of EVs in line with consumer demand, which presents additional risks. See “Our long-term EV strategy is dependent upon our ability to profitably deliver a strategic portfolio of EVs” and “Our near-term profitability is dependent upon the success of our current line of vehicles, particularly our full-size ICE SUVs and full-size ICE pickup trucks.”

In addition, increased intensity, frequency, or duration of storms, droughts, wildfires, or other severe weather events as a result of climate change may disrupt our production and the production, logistics, cost, and procurement of products from our suppliers, timely delivery of vehicles to customers and operations of our dealers, and could negatively impact working conditions at our plants and those of our suppliers and dealers. Such weather events may also adversely impact the financial condition of our customers, and thereby reduce demand for our products and services. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

Risks related to our operations

Our business is highly dependent upon global automobile market sales volume, which can be volatile. Because we have a high proportion of relatively fixed structural costs, small changes in sales volume can have a disproportionately large effect on our profitability. A number of economic and market conditions drive changes in new vehicle sales, including disruptions in the new vehicle supply chain, the availability and prices of used vehicles, levels of unemployment and inflation, availability of affordable financing, elevated interest rates, fluctuations in the cost of fuel, consumer confidence and demand for vehicles, political unrest or uncertainty, the occurrence of a public health crisis, barriers to trade, and other global economic conditions. For a discussion of economic and market trends, see the "Overview" section in Part II, Item 7. MD&A. If our operating environment deteriorates for these or other reasons, including a moderate to severe recession in any of the markets in which we operate, it could lead to a significant decrease in new vehicle sales, which could materially and adversely affect our results of operations and financial condition.

Inflationary pressures and persistently high prices and uncertain availability of commodities, raw materials, or other inputs used by us and our suppliers, or instability in logistics and related costs, could negatively impact our profitability. Increases in prices, including as a result of inflation and rising interest rates, for commodities, raw materials, energy, or other inputs that we and our suppliers use in manufacturing products, systems, components, and parts, such as steel, precious metals, non-ferrous metals, critical minerals, or other similar raw materials, or electrical subcomponents, including transistors, diodes, and other semiconductors, or increases in logistics and related costs, have led and may continue to lead to higher production costs for parts, components, and vehicles. In addition, elevated cost, or reduced availability, of critical materials for our EV propulsion systems, including lithium, nickel, cobalt, and certain rare earth metals, may lead to higher production costs for our EVs and could impede our ability to successfully deliver on our EV strategy. Further, increasing global demand for, and uncertain supply of, such materials could disrupt our or our suppliers’ ability to obtain such materials in a timely manner and/or could lead to increased costs. Geopolitical risk, fluctuations in supply and demand, fluctuations in interest rates, any weakening of the U.S. dollar, and other economic, regulatory, and political factors have created and may continue to create pricing pressure

GENERAL MOTORS COMPANY AND SUBSIDIARIES
for commodities, raw materials, energy, and other inputs. These inflationary pressures could, in turn, negatively impact our profitability because we may not be able to pass all of those costs on to our customers or require our suppliers to absorb such costs.

Tariffs applicable to the automotive industry continue to evolve, including in the U.S., where the government has signaled tariff policy may shift in the future. Such tariffs could have a material adverse effect on our financial condition and results of operations. The U.S. and other governments have implemented import tariffs and tariff-related measures—including on vehicles, parts, raw materials, and other inputs—and have indicated further measures may be under consideration. New or existing trade agreements, including the ongoing review of the U.S.-Mexico-Canada Agreement, may also impact the tariff rate applicable to goods imported by GM or our suppliers. Additionally, certain tariffs are subject to pending legal challenges. In these respects, the global tariff environment remains highly dynamic, and the specific tariffs applicable to goods imported by GM and its suppliers into the U.S. and other countries where we operate continue to evolve.

We cannot predict with complete precision the breadth of tariffs and related costs that will impact GM in the future. As a result, the ultimate impact of tariffs on our business could exceed our current estimates, which could have a material adverse effect on our financial condition, results of operations and cash flows, and our expected financial results. Our efforts to mitigate the impact of tariffs, including, but not limited to, making changes to our U.S. production plan and reducing or pausing certain imports, may not be successful, and we do not expect such actions to fully offset the impact of tariffs in the near term. We have made and may need to make additional changes to our global production footprint and workforce, which could require significant capital expenditures and could result in asset impairments and other charges, including restructuring charges, any of which could be material. Evolving tariffs globally, along with other trade barriers and trade restrictions, may lead to supply chain disruptions, potentially resulting in increased production costs and the inability to receive certain critical parts.

Our business in China subjects us to unique operational, competitive, regulatory, and economic risks. Our business in China is subject to aggressive competition from many of the largest global manufacturers and numerous domestic manufacturers, which have experienced significant growth in customer acceptance, as well as non-traditional market participants, such as domestic technology companies. Over the last several years, this intense competition and an increasingly challenging operating environment negatively impacted the profitability of our operations in China, our China JVs' ability to grow vehicle sales in China, and our ability to generate sustainable equity income from our China JVs. As a result of certain restructuring actions previously announced in December 2024, we recorded an other-than-temporary impairment of our equity interests of $2.1 billion and additional equity losses of $2.0 billion in the year ended December 31, 2024, and we recorded charges of $0.6 billion in the year ended December 31, 2025. We expect SAIC General Motors Corp., Ltd. (SGM) will likely incur additional restructuring charges in 2026. We cannot guarantee that the restructuring actions will be successful in our China JVs achieving long-term profitability or that additional, material restructuring actions will not be required.

In addition, our success in China depends upon our ability to adequately address unique market and consumer preferences driven by advancements related to EVs, infotainment, software-enabled connected services, and other new technologies while achieving affordability. Our ability to fully deploy our technologies in China may be impacted by evolving laws and regulations in the U.S. and China and the unique regulatory landscape in China. Increased competition, continued U.S.-China trade tensions, weakening economic conditions in China or China's level of integration with key components of our global supply chain, among other factors, may result in cost increases, price reductions, reduced sales, profitability, and margins, and challenges to gaining or holding market share.

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

We benefit from many ongoing joint ventures and other strategic business relationships, particularly with respect to manufacturing EV battery cells and facilitating access to raw materials necessary for the production of EVs, which we cannot operate solely for our benefit and over which we may have limited control. We are engaged in many strategic business relationships, and we expect that such arrangements will continue to be an important factor in the growth and success of our business, particularly in light of industry consolidation. However, there are no assurances that we will be able to identify or

GENERAL MOTORS COMPANY AND SUBSIDIARIES
secure suitable business relationships in the future or that our competitors will not capitalize on such opportunities before we do, or that any strategic business relationships that we enter into will be successful. If we are unable to successfully source and execute on strategic business relationships in the future, our overall growth could be impaired, and our business, prospects, and results of operations could be materially adversely affected. In particular, to secure critical materials for the production of EVs, we have entered, and plan to continue to enter, into offtake agreements with raw material suppliers and make investments in certain raw material suppliers. The terms of these offtake agreements may obligate us to purchase defined quantities of output over a specified period of time, subject to certain conditions. If we are unable to utilize or otherwise monetize the raw materials we are obligated to purchase under these offtake agreements, whether as a result of lower than expected EV production volumes, lower than expected rates of consumer adoption, changes in battery technology that reduce the need for certain raw materials, or other reasons, it could materially adversely affect our cash flows and increase our inventory. Further, our investments in raw materials suppliers could expose us to distinct risks not traditionally associated with the automotive sector, and if the raw materials suppliers in which we have invested are unsuccessful, our investments could lose their value.

In addition, many of our operations, primarily in China and Korea as well as certain of our battery manufacturing and raw material sourcing operations in the U.S. and Canada, are carried out by joint ventures. Our primary joint venture agreement for our China JVs expires in 2027, and we are in negotiations with our partner for a new agreement. In joint ventures, we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities, business incentives, or resources as we do and may compete with us outside the joint venture. Joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions that must further take into consideration our partners' interests. In joint ventures, we are required to foster our relationships with our co-owners as well as promote the overall success of the joint venture, and if a co-owner changes, relationships deteriorate or strategic objectives diverge, our success in the joint venture may be materially adversely affected. Further, because most of the benefits from a successful joint venture are shared among the co-owners, we do not receive all the benefits from our successful joint ventures.

In addition, because we share ownership and management with one or more parties, we may have limited control over the actions of a joint venture, particularly when we own a minority interest. As a result, we may be unable to prevent violations of applicable laws or other misconduct by a joint venture, adverse human rights or other impacts, or the failure to satisfy contractual obligations by one or more parties. Moreover, a joint venture may not be subject to the same financial reporting, corporate governance, or compliance approaches that we follow. To the extent another party makes decisions that negatively impact the joint venture or internal control issues arise within the joint venture, we may have to take responsive actions, or we may be subject to penalties, fines, or other punitive actions or suffer reputational harm for these activities.

The international scale and footprint of our operations expose us to additional risks. We manufacture, sell, and service products globally and rely upon an integrated global supply chain to deliver the raw materials, components, systems, and parts that we need to manufacture our products. Our global operations subject us to extensive domestic and foreign legal and regulatory requirements, and a variety of other political, economic, and regulatory risks, which may have a material adverse effect on our financial condition or results of operations, including: (1) changes in government leadership; (2) changes in trade compliance, labor, employment, tax, privacy, environmental, and other laws, regulations, or government policies impacting our overall business model or practices or restricting our ability to manufacture, purchase, or sell products consistent with market demand and our business objectives; (3) political pressures to change any aspect of our business model or practices or that impair our ability to source raw materials, services, components, systems, and parts, or manufacture products on competitive terms in a manner consistent with our business objectives; (4) political uncertainty, instability, civil unrest, government controls over certain sectors, or human rights concerns; (5) political and economic tensions between governments and changes in international economic policies, including restrictions on the repatriation of dividends or in the export of technology, especially between China and the U.S.; (6) changes to customs requirements or procedures (e.g., inspections) or new or higher tariffs, for example, on products imported into or exported from the U.S., including under U.S. or other trade laws or measures, or other key markets; (7) new or evolving non-tariff barriers or domestic preference procurement requirements, or enforcement of, changes to, withdrawals from or impediments to implementing free trade agreements, or preferences of foreign nationals for domestically manufactured products; (8) changes in foreign currency exchange rates and interest rates; (9) economic downturns or significant changes in macroeconomic conditions in the countries in which we operate; (10) differing local product preferences and product requirements, including government certification requirements related to, among other things, fuel economy, vehicle emissions, EVs and AVs, connected services, and safety; (11) impact of changes to and compliance with U.S. and foreign countries’ export controls, economic sanctions, import controls, foreign investment, and other similar measures; (12) impacts on our operations or liabilities resulting from U.S. and foreign laws and regulations, including, but not limited to, those related to the Foreign Corrupt Practices Act and certain other anti-corruption laws; (13) differing labor regulations,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
agreements, requirements, and union relationships; (14) differing dealer and franchise regulations and relationships; (15) difficulties in obtaining financing in foreign countries for local operations; and (16) natural disasters, public health crises, and other catastrophic events.

Any significant disruption at one of our manufacturing facilities could disrupt our production schedule. We assemble vehicles at various facilities around the world. Our facilities are typically designed to produce particular models for particular geographic markets. No single facility is designed to manufacture our full range of vehicles. In some cases, certain facilities produce products, systems, components, and parts that disproportionately contribute a greater degree to our profitability than others and create significant interdependencies among manufacturing facilities around the world. When these or other facilities become unavailable, either temporarily or permanently and for any number of reasons, including labor disruptions or shortages, supply chain disruptions, the occurrence of a public health crisis, or catastrophic weather events, whether or not as a result of climate change, the inability to manufacture at the affected facility has resulted, and may in the future result, in harm to our reputation, increased costs, lower revenues, and the loss of customers. We may not be able to easily shift production to other facilities or to make up for lost production. Any new facility needed to replace an inoperable manufacturing facility would need to comply with the necessary regulatory requirements and applicable labor agreements, need to satisfy our specialized manufacturing requirements, and require specialized equipment.

In addition, substantially all of our hourly employees are represented by unions and covered by collective bargaining agreements that must be negotiated from time-to-time, including at the local facility level. As a result, we may be subject to an increased risk of strikes, work stoppages, or other types of conflicts with labor unions and employees.

Disruption in our suppliers’ operations have disrupted, and could in the future disrupt, our production schedule. Our automotive operations are dependent upon the continued ability of our suppliers to deliver the systems, components, raw materials, and parts that we need to manufacture our products. Other than with respect to certain of our offtake agreements with battery raw material suppliers, our use of “just-in-time” manufacturing processes typically allows us to maintain minimal inventory. As a result, our ability to maintain production is dependent upon our suppliers delivering sufficient quantities of systems, components, raw materials, and parts on time to meet our production schedules and specifications. In some instances, we purchase systems, components, raw materials, and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions. Any number of factors, including labor disruptions, catastrophic weather events, the occurrence of a public health crisis, contractual or other disputes, unfavorable economic or industry conditions, geopolitical conflicts, restrictions on transactions involving certain territories, entities or individuals, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations, including the production of certain higher margin vehicles. When we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of systems, components, raw materials, or parts even for a relatively short period of time could cause us to alter production schedules, increase work-in-process inventory or suspend production entirely, which could cause a loss of revenues or an increase in working capital, which would adversely affect our profitability, results of operations, and financial condition.

Pandemics, epidemics, disease outbreaks, and other public health crises have disrupted our business and operations, and future public health crises could materially adversely impact our business, financial condition, liquidity, and results of operations. Pandemics, epidemics, or disease outbreaks in the U.S. or globally, such as the COVID-19 pandemic, have previously disrupted, and may in the future disrupt, our business, which could materially affect our results of operations, financial condition, liquidity, and future expectations. Any such events may adversely impact our global supply chain and global manufacturing operations and cause us to suspend our operations in the affected markets. In particular, we could experience, among other things: (1) continued or additional global supply disruptions; (2) labor disruptions or shortages; (3) an inability to manufacture; (4) an inability to sell to our customers; (5) a decline in showroom traffic and customer demand; (6) customer defaults on automobile loans and leases; (7) lower than expected pricing on vehicles sold at auction; and (8) an impaired ability to access credit and the capital markets. Any new public health crisis could have a material impact on our business, financial condition, and results of operations going forward.

Risks related to our intellectual property, cybersecurity, information technology, and data management practices

Competitors may independently develop products and services similar to ours, and there are no guarantees that GM’s intellectual property rights would prevent competitors from independently developing or selling those products and services. There may be instances where, notwithstanding our intellectual property position, competitive products or services may impact the value of our brands and other intangible assets, and our business may be adversely affected. Moreover, although GM takes

GENERAL MOTORS COMPANY AND SUBSIDIARIES
reasonable steps to maintain the confidentiality of GM proprietary information, there can be no assurance that such efforts will completely deter or prevent misappropriation or improper use of our intellectual property. We sometimes face attempts to gain unauthorized access to our information technology networks and systems for the purpose of improperly acquiring our trade secrets or confidential business information, and may face increased such risk from the rapid evolution and adoption of AI. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position. In addition, we have been, and in the future may be, the target of patent enforcement actions by third parties, including aggressive and opportunistic enforcement claims by non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. Although we have taken steps to mitigate such risks, if we are found to have infringed any third-party intellectual property rights, we could be required to pay substantial damages, or we could be enjoined from offering some of our products and services. In addition, to prevent unauthorized use of our intellectual property, it may be necessary to prosecute actions for infringement, misappropriation, or other violations of our intellectual property against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in any such action.

Security breaches, cyberattacks, and other disruptions to information technology systems and networked products, including connected vehicles, owned or maintained by us, GM Financial, service providers, such as data processors, or third parties, such as vendors or suppliers, could materially compromise our operations and/or sensitive customer data and proprietary information. We rely upon information technology systems and manufacture networked and connected products, some of which are managed by third parties, to collect, process, transmit, use, protect, and store electronic information and to manage or support a variety of our business processes, activities, and products. Additionally, we and GM Financial collect, process, transmit, use, protect, and store confidential data, including intellectual property and proprietary business information (including that of our dealers and suppliers), as well as personally identifiable information of our respective customers and employees, in data centers and on information technology networks (including networks that are controlled or maintained by third parties). The secure operation of these systems and products, and the processing and maintenance of the information processed by these systems and products, is critical to our business operations and strategy. Further, customers using our systems rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our products and the protection of their data. We also face the risk of operational disruption, failure, termination, or capacity constraints of any of the service providers or third parties that facilitate our business activities, including vendors, suppliers, customers, counterparties, exchanges, clearing agents, clearinghouses, or other financial intermediaries. Such parties and other third parties who provide us with services or with whom we communicate could also be the source of a cyberattack on, or breach of, our or a provider's operational systems, network, data, or infrastructure. In addition, we regularly identify and track known security vulnerabilities. We are unable to comprehensively apply patches or mitigate all such vulnerabilities before they may be exploited by a threat actor. We have also acquired and in the future may acquire companies with vulnerabilities or unsophisticated security measures, which exposes us to potentially significant cybersecurity risks.

Despite our and our third-party providers' security measures and business continuity plans, our information technology systems and networked and connected products are vulnerable to intrusions, damage, disruptions, or shutdowns caused by attacks by hackers, computer viruses or worms, malware (including “ransomware”), phishing attacks, spyware, denial of service attacks, and/or breaches due to errors, negligence or malfeasance by employees, contractors, vendors, and others who have access to these systems and products. We and our third-party providers regularly experience cyberattacks and security incidents, such as phishing attacks, and we expect cyberattacks and incidents to continue in varying degrees, including due to the rapid evolution and adoption of AI. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Cybersecurity threat actors are increasingly sophisticated and are targeting employees, contractors, service providers, and third parties through various techniques, including but not limited to, social engineering. Techniques used in cyberattacks to obtain unauthorized access to, disable, or sabotage information technology systems are increasingly diverse and sophisticated, including as a result of emerging technologies, such as AI and machine learning. Significant loss of proprietary data, critical interruptions or delays in our business operations, and damage to our reputation, as well as the risk of claims alleging that we are non-compliant with applicable laws or regulations expose us to potentially substantial liability from private litigation or regulatory actions and related costs under laws protecting the privacy of personal information or unfair or deceptive practices relating to consumer information, reputational damage with customers and business partners, and other risks to our business and competitiveness as a result of accelerating cybersecurity threats.

Security breaches and other disruptions of our in-vehicle systems could impact the safety of our customers and reduce confidence in GM and its products. Our vehicles contain complex information technology systems. These systems control various vehicle functions including engine, transmission, safety, steering, navigation, acceleration, braking, window and door

GENERAL MOTORS COMPANY AND SUBSIDIARIES
lock functions, batteries, and electric motors. We have designed, implemented, and tested security measures intended to prevent unauthorized access to these systems. However, hackers and other malicious actors have attempted, and we expect will attempt in the future, to gain unauthorized access to modify, alter, and use networks, vehicle software, or their systems to gain control of, or to change, our vehicles’ functionality, user interface, and performance characteristics, or to gain access to data stored in or generated by the vehicle. Any unauthorized access to, or control of, our vehicles or their systems or any unauthorized access to, acquisition of, or loss of data could adversely impact the safety of our customers or result in failure of our systems, any of which could result in interruptions to our business, legal claims or proceedings, liability, or regulatory penalties. Laws that would permit third-party access to vehicle data and related systems, including "right to repair" laws, could expose our vehicles and vehicle systems to third-party access without appropriate security measures in place, leading to new safety and security risks for our customers and reducing customer trust and confidence in our products. In addition, regardless of their veracity, reports of unauthorized access to our vehicles or their systems or data, as well as other factors that may result in the perception that our vehicles or their systems or data are capable of being "hacked" and lack appropriate safety controls, could negatively affect our brand and harm our reputation, which could adversely impact our business and results of operations.

Our enterprise data practices, including the collection, use, sharing, and security of the personal or other information of our customers, employees, and suppliers, are subject to increasingly complex, restrictive, and punitive regulations in all key market regions. Data privacy and protection and unfair and deceptive practice laws and similar regulations, including with respect to the use of AI, in many jurisdictions where we do business require that we take significant steps to safeguard such personal information, and these laws and regulations continue to evolve. Under these regulations, which include, but are not limited to, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, the EU's General Data Protection Regulation 2016/679, the EU's Artificial Intelligence Act, the U.K. Data Protection Act of 2018, and other international data protection, privacy, data security, data localization, and similar national, state, provincial, and local laws, the failure to maintain compliant data practices could result in consumer complaints, private litigation, and regulatory inquiry resulting in civil or criminal penalties, as well as have a negative impact on our brand or result in other harm to our business. In addition, increased consumer sensitivity to real or perceived failures in establishing, implementing, and maintaining acceptable data practices could damage our reputation and deter current and potential users or customers from using our products and services. The cost of compliance with these laws and regulations will be high and is likely to increase in the future. The growing patchwork of state and country regulations imposes burdensome obligations on companies to quickly respond to consumer requests, such as requests to delete, disclose, and stop selling personal information, with significant fines for noncompliance. The rapid evolution and increased adoption of AI technologies may intensify these risks. Complying with these new laws has significantly increased, and may continue to increase, our operating costs and is driving increased complexity in our operations.

Risks related to government regulations and litigation

Our operations and products are subject to extensive laws, regulations, and policies, including those related to vehicle emissions and fuel economy standards, which can significantly increase our costs and affect how we do business. We are significantly affected by governmental regulations on a global basis that can increase costs related to the production of our vehicles and affect our product portfolio, particularly regulations relating to fuel economy standards and GHG emissions. Meeting the requirements of these regulations is costly and often technologically challenging, and these standards are often not harmonized across jurisdictions. We anticipate that the number and extent of these and other regulations, laws, and policies, and the related costs and changes to our product portfolio, may increase significantly in the future, primarily motivated by efforts to reduce GHG emissions. While the U.S. federal government has taken action to reduce the stringency of fuel economy and GHG emissions regulations, we expect such regulations to continue to evolve across the federal, state, or local level or in international jurisdictions and, in the future, these regulations could require us to further limit the sale of certain profitable ICE products in current and future years, subsidize the sale of less profitable ones, change our manufacturing processes, pay increased penalties, purchase additional credits from our competitors or undertake other activities that may require us to incur additional expense, which may be material. In addition, proposed regulatory changes to the GHG emissions standards could result in an impairment of our emissions credits, similar to the previous impairment we recognized related to our CAFE credits. These requirements and changes in requirements and policies may increase the cost of, and/or diminish demand for, our vehicles. These regulatory requirements, among others, could significantly affect our plans for global product development and, given the uncertainty surrounding enforcement and regulatory definitions and interpretations, may result in substantial costs, including civil or criminal penalties. In addition, an evolving but unharmonized emissions and fuel economy regulatory framework that could include specific sales mandates may limit or dictate the types of vehicles we sell and where we sell them, which can affect our revenues and profitability. Refer to the “Environmental and Regulatory Matters” section of Item 1. Business for further information on regulatory and environmental requirements.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
There are limits on our ability to achieve fuel economy improvements over a given time frame, primarily relating to the cost and effectiveness of available technologies, lack of sufficient consumer acceptance of new technologies and of changes in vehicle mix, lack of willingness of consumers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, the widespread availability (or lack thereof) of supporting infrastructure for new technologies, especially with respect to EVs, the availability (or lack thereof) of the raw materials and component supply to make batteries and other elements of EVs, and the human, engineering, and financial resources necessary to deploy new technologies across a wide range of products and powertrains in a short time. There is no assurance that we will be able to produce and sell vehicles that use such new technologies on a profitable basis or that our customers will purchase such vehicles in the quantities necessary for us to comply with current or future regulatory requirements.

In the current uncertain regulatory framework, compliance costs under existing and potential new regulations for which we may be responsible and that are not reasonably estimable could be substantial. Alleged violations of fuel economy or vehicle emission standards could result in legal proceedings, the recall of one or more of our products, negotiated remedial actions, fines and penalties, restricted product offerings, or a combination of any of those items. Any of these actions could have a material adverse effect on our profitability, financial condition, and operations, including facility idling, reduced employment, increased costs, and loss of revenue.

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

We could be materially adversely affected by unusual or significant litigation, governmental investigations, or other proceedings. We are subject to legal proceedings in the U.S. and elsewhere involving various issues, including product liability lawsuits, warranty litigations, class action litigations alleging product defects, emissions litigations, privacy matters, stockholder litigations, labor and employment litigations, and claims and actions arising from restructurings and divestitures of operations and assets. In addition, we are subject to various governmental proceedings and investigations. A negative outcome in one or more of these proceedings could result in the imposition of damages, including punitive damages, fines, reputational harm, civil lawsuits, and criminal penalties, interruptions of business, modification of business practices, equitable remedies, and other sanctions against us or our personnel as well as legal and other costs, all of which may be significant. For a further discussion of certain of these matters, refer to Note 16 to our consolidated financial statements.

The costs and effect on our reputation of product safety recalls and alleged defects in products and services could materially adversely affect our business. Government safety standards require manufacturers to remedy certain product safety defects through recall campaigns and vehicle repurchases. Under these standards, we could be subject to civil or criminal penalties or may incur various costs, including significant costs for repairs made at no cost to the consumer. The costs we incur in connection with these recalls typically include the cost of the part being replaced and labor to remove and replace the defective part. The costs to complete a recall could be exacerbated to the extent that such action relates to a global platform. Concerns about the safety of our products, including advanced technologies like AVs, whether raised internally or by regulators or consumer advocates, and whether or not based on scientific evidence or supported by data, can result in product delays, recalls, field actions, lost sales, governmental investigations, regulatory action, private claims, lawsuits and settlements, and reputational damage. These circumstances can also result in damage to brand image, brand equity, and consumer trust in our products and ability to lead the industry with respect to new technologies.

We currently source a variety of systems, components, raw materials, and parts from third parties. From time to time, these items may have performance or quality issues that could harm our reputation and cause us to incur significant costs, particularly if the affected items relate to global platforms or involve defects that are identified years after production. Our ability to recover costs associated with recalls or other campaigns caused by parts or components purchased from suppliers may be limited by the suppliers’ financial condition or a number of other reasons or defenses.

We may incur additional tax expense, become subject to additional tax exposure, or fail to fully realize available tax incentives. We are subject to the tax laws and regulations of the U.S. and numerous other jurisdictions in which we do business. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are regularly under audit by the U.S. Internal Revenue Service and other tax authorities, which may not agree with our tax positions. In addition, our tax liabilities are subject to other significant risks and uncertainties, including those arising from potential changes in laws and regulations in the U.S. and other countries in which we do business (for example, the Act and the

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Inflation Reduction Act (IRA)), the possibility of tax controversy related to adverse determinations with respect to the application of existing laws (for example, with respect to full realization of the incentives contemplated by the IRA), changes in our business or structure and changes in the valuation of our deferred tax assets and liabilities. Any unfavorable resolution of these and other uncertainties may have a significant adverse impact on our tax rate and results of operations. If our tax expense were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our results of operations, cash flows, and financial condition could be adversely affected.

Risks related to Automotive Financing - GM Financial

We rely on GM Financial to provide financial services to our customers and dealers. GM Financial faces a number of business, economic, and financial risks that could impair its access to capital and negatively affect its business and operations, which in turn could impede its ability to provide leasing and financing to customers and commercial lending to our dealers. Any reduction in GM Financial’s ability to provide such financial services would negatively affect our efforts to support additional sales of our vehicles and expand our market penetration among customers and dealers.

The primary factors that could adversely affect GM Financial’s business and operations and reduce its ability to provide financing services at competitive rates include the sufficiency, availability, and cost of sources of funding, including credit facilities, securitization programs, and secured and unsecured debt issuances; the performance of loans and leases in its portfolio, which could be materially affected by charge-offs, delinquencies, and prepayments; wholesale auction values of used vehicles; vehicle return rates and the residual value performance on vehicles GM Financial leases to customers; fluctuations in interest rates and currency exchange rates; competition for customers from commercial banks, credit unions, and other financing and leasing companies; and changes to regulation, supervision, enforcement, and licensing across various jurisdictions.

Further, as an entity operating in the financial services sector, GM Financial is required to comply with a wide variety of laws and regulations that may be costly to adhere to and may affect our consolidated results of operations. Compliance with these laws and regulations requires that GM Financial maintain forms, processes, procedures, controls, and the infrastructure to support these requirements. Laws in the financial services industry are designed primarily for the protection of consumers. The failure to comply with these laws could result in significant statutory civil and criminal penalties, monetary damages, attorneys’ fees and costs, revocation of licenses, and damage to reputation, brand, and valued customer relationships.

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

Our future funding requirements for our defined benefit pension plans depend upon the future performance of assets placed in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans, and any changes in laws and regulations. Future funding requirements generally increase if the discount rate decreases or if actual asset returns are lower than expected asset returns, assuming other factors are held constant. We estimate future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions.

There are additional risks due to the complexity and magnitude of our investments. Examples include implementation of significant changes in investment policy, insufficient market liquidity in particular asset classes, and the inability to quickly rebalance illiquid and long-term investments.

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

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Item 1B. Unresolved Staff Comments

None.

*  *  *  *  *  *  *

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. We have implemented cybersecurity policies, procedures, technologies, and controls to aid in our efforts to access, identify, and manage such risks. Material risks from cybersecurity threats are managed across GM, GM Financial, service providers such as data processors, third-party suppliers, dealers, and vendors, and monitoring such risks and threats are integrated into the Company's overall risk management program.

GM has a Cybersecurity Management Board that brings together representatives from senior management across the Company's Software & Services, Product Development, Information Technology, Manufacturing, Finance, Communications, Human Resources, Legal, and Public Policy organizations to provide guidance and monitor overall company cybersecurity risk. The Company's cybersecurity maturity scorecard, cybersecurity threats, and incident information are reviewed by the Company's Chief Information Security Officer (CISO), the Risk and Cybersecurity Committee of the Company's Board of Directors, and the Cybersecurity Management Board during standing meetings as well as in impromptu sessions, when appropriate. During the reviews, various topics are discussed, which may include:

•implementation and maturity of the Company's cybersecurity program, risk management framework, including cybersecurity risk policies, procedures, and governance;
•cybersecurity and privacy risk, including potential impact to the Company's employees, customers, supply chain, joint ventures, and other stakeholders;
•intelligence briefings on notable cyber events impacting the industry; and
•cybersecurity budget and resource allocation, including industry benchmarking and economic modeling of various potential cybersecurity events.

The Company maintains administrative, physical, technical, and organizational safeguards, including employee training, incident response capability reviews and exercises, cybersecurity insurance, and business continuity mechanisms for the protection of the Company's assets. From time to time, the Company's processes are audited and validated by internal and external experts. The Company leverages a third-party risk management process with the goal of minimizing disruption to the Company's business and production operations, strengthening supply chain resilience in response to cyber-related events, and supporting the integrity of components and systems used in its products and services.

When cybersecurity incidents occur, the GM Cybersecurity team's focus is on responding to and containing the threat and minimizing impact. When we become aware of a cybersecurity incident, we have defined policies and procedures to respond to and recover from such incident as quickly as possible. In the event of a cybersecurity incident, the Cybersecurity team also assesses, among other factors, safety impact, supply chain and manufacturing disruption, data and personal information loss, business operations disruption, projected cost, and potential for reputational harm, with support from external technical, legal, and law enforcement, as appropriate. Our policies and procedures are reviewed periodically for alignment with regulatory requirements and the threat landscape.

The Company has not experienced any material cybersecurity incidents and expenses incurred from cybersecurity incidents were immaterial (including penalties and settlements, of which there were none). For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or, if realized, are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition, see Item 1A. Risk Factors – "Risks related to our intellectual property, cybersecurity, information technology, and data management practices", which are incorporated by reference into this Item 1C.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Governance

The GM Board of Directors is responsible for overseeing the Company's enterprise risk, and has established its Risk and Cybersecurity Committee with specific responsibility for overseeing our cybersecurity program, among other things. The Company's cybersecurity organization is led by the CISO, who is responsible for assessing and managing material risks from cybersecurity threats and reports to the Risk and Cybersecurity Committee. The CISO has served in this role since December 2024 and has more than 20 years of experience in various information technology, cybersecurity, and software engineering roles. The CISO's experience includes building and leading cybersecurity functions at large enterprises, startups, and research and development centers, as well as leading software engineering teams responsible for building and operating large-scale software services. The CISO also has expertise in building and designing secure software, scalable and resilient systems, incident response practices, privacy programs, and other critical security disciplines and practice areas. The CISO holds a master's degree in information security policy and management, has taught information security courses at the graduate level, is an inventor on cybersecurity-related patents, and has been a speaker at leading cybersecurity conferences.

The CISO and the Cybersecurity Management Board monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including through the operation of the Company's incident response plans, which include periodic reports and escalation to the Risk and Cybersecurity Committee, as appropriate, and simulated exercises.

*  *  *  *  *  *  *

Item 2. Properties

At December 31, 2025, we had over 100 locations in the U.S. within our GMNA segment (excluding our automotive financing operations and dealerships), which are primarily for manufacturing, assembly, distribution, warehousing, engineering, and testing. We, our subsidiaries, or associated companies in which we own an equity interest, own most of these properties and/or lease a portion of these properties. Leased properties are primarily composed of warehouses and administration, engineering, and sales offices.

We have manufacturing, assembly, distribution, office, or warehousing operations in 33 countries, including equity interests in associated companies, which perform manufacturing, assembly, or distribution operations. The major facilities outside the U.S., which are principally vehicle manufacturing and assembly operations, are located in Canada and Mexico within our GMNA segment, and Brazil, China, and South Korea within our GMI segment.

These facilities are used to support our automotive operations and are suitable and adequate for the conduct of our business.

GM Financial owns or leases facilities for administration and regional credit centers. GM Financial has 32 facilities, of which 20 are located in the U.S. The major facilities outside the U.S. are located in Brazil, Canada, China, and Mexico.

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

In GM's 2023 Annual Report on Form 10-K, GM reported that in February 2023, it had self-disclosed to the EPA potential violations of the Toxic Substances Control Act's (TSCA) requirements applicable to the import of new chemical substances at our Ultium Cells LLC joint venture. In November 2023, these potential violations were settled via consent agreement with the EPA, the terms of which include, among other items, payment of civil penalties based upon import activity prior to receipt of a TSCA 5(e) order. As of December 31, 2025, GM has incurred an estimated $18.2 million in civil penalties. These penalties, which will continue to grow until the EPA issues a TSCA 5(e) order, are assessed jointly and severally to GM and Ultium Cells LLC.

The discussion under Note 16 to our consolidated financial statements is incorporated by reference into this Part I, Item 3.

*  *  *  *  *  *  *

Item 4. Mine Safety Disclosures

Not applicable.

*  *  *  *  *  *  *

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information Shares of our common stock are publicly traded on the New York Stock Exchange under the symbol "GM".

Holders At January 15, 2026, we had 904 million issued and outstanding shares of common stock held by 443 holders of record.

Dividends In February 2025, our Board of Directors approved an increase in the quarterly common stock dividend of $0.03 to $0.15 per share beginning with the quarterly dividend declared in April 2025. In January 2026, our Board of Directors approved an increase in the quarterly common stock dividend of $0.03 to $0.18 per share beginning with the quarterly dividend declared in January 2026. We anticipate that we will continue to declare and pay dividends on our common stock quarterly. However, the declaration of any dividend on our common stock is a matter to be acted upon by our Board of Directors in its sole discretion and will depend on various factors, including our financial condition, operating results, available cash, and current and anticipated cash needs, as described further in the "Liquidity and Capital Resources" section of Item 7. MD&A.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Stock Performance Graph The following graph compares the performance of our common stock to the Standard & Poor's (S&P) 500 Stock Index and the Dow Jones Automobile & Parts Titans 30 Index for the last five years. It assumes $100 was invested on December 31, 2020, with dividends being reinvested.
The following table summarizes stock performance graph data points in dollars:

	Years Ended December 31,
	2020	2021	2022	2023	2024	2025
General Motors Company	$100	$141	$81	$88	$131	$202
S&P 500 Stock Index	$100	$129	$105	$133	$166	$196
Dow Jones Automobile & Parts Titans 30 Index	$100	$125	$85	$113	$121	$149

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended December 31, 2025:

	Total Number of Shares Purchased(a)	Weighted-Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2025 through October 31, 2025	3,769,823	$68.99	3,607,418	$2.6 billion
November 1, 2025 through November 30, 2025	12,580,527	$70.48	12,578,278	$1.7 billion
December 1, 2025 through December 31, 2025	17,237,459	$79.21	17,213,187	$0.3 billion
Total	33,587,809	$74.80	33,398,883
__________
(a)Shares purchased include shares delivered by employees or directors to us for the payment of taxes resulting from issuance of common stock upon the vesting of Restricted Stock Units (RSUs) relating to compensation plans. In June 2020, our shareholders approved the 2020 Long-Term Incentive Plan (LTIP), which authorizes awards of stock options, stock appreciation rights, RSUs, Performance Stock Units (PSUs), or other stock-based awards to selected employees, consultants, advisors, and non-employee Directors of the Company. Refer to Note 22 to our consolidated financial statements for additional details on employee stock incentive plans.
(b)The weighted-average price paid per share excludes broker commissions.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 6. [Reserved]

*  *  *  *  *  *  *

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. Risk Factors for a discussion of these risks and uncertainties. The discussion of our financial condition and results of operations for the year ended December 31, 2023 included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 is incorporated by reference into this MD&A.

Overview Our vision for the future is a world with zero crashes, zero emissions, and zero congestion. We will adapt to customer preferences while executing our growth-focused strategy to invest in ICE vehicles, EVs, hybrids, personal AV technology, software-enabled services, and other new business opportunities. To support strong margins and cash flow, we continue to strengthen our market position in profitable ICE vehicles, such as trucks and SUVs. We plan to execute our strategy with a steadfast commitment to good corporate citizenship through more sustainable operations and a leading health and safety culture.

Our financial performance in 2025 was driven by the strength of our vehicle portfolio, including high margin full-size pickup trucks and SUVs, strong consumer demand for our products, and the execution of our core business strategy. We remain focused on maintaining an efficient cost structure and pricing discipline. We continue to prioritize driving down costs to improve profitability and are aligning EV capacity to expected consumer demand. In December 2024, we announced that we will no longer fund Cruise's robotaxi development work and will refocus our autonomous driving strategy on personal vehicles. In February 2025, we completed the acquisition of the noncontrolling interests in Cruise, began to wind down the Cruise robotaxi operations, and combined the GM and Cruise ongoing personal autonomous technical efforts in our GMNA segment. We are monitoring industry pricing pressures, changing interest rates, inflation, warranty claims, consumer demand trends, and changes to the regulatory environment, including with respect to fuel economy standards, GHG emissions regulations, and corporate taxes.

Over the course of 2025, the U.S. and other governments implemented new tariffs relevant to GM and its suppliers, including tariffs on vehicles and parts imported into the U.S. The tariff environment remains highly dynamic, and the specific tariffs applicable to goods imported by GM and its suppliers continue to evolve, including with respect to imports under the U.S.-Mexico-Canada Agreement and other trade agreements. We have acted with urgency and discipline to maintain strong positioning within the industry. In 2025, impacts to earnings before interest and taxes (EBIT)-adjusted from tariffs were $3.1 billion. Based on the current tariff environment, we estimate that impacts to EBIT-adjusted could range from $3.0 billion to $4.0 billion for the year ending December 31, 2026. Refer to Part I, Item 1A. Risk Factors for a full discussion of the risks associated with the global tariff environment.

The One Big Beautiful Bill Act (the Act), which was signed into law on July 4, 2025, extends and modifies certain key provisions of the U.S. Tax Cuts and Jobs Act of 2017, modifies certain IRA incentives, accelerates the phase-out of clean vehicle and other clean energy credits, and sets civil penalties to zero for noncompliance with CAFE standards. The Act also introduces a new auto loan interest deductibility provision that allows some individuals to deduct up to $10,000 per year in interest on new, U.S.-assembled personal vehicles purchased between 2025 and 2028. In addition, there are other key provisions with a variety of effective dates in the Act that have an insignificant impact for the year ending December 31, 2025, and have been reflected in our financial statements. In July 2025, the EPA proposed to remove GHG regulations for light-, medium-, and heavy-duty on-highway vehicles on a retrospective and prospective basis. Should the EPA remove GHG regulations, we expect that $1.1 billion of the total $1.4 billion carrying amount of our acquired credits may be subject to impairment in the near term, and our ongoing cost of compliance to the GHG regulations would be favorably impacted.

Because of these recent U.S. Government policy changes, including the termination of consumer tax incentives for EV purchases and the reduction in stringency of emissions regulations, industry-wide consumer demand for EVs in North America began to slow in 2025. As a result, we reassessed our EV capacity and manufacturing footprint to align to expected consumer demand and recorded charges of $1.6 billion and $6.0 billion in the three months ended September 30, 2025 and December 31,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
2025. For the year ended December 31, 2025, we recorded total charges in GMNA of $7.9 billion. The reassessment of our EV capacity and manufacturing footprint is complete. While we have completed the reassessment of our EV capacity and manufacturing footprint, we expect to recognize additional material cash and non-cash charges in 2026 related to continued commercial negotiations with our supply base, which we believe will be significantly less than the EV-related charges incurred in 2025. These charges will be reflected as adjustments in our non-GAAP financial measures. Refer to the "Non-GAAP Measures" section of this MD&A for additional information. Our strategic realignment of EV capacity does not impact today's retail portfolio of Chevrolet, GMC, and Cadillac EVs currently in production, and we expect these models to remain available to consumers.

As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These actions could give rise to future asset impairments or other charges, which may have a material impact on our operating results. Refer to the "Consolidated Results" and regional sections of this MD&A for additional information.

We face continuing market, operating, and regulatory challenges in several countries across the globe due to, among other factors, competitive pressures, our product portfolio offerings, heightened emission standards, labor disruptions, foreign exchange volatility, evolving trade policy, automotive industry supply chains, and political uncertainty. Refer to Part I, Item 1A. Risk Factors for a discussion of these challenges.

For the year ending December 31, 2026, we expect earnings per share (EPS)-diluted and EPS-diluted-adjusted of between $11.00 and $13.00, Net income attributable to stockholders of between $10.3 billion and $11.7 billion, and EBIT-adjusted of between $13.0 billion and $15.0 billion. These expected financial results do not include the potential impact of future adjustments related to special items. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

The following table reconciles expected Net income attributable to stockholders under U.S. generally accepted accounting principles (GAAP) to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2026
Net income attributable to stockholders	$ 10.3-11.7
Income tax expense	2.6-3.2
Automotive interest expense, net	0.1
EBIT-adjusted(a)	$ 13.0-15.0
__________
(a)We do not consider the potential future impact of adjustments on our expected financial results.

GMNA Industry sales in North America were 20.7 million units in the year ended December 31, 2025, representing an increase of 2.0% compared to the corresponding period in 2024. U.S. industry sales were 16.6 million units in the year ended December 31, 2025, representing an increase of 1.7% compared to the corresponding period in 2024.

Our total vehicle sales in the U.S., our largest market in North America, were 2.9 million units for a market share of 17.2% in the year ended December 31, 2025, representing an increase of 0.6 percentage points compared to the corresponding period in 2024.

We achieved solid margins in the year ended December 31, 2025 driven by the strength of our product portfolio and ongoing cost discipline. However, the evolving tariff and policy landscape could have a material impact on our profitability going forward. We remain focused on improving our EV profitability while maintaining our focus on cost. In addition, our outlook is dependent on continued supply chain availability, the resiliency of the U.S. economy, and overall economic conditions, including the imposition of tariffs, less available offsets and deductions, or other trade restrictions by the U.S. or its trading partners. Looking ahead, our top priority is returning GMNA to its historical 8.0-10.0% EBIT-adjusted margins as quickly as possible.

GMI Industry sales in China were 26.4 million units in the year ended December 31, 2025, remaining flat compared to the corresponding period in 2024. Our total vehicle sales in China were 1.9 million units resulting in a market share of 7.1% in the year ended December 31, 2025, representing an increase of 0.1 percentage points compared to the corresponding period in 2024. Our Automotive China JVs generated an equity loss of $0.3 billion in the year ended December 31, 2025, which includes charges of $0.6 billion related to the previously announced restructuring of SGM. We continue to focus on enhancing the

GENERAL MOTORS COMPANY AND SUBSIDIARIES
competitiveness of our products in the Chinese market and executing restructuring plans. Additional restructuring charges may be incurred going forward.

Outside of China, industry sales were 26.7 million units in the year ended December 31, 2025, representing an increase of 3.4% compared to the corresponding period in 2024. Our total vehicle sales outside of China were 0.9 million units for a market share of 3.5% in the year ended December 31, 2025, representing a decrease of 0.1 percentage points compared to the corresponding period in 2024.

Automotive Financing - GM Financial Summary and Outlook We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings, and help support our sales throughout various economic cycles. GM Financial's penetration of our retail sales in the U.S. was 33% in the year ended December 31, 2025 and 39% in the corresponding period in 2024. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America was 80% in the year ended December 31, 2025 and 81% in the corresponding period in 2024. In the year ended December 31, 2025, GM Financial's revenue consisted of leased vehicle income of 46%, retail finance charge income of 41%, and commercial finance charge income of 7%.

Through its leasing program GM Financial is exposed to residual values, which are heavily dependent on used vehicle prices. Gains on terminations of leased vehicles of $0.6 billion and $0.8 billion were included in GM Financial interest, operating, and other expenses in the years ended December 31, 2025 and 2024. The decrease in gains is primarily due to a decrease in the average gain on the sale of leased vehicles as well as fewer terminated leases in 2025. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle segment (units in thousands):

	December 31, 2025			December 31, 2024
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$13,145	617	64.8%	$13,184	635	67.3%
Trucks	8,702	254	26.6%	7,458	224	23.7%
SUVs	2,619	56	5.9%	2,260	53	5.6%
Cars	515	26	2.7%	590	31	3.3%
Total	$24,981	952	100.0%	$23,492	943	100.0%

Consolidated Results We review changes in our results of operations under five categories: Volume, Mix, Price, Cost, and Other. Volume measures the impact of changes in wholesale vehicle volumes driven by industry volume, market share, and changes in dealer stock levels. Mix measures the impact of changes to the regional portfolio due to product, model, trim, country, and option penetration in current year wholesale vehicle volumes. Price measures the impact of changes related to Manufacturer’s Suggested Retail Price and various sales allowances. Cost primarily includes: (1) material and freight; (2) manufacturing, engineering, advertising, administrative and selling, and warranty expense; and (3) non-vehicle related activity. Other primarily includes foreign exchange and non-vehicle related automotive revenues as well as equity income or loss from our nonconsolidated affiliates. Refer to the regional sections of this MD&A for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Total Net Sales and Revenue

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2025	2024		%	Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$154,317	$157,509	$(3,192)	(2.0)%	$(7.0)	$2.0	$1.4	$0.4
GMI	13,427	13,890	(463)	(3.3)%	$(1.0)	$0.5	$0.5	$(0.4)
Corporate	227	206	21	10.3%		$—		$—
Automotive	167,970	171,605	(3,635)	(2.1)%	$(7.9)	$2.5	$1.9	$—
Cruise	1	257	(256)	(99.7)%				$(0.3)
GM Financial	17,060	15,875	1,185	7.5%				$1.2
Eliminations/reclassifications	(12)	(296)	284	96.0%		$—		$0.3
Total net sales and revenue	$185,019	$187,442	$(2,422)	(1.3)%	$(7.9)	$2.5	$1.9	$1.2

Refer to the regional sections of this MD&A for additional information on Volume, Mix, Price, and Other.

Automotive and Other Cost of Sales

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2025	2024		%	Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$146,178	$135,818	$(10,360)	(7.6)%	$5.1	$(1.6)	$(14.9)	$1.0
GMI	12,548	12,552	4	—%	$0.7	$(0.3)	$(0.4)	$—
Corporate	243	132	(111)	(84.7)%		$—	$(0.1)	$—
Cruise	163	2,566	2,403	93.6%			$2.4
Eliminations	(3)	(3)	—	11.8%		$—	$—
Total automotive and other cost of sales	$159,128	$151,065	$(8,063)	(5.3)%	$5.9	$(1.9)	$(13.0)	$1.0

The most significant element of our Automotive and other cost of sales is material cost, which makes up approximately two-thirds of the total amount. The remaining portion includes labor costs, depreciation and amortization, engineering, freight, and product warranty and recall campaigns.

Factors that most significantly influence a region's profitability are industry volume, market share, and the relative mix of vehicles (trucks, crossovers, cars) sold. Variable profit is a key indicator of product profitability. Variable profit is defined as revenue less material cost, freight, the variable component of manufacturing expense, and warranty and recall-related costs. Vehicles with higher selling prices generally have higher variable profit. Refer to the regional sections of this MD&A for additional information on Volume and Mix.

In the year ended December 31, 2025, increased Cost was primarily due to: (1) charges of $7.7 billion due to our EV strategic realignment; (2) increased material and freight costs of $3.3 billion, including $3.1 billion due to tariffs; (3) increased warranty-related costs and campaigns of $1.3 billion; (4) unfavorable net realizable value inventory adjustments, primarily EV-related, of $0.3 billion in the year ended December 31, 2025 compared to similar favorable inventory adjustments of $0.5 billion in the year ended December 31, 2024; (5) charges of $0.5 billion due to legal matters for our former OnStar Smart Driver program; and (6) increased manufacturing costs of $0.5 billion; partially offset by (7) the reduction of charges related to Cruise restructuring of $1.1 billion; and (8) decreased engineering costs of $0.9 billion, driven primarily by the wind down of Cruise robotaxi operations. In the year ended December 31, 2025, favorable Other was primarily due to net foreign currency changes in the Mexican peso.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Automotive and Other Selling, General, and Administrative Expense

	Years Ended December 31,			Year Ended 2025 vs. 2024 Change

	2025	2024	2023	Favorable/ (Unfavorable)	%
Automotive and other selling, general, and administrative expense	$8,687	$10,621	$9,840	$1,934	18.2%

In the year ended December 31, 2025, Automotive and other selling, general, and administrative expense decreased primarily due to: (1) the absence of charges related to strategic activities to transition certain Buick dealerships of $1.0 billion; and (2) decreased advertising, selling, and administrative costs of $0.9 billion.

Interest Income and Other Non-operating Income, net

	Years Ended December 31,			Year Ended 2025 vs. 2024 Change

	2025	2024	2023	Favorable/ (Unfavorable)	%
Interest income and other non-operating income, net	$1,535	$1,257	$1,537	$278	22.1%

In the year ended December 31, 2025, Interest income and other non-operating income, net increased primarily due to: (1) $0.5 billion in gains related to revaluation of investments; partially offset by (2) other individually insignificant items.

Income Tax Expense

	Years Ended December 31,			Year Ended 2025 vs. 2024 Change

	2025	2024	2023	Favorable/ (Unfavorable)	%
Income tax expense	$338	$2,556	$563	$2,218	86.8%

In the year ended December 31, 2025, Income tax expense decreased primarily due to lower pre-tax income.

For the year ended December 31, 2025, our effective tax rate was 10.8% and our effective tax rate-adjusted (ETR-adjusted) was 18.9%. We expect our ETR-adjusted to be between 20% and 21% for the year ending December 31, 2026.

Refer to Note 17 to our consolidated financial statements for additional information related to Income tax expense.

GM North America

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2025	2024		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$154,317	$157,509	$(3,192)	(2.0)%	$(7.0)	$2.0	$1.4		$0.4
EBIT-adjusted	$10,452	$14,528	$(4,077)	(28.1)%	$(1.9)	$0.4	$1.4	$(5.1)	$1.1
EBIT-adjusted margin	6.8%	9.2%	(2.5)%
	(Vehicles in thousands)
Wholesale vehicle sales	3,296	3,464	(168)	(4.8)%

GMNA Total Net Sales and Revenue In the year ended December 31, 2025, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes primarily due to decreased sales of cars and full-size pickup trucks, due to lower planned production for product upgrades, partially offset by increased sales of crossover vehicles; partially offset by (2) favorable Mix associated with decreased sales of cars and increased sales of full-size SUVs, partially offset by decreased sales of full-size pick-up trucks and increased sales of crossover vehicles; (3) favorable Price as a result of lean dealer inventory levels due to strong demand for our products; and (4) favorable Other due to increased sales of parts and accessories.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
GMNA EBIT-Adjusted The most significant factors that influence profitability are industry volume and market share. While not as significant as industry volume and market share, another factor affecting profitability is the relative mix of vehicles sold. Trucks, crossovers, and cars sold currently have a variable profit of approximately 160%, 40%, and 60% of our GMNA portfolio on a weighted-average basis.

In the year ended December 31, 2025, EBIT-adjusted decreased primarily due to: (1) unfavorable Cost primarily due to increased material and freight costs of $3.0 billion, including $3.1 billion due to tariffs, increased warranty-related costs and campaigns of $1.3 billion, unfavorable net realizable value inventory adjustments, primarily EV-related, of $0.3 billion in the year ended December 31, 2025 compared to similar favorable inventory adjustments of $0.5 billion in the year ended December 31, 2024, and increased manufacturing costs of $0.4 billion, partially offset by decreased advertising, selling, and administrative costs of $0.2 billion; and (2) decreased net wholesale volumes; partially offset by (3) favorable Price; (4) favorable Mix associated with increased sales of full-size SUVs and decreased sales of cars and full-size pickup trucks, including EVs, partially offset by increased sales of crossover vehicles and mid-size pickup trucks and vans; and (5) favorable Other due to net foreign currency changes, primarily in the Mexican peso, and favorable revaluation of investments.

GM International

	Years Ended December 31,		Favorable/ (Unfavorable)		Variance Due To
	2025	2024		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$13,427	$13,890	$(463)	(3.3)%	$(1.0)	$0.5	$0.5		$(0.4)
EBIT-adjusted	$737	$303	$434	n.m.	$(0.2)	$0.2	$0.5	$(0.2)	$0.3
EBIT-adjusted margin	5.5%	2.2%	3.3%
Equity income (loss) — Automotive China	$(316)	$(4,407)	$4,091	92.8%
EBIT-adjusted — excluding Equity income (loss)(a)	$426	$633	$(208)	(32.8)%
	(Vehicles in thousands)
Wholesale vehicle sales	503	547	(44)	(8.1)%
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

GMI Total Net Sales and Revenue In the year ended December 31, 2025, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes in Brazil, Korea, and Ecuador due to decreased sales of passenger cars and crossover vehicles, partially offset by increased wholesale volumes in Argentina and Egypt; and (2) unfavorable Other primarily due to net foreign currency changes in the Argentine peso, Brazilian real, and Egyptian pound; partially offset by (3) favorable Mix primarily in Brazil, partially offset by the Middle East and Egypt; and (4) favorable Price across multiple vehicle lines in Argentina, Brazil, and the Middle East.

GMI EBIT-Adjusted In the year ended December 31, 2025, EBIT-adjusted increased primarily due to: (1) favorable Price; (2) favorable Mix in Brazil and Argentina, partially offset by the Middle East and Australia; and (3) favorable Other primarily due to increased Automotive China JVs equity income (loss), partially offset by net foreign currency changes in the Argentine peso and Brazilian real; partially offset by (4) decreased net wholesale volumes in Brazil and Korea, partially offset by increased wholesale volumes in Argentina and Egypt; and (5) unfavorable Cost primarily due to increased material and logistics costs in Brazil and the Middle East.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Our Automotive China JVs’ ability to grow vehicle sales in China and generate sustainable equity income continues to be a challenge due to intense competition from our domestic competitors in the Chinese market. In the year ended December 31, 2025, we recognized equity losses of $0.3 billion driven primarily by impairment and restructuring charges of $0.6 billion recorded by certain of our Automotive China JVs. Refer to Note 8 to our consolidated financial statements for additional information. The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Years Ended December 31,
	2025	2024	2023
Wholesale vehicle sales including vehicles exported to markets outside of China	2,090	1,843	2,334
Total net sales and revenue	$24,450	$21,740	$31,435
Net income (loss)	$(685)	$(4,466)	$1,122

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$7,688	$6,389
Debt	$58	$104

GM Financial

	Years Ended December 31,			2025 vs. 2024 Change
	2025	2024	2023	Amount	%
Total revenue	$17,060	$15,875	$14,225	$1,185	7.5%
Provision for loan losses	$1,207	$1,029	$826	$178	17.3%
EBT-adjusted	$2,802	$2,965	$2,985	$(163)	(5.5)%
Average debt outstanding (dollars in billions)	$116.5	$109.0	$100.4	$7.5	6.9%
Effective rate of interest paid	5.6%	5.5%	4.7%	0.1%

GM Financial Revenue In the year ended December 31, 2025, total revenue increased primarily due to: (1) increased finance charge income of $0.5 billion primarily due to increases in the effective yield and average balance of the portfolio; (2) increased leased vehicle income of $0.5 billion primarily due to an increase in the average balance of the leased vehicles portfolio; and (3) increased other income of $0.2 billion primarily due to an increase in earned premiums and fees on vehicle protection contracts.

GM Financial EBT-Adjusted In the year ended December 31, 2025, earnings before income taxes-adjusted (EBT-adjusted) decreased primarily due to: (1) increased interest expense of $0.5 billion primarily due to an increase in average debt outstanding; (2) increased operating expenses of $0.4 billion primarily due to investments in the insurance and vehicle protection businesses and increases in the related claims expense, as well as a nonrecurring reserve release in 2024; (3) increased leased vehicle expenses of $0.3 billion primarily due to a decrease in lease termination gains and increased depreciation resulting from an increase in the average balance of the leased vehicles portfolio; and (4) increased provision for loan losses of $0.2 billion primarily due to a shift in the credit mix of loan originations; partially offset by (5) increased finance charge income of $0.5 billion primarily due to increases in the effective yield and average balance of the portfolio; (6) increased leased vehicle income of $0.5 billion primarily due to an increase in the average balance of the leased vehicles portfolio; and (7) increased other income of $0.2 billion primarily due to an increase in earned premiums and fees on vehicle protection contracts.

Liquidity and Capital Resources We believe our current levels of cash, cash equivalents, marketable debt securities, available borrowing capacity under our credit facilities, and other liquidity actions currently available to us are sufficient to meet our liquidity requirements in the short- and long-term. We also maintain access to the capital markets and may issue debt or equity securities, which may provide an additional source of liquidity. We have substantial cash requirements going forward, which we plan to fund through our total available liquidity, cash flows from operating activities, and additional liquidity measures, if determined to be necessary.

Our known current material uses of cash include, among other possible demands: (1) capital spending and our investments in our battery cell manufacturing joint ventures of approximately $10.0 billion to $12.0 billion in 2026; (2) payments for engineering and product development activities, including the development of AV technology and software-enabled services; (3) payments associated with previously announced warranty claims, vehicle recalls, and any other recall-related contingencies;

GENERAL MOTORS COMPANY AND SUBSIDIARIES
(4) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (5) dividend payments on our common stock that are declared by our Board of Directors; (6) payments to purchase shares of our common stock authorized by our Board of Directors; and (7) if the current regulations in the U.S. are not amended, payments of emissions-related regulatory compliance costs. Refer to Note 7, Note 13, and Note 15 to our consolidated financial statements for additional funding requirements for our operating leases, debt, and pension plans. Our material future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on the three objectives of our capital allocation program: (1) grow our business at an average target return on invested capital-adjusted (ROIC-adjusted) rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18.0 billion; and (3) after the first two objectives are met, return available cash to stockholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors not less than once annually.

Following recent U.S. Government policy changes, including the termination of certain consumer tax incentives for EV purchases and the reduction in the stringency of emissions regulations, industry-wide consumer demand for EVs in North America began to slow in 2025. In the three months ended September 30, 2025 and December 31, 2025, to realign our EV capacity and manufacturing footprint to consumer demand, we recorded charges of $1.6 billion and $6.0 billion. For the year ended December 31, 2025, we recorded charges in GMNA of $7.9 billion. These charges include supplier commercial settlements, contract cancellation fees, battery cell JV settlements, and other charges of approximately $4.7 billion, which will have a cash impact when paid. It is reasonably possible that we will recognize additional future material contract cancellation fees and commercial settlements associated with EV-related investments that may adversely affect our cash flows in the period in which they are paid. In addition, we have entered, and plan to continue to enter, into offtake agreements that generally obligate us to purchase defined quantities of output. These arrangements could have a short-term adverse impact on our cash and increase our inventory. We also continue to monitor and evaluate opportunities to strengthen our competitive position over the long term while maintaining a strong investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations, and the possibility of acquisitions, dispositions, and investments with joint venture partners, as well as strategic alliances that we believe would generate significant advantages and substantially strengthen our business.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. Risk Factors, some of which are outside of our control.

In February 2025, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion, which was used to execute an accelerated share repurchase (ASR) program to repurchase an aggregate amount of $2.0 billion of our outstanding common stock. In the year ended December 31, 2025, we received and retired 43 million shares upon settlement of the transactions contemplated under these ASR agreements. In addition to shares received under the ASR program, we purchased approximately 61 million shares of our outstanding common stock for $4.0 billion in the year ended December 31, 2025. We had $0.3 billion in capacity remaining under our share repurchase program as of December 31, 2025, with no expiration date. In January 2026, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion.

In the year ended December 31, 2025, we paid dividends of $0.5 billion to holders of our common stock. In February 2025, our Board of Directors approved an increase in the quarterly common stock dividend of $0.03 to $0.15 per share beginning with the quarterly dividend declared in April 2025. In January 2026, our Board of Directors approved an increase in the quarterly common stock dividend of $0.03 to $0.18 per share beginning with the quarterly dividend declared in January 2026.

In May 2025, we loaned $1.8 billion to Ultium Cells LLC to facilitate full voluntary prepayment of loans Ultium Cells LLC received under the Department of Energy's Advanced Technology Vehicles Manufacturing program. Our loan to Ultium Cells LLC accrues interest at a rate of 5.7% per year, matures in April 2030, and is prepayable without penalties.

Cash flows that occur amongst our Automotive, Cruise, and GM Financial operations are eliminated when we consolidate our cash flows. Such eliminations include, among other things, collections by Automotive on wholesale accounts receivables financed by dealers through GM Financial, payments between Automotive and GM Financial for accounts receivables transferred by Automotive to GM Financial, loans to Automotive and Cruise from GM Financial, dividends issued by GM Financial to Automotive, tax payments by GM Financial to Automotive, and Automotive Cruise related cash expenditures. The presentation of Automotive liquidity and GM Financial liquidity presented below includes the impact of cash transactions amongst the sectors that are ultimately eliminated in consolidation. The Cruise restructuring activities are substantially complete as of December 31, 2025. Net cash used in operating activities by Cruise was $1.0 billion, $2.2 billion, and $1.9

GENERAL MOTORS COMPANY AND SUBSIDIARIES
billion in the years ended December 31, 2025, 2024, and 2023. We expect future operating cash flows for Cruise to be insignificant.

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable debt securities, and funds available under credit facilities. The amount of available liquidity is subject to seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

We manage our liquidity primarily at our treasury centers as well as at certain of our significant consolidated overseas subsidiaries. Over 83% of our cash and marketable debt securities were managed within North America and at our regional treasury centers at December 31, 2025. We have used, and will continue to use, other methods, including intercompany loans to utilize these funds across our global operations as needed.

Our cash equivalents and marketable debt securities balances are primarily denominated in U.S. dollars and include investments in U.S. Government and agency obligations, foreign government securities, time deposits, corporate debt securities, and mortgage and asset-backed securities. Our investment guidelines, which we may change from time to time, prescribe certain minimum credit worthiness thresholds and limit our exposures to any particular sector, asset class, issuance, or security type. The majority of our current investments in debt securities are with A/A2 or better rated issuers.

In March 2025, we renewed our five-year, $10.0 billion facility, which now matures March 25, 2030. We also renewed our three-year, $4.1 billion facility, which now matures March 25, 2028, and renewed our 364-day, $2.0 billion revolving credit facility allocated for the exclusive use of GM Financial, which now matures March 24, 2026.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $14.4 billion and $14.3 billion at December 31, 2025 and 2024, which consisted primarily of two credit facilities. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use of GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.5 billion at December 31, 2025 and 2024.

If available capacity permits, GM Financial has access to our automotive credit facilities. GM Financial did not have borrowings outstanding against any of these facilities at December 31, 2025 and 2024. We had intercompany loans from GM Financial of $0.4 billion and $0.3 billion at December 31, 2025 and 2024, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at December 31, 2025 and 2024. Refer to Note 5 to our consolidated financial statements for additional information.

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

Several of our loan facilities, including our credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of December 31, 2025 and determined we are in compliance and expect to remain in compliance in the future.

GM Financial's Board of Directors declared and paid dividends on its common stock of $1.5 billion in the year ended December 31, 2025 and $1.8 billion in the years ended December 31, 2024 and 2023. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements, and leverage ratio.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The following table summarizes our Automotive available liquidity (dollars in billions):

	December 31, 2025	December 31, 2024
Automotive cash and cash equivalents	$15.1	$14.5
Marketable debt securities	6.7	7.3
Automotive cash, cash equivalents, and marketable debt securities	21.7	21.7
Available under credit facilities(a)	13.9	13.8
Total Automotive available liquidity	$35.7	$35.5
__________
(a)We had letters of credit outstanding under our sub-facility of $0.5 billion at December 31, 2025 and 2024.

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Year Ended December 31, 2025
Operating cash flow	$18.7
Capital expenditures	(9.2)
ASR program, shares repurchased, and dividends paid	(6.6)
Issuance of senior unsecured notes	2.0
Payment of senior unsecured notes	(1.8)
Loan to Ultium Cells LLC, net	(1.4)
Cruise robotaxi operations wind down	(1.1)
Investment in nonconsolidated affiliates	(0.8)
Increase in available credit facilities	0.1
Other non-operating	0.2
Total change in automotive available liquidity	$0.1

Automotive Cash Flow (Dollars in billions)

	Years Ended December 31,			2025 vs. 2024 Change
	2025	2024	2023
Operating Activities
Net income	$1.1	$6.6	$10.1	$(5.6)
Depreciation, amortization, and impairment charges	9.6	6.5	6.8	3.0
Pension and OPEB activities	(0.5)	(1.4)	(1.0)	0.9
Working capital	(1.2)	1.5	(0.4)	(2.7)
Accrued and other liabilities and income taxes	5.2	6.3	4.1	(1.1)
Other(a)	4.6	4.4	1.2	0.2
Net automotive cash provided by (used in) operating activities(b)	$18.7	$23.9	$20.8	$(5.2)
__________
(a)Includes $1.8 billion in dividends received from our nonconsolidated affiliates in the year ended December 31, 2025; $1.5 billion in dividends received from GM Financial in the year ended December 31, 2025 and $1.8 billion in dividends received from GM Financial in the years ended December 31, 2024, and 2023; $0.6 billion and $4.1 billion for the Automotive China JVs impairment and restructuring-related equity losses in the years ended December 31, 2025 and 2024; and changes in other assets and liabilities.
(b)Includes $(1.2) billion, $8.2 billion, and $4.8 billion in the years ended December 31, 2025, 2024, and 2023, which are eliminated within the consolidated statements of cash flows. Amounts eliminated primarily relate to purchases of, and collections on, wholesale finance receivables provided by GM Financial to our dealers and dividends issued by GM Financial to us.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Years Ended December 31,			2025 vs. 2024 Change
	2025	2024	2023
Investing Activities
Capital expenditures	$(9.2)	$(10.7)	$(10.7)	$1.5
Acquisitions and liquidations of marketable securities, net	0.7	0.3	3.5	0.4
Other(a)	(3.2)	(2.4)	(1.5)	(0.8)
Net automotive cash provided by (used in) investing activities(b)	$(11.8)	$(12.8)	$(8.7)	$1.1
__________
(a)Includes $(1.8) billion term loan to and $0.4 billion loan repayments from Ultium Cells LLC, $(1.1) billion funding to wind down Cruise robotaxi operations, and $(0.8) billion investment in nonconsolidated affiliates in the year ended December 31, 2025; $(1.3) billion and $(0.5) billion investment in Cruise in the years ended December 31, 2024 and 2023, which is inclusive of a $(0.9) billion convertible note issued by Cruise to us in the year ended December 31, 2024; $(0.7) billion investment in Ultium Cells Holdings LLC in the years ended December 31, 2024, and 2023; $(0.3) billion investment in Lithium Americas in the years ended December 31, 2024 and 2023; and $(0.1) billion for the purchase of Cruise common and preferred shares from noncontrolling shareholders in the year ended December 31, 2024.
(b)The investments in Cruise are eliminated within the consolidated statements of cash flows. The redemption of Cruise common and preferred shares from noncontrolling shareholders in 2025 and 2024 are reclassified to financing activities within the consolidated statements of cash flows.

	Years Ended December 31,			2025 vs. 2024 Change
	2025	2024	2023
Financing Activities
Net proceeds (payments) from short-term debt	$(1.8)	$(0.7)	$(1.5)	$(1.1)
Issuance of senior notes	2.0	—	—	2.0
Other(a)	(6.7)	(7.8)	(12.1)	1.1
Net automotive cash provided by (used in) financing activities	$(6.4)	$(8.5)	$(13.6)	$2.1
__________
(a)Includes $(4.0) billion, $(7.1) billion, and $(1.1) billion for payments to purchase common stock in the years ended December 31, 2025, 2024, and 2023; $(2.0) billion and $(10.0) billion in payments related to the ASR programs in the years ended December 31, 2025 and 2023; and $(0.5) billion for dividends paid in the years ended December 31, 2025, 2024, and 2023.

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. For the year ended December 31, 2025, net automotive cash provided by operating activities was $18.7 billion, capital expenditures were $9.2 billion, and adjustments for management actions were $1.1 billion. For the year ended December 31, 2024, net automotive cash provided by operating activities was $23.9 billion, capital expenditures were $10.7 billion, and adjustments for management actions were $0.8 billion. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited (DBRS), Fitch Ratings (Fitch), Moody's Investor Service (Moody's), and S&P. All four credit rating agencies currently rate our corporate credit at investment grade. The following table summarizes our credit ratings at January 20, 2026:

	Corporate	Senior Unsecured	Outlook
DBRS	BBB (high)	N/A	Stable
Fitch	BBB	BBB	Positive
Moody's	Investment Grade	Baa2	Stable
S&P	BBB	BBB	Stable

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Automotive Financing – GM Financial Liquidity GM Financial's primary sources of cash are finance charge income, leasing income and proceeds from the sale of terminated leased vehicles, net proceeds from credit facilities, securitizations, secured and unsecured borrowings, and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases and funding of finance receivables and leased vehicles, repayment or repurchases of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations and secured credit facilities, interest costs, operating expenses, income taxes, and dividend payments. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt between secured and unsecured debt.

The following table summarizes GM Financial's available liquidity (dollars in billions):

	December 31, 2025	December 31, 2024
Cash, cash equivalents, and marketable securities	$5.9	$5.1
Available capacity under secured credit facilities	25.9	21.5
Available under committed unsecured credit facilities	1.0	0.7
Available under revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$34.8	$29.3
GM Financial's available liquidity varies quarterly based on factors including near-term debt issuances and maturities, as well as changes in its earning assets. GM Financial's available liquidity increased, primarily due to increased available capacity under secured credit facilities and an increase in cash and cash equivalents. Available capacity under secured credit facilities increased due to paydowns resulting from the issuance of securitization transactions and unsecured debt. GM Financial generally targets liquidity levels to support at least six months of GM Financial's expected net cash flows, including new originations, without access to new debt financing transactions or other capital markets activity. At December 31, 2025, available liquidity exceeded GM Financial's liquidity targets.

GM Financial Cash Flow (Dollars in billions)

	Years Ended December 31,			2025 vs. 2024 Change
	2025	2024	2023
Net cash provided by (used in) operating activities	$8.0	$6.4	$6.7	$1.5
Net cash provided by (used in) investing activities(a)	$(2.5)	$(15.4)	$(10.9)	$12.9
Net cash provided by (used in) financing activities(b)	$(4.6)	$8.9	$5.7	$(13.5)

__________
(a)Includes $3.0 billion in the year ended December 31, 2025 driven primarily by purchases of, and collections on, wholesale finance receivables and collection of intercompany loans to Cruise; and $(6.4) billion and $(3.0) billion in the years ended December 31, 2024 and 2023 driven primarily by purchases of, and collections on, wholesale finance receivables, which are eliminated within the consolidated statements of cash flows.
(b)Includes $(1.5) billion in the year ended December 31, 2025 and $(1.8) billion in the years ended December 31, 2024 and 2023 for dividends to GM, which are eliminated within the consolidated statements of cash flows.

	Years Ended December 31,			2025 vs. 2024 Change
	2025	2024	2023
Operating Activities
Net income (loss)	$2.1	$1.9	$2.2	$0.2
Depreciation and amortization	5.3	5.2	5.2	0.1
Accretion and amortization of loan and leasing fees	(1.6)	(1.5)	(1.4)	(0.1)
Provision for loan losses	1.2	1.0	0.8	0.2
Other non-cash income	(0.6)	(0.4)	(1.3)	(0.2)
Changes in assets and liabilities	1.2	(0.9)	0.8	2.1
Deferred income taxes	0.4	1.1	0.2	(0.7)
Net cash provided by (used in) operating activities	$8.0	$6.4	$6.7	$1.5

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At December 31, 2025, secured and unsecured credit facilities totaled $27.8 billion and $3.8 billion with advances outstanding of $1.9 billion and $2.9 billion.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at December 31, 2025 and 2024. Refer to the "Automotive Liquidity" section of this MD&A for additional details.

Critical Accounting Estimates The consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Refer to Note 2 to our consolidated financial statements for our significant accounting policies related to our critical accounting estimates.

Product Warranty and Recall Campaigns The estimates related to product warranties are established using historical information on the nature, frequency, and average cost of claims of each vehicle line or each model year of the vehicle line and assumptions about future activity and events. When little or no claims experience exists for a model year or a vehicle line, the estimate is based on comparable models.

We accrue the costs related to product warranty at the time of vehicle sale and we accrue the estimated cost of recall campaigns when they are probable and estimable.

The estimates related to recall campaigns accrued at the time of vehicle sale are established by applying a paid loss approach that considers the number of historical recall campaigns and the estimated cost for each recall campaign. These estimates consider the nature, frequency, and magnitude of historical recall campaigns, and use key assumptions including the number of historical periods and the weighting of historical data in the reserve studies. Costs associated with recall campaigns not accrued at the time of vehicle sale are estimated based on the estimated cost of repairs and the estimated vehicles to be repaired. Depending on part availability and time to complete repairs we may, from time to time, offer courtesy transportation at no cost to our customers. These estimates are re-evaluated on an ongoing basis and based on the best available information. Revisions are made when necessary based on changes in these factors.

The estimated amount accrued for recall campaigns at the time of vehicle sale is most sensitive to the estimated number of recall events, the number of vehicles per recall event, the assumed number of vehicles that will be brought in by customers for repair (take rate), and the cost per vehicle for each recall event. The estimated cost of a recall campaign that is accrued on an individual basis is most sensitive to our estimated assumed take rate that is primarily developed based on our historical take rate experience. A 10% increase in the estimated take rate for all recall campaigns would increase the estimated cost by approximately $0.5 billion.

Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. Due to the uncertainty and potential volatility of the factors contributing to developing estimates, changes in our assumptions could materially affect our results of operations.

Sales Incentives The estimated effect of sales incentives offered to dealers and end customers is recorded as a reduction of Automotive net sales and revenue at the time of sale. There may be numerous types of incentives available at any particular time. Incentive programs are generally specific to brand, model, or sales region and are for specified time periods, which may be extended. Significant factors used in estimating the cost of incentives include type of program, forecasted sales volume, product mix, and the rate of customer acceptance of incentive programs, all of which are estimated based on historical experience and assumptions concerning future customer behavior and market conditions. A change in any of these factors affecting the estimate could have a significant effect on recorded sales incentives. A 10% increase in the cost of incentives would increase the sales incentive liability by approximately $0.3 billion. Subsequent adjustments to incentive estimates are possible as facts and circumstances change over time, which could affect the revenue previously recognized in Automotive net sales and revenue.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
GM Financial Allowance for Loan Losses The GM Financial retail finance receivables portfolio consists of smaller-balance, homogeneous loans that are carried at amortized cost basis, net of allowance for loan losses. The allowance for loan losses on retail finance receivables reflects net credit losses expected to be incurred over the remaining life of the retail finance receivables, which have a weighted-average remaining life of approximately two years. GM Financial forecasts net credit losses based on relevant information about past events, current conditions, and forecast economic performance. GM Financial believes that the allowance is adequate to cover expected credit losses on the retail finance receivables; however, because the allowance for loan losses is based on estimates, there can be no assurance that ultimate charge-off amounts will not exceed such estimates or that our credit loss assumptions will not increase.

The severity of net credit losses is determined by the amounts GM Financial is able to recover when selling collateral underlying loans that have been charged off. The recovery rate is the percentage of the unpaid principal balance that GM Financial collects, primarily through auction proceeds. GM Financial incorporates its outlook on recovery rates in its retail allowance estimate. Each 5% relative decrease/increase in the forecast recovery rates would increase/decrease the allowance for loan losses by $0.1 billion.

GM Financial also incorporates its outlook on overall economic performance, based on weightings applied to several scenarios, in its retail allowance estimate. If the forecast economic conditions were based entirely on the weakest scenario considered, the allowance for loan losses would increase by $0.2 billion. Actual economic data and recovery rates that are lower than those forecasted by GM Financial could result in an increase to the allowance for loan losses.

The GM Financial commercial finance receivables portfolio consists of financing products for dealers and other businesses. GM Financial provides commercial lending products to its dealer customers that include floorplan financing, also known as wholesale or inventory financing, which is lending to finance vehicle inventory. GM Financial also provides dealer loans, which are loans to finance improvements to dealership facilities, to provide working capital, or to purchase and/or finance dealership real estate. Additionally, GM Financial provides lending products to commercial vehicle upfitters and advances to certain of our subsidiaries. The allowance for loan losses on commercial finance receivables is based on historical loss experience for the consolidated portfolio, in addition to forecasted industry conditions. There can be no assurance that ultimate charge-off amounts will not exceed such estimates or that GM Financial's credit loss assumptions will not increase.

Valuation of GM Financial Equipment on Operating Lease Assets and Residuals GM Financial has investments in leased vehicles recorded as operating leases. Each leased asset in the portfolio represents a vehicle that GM Financial owns and has leased to a customer. At the inception of a lease, an estimate is made of the expected residual value for the vehicle at the end of the lease term, which typically ranges from one to five years. GM Financial estimates the expected residual value based on third-party data that considers various data points and assumptions, including, but not limited to, recent auction values, the expected future volume of returning leased vehicles, significant liquidation of rental or fleet inventory, used vehicle prices, manufacturer incentive programs, and fuel prices.

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

At December 31, 2025, the estimated residual value of GM Financial's leased vehicles was $25.0 billion. Depreciation reduces the carrying value of each leased asset in GM Financial's operating lease portfolio over time from its original acquisition value to its expected residual value at the end of the lease term. If used vehicle prices weaken compared to estimates, GM Financial would increase depreciation expense and/or record an impairment charge on the lease portfolio. If an impairment exists, GM Financial would determine any shortfall in recoverability of the leased vehicle asset groups by year, make, and model. Recoverability is calculated as the excess of: (1) the sum of remaining lease payments plus estimated residual value; over (2) leased vehicles, net less deferred revenue. Alternatively, if used vehicle prices outperform GM Financial's latest estimates, it may record gains on sales of off-lease vehicles and/or decreased depreciation expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The following table illustrates the effect of a 1% relative change in the estimated residual values at December 31, 2025, which could increase or decrease depreciation expense over the remaining term of the leased vehicle portfolio, holding all other assumptions constant (dollars in millions):

Impact to Depreciation Expense
2026	$174
2027	60
2028	15
2029 and thereafter	1
Total	$250

Changes to residual values are rarely simultaneous across all maturities and segments, and also may impact return rates. If a decrease in residual values is concentrated among specific asset groups, the decrease could result in an immediate impairment charge. GM Financial reviewed the leased vehicle portfolio for indicators of impairment and determined that no material impairment indicators were present at December 31, 2025 or 2024.

Pension and OPEB Plans Our defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected long-term rate of return on plan assets, a discount rate, mortality rates of participants, and expectation of mortality improvement.

The expected long-term rate of return on U.S. plan assets that is utilized in determining pension expense is derived from periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks using standard deviations, and correlations of returns among the asset classes that comprise the plans' asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. In December 2025, an investment policy study was completed for the U.S. pension plans. As a result, the weighted-average long-term rate of Return on Assets (ROA) decreased to 6.0% at December 31, 2025 from 6.5% at December 31, 2024. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

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

Significant differences in actual experience or significant changes in assumptions may materially affect the pension obligations. The effects of actual results differing from assumptions and the changing of assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to pension expense over future periods. The unamortized pre-tax actuarial loss on our pension plans was $5.7 billion and $6.2 billion at December 31, 2025 and 2024. The year-over-year change is primarily due to higher than expected asset returns partially offset by a decrease in discount rates.

The funded status of the U.S. pension plans improved in the year ended December 31, 2025 to $0.7 billion underfunded status from $1.8 billion underfunded status primarily due to: (1) favorable effect of actual return on plan assets of $4.4 billion; partially offset by (2) service and interest costs of $2.1 billion and (3) decrease in discount rates of $1.2 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The following table illustrates the sensitivity to a change in certain assumptions for the pension plans, holding all other assumptions constant:

	U.S. Plans(a)		Non-U.S. Plans(a)
	Effect on 2026 Pension Expense	Effect on December 31, 2025 PBO	Effect on 2026 Pension Expense	Effect on December 31, 2025 PBO
25 basis point decrease in discount rate	-$53	+$737	+$2	+$251
25 basis point increase in discount rate	+$51	-$712	-$2	-$241
25 basis point decrease in expected rate of ROA	+$94	N/A	+$23	N/A
25 basis point increase in expected rate of ROA	-$94	N/A	-$23	N/A
__________
(a)The sensitivity does not include the effects of the individual annual yield curve rates applied for the calculation of the service and interest cost.

Refer to Note 15 to our consolidated financial statements for additional information on pension contributions, investment strategies, assumptions, the change in benefit obligations and related plan assets, pension funding requirements, and future net benefit payments. Refer to Note 2 to our consolidated financial statements for a discussion of the inputs used to determine fair value for each significant asset class or category.

Valuation of Deferred Tax Assets The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for the valuation of deferred tax assets represents our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions, governmental legislative actions, or events, could have a material effect on our ability to utilize deferred tax assets.

At December 31, 2025, valuation allowances against deferred tax assets were $6.8 billion. Refer to Note 17 to our consolidated financial statements for additional information on the composition of these valuation allowances.

Non-GAAP Measures We use both GAAP and non-GAAP financial measures for operational and financial decision making, and to assess Company and segment business performance. Our non-GAAP measures include: EBIT-adjusted, presented net of noncontrolling interests; EBT-adjusted for our GM Financial segment; EPS-diluted-adjusted; ETR-adjusted; ROIC-adjusted, and adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

These non-GAAP measures allow management and investors to view operating trends, perform analytical comparisons, and benchmark performance between periods and among geographic regions to understand operating performance without regard to items we do not consider a component of our core operating performance. Furthermore, these non-GAAP measures allow investors the opportunity to measure and monitor our performance against our externally communicated targets and evaluate the investment decisions being made by management to improve ROIC-adjusted. Management uses these measures in its financial, investment, and operational decision-making processes, for internal reporting, and as part of its forecasting and budgeting processes. Further, our Board of Directors uses certain of these and other measures as key metrics to determine management performance under our performance-based compensation plans. For these reasons, we believe these non-GAAP measures are useful for our investors.

EBIT-adjusted (Most comparable GAAP measure: Net income attributable to stockholders) EBIT-adjusted is presented net of noncontrolling interests and is used by management and can be used by investors to review our consolidated operating results because it excludes automotive interest income, automotive interest expense, and income taxes as well as certain additional adjustments that are not considered part of our core operations. Examples of adjustments to EBIT include, but are not limited to, impairment charges on long-lived assets and other exit costs resulting from strategic shifts in our operations or discrete market and business conditions, and certain costs arising from legal matters. For EBIT-adjusted and our other non-GAAP measures, once we have made an adjustment in the current period for an item, we will also adjust the related non-GAAP

GENERAL MOTORS COMPANY AND SUBSIDIARIES
measure in any future periods in which there is an impact from the item. Our corresponding measure for our GM Financial segment is EBT-adjusted because interest income and interest expense are an integral part of its financial performance.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The following table reconciles Net income (loss) attributable to stockholders to EBIT-adjusted:

	Years Ended December 31,
	2025	2024	2023
Net income attributable to stockholders	$2,697	$6,008	$10,127
Income tax expense	338	2,556	563
Automotive interest expense	727	846	911
Automotive interest income	(854)	(967)	(1,109)
Adjustments
EV strategic realignment(a)	7,914	—	—
China restructuring actions(b)	842	4,010	—
Legal matters(c)	657	—	—
Cruise restructuring(d)	223	1,103	478
Separation costs(e)	87	200	1,035
GMI exit costs(f)	61	150	(111)
Headquarters relocation(g)	55	64	—
Buick dealer strategy(h)	—	964	569
GM Korea wage litigation(i)	—	—	(106)
Total adjustments	9,839	6,491	1,865
EBIT-adjusted	$12,747	$14,934	$12,357
__________
(a)These adjustments were excluded because they relate to our strategic realignment of our EV capacity and manufacturing footprint. These adjustments include $0.3 billion that was recorded in the three months ended June 30, 2025 associated with Ultium's strategic realignment.
(b)These adjustments were excluded because they relate to restructuring activities associated with our operations in China, including an other-than-temporary impairment and restructuring charges recorded in equity earnings associated with our Automotive China JVs.
(c)These adjustments were excluded because they relate to investigations and litigation associated with our former OnStar Smart Driver product and an indemnification charge for a European-wide Takata Corporation (Takata) related recall.
(d)These adjustments were excluded because they relate to restructuring charges resulting from the plan to combine the Cruise and GM technical efforts to advance autonomous and assisted driving, the indefinite delay of the Cruise Origin, and the voluntary pausing in 2023 of Cruise's driverless, supervised, and manual AV operations in the U.S. The adjustments primarily consist of non-cash restructuring charges, supplier-related charges, and employee separation costs.
(e)These adjustments were excluded because they relate to employee separation charges including the acceleration of attrition as part of the cost reduction program announced in January 2023, primarily in the U.S.
(f)These adjustments were excluded because they primarily relate to the wind down of our manufacturing operations in Colombia and Ecuador and an asset sale resulting from our strategic decision in 2020 to exit India.
(g)These adjustments were excluded because they relate to the GM headquarters relocation, primarily consisting of accelerated depreciation and other relocation expenditures.
(h)These adjustments were excluded because they relate to strategic activities to transition certain Buick dealers out of our dealer network as part of Buick’s EV strategy.
(i)These adjustments were excluded because they relate to the partial resolution of subcontractor matters in Korea.
.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The following table reconciles diluted earnings per common share to EPS-diluted-adjusted:

	Years Ended December 31,
	2025		2024		2023
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$3,180	$3.27	$7,189	$6.37	$10,022	$7.32
Adjustments(a)	9,839	10.12	6,491	5.75	1,865	1.36
Tax effect on adjustments(b)	(2,115)	(2.17)	(477)	(0.42)	(504)	(0.37)
Tax adjustments(c)	—	—	—	—	(870)	(0.64)
Return to (return from) preferred shareholders(d)	(593)	(0.61)	(1,239)	(1.10)	—	—
EPS-diluted-adjusted	$10,311	$10.60	$11,963	$10.60	$10,513	$7.68
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
(d)This adjustment consists of a return from the preferred shareholders related to the redemption of Cruise preferred shares from noncontrolling interest holders in the years ended December 31, 2025 and 2024.

The following table reconciles our effective tax rate to ETR-adjusted:

	Years Ended December 31,
	2025			2024			2023
	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate	Income before income taxes	Income tax expense	Effective tax rate
Effective tax rate	$3,117	$338	10.8%	$8,519	$2,556	30.0%	$10,403	$563	5.4%
Adjustments(a)	9,839	2,115		6,564	477		1,916	504
Tax adjustments(b)		—			—			870
ETR-adjusted	$12,956	$2,453	18.9%	$15,083	$3,033	20.1%	$12,319	$1,937	15.7%
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
(b)Refer to the reconciliation of diluted earnings per common share to EPS-diluted-adjusted within this section of MD&A for adjustment details.

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Years Ended December 31,
	2025	2024	2023
Net income attributable to stockholders	$2.7	$6.0	$10.1
Average equity(a)	$64.6	$68.9	$72.0
ROE	4.2%	8.7%	14.1%
__________
(a)    Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Years Ended December 31,
	2025	2024	2023
EBIT-adjusted(a)	$12.7	$14.9	$12.4
Average equity(b)	$64.6	$68.9	$72.0
Add: Average automotive debt and interest liabilities (excluding finance leases)	16.2	16.1	16.2
Add: Average automotive net pension and OPEB liability	8.5	9.4	8.1
Less: Average automotive net income tax asset	(23.2)	(22.7)	(21.1)
ROIC-adjusted average net assets	$66.0	$71.8	$75.2
ROIC-adjusted	19.3%	20.8%	16.4%
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this section of MD&A.
(b)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may include "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and are often identified by words like “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions. In making these statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions, and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new products, services, technologies, and customer experiences in response to increased competition and changing consumer needs and preferences; (2) our ability to attract and retain talented and highly skilled employees; (3) our ability to timely fund and introduce new and improved vehicle models that are able to attract a sufficient number of consumers; (4) our ability to profitably deliver a strategic portfolio of EVs; (5) adoption of EVs by consumers; (6) the success of our current line of ICE vehicles, particularly our full-size ICE SUVs and full-size ICE pickup trucks; (7) our highly competitive industry, which has been historically characterized by excess manufacturing capacity and the use of incentives, and the introduction of new and improved vehicle models by our competitors; (8) the unique technological, operational, regulatory, and competitive risks related to our refocused AV strategy on personal vehicles; (9) risks associated with climate change, including evolving regulation of GHG emissions, changing consumer preferences and demand, and the potential increased impacts of severe weather events; (10) global automobile market sales volume, which can be volatile; (11) inflationary pressures and persistently high prices and uncertain availability of commodities, raw materials, and other inputs used by us and our suppliers, and instability in logistics and related costs; (12) our business in China, which is subject to unique operational, competitive, regulatory, and economic risks; (13) the success of our ongoing strategic business relationships, particularly with respect to facilitating access to raw materials necessary for the production of EVs, and of our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (14) the international scale and footprint of our operations, which expose us to a variety of unique political, economic, competitive, and regulatory risks, including the risk of changes in government leadership and laws (including labor, trade, tax, and other laws), political uncertainty or instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, introduction of new tariffs or changes to announced tariffs directly and indirectly applicable to our industry, changes in foreign exchange rates and interest rates, economic downturns in the countries in which we operate, differing local product preferences and product requirements, changes to and compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements, and union relationships, differing dealer and franchise regulations and relationships, difficulties in obtaining financing in foreign countries, and public health crises, including the occurrence of a contagious disease or illness; (15) any significant disruption, including any work stoppages, at any of our manufacturing facilities; (16) the ability of our suppliers to deliver parts, systems, components, and raw materials without disruption and at such times to allow us to meet production schedules; (17) pandemics, epidemics, disease outbreaks, and other public health crises; (18) the possibility that competitors may independently develop products and services similar to ours, or that our intellectual property rights are not sufficient to prevent

GENERAL MOTORS COMPANY AND SUBSIDIARIES
competitors from developing or selling those products or services; (19) our ability to manage risks related to security breaches, cyberattacks, and other disruptions to our information technology systems and networked products, including connected vehicles; (20) our ability to manage security breaches and other disruptions to our in-vehicle systems; (21) our ability to comply with increasingly complex, restrictive, and punitive regulations relating to our enterprise data practices, including the collection, use, sharing, and security of the personal information of our customers, employees, or suppliers; (22) our ability to comply with extensive laws, regulations, and policies applicable to our industry, operations, and products, including those in the Act and/or relating to fuel economy, emissions, and AVs; (23) costs and risks associated with litigation, governmental investigations, and other proceedings; (24) the costs and effect on our reputation of product safety recalls and alleged defects in products and services; (25) any additional tax expense or exposure or failure to fully realize available tax incentives; (26) our continued ability to develop captive financing capability through GM Financial; and (27) any significant increase in our pension funding requirements. For a further discussion of these and other risks and uncertainties, refer to Part 1, Item 1A. Risk Factors.

We caution readers not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events, or other factors, except where we are expressly required to do so by law.

*  *  *  *  *  *  *

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The overall financial risk management program is under the responsibility of the Chief Financial Officer with support from the Financial Risk Council, which reviews and, where appropriate, approves strategies to be pursued to mitigate these risks. The Financial Risk Council comprises members of our management and functions under the oversight of the Audit Committee and Finance Committee of the Board of Directors. The Audit Committee and Finance Committee assist and guide the Board of Directors in its oversight of our financial and risk management strategies. A risk management control framework is utilized to monitor the strategies, risks, and related hedge positions in accordance with the policies and procedures approved by the Financial Risk Council. Our financial risk management policy is designed to protect against risk arising from large adverse market movements on our key exposures.

Automotive The following analyses provide quantitative information regarding exposure to foreign currency exchange rate risk, interest rate risk, and commodity risk. Sensitivity analysis is used to measure the potential loss in the fair value of financial instruments with exposure to market risk. The models used assume instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity prices. For options and other instruments with nonlinear returns, models appropriate to these types of instruments are utilized to determine the effect of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that interest rates change in a parallel fashion and that spot exchange rates and commodity prices change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled and do not contemplate the effects of correlations between foreign currency exposures and offsetting long-short positions in currency or other exposures, such as interest rates and commodity prices, which may significantly reduce the potential loss in value.

Foreign Currency Exchange Rate Risk We have foreign currency exposures related to buying, selling, and financing in currencies other than the functional currencies of our operations. At December 31, 2025, our most significant foreign currency exposures were between the U.S. dollar and the Canadian dollar, Chinese yuan, and Korean won. Derivative instruments such as foreign currency forwards, swaps, and options are primarily used to hedge exposures with respect to forecasted revenues, costs, and commitments denominated in foreign currencies. Such contracts had remaining maturities of up to 12 months at December 31, 2025.

The net fair value liability of financial instruments with exposure to foreign currency risk was $0.3 billion and $0.2 billion at December 31, 2025 and 2024. These amounts are calculated utilizing a population of foreign currency exchange derivatives and foreign currency denominated debt and exclude the offsetting effect of foreign currency cash, cash equivalents, and other assets. The potential loss in fair value for such financial instruments from a 10% adverse change in all quoted foreign currency exchange rates would have been $0.8 billion and $0.3 billion at December 31, 2025 and 2024.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial condition.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
The following table summarizes the amounts of automotive foreign currency translation, transaction, and remeasurement (gains) losses:

	Years Ended December 31,
	2025	2024
Translation (gains) losses recorded in Accumulated other comprehensive loss	$(76)	$765
Transaction and remeasurement (gains) losses recorded in earnings	$353	$(314)

Interest Rate Risk We are subject to market risk from exposure to changes in interest rates related to certain financial instruments, primarily debt, finance lease obligations, and certain marketable debt securities. At December 31, 2025, interest rate swap positions were used to manage interest rate exposures in our automotive operations and were insignificant. The fair value of debt and finance leases was $16.2 billion and $15.2 billion at December 31, 2025 and 2024. The potential increase in fair value resulting from a 10% decrease in quoted interest rates would have been $0.6 billion and $0.7 billion at December 31, 2025 and 2024.

We had marketable debt securities of $6.7 billion and $7.3 billion classified as available-for-sale at December 31, 2025 and 2024. The potential decrease in fair value from a 50 basis point increase in interest rates would have been insignificant at December 31, 2025 and 2024.

Commodity Risk We have commodity price risk which could have an impact on our financial results as a result of fluctuations in the prices of commodities used in vehicle production. At December 31, 2025 we used derivative instruments such as commodity forwards, swaps, and options to hedge a portion of our exposures with respect to forecasted commodity purchases of steel, copper, aluminum, palladium, lithium, and nickel.

The net fair value of financial instruments with exposure to commodity price movements was an asset of $0.4 billion and an insignificant liability at December 31, 2025 and 2024. The potential change in fair value for such financial instruments from a 10% adverse change in the underlying commodity prices would have been $0.2 billion at December 31, 2025 and 2024.

Automotive Financing - GM Financial

Interest Rate Risk Fluctuations in market interest rates can affect GM Financial's gross interest rate spread, which is the difference between interest earned on finance receivables and interest paid on debt. GM Financial is exposed to interest rate risks as financial assets and liabilities have different characteristics that may impact financial performance. These differences may include tenor, yield, repricing timing, and prepayment expectations. Typically, retail finance receivables and leases purchased by GM Financial earn fixed interest and commercial finance receivables originated by GM Financial earn variable interest. GM Financial funds its business with variable or fixed rate debt. The variable rate debt is subject to adjustments to reflect prevailing market interest rates. To help mitigate interest rate risk or mismatched funding, GM Financial may employ hedging.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
At December 31, 2025 and 2024, GM Financial was asset-sensitive, meaning that more assets than liabilities were expected to reprice within the next 12 months. During a period of rising interest rates, the interest earned on assets would increase more than the interest paid on liabilities, which would initially increase net interest income. During a period of falling interest rates, net interest income would be expected to initially decrease.

The following table presents GM Financial's net interest income sensitivity to interest rate movement:

	Years Ended December 31,
	2025	2024
One hundred basis points instantaneous increase in interest rates	$4.0	$5.6
One hundred basis points instantaneous decrease in interest rates(a)	$(4.0)	$(5.6)
__________
(a)    Net interest income sensitivity given a one hundred basis point decrease in interest rates requires an assumption of negative interest rates in markets where existing interest rates are below one percent.

Additional Model Assumptions The sensitivity analysis presented is GM Financial's best estimate of the effect of the hypothetical interest rate scenarios; however, actual results could differ. The estimates are also based on assumptions including the amortization and prepayment of the finance receivable portfolio, originations of finance receivables and leases, refinancing of maturing debt, replacement of maturing derivatives, and exercise of options embedded in debt and derivatives. The prepayment projections are based on historical experience. If interest rates or other factors change, actual prepayment experience could be different than projected.

Counterparty Risk Counterparty risk relates to the financial loss GM Financial could incur if an obligor or counterparty to a transaction is unable to meet its financial obligations. Typical sources of exposure include balances maintained in bank accounts, investments, and derivative instruments. Investments are typically securities representing high quality monetary instruments that are easily accessible, and derivative instruments are used for managing interest rate and foreign currency exchange rate risk. GM Financial, together with us, establishes exposure limits for each counterparty to minimize risk and provide counterparty diversification.

GM Financial enters into arrangements with individual counterparties that they believe are creditworthy and generally settles on a net basis. In addition, GM Financial's Global Asset Liability Committee performs a quarterly assessment of their counterparty credit risk, including a review of credit ratings, credit default swap rates, and potential nonperformance of the counterparty.

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

GM Financial primarily finances its receivables and leased assets with debt in the same currency. When a different currency is used, GM Financial may use foreign currency swaps to convert substantially all of its foreign currency debt obligations to the local currency of the receivables and leased assets to minimize any impact to earnings. As a result, GM Financial believes its market risk exposure relating to changes in currency exchange rates at December 31, 2025 was insignificant.

GM Financial had foreign currency swaps with notional amounts of $9.2 billion and $8.4 billion at December 31, 2025 and 2024. The net fair value of these derivative financial instruments was an asset of $0.5 billion and a liability of $0.4 billion at December 31, 2025 and 2024.

The following table summarizes GM Financial's foreign currency translation, transaction and remeasurement (gains) losses:

	Years Ended December 31,
	2025	2024
Translation (gains) losses recorded in Accumulated other comprehensive loss	$(274)	$403
Transaction and remeasurement (gains) losses recorded in earnings	$10	$(7)

*  *  *  *  *  *  *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of General Motors Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of General Motors Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated income statements and consolidated statements of comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 27, 2026 expressed an unqualified opinion thereon.

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

Product warranty and recall campaigns
Description of the matter	As discussed in Note 12 to the financial statements, the liabilities for product warranty and recall campaigns amount to $13.6 billion at December 31, 2025. The Company accrues for costs related to product warranty at the time of vehicle sale and accrues the estimated cost of recall campaigns when they are probable and estimable.
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

How we addressed the matter in our audit	We evaluated the design and tested the operating effectiveness of internal controls over the Company’s product warranty and recall campaign processes. We tested internal controls over management’s review of the valuation models and significant assumptions for product warranty and recall campaigns, including the warranty claims forecasted based on the frequency and average cost per warranty claim for product warranty, and the cost estimates related to recall campaigns. Our audit also included the evaluation of controls that address the completeness and accuracy of the data utilized in the valuation models.
Our audit procedures related to product warranty and recall campaigns also included, among others, evaluating the Company’s estimation methodology, the related significant assumptions and underlying data, and performing tests of actual claims and claims analytical procedures to corroborate trends in cost per vehicle. Furthermore, we performed sensitivity analyses to evaluate the significant judgments made by management, including cost estimates to evaluate the impact on reserves from changes in assumptions. We performed analysis over the vehicle lines and model years that had little or no claims experience to ensure the vehicle and model substitutions are comparable. We also involved actuarial specialists to evaluate the methodologies and assumptions, and to test the actuarial calculations used by the Company.
Retail sales incentives
Description of the matter	As discussed in Note 2 to the financial statements, Automotive net sales and revenue represents the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or providing services, which is net of estimated dealer and customer sales incentives the Company reasonably expects to pay. Provisions for dealer and customer sales incentives are recorded as a reduction to Automotive net sales and revenue at the time of vehicle sale and are included as a component of accrued dealer and customer allowances, claims, and discounts (Note 12).
Auditing the estimate of certain sales incentives, specifically sales incentives for retail sales to end customers (retail sales incentives), involved a high degree of judgment. Significant factors used by the Company in estimating its liability for retail sales incentives include type of program, forecasted sales volume, product mix, and the rate of customer acceptance of incentive programs, all of which are estimated based on historical experience and assumptions concerning future customer behavior and market conditions. The Company’s estimation model reflects the best estimate of the total incentive amount that the Company reasonably expects to pay at the time of sale. The estimated cost of incentives is forward-looking, and could be materially affected by future economic and market conditions.
How we addressed the matter in our audit	We evaluated the design and tested the operating effectiveness of internal controls over the Company’s retail sales incentive process, including management’s review of the estimation model, the significant assumptions (e.g., incentive cost per unit and market conditions), and the data inputs used in the model.
Our audit procedures included, among others, the performance of analytical procedures to develop an independent range of the liability for retail sales incentives as of the balance sheet date. Our independent range was developed for comparison to the Company’s recorded liability, and is based on historical claims, forecasted spend, and the specific vehicle mix of current dealer stock. In addition, we performed sensitivity analyses over the cost per unit assumption developed by management to evaluate the impact on the liability resulting from a change in the assumption. Lastly, we assessed management’s forecasting process by performing quarterly hindsight analyses to assess the adequacy of prior forecasts.
Valuation of GM Financial equipment on operating leases
Description of the matter	GM Financial has recorded investments in vehicles leased to retail customers under operating leases. As discussed in Note 2 to the financial statements, at the beginning of the lease, management establishes an expected residual value for each vehicle at the end of the lease term. During the term of a lease, management periodically evaluates the estimated residual value and may adjust the value downward or upward. The Company’s estimated residual value of leased vehicles at the end of lease term was $25.0 billion as of December 31, 2025.

Auditing management’s estimate of the residual value of leased vehicles involved a high degree of judgment. Management’s estimate is based, in part, on third-party data which considers inputs including recent auction values and assumptions regarding the expected future volume of leased vehicles that will be returned to the Company, used vehicle prices, manufacturer incentive programs and fuel prices. Realization of the residual values is dependent on the future ability to market the vehicles under future prevailing market conditions.
How we addressed the matter in our audit	We evaluated the design and tested the operating effectiveness of the Company’s controls over the lease residual estimation process, including controls over management’s review of residual value estimates obtained from the Company’s third-party provider and other significant assumptions.
Our procedures also included, among others, independently recalculating depreciation related to equipment on operating leases and performing sensitivity analyses related to significant assumptions. We also performed hindsight analyses to assess the propriety of management’s estimate of residual values, as well as tested the completeness and accuracy of data from underlying systems, data warehouses and third parties that are used in the estimation models.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017.

Detroit, Michigan
January 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of General Motors Company

Opinion on Internal Control Over Financial Reporting

We have audited General Motors Company and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, General Motors Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated income statements and consolidated statements of comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2025, and the related notes and our report dated January 27, 2026 expressed an unqualified opinion thereon.

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
January 27, 2026

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Net sales and revenue
Automotive	$167,971	$171,606	$157,658
GM Financial	17,048	15,836	14,184
Total net sales and revenue (Note 3)	185,019	187,442	171,842
Costs and expenses
Automotive and other cost of sales	159,128	151,065	141,330
GM Financial interest, operating, and other expenses	14,295	12,972	11,374
Automotive and other selling, general, and administrative expense	8,687	10,621	9,840
Total costs and expenses	182,110	174,658	162,544
Operating income (loss)	2,909	12,784	9,298
Automotive interest expense	727	846	911
Interest income and other non-operating income, net (Note 19)	1,535	1,257	1,537
Equity income (loss) (Note 8)	(600)	(4,675)	480
Income (loss) before income taxes	3,117	8,519	10,403
Income tax expense (benefit) (Note 17)	338	2,556	563
Net income (loss)	2,780	5,963	9,840
Net loss (income) attributable to noncontrolling interests	(83)	45	287
Net income (loss) attributable to stockholders	$2,697	$6,008	$10,127

Net income (loss) attributable to common stockholders	$3,180	$7,189	$10,022

Earnings per share (Note 21)
Basic earnings per common share	$3.33	$6.45	$7.35
Weighted-average common shares outstanding – basic	955	1,115	1,364

Diluted earnings per common share	$3.27	$6.37	$7.32
Weighted-average common shares outstanding – diluted	973	1,129	1,369

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$2,780	$5,963	$9,840
Other comprehensive income (loss), net of tax (Note 20)
Foreign currency translation adjustments and other	459	(1,218)	457
Defined benefit plans	339	(4)	(2,814)
Unrealized gain (loss) on hedges	155	85	1
Other comprehensive income (loss), net of tax	953	(1,137)	(2,355)
Comprehensive income (loss)	3,733	4,826	7,485
Comprehensive loss (income) attributable to noncontrolling interests	(126)	176	297
Comprehensive income (loss) attributable to stockholders	$3,607	$5,002	$7,781

Reference should be made to the notes to consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents (Note 4)	$20,945	$19,872
Marketable debt securities (Note 4)	6,724	7,265
Accounts and notes receivable, net of allowance of $244 and $313	13,054	12,827
GM Financial receivables, net of allowance of $1,168 and $991 (Note 5; Note 11)	45,266	46,362
Inventories (Note 6)	14,467	14,564
Other current assets (Note 4; Note 11)	8,312	7,655
Total current assets	108,767	108,545
Non-current Assets
GM Financial receivables, net of allowance of $1,557 and $1,467 (Note 5; Note 11)	44,384	46,474
Equity in net assets of nonconsolidated affiliates (Note 8)	5,681	7,102
Property, net (Note 9)	51,683	51,904
Goodwill and intangible assets, net (Note 10)	4,366	4,551
Equipment on operating leases, net (Note 7; Note 11)	33,686	31,586
Deferred income taxes (Note 17)	22,960	21,254
Other assets (Note 4; Note 11; Note 15)	9,756	8,346
Total non-current assets	172,517	171,216
Total Assets	$281,284	$279,761
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable (principally trade)	$23,919	$25,680
Short-term debt and current portion of long-term debt (Note 13)
Automotive	656	2,141
GM Financial (Note 11)	35,012	37,291
Accrued liabilities (Note 12)	33,754	31,154
Total current liabilities	93,342	96,265
Non-current Liabilities
Long-term debt (Note 13)
Automotive	15,591	13,327
GM Financial (Note 11)	79,018	76,973
Postretirement benefits other than pensions (Note 15)	4,025	3,990
Pensions (Note 15)	4,988	5,779
Other liabilities (Note 12)	21,151	17,836
Total non-current liabilities	124,775	117,906
Total Liabilities	218,116	214,171
Commitments, contingencies, and uncertainties (Note 16)
Equity (Note 20)
Common stock, $0.01 par value	9	10
Additional paid-in capital	19,928	20,843
Retained earnings	51,524	53,472
Accumulated other comprehensive loss	(10,343)	(11,253)
Total stockholders’ equity	61,119	63,072
Noncontrolling interests	2,049	2,518
Total Equity	63,168	65,590
Total Liabilities and Equity	$281,284	$279,761

Reference should be made to the notes to consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$2,780	$5,963	$9,840
Depreciation and impairment of Equipment on operating leases, net	4,942	4,844	4,904
Depreciation, amortization, and impairment charges on Property, net	9,646	7,545	6,984
Foreign currency remeasurement and transaction (gains) losses	363	(321)	349
Undistributed earnings and impairment of nonconsolidated affiliates, net	1,785	4,118	245
Pension contributions and OPEB payments	(539)	(1,518)	(1,100)
Pension and OPEB (income) expense, net	29	89	90
Provision (benefit) for deferred taxes	(1,249)	1,368	(1,041)
Change in other operating assets and liabilities (Note 24)	9,056	(1,529)	1,822
Other operating activities	54	(433)	(1,163)
Net cash provided by (used in) operating activities	26,867	20,129	20,930
Cash flows from investing activities
Expenditures for property	(9,303)	(10,830)	(10,970)
Available-for-sale marketable securities, acquisitions	(2,339)	(3,986)	(4,429)
Available-for-sale marketable securities, liquidations	3,012	4,331	9,345
Purchases of finance receivables	(36,745)	(36,348)	(35,379)
Principal collections and recoveries on finance receivables	35,109	31,784	28,346
Proceeds from sale of finance receivables (Note 5)	2,005	—	—
Purchases of leased vehicles	(15,793)	(15,279)	(13,640)
Proceeds from termination of leased vehicles	10,095	10,892	13,033
Other investing activities	(2,175)	(1,081)	(969)
Net cash provided by (used in) investing activities	(16,134)	(20,517)	(14,663)
Cash flows from financing activities
Net increase (decrease) in short-term debt	(312)	128	(156)
Proceeds from issuance of debt (original maturities greater than three months)	43,191	53,435	50,963
Payments on debt (original maturities greater than three months)	(45,591)	(43,399)	(44,675)
Payments to purchase common stock (Note 20)	(6,012)	(7,064)	(11,115)
Issuance (redemption) of subsidiary stock (Note 20)	(29)	(101)	—
Dividends paid	(657)	(653)	(597)
Other financing activities	(180)	(407)	(774)
Net cash provided by (used in) financing activities	(9,590)	1,938	(6,353)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	177	(503)	54
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,320	1,047	(31)
Cash, cash equivalents, and restricted cash at beginning of period	22,964	21,917	21,948
Cash, cash equivalents, and restricted cash at end of period	$24,284	$22,964	$21,917

Significant Non-cash Investing and Financing Activity
Non-cash property additions	$3,859	$3,864	$6,013
Non-cash Ultium loan receivable reduction	$390	$—	$—

Reference should be made to the notes to consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Stockholders’				Noncontrolling Interests	Total Equity	Noncontrolling Interest Cruise Stock Incentive Awards (Temporary Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2023	$14	$26,428	$49,251	$(7,901)	$4,135	$71,927	$357
Net income (loss)	—	—	10,127	—	(287)	9,840	—
Other comprehensive income (loss)	—	—	—	(2,346)	(9)	(2,355)	—
Purchase of common stock (Note 20)	(2)	(7,686)	(3,426)	—	—	(11,115)	—
Stock based compensation	—	259	(6)	—	—	253	24
Cash dividends paid on common stock	—	—	(477)	—	—	(477)	—
Dividends to noncontrolling interests	—	—	—	—	(120)	(120)	—
Other	—	129	(77)	—	185	237	(263)
Balance at December 31, 2023	12	19,130	55,391	(10,247)	3,903	68,189	118
Net income (loss)	—	—	6,008	—	(45)	5,963	—
Other comprehensive income (loss)	—	—	—	(1,006)	(131)	(1,137)	—
Issuance (redemption) of subsidiary stock (Note 20)	—	973	—	—	(1,074)	(101)	—
Purchase of common stock (Note 20)	(2)	245	(7,307)	—	—	(7,064)	—
Stock based compensation	—	552	(9)	—	—	543	—
Cash dividends paid on common stock	—	—	(530)	—	—	(530)	—
Dividends to noncontrolling interests	—	—	—	—	(123)	(123)	—
Other	—	(57)	(80)	—	(13)	(150)	(118)
Balance at December 31, 2024	10	20,843	53,472	(11,253)	2,518	65,590	—
Net income (loss)	—	—	2,697	—	83	2,780	—
Other comprehensive income (loss)	—	—	—	911	43	953	—
Issuance (redemption) of subsidiary stock (Note 20)	—	538	—	—	(567)	(29)	—
Purchase of common stock (Note 20)	(1)	(1,969)	(4,043)	—	—	(6,012)	—
Stock based compensation	—	541	(10)	—	—	531	—
Cash dividends paid on common stock	—	—	(538)	—	—	(538)	—
Dividends to noncontrolling interests	—	—	—	—	(119)	(119)	—
Other	—	(25)	(53)	—	91	13	—
Balance at December 31, 2025	$9	$19,928	$51,524	$(10,343)	$2,049	$63,168	$—

Reference should be made to the notes to consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Basis of Presentation

General Motors Company was incorporated as a Delaware corporation in 2009. We design, build, and sell trucks, crossovers, cars, and automobile parts, and provide software-enabled services and subscriptions worldwide. We also provide automotive financing services through GM Financial. We analyze the results of our operations through the following segments: GMNA, GMI, and GM Financial. In December 2024, we announced that we will no longer fund Cruise's robotaxi development work and in February 2025, began to wind down the Cruise robotaxi operations and combined the GM and Cruise autonomous technical efforts in our GMNA segment to focus on autonomous technology for personal vehicles. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures, and certain revenues and expenses that are not part of a reportable segment. The consolidated financial statements are prepared in conformity with U.S. GAAP. Except for per share amounts or as otherwise specified, amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.

Throughout this report, we refer to General Motors Company and its consolidated subsidiaries in a simplified manner and on a collective basis, using words like "we," "our," "us," and "the Company." This drafting style is suggested by the SEC and is not meant to indicate that General Motors Company, the publicly traded parent company, or any particular subsidiary of the parent company, owns or operates any particular asset, business, or property. The operations and businesses described in this report are owned and operated by distinct subsidiaries of General Motors Company.

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

Note 2. Significant Accounting Policies

The accounting policies that follow are utilized by our automotive, automotive financing, and Cruise operations, unless otherwise indicated.

Revenue Recognition

Automotive Automotive net sales and revenue represents the amount of consideration to which we expect to be entitled in exchange for vehicle, parts, accessories, services, and other sales. The consideration recognized represents the amount received, typically shortly after the sale to a customer, net of estimated dealer and customer sales incentives we reasonably expect to pay. Significant factors in determining our estimates of incentives include forecasted sales volume, product mix, and the rate of customer acceptance of incentive programs, all of which are estimated based on historical experience and assumptions concerning future customer behavior and market conditions. Subsequent adjustments to incentive estimates are possible as facts and circumstances change over time. A portion of the consideration received is deferred for separate performance obligations, such as software-enabled services and subscriptions, vehicle connectivity, customer rewards programs, maintenance, and extended warranty, that will be provided to our customers at a future date. Taxes assessed by various government entities, such as sales, use, and value-added taxes, collected at the time of the vehicle sale are excluded from Automotive net sales and revenue. Costs for shipping and handling activities that occur after control of the vehicle transfers to the dealer are recognized at the time of sale and presented in Automotive and other cost of sales.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Vehicle, Parts, and Accessories For the majority of vehicle and accessories sales, our customers obtain control and we recognize revenue when the vehicle transfers to the dealer, which typically occurs either when the vehicle is released to the carrier responsible for transporting it to a dealer or upon delivery to a dealer. Revenue, net of estimated returns, is recognized on the sale of parts upon delivery to the customer. When our customers have a right to return eligible parts and accessories, we consider the returns in our estimation of the transaction price.

Typically, transfers to daily rental companies are accounted for as sales, with revenue recognized at the time of transfer. We defer revenue for remarketing obligations, record a residual value guarantee, and reflect a liability for amounts expected to be paid once the remarketing services are complete at the time of sale and recognize deferred revenue in earnings upon completion of the remarketing service.

Used Vehicles Proceeds from the auction of vehicles utilized by our employees are recognized in Automotive net sales and revenue upon transfer of control of the vehicle to the customer, and the related vehicle carrying value is recognized in Automotive and other cost of sales.

Services and Other Services and other revenue primarily consists of revenue from vehicle-related service arrangements and after-sale services such as OnStar, Super Cruise, vehicle connectivity, maintenance, and extended service warranties. For those service arrangements that are bundled with a vehicle sale, a portion of the revenue from the sale is allocated to the service component and recognized as deferred revenue within Accrued liabilities or Other liabilities. We recognize revenue for bundled services and services sold separately as services are performed, typically over a period of up to eight years.

Automotive Financing - GM Financial Finance charge income earned on finance receivables is recognized using the effective interest method. Fees and commissions received (including manufacturer subvention) and direct costs of originating loans are generally deferred and amortized over the term of the related finance receivables using the effective interest method and are removed from the consolidated balance sheets when the related finance receivables are fully charged off or paid in full. Accrual of finance charge income on retail finance receivables is generally suspended on accounts that are more than 60 days delinquent, accounts in bankruptcy, and accounts in repossession. Payments received on nonaccrual loans are first applied to any fees due, then to any interest due, and then any remaining amounts are applied to principal. Interest accrual generally resumes once an account has received payments bringing the delinquency status to less than 60 days past due. Accrual of finance charge income on commercial finance receivables is generally suspended on accounts that are more than 90 days delinquent, upon receipt of a bankruptcy notice from a borrower, or where reasonable doubt exists about the full collectability of contractually agreed upon principal and interest. Payments received on nonaccrual loans are first applied to principal. Interest accrual resumes once an account has received payments bringing the account fully current and collection of contractual principal and interest is reasonably assured (including amounts previously charged off).

Income from operating lease assets, which includes lease origination fees, net of lease origination costs, is recorded as operating lease revenue on a straight-line basis over the term of the lease agreement. Gains or losses realized upon disposition of off-lease assets including any payments received from lessees upon lease termination, are included in GM Financial interest, operating, and other expenses.

Advertising and Promotion Expenditures Advertising and promotion expenditures, which are expensed as incurred in Automotive and other selling, general, and administrative expense, were $3.1 billion, $3.3 billion, and $3.6 billion in the years ended December 31, 2025, 2024, and 2023.

Research and Development Expenditures Research and development expenditures, which are expensed as incurred in Automotive and other cost of sales, were $8.5 billion, $9.2 billion, and $9.9 billion in the years ended December 31, 2025, 2024, and 2023. These expenditures include cost sharing payments and fees we receive when we enter into cost sharing arrangements with third parties or nonconsolidated affiliates for product-related research, engineering, design, and development activities and use of intellectual property.

Cash Equivalents and Restricted Cash Cash equivalents are defined as short-term, highly-liquid investments with original maturities of 90 days or less. Certain operating agreements require us to post cash as collateral. Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash. Restricted cash is invested in accordance with the terms of the underlying agreements and include amounts related to various deposits, escrows, and other cash collateral. Restricted cash is included in Other current assets and Other assets in the consolidated balance sheets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Fair Value Measurements A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy: Level 1 – Quoted prices for identical instruments in active markets; Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations whose significant inputs are observable; and Level 3 – Instruments whose significant inputs are unobservable.

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

We determine realized gains and losses for all debt securities using the specific identification method and measure the fair value of our marketable debt securities using a market approach where identical or comparable prices are available and an income approach in other cases. If quoted market prices are not available, fair values of securities are determined using prices from a pricing service, pricing models, quoted prices of securities with similar characteristics, or discounted cash flow models. These prices represent non-binding quotes. Our pricing service utilizes industry-standard pricing models that consider various inputs. We review our pricing service quarterly and believe the prices received from our pricing service are a reliable representation of exit prices.

Accounts and Notes Receivable Accounts and notes receivable primarily consists of amounts that are due and payable from our customers for the sale of vehicles, parts, and accessories. We evaluate the collectability of receivables each reporting period and record an allowance for doubtful accounts to present the net amount expected to be collected on our receivables. Additions to the allowance are charged to bad debt expense reported in Automotive and other selling, general, and administrative expense and were insignificant in the years ended December 31, 2025, 2024, and 2023.

GM Financial Receivables Finance receivables are carried at amortized cost basis, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses on the finance receivables. For retail finance receivables, GM Financial uses static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the receivables, which is supplemented by management judgment. The modeling techniques incorporate reasonable and supportable forecasts of economic conditions over the expected remaining life of the finance receivables. The economic forecasts incorporate factors which vary by region that GM Financial believes will have the largest impact on expected losses, including unemployment rates, interest rate spreads, disposable personal income, and growth rates in gross domestic product.

Commercial finance receivables are carried at amortized cost basis, net of allowance for loan losses and amounts held under a cash management program. GM Financial establishes the allowance for loan losses based on historical loss experience, as well as forecasted auto industry conditions, which is the economic indicator believed to have the largest impact on expected losses.

Inventories Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out (FIFO) basis. Net realizable value is the estimated selling price in the ordinary course of business less cost to sell, and considers general market and economic conditions, periodic reviews of current profitability of vehicles, product warranty costs, and the effect of estimated sales incentives. Net realizable value for off-lease and other vehicles is current auction sales proceeds less disposal and warranty costs. Inventories are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete, with a primary focus on productive material, supplies, work in process, and parts and accessories.

Equipment on Operating Leases Equipment on operating leases, net consists of vehicle leases to retail customers with lease terms of typically one to five years. We are exposed to changes in the residual values of these assets. The residual values represent estimates of the values of the leased vehicles at the end of the lease agreements and are determined based on forecasted auction proceeds when there is a reliable basis to make such a determination. Realization of the residual values is dependent on the future ability to market the vehicles under prevailing market conditions. The estimate of the residual value is evaluated over the life of the arrangement and adjustments may be made to the extent the expected value of the vehicle changes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Adjustments may be in the form of revisions to the depreciation rate or recognition of an impairment charge. A lease vehicle asset group is determined to be impaired if an impairment indicator exists and the expected future cash flows, which include estimated residual values, are lower than the carrying amount of the vehicle asset group. If the carrying amount is considered impaired, an impairment charge is recorded for the amount by which the carrying amount exceeds fair value of the vehicle asset group. Fair value is determined primarily using the anticipated cash flows, including estimated residual values. In our automotive finance operations, when a leased vehicle is returned or repossessed, the asset is recorded in Other assets at the lower of amortized cost basis or net realizable value. Upon disposition a gain or loss is recorded in GM Financial interest, operating, and other expenses for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset.

Equity Investments When events and circumstances warrant, equity investments accounted for under the equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other-than-temporary. Impairment charges related to equity method investments are recorded in Equity income (loss). Equity investments that are not accounted for under the equity method of accounting are measured at fair value or in certain cases adjusted to fair value upon an observable price change, with changes in fair value recorded in Interest income and other non-operating income, net.

Property, net Property, plant, and equipment, including internal use software, is recorded at cost. The gross amount of assets under finance leases is included in property, plant, and equipment. Major improvements that extend the useful life or add functionality are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. We depreciate depreciable property using the straight-line method. Leasehold improvements are amortized over the period of lease or the life of the asset, whichever is shorter. The amortization of the assets under finance leases is included in depreciation expense. Upon retirement or disposition of property, plant, and equipment, the cost and related accumulated depreciation are eliminated and any resulting gain or loss is recorded in earnings. Impairment charges related to property are recorded in Automotive and other cost of sales, Automotive and other selling, general, and administrative expense, or GM Financial interest, operating, and other expenses.

Special Tools Special tools represent product-specific propulsion and non-propulsion related tools, dies, molds, and other items used in the vehicle manufacturing process. Expenditures for special tools are recorded at cost and are capitalized. We amortize special tools over their estimated useful lives generally using the straight-line method of amortization. Impairment charges related to special tools are recorded in Automotive and other cost of sales.

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

Intangible Assets, net Intangible assets, excluding goodwill, primarily include brand names, customer relationships, and dealer networks. Intangible assets are amortized on a straight-line or an accelerated method of amortization over their estimated useful lives. Amortization of developed technology and intellectual property is recorded in Automotive and other cost of sales. Amortization of brand names, customer relationships, and our dealer networks is recorded in Automotive and other selling, general, and administrative expense or GM Financial interest, operating, and other expenses. Impairment charges, if any, related to intangible assets are recorded in Automotive and other selling, general, and administrative expense or Automotive and other cost of sales.

Valuation of Long-Lived Assets The carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business is evaluated for impairment when events and circumstances warrant. If the carrying amount of a long-lived asset group is considered impaired, a loss is recorded based on the amount by which the carrying amount exceeds fair value. Product-specific long-lived asset groups and non-product specific long-lived assets are separately tested for impairment on an asset group basis. Fair value is determined using either the market or sales comparison approach, cost approach, or anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held for use until disposition.

Government Incentives and Grants We receive incentives from federal, state, and local governments in different regions of the world that encourage us to establish, maintain, or increase investment, employment, or production in the region. We are also entitled to certain advanced manufacturing production credits under the IRA. We account for government incentives as a

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
reduction of expense, a reduction of the cost of the capital investment, or other income based on the substance of the incentive received. The benefit from advanced manufacturing production credits are not accounted for or classified as an income tax credit. Benefits are generally recorded when it is probable that we will comply with the conditions attached to the grant and the grant will be received or, as it relates to advanced manufacturing production credits, upon the generation of the credit. Amounts are recorded in earnings on a systematic and rational basis as the expenses in which the incentive is meant to offset are incurred, as we meet the conditions of the grant, or indirectly as the capital investment is depreciated, or, as it relates to advanced manufacturing production credits, upon generation of the credit. At December 31, 2025 and 2024, cash incentives receivable in Accounts and notes receivable, net of allowance was $341 million and $343 million, cash incentives credited to Property, net was $480 million, cash incentives receivable in Other assets was $293 million and $292 million, amounts refundable in Accrued liabilities was $319 million and insignificant, and deferred incentive income in Other liabilities was insignificant and $212 million. In the years ended December 31, 2025, 2024, and 2023 we recognized $267 million, $524 million, and $251 million in Automotive and other cost of sales associated with incentives. Current agreements expire at various dates through 2032 and we consider the risk that any amounts recognized will be returned to be remote.

Emissions Credits We periodically enter into agreements to purchase credits to facilitate our compliance with emission and fuel economy regulations. Purchased credits are recorded at cost in Other current assets and Other assets and are recognized in expense over the periods in which the acquired credits facilitate our compliance with emission and fuel economy regulations.

Pension and OPEB Plans

Attribution, Methods, and Assumptions The cost of benefits provided by defined benefit pension plans is recorded in the period employees provide service. The cost of pension plan amendments that provide for benefits already earned by plan participants is amortized over the expected period of benefit which may be the duration of the applicable collective bargaining agreement specific to the plan, the expected future working lifetime, or the life expectancy of the plan participants.

The cost of medical, dental, legal service, and life insurance benefits provided through postretirement benefit plans is recorded in the period employees provide service. The cost of postretirement plan amendments that provide for benefits already earned by plan participants is amortized over the expected period of benefit which may be the average period to full eligibility or the average life expectancy of the plan participants.

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

The benefit obligation for pension plans in Canada, the United Kingdom (UK), and Germany represents 88% of the non-U.S. pension benefit obligation at December 31, 2025. The discount rates for plans in Canada, the UK, and Germany are determined using a cash flow matching approach like the U.S.

Plan Asset Valuation Due to the lack of timely available market information for certain investments in the asset classes described below as well as the inherent uncertainty of valuation, reported fair values may differ from fair values that would have been used had timely available market information been available.

Cash Equivalents and Other Short-Term Investments Cash equivalents, including reverse repurchase agreements, trade deposits, and other short-term investments, are valued based on pricing received from independent pricing services, dealers who make markets in such securities, or held at amortized cost basis. Cash equivalent pricing utilizes observable inputs and are classified in Level 2.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Common and Preferred Stock Common and preferred stock for which market prices are readily available at the measurement date are valued at the last reported sale price or official closing price on the primary market or exchange on which they are actively traded and are classified in Level 1. Such equity securities for which the market is not considered to be active are valued via the use of observable inputs, which may include the use of adjusted market prices last available, bids or last available sales prices, and/or other observable inputs and are classified in Level 2. Common and preferred stock classified in Level 3 are privately issued securities or other issues that are valued via the use of valuation models using significant unobservable inputs that generally consider aged (stale) pricing, earnings multiples, discounted cash flows, and/or other qualitative and quantitative factors.

Debt Securities Valuations for debt securities are based on quotations received from independent pricing services or from dealers who make markets in such securities. Debt securities priced via pricing services that utilize matrix pricing which considers readily observable inputs such as the yield or price of bonds of comparable quality, coupon, maturity, and type as well as dealer supplied prices, are classified in Level 2. Debt securities that are typically priced by dealers and pricing services via the use of proprietary pricing models which incorporate significant unobservable inputs are classified in Level 3. These inputs primarily consist of yield and credit spread assumptions, discount rates, prepayment curves, default assumptions, and recovery rates.

Investment Funds, Private Equity and Debt Investments, and Real Estate Investments Investment funds, private equity and debt investments, and real estate investments are valued based on the Net Asset Value (NAV) per Share (or its equivalent) as a practical expedient to estimate fair value due to the absence of readily available market prices.

NAVs are provided by the respective investment sponsors or investment advisers and are subsequently reviewed and approved by management. In the event management concludes a reported NAV does not reflect fair value or is not determined as of the financial reporting measurement date, we will consider whether and when deemed necessary to make an adjustment at the balance sheet date. In determining whether an adjustment to the external valuation is required, we will review material factors that could affect the valuation, such as changes in the composition or performance of the underlying investments or comparable investments, overall market conditions, expected sale prices for private investments which are probable of being sold in the short-term, and other economic factors that may possibly have a favorable or unfavorable effect on the reported external valuation.

Stock Incentive Plans Our stock incentive plans include RSUs, PSUs, stock options, and awards that may be settled in our stock, the stock of our subsidiaries, or in cash. We measure and record compensation expense based on the fair value of GM's common stock on the date of grant for RSUs and PSUs and the grant date fair value, determined utilizing the Black-Scholes formula or a lattice model, for stock options and PSUs. We record compensation cost for service-based RSUs, PSUs, and service-based stock options on a straight-line basis over the entire vesting period, or for retirement eligible employees over the requisite service period. Compensation cost for awards that do not have an established accounting grant date, but for which the service inception date has been established or are settled in cash is based on the fair value of GM's common stock at the end of each reporting period.

In March 2022, all outstanding RSUs that settle in Cruise's common stock were modified to remove a liquidity vesting condition and will vest solely based upon satisfaction of a service condition. Compensation cost was recorded on a straight-line basis over the entire vesting period based on the fair value of Cruise's common stock. In April 2024, substantially all remaining outstanding unvested Cruise RSUs were exchanged by participants for unvested cash payment rights and as of December 31, 2025, no incentive awards settleable in Cruise common stock are outstanding.

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

Gains and losses arising from foreign currency transactions and the effects of remeasurements discussed in the preceding paragraph are recorded in Automotive and other cost of sales and GM Financial interest, operating, and other expenses unless related to Automotive debt, which are recorded in Interest income and other non-operating income, net. Foreign currency transactions and remeasurements in the years ended December 31, 2025, 2024, and 2023 were losses of $363 million, gains of $321 million, and losses of $349 million.

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

Automotive We utilize options, swaps, and forward contracts to manage foreign currency, commodity price, and interest rate risks. The change in the fair value of option, swap, and forward contracts not designated as an accounting hedge is recorded in Interest income and other non-operating income, net.

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

Automotive Financing - GM Financial GM Financial utilizes interest rate derivative instruments to manage interest rate risk and foreign currency derivative instruments to manage foreign currency risk. The change in fair value of the derivative instruments not designated as an accounting hedge is recorded in GM Financial interest, operating, and other expenses.

Certain interest rate and foreign currency swap agreements have been designated as fair value hedges. The risk being hedged is the risk of changes in the fair value of the hedged debt attributable to changes in the benchmark interest rate or the risk of changes in fair value attributable to changes in foreign currency exchange rates. If the swap has been designated as a fair value hedge, the changes in the fair value of the hedged item are recorded in GM Financial interest, operating, and other expenses. The change in fair value of the related hedge is also recorded in GM Financial interest, operating, and other expenses.

Certain interest rate swap and foreign currency swap agreements have been designated as cash flow hedges. The risk being hedged is the interest rate and foreign currency risk related to forecasted transactions. If the contract has been designated as a cash flow hedge, the change in the fair value of the cash flow hedge is deferred in Accumulated other comprehensive loss and is recognized in GM Financial interest, operating, and other expenses along with the earnings effect of the hedged item when the hedged item affects earnings. Changes in the fair value of amounts excluded from the assessment of effectiveness are recorded currently in earnings and are presented in the same income statement line as the earnings effect of the hedged item.

Accounting Standards Not Yet Adopted In September 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-06 "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" (ASU 2025-06) which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs, and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-06 is not expected to significantly change our current accounting for internal-use software.

In December 2025, the FASB issued ASU 2025-10 "Accounting for Government Grants Received by Business Entities" (ASU 2025-10) to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in International Accounting Standard 20 "Accounting for Government Grants and Disclosure of Government Assistance". The new guidance is effective for public business entities in annual periods beginning after December 15, 2028, with early adoption permitted. ASU 2025-10 is not expected to significantly change our current accounting for incentives from federal, state, and local governments.

Note 3. Revenue

The following table disaggregates our revenue by major source:

	Year Ended December 31, 2025
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts, and accessories	$148,076	$12,290	$145	$160,511	$—	$—	$—	$160,511
Used vehicles	1,700	37	—	1,737	—	—	—	1,737
Services and other	4,541	1,100	82	5,723	1	—	—	5,724
Automotive net sales and revenue	154,317	13,427	227	167,970	1	—	—	167,971
Leased vehicle income	—	—	—	—	—	7,800	—	7,800
Finance charge income	—	—	—	—	—	8,173	(4)	8,169
Other income	—	—	—	—	—	1,087	(8)	1,079
GM Financial net sales and revenue	—	—	—	—	—	17,060	(12)	17,048
Net sales and revenue	$154,317	$13,427	$227	$167,970	$1	$17,060	$(12)	$185,019

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2024
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts, and accessories	$152,306	$12,775	$90	$165,171	$—	$—	$(1)	$165,170
Used vehicles	1,259	31	—	1,290	—	—	—	1,290
Services and other	3,944	1,084	116	5,145	257	—	(255)	5,147
Automotive net sales and revenue	157,509	13,890	206	171,605	257	—	(256)	171,606
Leased vehicle income	—	—	—	—	—	7,297	—	7,297
Finance charge income	—	—	—	—	—	7,669	(33)	7,636
Other income	—	—	—	—	—	910	(7)	903
GM Financial net sales and revenue	—	—	—	—	—	15,875	(40)	15,836
Net sales and revenue	$157,509	$13,890	$206	$171,605	$257	$15,875	$(296)	$187,442

	Year Ended December 31, 2023
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/ Reclassifications	Total
Vehicle, parts, and accessories	$136,983	$14,424	$113	$151,520	$—	$—	$(10)	$151,510
Used vehicles	954	37	—	991	—	—	—	991
Services and other	3,508	1,487	160	5,155	102	—	(100)	5,157
Automotive net sales and revenue	141,445	15,949	273	157,667	102	—	(110)	157,658
Leased vehicle income	—	—	—	—	—	7,266	—	7,266
Finance charge income	—	—	—	—	—	6,204	(18)	6,187
Other income	—	—	—	—	—	754	(23)	732
GM Financial net sales and revenue	—	—	—	—	—	14,225	(41)	14,184
Net sales and revenue	$141,445	$15,949	$273	$157,667	$102	$14,225	$(151)	$171,842

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales were insignificant during the years ended December 31, 2025, 2024, and 2023.

Contract liabilities in our Automotive operations primarily consist of vehicle connectivity, customer rewards programs, maintenance, extended warranty, and other contracts of $8.2 billion and $6.6 billion at December 31, 2025 and 2024, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $2.6 billion and $2.0 billion related to contract liabilities during the years ended December 31, 2025 and 2024. We expect to recognize revenue of $2.6 billion, $1.5 billion, and $4.1 billion in the years ending December 31, 2026, 2027, and thereafter related to contract liabilities at December 31, 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 4. Marketable and Other Securities

The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	December 31, 2025	December 31, 2024
Cash and cash equivalents
Cash and time deposits		$10,884	$12,471
Available-for-sale debt securities
U.S. government and agencies	2	451	26
Corporate debt	2	3,317	1,541
Sovereign debt	2	923	785
Total available-for-sale debt securities – cash equivalents		4,691	2,351
Money market funds	1	5,369	5,050
Total cash and cash equivalents		$20,945	$19,872
Marketable debt securities
U.S. government and agencies	2	$2,370	$3,082
Corporate debt and other	2	3,796	3,592
Mortgage and asset-backed	2	558	591
Total available-for-sale debt securities – marketable securities		$6,724	$7,265
Restricted cash
Cash and cash equivalents		$357	$294
Money market funds	1	2,981	2,798
Total restricted cash		$3,339	$3,092

Available-for-sale debt securities included above with contractual maturities(a)
Due in one year or less		$5,863
Due between one and five years		4,976
Total available-for-sale debt securities with contractual maturities		$10,839
__________
(a)    Excludes mortgage and asset-backed securities as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $3.2 billion, $2.5 billion, and $2.1 billion in the years ended December 31, 2025, 2024, and 2023. Net unrealized gains on available-for-sale debt securities were insignificant in the years ended December 31, 2025 and 2024 and $196 million in the year ended December 31, 2023. Cumulative unrealized losses on available-for-sale debt securities were insignificant at December 31, 2025 and 2024.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total shown in the consolidated statements of cash flows:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$20,945	$19,872
Restricted cash included in Other current assets	2,912	2,608
Restricted cash included in Other assets	426	484
Total	$24,284	$22,964

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 5. GM Financial Receivables and Transactions

	December 31, 2025			December 31, 2024
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables	$75,404	$16,970	$92,374	$76,066	$19,228	$95,294
Less: allowance for loan losses	(2,656)	(68)	(2,725)	(2,400)	(58)	(2,458)
GM Financial receivables, net	$72,748	$16,902	$89,650	$73,667	$19,169	$92,836

Fair value of GM Financial receivables utilizing Level 2 inputs			$16,902			$19,169
Fair value of GM Financial receivables utilizing Level 3 inputs			$74,409			$74,729
__________
(a)Commercial finance receivables include dealer financing of $16.4 billion and $18.6 billion, and other financing of $596 million and $604 million at December 31, 2025 and 2024. Commercial finance receivables are presented net of dealer cash management balances of $3.4 billion at December 31, 2025 and 2024. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Years Ended December 31,
	2025	2024	2023
Allowance for loan losses at beginning of period	$2,458	$2,344	$2,096
Provision for loan losses	1,207	1,029	826
Charge-offs	(2,015)	(1,756)	(1,423)
Recoveries	1,035	903	768
Effect of foreign currency	40	(61)	76
Allowance for loan losses at end of period	$2,725	$2,458	$2,344

The allowance for loan losses as a percentage of finance receivables was 2.9% and 2.6% at December 31, 2025 and 2024. The allowance ratio is based on factors including portfolio credit quality, expectations for recovery rates, and economic outlook.

Retail Finance Receivables GM Financial's retail finance receivable portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at December 31, 2025 and 2024:

	Year of Origination						December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
Prime – FICO score 680 and greater	$22,850	$15,204	$9,298	$5,350	$2,712	$1,027	$56,440	74.9%
Near-prime – FICO score 620 to 679	3,702	2,456	1,439	908	571	225	9,303	12.3%
Sub-prime – FICO score less than 620	3,847	2,530	1,395	958	614	318	9,661	12.8%
Retail finance receivables	$30,399	$20,191	$12,132	$7,216	$3,897	$1,570	$75,404	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
Prime – FICO score 680 and greater	$24,155	$15,814	$9,749	$5,424	$2,559	$366	$58,067	76.3%
Near-prime – FICO score 620 to 679	3,547	2,227	1,507	1,077	473	159	8,990	11.8%
Sub-prime – FICO score less than 620	3,399	2,059	1,546	1,141	543	322	9,008	11.8%
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%

GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $1.1 billion and $958 million at December 31, 2025 and 2024. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost basis of retail finance receivables for each vintage of the portfolio at December 31, 2025 and 2024:

	Year of Origination						December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
0-to-30 days	$29,871	$19,413	$11,524	$6,744	$3,576	$1,395	$72,523	96.2%
31-to-60 days	370	536	419	334	230	122	2,011	2.7%
Greater-than-60 days	140	218	172	129	86	51	795	1.1%
Finance receivables more than 30 days delinquent	510	753	591	463	316	173	2,806	3.7%
In repossession	18	24	17	10	6	2	75	0.1%
Finance receivables more than 30 days delinquent or in repossession	527	777	608	472	321	175	2,881	3.8%
Retail finance receivables	$30,399	$20,191	$12,132	$7,216	$3,897	$1,570	$75,404	100.0%

	Year of Origination						December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total	Percent
0-to-30 days	$30,581	$19,411	$12,207	$7,178	$3,350	$710	$73,438	96.5%
31-to-60 days	374	481	425	340	166	99	1,885	2.5%
Greater-than-60 days	128	188	155	115	55	36	677	0.9%
Finance receivables more than 30 days delinquent	502	669	580	455	221	135	2,562	3.4%
In repossession	17	19	14	10	3	2	66	0.1%
Finance receivables more than 30 days delinquent or in repossession	519	689	595	464	225	136	2,628	3.5%
Retail finance receivables	$31,101	$20,100	$12,802	$7,642	$3,575	$847	$76,066	100.0%

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer finance receivables portfolio by dealer risk rating at December 31, 2025 and 2024:

	Year of Origination(a)							December 31, 2025
Dealer Risk Rating	Revolving	2025	2024	2023	2022	2021	Prior	Total	Percent
I	$13,421	$337	$191	$121	$298	$160	$147	$14,674	89.6%
II	985	10	33	25	7	35	2	1,096	6.7%
III	507	5	48	3	14	14	12	603	3.7%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$14,913	$352	$271	$149	$319	$209	$161	$16,374	100.0%
__________
(a)Floorplan advances comprise 99.1% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2024
Dealer Risk Rating	Revolving	2024	2023	2022	2021	2020	Prior	Total	Percent
I	$16,190	$321	$209	$360	$237	$267	$22	$17,606	94.5%
II	621	—	10	26	3	2	—	663	3.6%
III	305	10	4	—	22	—	12	354	1.9%
IV	1	—	—	—	—	—	—	1	—%
Balance at end of period	$17,117	$331	$223	$385	$263	$269	$35	$18,623	100.0%
__________
(a)Floorplan advances comprise 99.5% of the total revolving balance. Dealer term loans are presented by year of origination.

There were no commercial finance receivables on nonaccrual status at December 31, 2025 and 2024.

Transfers of Finance Receivables During the year ended December 31, 2025, GM Financial sold, subject to standard representations and warranties, finance receivables to third-party purchasers for $2.0 billion in cash proceeds. GM Financial has continuing involvement with the finance receivables transferred, primarily in its role as servicer. The outstanding off-balance sheet amount of the transferred finance receivables subject to continuing involvement was $1.7 billion at December 31, 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Transactions with GM Financial The following tables show transactions between our Automotive operations, Cruise, and GM Financial. These amounts are presented in GM Financial's consolidated balance sheets and statements of income.

	December 31, 2025	December 31, 2024
Consolidated Balance Sheets(a)
Commercial finance receivables due from GM consolidated dealers	$395	$279
Commercial finance receivables due from Cruise	$—	$395
Subvention receivable from GM(b)	$452	$360
Commercial loan funding payable to GM	$94	$100

	Years Ended December 31,
	2025	2024	2023
Consolidated Statements of Income
Interest subvention earned on finance receivables	$1,404	$1,385	$1,234
Leased vehicle subvention earned	$1,796	$1,511	$1,537
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive operations made cash payments to GM Financial for subvention of $3.3 billion, $3.8 billion, and $3.5 billion in the years ended December 31, 2025, 2024, and 2023.

GM Financial's Board of Directors declared and paid dividends on its common stock of $1.5 billion in the year ended December 31, 2025 and $1.8 billion in the years ended December 31, 2024 and 2023.

Note 6. Inventories

	December 31, 2025	December 31, 2024
Total productive material, supplies, and work in process	$6,405	$6,444
Finished product, including service parts	8,062	8,120
Total inventories	$14,467	$14,564

Inventories are reflected net of allowances totaling $2.4 billion and $2.0 billion, of which $1.7 billion and $1.4 billion are EV-related, to remeasure inventory on-hand to net realizable value at December 31, 2025 and 2024. Tariffs, less available offsets and deductions, are capitalized into the cost of inventories as incurred. Offset amounts in excess of tariffs incurred will be recognized as a reduction to future tariffs.

Note 7. Operating Leases

Operating Leases Our portfolio of leases primarily consists of real estate office space, manufacturing and warehousing facilities, land, and equipment. Certain leases contain escalation clauses and renewal or purchase options, and generally our leases have no residual value guarantees or material covenants. We exclude leases with a term of one year or less from our balance sheet, and do not separate non-lease components from our real estate leases.

Rent expense under operating leases was $378 million, $369 million, and $346 million in the years ended December 31, 2025, 2024, and 2023. Variable lease costs were insignificant in the years ended December 31, 2025, 2024, and 2023. At December 31, 2025 and 2024, operating lease right of use assets in Other assets were $1.0 billion and $919 million, operating lease liabilities in Accrued liabilities were $266 million and $254 million, and non-current operating lease liabilities in Other liabilities were $1.0 billion. Operating lease right of use assets obtained in exchange for lease obligations were $351 million and $368 million in the years ended December 31, 2025 and 2024. Our undiscounted future lease obligations related to operating leases having initial terms in excess of one year are $321 million, $254 million, $216 million, $185 million, $156 million, and $416 million for the years 2026, 2027, 2028, 2029, 2030, and thereafter, with imputed interest of $248 million as of December 31, 2025. The weighted-average discount rate was 5.0% and 4.6% and the weighted-average remaining lease term was 6.6 years and 5.9 years at December 31, 2025 and 2024. Payments for operating leases included in Net cash provided by (used in) operating activities were $393 million, $416 million, and $359 million in the years ended December 31, 2025, 2024, and 2023. Lease agreements that have not yet commenced were insignificant at December 31, 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Equipment on Operating Leases Equipment on operating leases primarily consists of leases to retail customers of GM Financial.

	December 31, 2025	December 31, 2024
Equipment on operating leases	$40,596	$38,187
Less: accumulated depreciation	(6,909)	(6,601)
Equipment on operating leases, net	$33,686	$31,586

At December 31, 2025, the estimated residual value of our leased assets at the end of the lease term was $25.0 billion.

Depreciation expense related to Equipment on operating leases, net was $4.9 billion, $4.8 billion, and $4.9 billion in the years ended December 31, 2025, 2024, and 2023.

In September 2025, GM Financial entered into $2.1 billion of purchase commitments with various dealers to acquire certain EVs through June 30, 2026. As of December 31, 2025, GM Financial has up to approximately $293 million of purchase commitments remaining for any EVs that have not been placed in service by June 30, 2026.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Years Ending December 31,
	2026	2027	2028	2029	2030	Total
Lease receipts under operating leases	$5,442	$3,342	$1,175	$126	$1	$10,085

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

	Years Ended December 31,
	2025	2024	2023
Automotive China JVs equity income (loss)	$(316)	$(4,407)	$446
Ultium Cells Holdings LLC equity income (loss)(a)	784	975	293
Other joint ventures equity income (loss)	(283)	(268)	34
Total Equity income (loss)	$184	$(3,701)	$773
__________
(a)    Equity earnings related to Ultium Cells Holdings LLC, an equally owned joint venture with LG Energy Solution (LGES), are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs.

Investments in Nonconsolidated Affiliates

	December 31, 2025	December 31, 2024
Automotive China JVs carrying amount	$1,105	$1,474
Ultium Cells Holdings LLC carrying amount	2,355	3,749
Other investments carrying amount	2,221	1,879
Total equity in net assets of nonconsolidated affiliates	$5,681	$7,102

The carrying amount of our investments in certain joint ventures exceeded our share of the underlying net assets by $1.6 billion and $1.9 billion at December 31, 2025 and 2024, primarily due to goodwill from the application of fresh-start reporting and the purchase of additional interests in nonconsolidated affiliates.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes our direct ownership interests in our China JVs:

	December 31, 2025	December 31, 2024
Automotive China JVs
SAIC General Motors Corp., Ltd. (SGM)	50%	50%
Pan Asia Technical Automotive Center Co., Ltd.	50%	50%
SAIC General Motors Sales Co., Ltd. (SGMS)	49%	49%
SAIC GM Wuling Automobile Co., Ltd. (SGMW)	44%	44%
Shanghai OnStar Telematics Co., Ltd. (Shanghai OnStar)	40%	40%
SAIC GM (Shenyang) Norsom Motors Co., Ltd. (SGM Norsom)	25%	25%
SAIC GM Dong Yue Motors Co., Ltd. (SGM DY)	25%	25%
SAIC GM Dong Yue Powertrain Co., Ltd. (SGM DYPT)	25%	25%
Other joint ventures
SAIC-GMAC Automotive Finance Company Limited (SAIC-GMAC)	35%	35%
SAIC-GMF Leasing Co., Ltd.	35%	35%

SGM is a joint venture we established with Shanghai Automotive Industry Corporation (SAIC) (50%). SGM has interests in three other joint ventures in China: SGM Norsom, SGM DY, and SGM DYPT. These three joint ventures are jointly held by SGM (50%), SAIC (25%), and us. These four joint ventures are engaged in the production, import, and sale of a range of products under the Buick, Chevrolet, and Cadillac brands. SGM also has interests in Shanghai OnStar (20%), SAIC-GMAC (20%), and SAIC-GMF Leasing Co., Ltd. (20%). Shanghai Automotive Group Finance Company Ltd., a subsidiary of SAIC, owns 45% of SAIC-GMAC. SAIC Financial Holdings Company, a subsidiary of SAIC, owns 45% of SAIC-GMF Leasing Co., Ltd.

Impairment and Restructuring Charges In response to intense competition in a market with significant excess capacity and an increasingly challenging regulatory environment related to emissions, fuel consumption, and NEVs, we and our JV partners are restructuring our operations in China. Our Automotive China JVs generated an equity loss of $0.3 billion in the year ended December 31, 2025, which includes $0.6 billion of restructuring-related charges recorded by certain of the China JVs, and an equity loss of $4.4 billion in the year ended December 31, 2024, which includes $2.0 billion of restructuring-related charges and impairments recorded by certain of the China JVs and a $2.1 billion other-than-temporary impairment charge to write down certain of our automotive investments to their fair values. The charges recorded by the China JVs were primarily related to supplier claims in 2025 and asset impairments associated with plant closures and portfolio optimization actions in 2024. As a result of the market challenges and competitive conditions, GM Financial also recorded a $0.3 billion other-than-temporary impairment charge to write down its SAIC-GMAC investment to its fair value in the year ended December 31, 2024.

In the year ended December 31, 2025, we recorded an insignificant amount of restructuring-related charges in equity income in connection with settlements associated with Ultium Cells Holdings LLC's strategic realignment of manufacturing and cell capacity to meet EV demand. Refer to Note 18 for information associated with commercial settlements with Ultium Cells Holdings LLC during the three months ended December 31, 2025.

Fair Value Measurements The investment balance for SGM, SGM Norsom, SGM DY, and SGM DYPT that was tested for impairment in the year ended December 31, 2024 was $2.4 billion, and the investment balance for SAIC-GMAC that was tested for impairment in the year ended December 31, 2024 was $1.5 billion.

In performing our impairment testing, we utilized a third-party valuation specialist to assist in determining the fair values of our investments in the China JVs based on their discounted cash flows (income approach). We made significant assumptions and estimates about the extent and timing of future cash flows, growth rates, market share, and discount rates that represent unobservable, Level 3, inputs into our valuation methodologies. Our fair value estimates assumed the achievement of the future financial results contemplated in our forecasted cash flows which is subject to significant uncertainties.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Summarized Financial Data of Nonconsolidated Affiliates

	December 31, 2025			December 31, 2024
	Automotive China JVs	Others	Total	Automotive China JVs	Others	Total
Summarized Balance Sheet Data
Current assets	$12,837	$8,685	$21,522	$11,203	$10,862	$22,065
Non-current assets	5,826	10,936	16,762	6,518	11,434	17,952
Total assets	$18,663	$19,621	$38,284	$17,721	$22,296	$40,017

Current liabilities	$18,924	$6,036	$24,960	$17,076	$7,722	$24,798
Non-current liabilities	815	1,559	2,374	887	2,562	3,449
Total liabilities	$19,739	$7,595	$27,334	$17,963	$10,284	$28,247

Noncontrolling interests	$344	$2	$346	$279	$—	$279

	Years Ended December 31,
	2025	2024	2023
Summarized Operating Data
Automotive China JVs' net sales	$24,450	$21,740	$31,435
Others' net sales	4,764	5,545	4,311
Total net sales	$29,214	$27,285	$35,746

Automotive China JVs' net income (loss)	$(685)	$(4,466)	$1,122
Others' net income	989	1,315	771
Total net income (loss)	$304	$(3,151)	$1,893

Transactions with Nonconsolidated Affiliates Our nonconsolidated affiliates are involved in various aspects of the development, production, and marketing of trucks, crossovers, cars, and automobile parts. We enter into transactions with certain nonconsolidated affiliates to purchase and sell component parts and vehicles. The following tables summarize transactions with and balances related to our nonconsolidated affiliates:

	Years Ended December 31,
	2025	2024	2023
Automotive sales and revenue	$92	$90	$209
Automotive purchases, net	$5,853	$4,875	$2,766
Dividends received	$2,144	$418	$1,018
Operating cash flows	$(2,881)	$(4,422)	$(941)
Investing cash flows	$(2,011)	$(1,045)	$(739)

	December 31, 2025	December 31, 2024
Accounts, notes, and dividends receivable, net	$2,523	$1,056
Accounts payable, accrued and other liabilities	$1,698	$892
Undistributed earnings	$1,789	$2,781
Undistributed losses	$(3,243)	$(2,775)

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 9. Property

	Estimated Useful Lives in Years	December 31, 2025	December 31, 2024
Land		$1,269	$1,253
Buildings and improvements	5-40	16,058	14,915
Machinery and equipment	3-27	42,195	39,575
Special tools	1-13	25,809	25,813
Construction in progress		8,982	7,176
Total property		94,312	88,732
Less: accumulated depreciation		(42,629)	(36,828)
Total property, net		$51,683	$51,904

The amount of capitalized software included in Property, net was $2.2 billion and $2.3 billion at December 31, 2025 and 2024. The amount of interest capitalized and excluded from Automotive interest expense was $316 million, $215 million, and insignificant in the years ended December 31, 2025, 2024, and 2023.

	Years Ended December 31,
	2025	2024	2023
Depreciation and amortization expense	$6,892	$6,466	$6,719
Impairment charges(a)	$2,543	$635	$115
Capitalized software amortization expense(b)	$866	$798	$705
__________
(a)    Includes impairment charges primarily related to our EV strategic realignment in the year ended December 31, 2025 and impairment charges primarily related to the indefinite delay of the Cruise Origin in the year end December 31, 2024.
(b)    Included in Depreciation and amortization expense.

Note 10. Goodwill and Intangible Assets

Goodwill of $1.9 billion consisted of $1.3 billion in GM Financial and $571 million in GMNA at December 31, 2025. Goodwill of $1.9 billion consisted of $1.3 billion in GM Financial and $569 million in Cruise at December 31, 2024. During the three months ended March 31, 2025, $571 million of goodwill recorded in the Cruise segment was reallocated to the GMNA segment. The reallocation of the goodwill reflects the wind down of the Cruise robotaxi operations and combination of the GM and Cruise technical efforts in our GMNA segment to build on the success of Super Cruise and prioritize the development of ADAS on a path to fully autonomous personal vehicles. We performed goodwill impairment tests prior to and after the reallocation and determined that the goodwill was not impaired.

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology and intellectual property	$394	$394	$1	554	483	$71
Brands	4,289	1,985	2,305	4,288	1,873	2,415
Dealer network, customer relationships, and other	950	801	148	957	793	164
Total intangible assets	$5,633	$3,179	$2,454	$5,799	$3,149	$2,649

Our amortization expense related to intangible assets was $145 million, $146 million, and $114 million in the years ended December 31, 2025, 2024, and 2023. In the year ended December 31, 2025, we recorded an insignificant amount of impairment charges associated with our EV strategic realignment. In the year ended December 31, 2024, we recorded $142 million of impairment charges related to the write-off of technology and intellectual property associated with Cruise.

Amortization expense related to intangible assets is estimated to be approximately $127 million in each of the next five years.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 11. Variable Interest Entities

Consolidated VIEs
Automotive Financing - GM Financial
GM Financial uses special purpose entities (SPEs) that are considered VIEs to issue variable funding notes to third-party, bank-sponsored warehouse facilities, or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing-related assets transferred to the VIEs (Securitized Assets). GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain secured credit facilities. GM Financial determined that it is the primary beneficiary of the SPEs because the servicing responsibilities for the Securitized Assets give GM Financial the power to direct the activities that most significantly impact the performance of the VIEs and the variable interests in the VIEs give GM Financial the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or its other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required to provide additional financial support to these SPEs. While these SPEs are included in GM Financial's consolidated financial statements, they are separate legal entities and the finance receivables, lease-related assets, and cash held by them are legally owned by them and are not available to GM Financial's creditors or creditors of GM Financial's other subsidiaries.

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	December 31, 2025	December 31, 2024
Restricted cash – current	$2,635	$2,410
Restricted cash – non-current	$253	$350
GM Financial receivables – current	$29,126	$27,631
GM Financial receivables – non-current	$20,128	$27,619
GM Financial equipment on operating leases, net	$13,791	$14,252
GM Financial short-term debt and current portion of long-term debt	$17,681	$18,008
GM Financial long-term debt	$29,232	$31,638

GM Financial recognizes finance charge, leased vehicle, and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs primarily include our battery cell manufacturing joint ventures to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support, and other off-balance sheet arrangements. The carrying amounts of assets were approximately $3.6 billion and $4.3 billion and liabilities were insignificant related to our nonconsolidated VIEs at December 31, 2025 and 2024. Our maximum exposure to loss as a result of our involvement with these VIEs was $8.5 billion and $7.0 billion, inclusive of $4.0 billion and $2.3 billion in committed capital contributions to our battery cell manufacturing joint ventures, at December 31, 2025 and 2024. Our maximum exposure to loss, and required capital contributions, could vary depending on our battery cell joint ventures' requirements and access to capital. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 12. Accrued and Other Liabilities

	December 31, 2025	December 31, 2024
Accrued liabilities
Dealer and customer allowances, claims, and discounts	$6,485	$7,270
Deferred revenue	3,950	3,371
Product warranty and related liabilities	6,308	4,555
Payrolls and employee benefits excluding postemployment benefits	2,650	3,221
Other(a)	14,361	12,737
Total accrued liabilities	$33,754	$31,154

Other liabilities
Deferred revenue	$7,098	$5,940
Product warranty and related liabilities	7,322	6,016
Operating lease liabilities	1,035	961
Employee benefits excluding postemployment benefits	621	501
Postemployment benefits including facility idling reserves	894	154
Other(a)	4,181	4,265
Total other liabilities	$21,151	$17,836
__________
(a)Includes amounts related to product liability, breach of warranty, and other legal and environmental-related accruals of $3.6 billion and $3.4 billion at December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024	2023
Product warranty and related liabilities
Warranty balance at beginning of period	$10,571	$9,295	$8,530
Warranties issued and assumed in period – recall campaigns	937	997	864
Warranties issued and assumed in period – product warranty	4,131	3,621	2,418
Payments	(5,323)	(4,474)	(4,009)
Adjustments to pre-existing warranties	3,252	1,237	1,462
Effect of foreign currency and other	63	(106)	31
Warranty balance at end of period	13,631	10,571	9,295
Less: Supplier recoveries balance at end of period(a)	347	438	646
Warranty balance, net of supplier recoveries at end of period	$13,284	$10,133	$8,649
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

	Years Ended December 31,
	2025	2024	2023
Product warranty expense, net of recoveries
Warranties issued and assumed in period	$5,068	$4,618	$3,282
Supplier recoveries accrued in period	(517)	(297)	3
Adjustments and other	3,314	1,131	1,493
Warranty expense, net of supplier recoveries	$7,866	$5,452	$4,778

For estimates related to reasonably possible losses in excess of amounts accrued for recall campaigns, refer to Note 16 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 13. Debt

Automotive The following table presents debt in our automotive operations:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$164	$164	$105	$105
Unsecured debt(a)	15,468	15,434	14,980	14,709
Finance lease liabilities	615	614	383	391
Total automotive debt(b)	$16,247	$16,213	$15,467	$15,204

Fair value utilizing Level 1 inputs		$15,065		$14,366
Fair value utilizing Level 2 inputs		$1,148		$838

Available under credit facility agreements(c)		$13,913		$13,793
Weighted-average interest rate on outstanding short-term debt(d)		12.6%		7.3%
Weighted-average interest rate on outstanding long-term debt(d)		5.8%		5.8%
__________
(a)Primarily consists of senior notes.
(b)Includes net discount and debt issuance costs of $445 million and $439 million at December 31, 2025 and 2024.
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

GM Financial The following table presents debt of GM Financial:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$46,904	$47,252	$49,573	$49,753
Unsecured debt	67,127	68,607	64,691	65,258
Total GM Financial debt	$114,031	$115,860	$114,264	$115,010

Fair value utilizing Level 2 inputs		$113,180		$112,941
Fair value utilizing Level 3 inputs		$2,679		$2,070

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 11 for additional information on GM Financial's involvement with VIEs. The weighted-average interest rate on secured debt was 4.92% at December 31, 2025. The revolving credit facilities have maturity dates ranging from 2026 to 2029 and securitization notes payable have maturity dates ranging from 2026 to 2037. At the end of the revolving period, if not renewed, the debt of revolving credit facilities will amortize over a defined period. In the year ended December 31, 2025, GM Financial renewed and upsized revolving credit facilities with total borrowing capacity of $27.8 billion and issued $19.6 billion in aggregate principal amount of securitization notes payable with an initial weighted-average interest rate of 4.65% and maturity dates ranging from 2026 to 2037.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Unsecured debt consists of senior notes, credit facilities, and other unsecured debt. Senior notes outstanding at December 31, 2025 have maturity dates ranging from 2026 to 2035 and have a weighted-average interest rate of 4.41%. In the year ended December 31, 2025, GM Financial issued $10.6 billion in aggregate principal amount of senior notes with an initial weighted-average interest rate of 5.05% and maturity dates ranging from 2027 to 2035.

Unsecured credit facilities and other unsecured debt have maturities of up to five years. The weighted-average interest rate on these credit facilities and other unsecured debt was 7.08% at December 31, 2025.

	Years Ended December 31,
	2025	2024	2023
Automotive interest expense	$727	$846	$911
Automotive Financing - GM Financial interest expense	6,492	6,030	4,685
Total interest expense	$7,219	$6,876	$5,596

The following table summarizes contractual maturities including finance leases at December 31, 2025:

	Automotive	Automotive Financing	Total
2026	$663	$35,143	$35,806
2027	1,881	23,984	25,865
2028	1,623	18,253	19,876
2029	1,081	13,135	14,216
2030	822	10,298	11,120
Thereafter	10,528	14,163	24,691
	$16,599	$114,976	$131,574

Compliance with Debt Covenants Several of our loan facilities, including our revolving credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders, including providing certain subsidiary financial statements. Certain of GM Financial’s secured debt agreements also contain various covenants, including maintaining portfolio performance ratios as well as limits on deferment levels. GM Financial’s unsecured debt obligations contain covenants including limitations on its ability to incur certain liens. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements, or restrict our ability or GM Financial's ability to obtain additional borrowings. No technical defaults or covenant violations existed at December 31, 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 14. Derivative Financial Instruments

Automotive The following table presents the gross fair value amounts of derivative financial instruments and the associated notional amounts in our automotive operations:

	Fair Value Level	December 31, 2025			December 31, 2024
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps	2	$5,825	$97	$2	$4,405	$13	$61
Cash flow hedges(b)
Foreign exchange contracts	2	7,176	23	101	6,555	190	124
Commodity contracts	2	1,243	366	3	2,323	24	103
Total derivative financial instruments		$14,244	$486	$106	$13,283	$227	$288
__________
(a)The gains/losses included in our consolidated income statements and consolidated statements of comprehensive income for the years ended December 31, 2025, 2024, and 2023 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)The effect of cash flow hedges recognized into Accumulated other comprehensive income (loss) on the consolidated statements of comprehensive income included a gain of $385 million for the year ended December 31, 2025 and an insignificant amount for the years ended 2024 and 2023. The effect of cash flow hedges reclassified from Accumulated other comprehensive income (loss) to the consolidated income statements were insignificant for the years ended December 31, 2025, 2024, and 2023. We expect to recognize $367 million in revenues and costs of goods sold over the next 12 months related to amounts included in Accumulated other comprehensive loss.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	December 31, 2025		December 31, 2024
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments
Short-term unsecured debt	$—	$—	$—	$—
Long-term unsecured debt	5,825	(95)	4,405	48
Automotive unsecured debt	$5,825	$(95)	$4,405	$48

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
GM Financial The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	December 31, 2025			December 31, 2024
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps(b)	2	$33,880	$88	$457	$36,145	$32	$621
Cash flow hedges
Interest rate swaps	2	2,302	18	23	1,873	35	4
Foreign currency swaps(c)	2	9,226	580	58	8,363	80	508
Derivatives not designated as hedges(a)
Interest rate contracts	2	122,505	421	637	123,346	833	1,294
Total derivative financial instruments(d)		$167,913	$1,107	$1,175	$169,727	$981	$2,427
__________
(a)The gains/losses included in our consolidated income statements and statements of comprehensive income for the years ended December 31, 2025, 2024, and 2023 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)The effect of fair value hedges in the consolidated income statements include losses of $210 million, $200 million, and an insignificant amount for the years ended December 31, 2025, 2024, and 2023.
(c)The effect of foreign currency cash flow hedges in the consolidated statements of comprehensive income include gains of $538 million, losses of $375 million, and an insignificant amount recognized in Accumulated other comprehensive loss and gains of $649 million, losses of $422 million, and an insignificant amount reclassified from Accumulated other comprehensive loss into income for the years ended December 31, 2025, 2024, and 2023. All amounts reclassified from Accumulated other comprehensive loss were recorded to GM Financial interest, operating, and other expenses in the consolidated income statements. During the next 12 months, we expect an insignificant amount of gains will be reclassified into pre-tax earnings from foreign currency cash flow hedges designated for hedge accounting.
(d)The fair value of derivative instruments that are classified as assets or liabilities available for offset was $520 million and $693 million at December 31, 2025 and 2024. GM Financial held an insignificant amount and $190 million of collateral from counterparties available for netting against GM Financial's asset positions, and posted $615 million and $1.2 billion of collateral to counterparties available for netting against GM Financial's liability positions at December 31, 2025 and 2024.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves.

The following amounts were recorded in the consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	December 31, 2025		December 31, 2024
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$4,633	$17	$6,406	$(6)
Long-term unsecured debt	30,554	676	30,258	1,287
GM Financial unsecured debt	$35,187	$693	$36,664	$1,281
__________
(a)Includes $428 million and $719 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at December 31, 2025 and 2024.

Note 15. Pensions and Other Postretirement Benefits

Employee Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans Defined benefit pension plans covering eligible U.S. hourly employees (hired prior to October 2007) and Canadian hourly employees (hired prior to October 2016) generally provide benefits of negotiated, stated

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

The funding policy for qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable laws and regulations or to directly pay benefit payments where appropriate. In the year ended December 31, 2025, all legal funding requirements were met. The following table summarizes contributions made to the defined benefit pension plans:

	Years Ended December 31,
	2025	2024	2023
U.S. hourly and salaried	$67	$526	$357
Non-U.S.	134	653	395
Total	$201	$1,179	$753

We expect to make insignificant contributions to our U.S. pension plans and up to $390 million in contributions to our non-U.S. pension plans in 2026.

Other Postretirement Benefit Plans Certain hourly and salaried defined benefit plans provide postretirement medical, dental, legal service, and life insurance to eligible U.S. and Canadian retirees and their eligible dependents. Certain other non-U.S. subsidiaries have postretirement benefit plans, although most non-U.S. employees are covered by government sponsored or administered programs. We made contributions to the U.S. OPEB plans of $286 million, $285 million, and $295 million in the years ended December 31, 2025, 2024, and 2023. Plan participants' contributions were insignificant in the years ended December 31, 2025, 2024, and 2023.

Defined Contribution Plans We have defined contribution plans for eligible U.S. salaried and hourly employees that provide discretionary matching contributions. Contributions are also made to certain non-U.S. defined contribution plans. We made contributions to our defined contribution plans of $915 million, $908 million, and $742 million in the years ended December 31, 2025, 2024, and 2023.

Significant Plan Amendments, Benefit Modifications, and Related Events

Other Remeasurements As part of our collective bargaining agreement with the UAW in 2023, we amended the U.S. Hourly Pension Plan to increase the monthly basic benefit by $5.00 a month for active plan members and to provide an annual contribution of $500 to eligible retirees and surviving spouses for the duration of the contract. These changes increased our pension obligation by $791 million for the year ended December 31, 2023.

In the three months ended December 31, 2024, we completed a $699 million annuity purchase for salaried retirees in the U.S. This resulted in an insignificant non-operating pension settlement.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Pension and OPEB Obligations and Plan Assets

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Change in benefit obligations
Beginning benefit obligation	$40,142	$11,604	$4,337	$44,481	$13,140	$4,701
Service cost	94	168	9	113	156	10
Interest cost	1,995	479	219	2,132	505	226
Amendments	—	—	—	15	51	—
Actuarial (gains) losses	1,142	(101)	91	(1,600)	(350)	(179)
Benefits paid	(4,172)	(996)	(363)	(4,140)	(931)	(363)
Foreign currency translation adjustments	—	917	51	—	(882)	(95)
Curtailments, settlements, and other	8	(29)	26	(859)	(85)	37
Ending benefit obligation	39,209	12,042	4,372	40,142	11,604	4,337
Change in plan assets
Beginning fair value of plan assets	38,298	9,121	—	42,287	9,819	—
Actual return on plan assets	4,353	355	—	487	288	—
Employer contributions	67	134	338	526	653	338
Benefits paid	(4,172)	(996)	(363)	(4,140)	(931)	(363)
Foreign currency translation adjustments	—	539	—	—	(610)	—
Settlements and other	6	(40)	25	(862)	(98)	25
Ending fair value of plan assets	38,552	9,113	—	38,298	9,121	—
Ending funded status	$(657)	$(2,929)	$(4,372)	$(1,844)	$(2,483)	$(4,337)
Amounts recorded in the consolidated balance sheets
Non-current assets	$141	$1,647	$—	$—	$1,575	$—
Current liabilities	(67)	(319)	(346)	(68)	(54)	(347)
Non-current liabilities	(731)	(4,257)	(4,025)	(1,776)	(4,004)	(3,990)
Net amount recorded	$(657)	$(2,929)	$(4,372)	$(1,844)	$(2,483)	$(4,337)
Amounts recorded in Accumulated other comprehensive loss
Net actuarial loss	$(3,254)	$(2,459)	$(255)	$(3,953)	$(2,242)	$(152)
Net prior service (cost) credit	(683)	(117)	(6)	(747)	(117)	(5)
Total recorded in Accumulated other comprehensive loss	$(3,937)	$(2,576)	$(261)	$(4,700)	$(2,359)	$(157)

In the year ended December 31, 2025, the actuarial loss included in the benefit obligations was primarily due to a decrease in discount rates.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes the total accumulated benefit obligations (ABO), the ABO and fair value of plan assets for defined benefit pension plans with ABO in excess of plan assets, and the projected benefit obligation (PBO) and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets:

	December 31, 2025		December 31, 2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
ABO	$39,191	$11,914	$40,126	$11,516
Plans with ABO in excess of plan assets
ABO	$4,188	$4,510	$40,126	$4,267
Fair value of plan assets	$3,408	$64	$38,298	$298
Plans with PBO in excess of plan assets
PBO	$4,206	$4,686	$40,141	$4,396
Fair value of plan assets	$3,408	$108	$38,298	$338

The following table summarizes the components of net periodic pension and OPEB expense along with the assumptions used to determine benefit obligations:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.		U.S.	Non-U.S.
Components of expense
Service cost	$166	$177	$10	$185	$165	$10	$173	$173	$9
Interest cost	1,995	479	219	2,132	505	226	2,273	551	236
Expected return on plan assets	(2,593)	(535)	—	(2,740)	(521)	—	(2,922)	(573)	—
Amortization of net actuarial (gains) losses	10	41	(15)	8	46	1	—	32	(23)
Curtailments, settlements, and other	65	10	—	56	18	(1)	126	33	2
Net periodic pension and OPEB (income) expense	$(357)	$172	$214	$(359)	$213	$236	$(350)	$216	$224
Weighted-average assumptions used to determine benefit obligations(a)
Discount rate	5.18%	4.84%	5.26%	5.56%	4.68%	5.51%	5.12%	4.41%	5.13%
Weighted-average assumptions used to determine net expense(a)
Discount rate	5.29%	5.21%	5.36%	5.08%	5.10%	5.13%	5.37%	5.33%	5.48%
Expected rate of return on plan assets	6.54%	5.51%	N/A	6.27%	5.25%	N/A	6.30%	5.65%	N/A
__________
(a)    The rate of compensation increase and the cash balance interest crediting rates do not have a significant effect on our U.S. pension and OPEB plans.

The non-service cost components of the net periodic pension and OPEB income are presented in Interest income and other non-operating income, net. Refer to Note 19 for additional information.

U.S. pension plan service cost, which includes administrative expenses and Pension Benefit Guarantee Corporation premiums, were insignificant for the years ended December 31, 2025, 2024, and 2023. Weighted-average assumptions used to determine net expense are determined at the beginning of the period and updated for remeasurements. Non-U.S. pension plan administrative expenses included in service cost were insignificant in the years ended December 31, 2025, 2024, and 2023.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Assumptions

Investment Strategies and Long-Term Rate of Return Detailed periodic studies are conducted by our internal asset management group as well as outside actuaries and are used to determine the long-term strategic mix among asset classes, risk mitigation strategies, and the expected long-term ROA assumptions for the U.S. pension plans. The U.S. study includes a review of alternative asset allocation and risk mitigation strategies, anticipated future long-term performance, and risk of the individual asset classes that comprise the plans' asset mix. Similar studies are performed for the significant non-U.S. pension plans with the assistance of outside actuaries and asset managers. While the studies incorporate data from recent plan performance and historical returns, the expected rate of return on plan assets represents our estimate of long-term prospective rates of return.

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

Derivatives may be used to provide cost effective solutions for rebalancing investment portfolios, increasing or decreasing exposure to various asset classes, and for mitigating risks, primarily interest rate, equity, and currency risks. Equity and fixed income managers are permitted to utilize derivatives as efficient substitutes for traditional securities. Interest rate derivatives may be used to adjust portfolio duration to align with a plan's targeted investment policy and equity derivatives may be used to protect equity positions from downside market losses. Alternative investment managers are permitted to employ leverage, including through the use of derivatives, which may alter economic exposure.

In December 2025, an investment policy study was completed for the U.S. pension plans. As a result, the weighted-average long-term rate of ROA decreased from 6.5% at December 31, 2024 to 6.0% at December 31, 2025. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans.

Target Allocation Percentages The following table summarizes the target allocations by asset category for U.S. and non-U.S. defined benefit pension plans:

	December 31, 2025		December 31, 2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity	16%	9%	11%	9%
Debt	60%	77%	60%	74%
Other(a)	24%	14%	29%	17%
Total	100%	100%	100%	100%
__________
(a)    Primarily includes private equity, real estate, and absolute return strategies, which mainly consist of hedge funds.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Assets and Fair Value Measurements The following tables summarize the fair value of U.S. and non-U.S. defined benefit pension plan assets by asset class:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
U.S. Pension Plan Assets
Common and preferred stocks	$14	$—	$—	$14	$15	$—	$—	$15
Government and agency debt securities(a)	—	12,025	—	12,025	—	11,728	—	11,728
Corporate and other debt securities	—	13,820	—	13,820	—	15,155	—	15,155
Other investments, net(b)(c)	(16)	(3,205)	388	(2,833)	(75)	(3,662)	389	(3,348)
Net plan assets subject to leveling	$(2)	$22,640	$388	23,026	$(60)	$23,221	$389	23,550
Plan assets measured at net asset value
Investment funds				9,841				10,025
Private equity and debt investments				3,216				2,961
Real estate investments				2,645				2,655
Total plan assets measured at net asset value				15,702				15,641
Other plan assets (liabilities), net(d)				(176)				(893)
Net plan assets				$38,552				$38,298

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Non-U.S. Pension Plan Assets
Common and preferred stocks	$—	$—	$—	$—	$98	$—	$—	$98
Government and agency debt securities(a)	—	2,402	6	2,408	—	2,262	5	2,267
Corporate and other debt securities	—	2,149	5	2,154	—	2,336	8	2,344
Other investments, net(b)(c)	2	(99)	36	(61)	8	(151)	35	(108)
Net plan assets subject to leveling	$2	$4,452	$47	4,501	$106	$4,447	$48	4,601
Plan assets measured at net asset value
Investment funds				3,312				3,303
Private equity and debt investments				422				406
Real estate investments				700				689
Total plan assets measured at net asset value				4,434				4,398
Other plan assets (liabilities), net(d)				178				122
Net plan assets				$9,113				$9,121
__________
(a)Includes U.S. and sovereign government and agency issues.
(b)Includes net derivative assets (liabilities).
(c)Level 2 Other investments, net includes approximately $4.1 billion and $3.6 billion of U.S. reverse repurchase agreements at December 31, 2025 and 2024, and approximately $125 million and $185 million of Canadian reverse repurchase agreements at December 31, 2025 and 2024.
(d)Cash held by the plans, net of amounts receivable/payable for unsettled security transactions and payables for investment manager fees, custody fees, and other expenses.

The activity attributable to U.S. and non-U.S. Level 3 defined benefit pension plan investments was insignificant in the years ended December 31, 2025 and 2024.

Investment Fund Strategies Investment funds include hedge funds, funds of hedge funds, equity funds, and fixed income funds. Hedge funds and funds of hedge funds managers typically seek to achieve their objectives by allocating capital across a broad array of funds and/or investment managers. Equity funds invest in U.S. common and preferred stocks as well as similar equity securities issued by companies incorporated, listed, or domiciled in developed and/or emerging market countries. Fixed

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
income funds include investments in high quality funds and, to a lesser extent, high yield funds. High quality fixed income funds invest in government securities, investment-grade corporate bonds, and mortgage and asset-backed securities. High yield fixed income funds invest in high yield fixed income securities issued by corporations, which are rated below investment grade. Other investment funds also included in this category primarily represent multi-strategy funds that invest in broadly diversified portfolios of equity, fixed income, and derivative instruments.

Private equity and debt investments primarily consist of investments in private equity and debt funds. These investments provide exposure to and benefit from long-term equity investments in private companies, including leveraged buy-outs, venture capital, and distressed debt strategies.

Real estate investments include funds that invest in entities that are primarily engaged in the ownership, acquisition, development, financing, sale, and/or management of income-producing real estate properties, both commercial and residential. These funds typically seek long-term growth of capital and current income that is above average relative to public equity funds.

Significant Concentrations of Risk The assets of the pension plans include certain investment funds, private equity and debt investments, and real estate investments. Investment managers may be unable to quickly sell or redeem some or all of these investments at an amount close or equal to fair value in order to meet a plan's liquidity requirements or to respond to specific events such as deterioration in the creditworthiness of any particular issuer or counterparty.

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

Benefit Payments Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our Cash and cash equivalents. The following table summarizes net benefit payments expected to be paid in the future, which include assumptions related to estimated future employee service:

	Pension Benefits		Global OPEB Plans
	U.S. Plans	Non-U.S. Plans
2026	$4,014	$1,042	$351
2027	$3,954	$929	$347
2028	$3,802	$913	$344
2029	$3,607	$896	$342
2030	$3,477	$886	$339
2031–2035	$15,237	$4,181	$1,636

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 16. Commitments, Contingencies, and Uncertainties

Litigation-Related Liability and Indirect Tax-Related Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions, and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At December 31, 2025 and 2024, we had accruals of $1.5 billion and $1.1 billion for such legal actions in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the potential loss. Some matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that cannot be reasonably estimated. Accordingly, while we believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated, it is possible that adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

Opel/Vauxhall Sale In 2017, we sold the Opel/Vauxhall Business to PSA Group, now Stellantis N.V. (Stellantis), under a Master Agreement (the Agreement). We also sold the European financing subsidiaries and branches to Banque PSA Finance S.A. and BNP Paribas Personal Finance S.A. Although the sale reduced our new vehicle presence in Europe, we may still be impacted by actions taken by regulators related to vehicles sold before the sale. General Motors Holdings LLC agreed, on behalf of our wholly owned subsidiary (the Seller), to indemnify Stellantis for certain losses resulting from any inaccuracy of the representations and warranties or breaches of our covenants included in the Agreement and for certain other liabilities, including costs related to certain emissions claims, product liabilities, and recalls. We are unable to estimate any reasonably possible material loss or range of loss that may result from these actions either directly or through an indemnification claim from Stellantis. Certain of these indemnification obligations are subject to time limitations, thresholds, and/or caps as to the amount of required payments.

Currently, various consumer lawsuits have been filed against the Seller and Stellantis in Germany, the UK, Austria, and the Netherlands alleging that Opel and Vauxhall vehicles sold by the Seller violated applicable emissions standards. In addition, we indemnified Stellantis for an immaterial amount for certain recalls that Stellantis has conducted or will conduct, including recalls in certain geographic locations that Stellantis intends to conduct related to Takata inflators in legacy Opel vehicles. We may in the future be required to further indemnify Stellantis relating to certain of its Takata recalls.

Other Litigation-Related Liabilities Various other legal actions, including class actions, governmental investigations, claims, and proceedings are pending against us or our related companies or joint ventures, including, but not limited to, matters arising out of alleged product defects; employment-related matters; product and workplace safety, vehicle emissions, and fuel economy regulations; product warranties; financial services; dealer, supplier, and other contractual relationships; competition issues; product design, manufacture, and performance; consumer protection laws; and environmental protection laws, including laws regulating air emissions, water discharges, waste management, and environmental remediation from stationary sources. We also from time to time receive subpoenas and other inquiries or requests for information from agencies or other representatives of U.S. federal, state, and foreign governments on a variety of issues.

There are several putative class actions pending against GM in the U.S. and Canada alleging that various vehicles sold, including model year 2011–2016 Duramax Diesel Chevrolet Silverado and GMC Sierra vehicles, violate federal and state laws because they release more emissions than a reasonable customer would expect. In July 2023, the two putative class actions pending in the U.S. were dismissed with prejudice and judgment entered in favor of GM, and plaintiffs appealed the dismissal. In August 2024, the Sixth Circuit reversed in part and affirmed in part the dismissal in one of the cases. In June 2025, a different panel in the second case affirmed in part, vacated in part, and remanded for further proceedings. We are currently unable to estimate any reasonably possible material loss or range of loss that may result from these actions. GM is also defending other lawsuits in the U.S. based on these allegations, including a shareholder demand lawsuit.

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

Takata Matters In November 2020, NHTSA directed that we replace the Takata airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and SUVs, and we decided not to contest NHTSA's decision. While we have begun the process of executing the recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the year ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy. At December 31, 2025, our remaining accrual for these matters was $0.4 billion, and we believe the currently accrued amount remains reasonable.

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

ARC Matters In May 2023, we initiated a voluntary recall covering nearly one million 2014–2017 model year Buick Enclave, Chevrolet Traverse, and GMC Acadia SUVs equipped with driver front airbag inflators manufactured by ARC Automotive, Inc. (ARC), and accrued an insignificant amount for the expected costs of the recall. As part of its ongoing investigation into ARC airbag inflators, on September 5, 2023, NHTSA issued an Initial Decision that approximately 52 million frontal driver and passenger airbag inflators manufactured by ARC and Delphi Automotive Systems LLC over a roughly 20-year period contain a safety-related defect and must be recalled. On July 31, 2024, NHTSA issued a Supplemental Initial Decision reaffirming its September 2023 Initial Decision and reopening the administrative record to additional public comments. The Initial Decision and the Supplemental Initial Decision are primarily based on the occurrence of seven field ruptures involving ARC-manufactured frontal airbag inflators. We are continuing to investigate the cause of the ruptures in GM vehicles in connection with our existing recalls. On December 13, 2024, NHTSA issued a memorandum indicating that, based on the public comments it had received to date, the agency would be "conducting additional investigation of the issues related to the Supplemental Initial Decision." As indicated in GM's filed comments in the record, we do not believe that further GM vehicle recalls are necessary or appropriate at this time. However, depending on the outcome of the dispute between NHTSA and ARC, and the possibility of additional recalls, the cost of which may not be fully recoverable, it is reasonably possible that the costs associated with these matters in excess of amounts accrued could be material, but we are unable to provide an estimate of the amounts or range of reasonably possible material loss at this time.

There are several putative class actions that have been filed against GM, including in the U.S., Canada, and Israel, arising out of allegations that airbag inflators manufactured by ARC are defective. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of reasonably possible material loss.

Chevrolet Bolt Recall In July 2021, we initiated a voluntary recall for certain 2017–2019 model year Chevrolet Bolt EVs due to the risk that two manufacturing defects present in the same battery cell could cause a high voltage battery fire in certain of these vehicles. After further investigation into the manufacturing processes at our battery supplier, LGES, and disassembling battery packs, we determined that the risk of battery cell defects was not confined to the initial recall population. As a result, in August 2021, we expanded the recall to include all 2017–2022 model year Chevrolet Bolt EV and Chevrolet Bolt Electric Utility Vehicles (EUVs). LG Electronics, Inc. and LGES (collectively, LG), have agreed to reimburse GM for certain costs and expenses associated with the recall. The commercial negotiations with LG also resolved other commercial matters associated with our Ultium Cells Holdings LLC joint venture with LGES. Accordingly, as of December 31, 2025, we had accrued a total of $2.7 billion and recognized receivables totaling $1.7 billion in connection with these matters. At December 31, 2025, our

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
remaining accrual for these matters was $0.3 billion. These charges reflect our current best estimate for the cost of the recall remedy, which includes non-traditional recall remedies provided by GM to enhance customer satisfaction. The actual costs of the recall could be materially higher or lower.

In addition, putative class actions have been filed against GM in the U.S. and Canada alleging that the batteries contained in the Bolt EVs and EUVs included in the recall population are defective. GM has agreed to settle the U.S. class actions for an immaterial amount and the settlement was given final approval by the court in the three months ended December 31, 2025.

Privacy and Consumer Protection Matters There are putative class actions pending against GM in federal courts in the U.S. alleging violations of state and federal privacy and consumer protection laws related to the collection and use of certain consumer data obtained through our former OnStar Smart Driver product. In June 2024, those class actions were consolidated into a multi-district litigation proceeding in the Northern District of Georgia. In addition, several states have filed enforcement lawsuits against us, and other state attorneys general have opened investigations or made inquiries of us relating to these alleged consumer protection and privacy issues. The Company resolved a Federal Trade Commission investigation through an agreed administrative consent order. The Company is defending litigation filed against us and fully cooperating with agencies and attorneys general that are conducting investigations. As of December 31, 2025, we had accrued $0.5 billion in connection with these investigations and litigations. At this stage, we are not able to estimate any reasonably possible or probable material loss or range of loss that may result from these actions beyond this accrual.

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

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2026 to 2030, or upon the occurrence of specific events, or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on royalties received associated with vehicles sold to date were $3.5 billion and $3.7 billion for these guarantees at December 31, 2025 and 2024, the majority of which relates to the indemnification agreements.

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

Credit Cards Credit card programs offer rebates that can be applied primarily against the purchase or lease of our vehicles. At December 31, 2025 and 2024, our redemption liability was insignificant, our deferred revenue was $435 million and $425 million, and qualified cardholders had rebates available, net of deferred program revenue, of $1.0 billion and $1.1 billion. Our redemption liability and deferred revenue are recorded in Accrued liabilities and Other liabilities.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplier Finance Programs Third-party finance providers offer certain suppliers the option for payment in advance of their invoice due date through financing programs that we established. We retain our obligation to the participating suppliers, and we make payments directly to the third-party finance providers on the original invoice due date pursuant to the original invoice terms. There are no assets pledged as security or other forms of guarantees provided for committed payments. Our outstanding eligible balances under our supplier finance programs were $1.1 billion and $0.9 billion at December 31, 2025 and 2024, which are recorded in Accounts payable (principally trade).

The following table represents the change in the supplier finance program obligation (dollars in billions):

	Year Ended December 31,
	2025	2024
Confirmed obligations outstanding at the beginning of the year	$0.9	$1.3
Invoices confirmed during the year	11.1	$11.8
Confirmed paid during the year	(11.0)	$(12.2)
Confirmed obligations outstanding at the end of the year	$1.1	$0.9

Indirect Tax-Related Matters Tax matters not subject to the provision of Accounting Standards Codification 740, "Income Taxes" that pertain to value added taxes, customs, duties, sales tax, property taxes, and other non-income tax exposures are evaluated globally. For indirect tax-related matters, we estimate our reasonably possible loss in excess of amounts accrued to be up to $7.0 billion at December 31, 2025. Certain indirect tax-related administrative proceedings may require that we deposit funds in escrow or provide an alternative form of security. We are not able to estimate the timing or amount of potential deposits and currently believe any required amounts will not be material.

Emissions-Related Uncertainties We are subject to state and federal governmental regulations, as well as regulations from governments outside of the U.S., relating to fuel economy standards and GHG emissions. There are several methods to comply with these regulations that we have utilized and may continue to utilize, including, but not limited to, increasing production and sales of certain vehicles; curtailing production of certain vehicles; certain technology changes; the purchase of credits from third parties; and/or the payment of civil penalties. Recently, the U.S. Government began to take actions to reduce the stringency and/or scope of these regulations. During the year ended December 31, 2025, the Act set the civil penalties for noncompliance with CAFE standards to zero for all non-finalized model years, and NHTSA submitted a proposal for the 2022–2031 model years that would reduce the stringency from what was previously finalized. The EPA also proposed to remove GHG regulations for light-, medium-, and heavy-duty on-highway vehicles on a retrospective and prospective basis. We expect any final action to alter U.S. CAFE and/or GHG regulations to be subject to legal challenges that could result in the revised rules being vacated until conclusion of the legal proceedings, which is unlikely to occur in the near term.

Under current regulations, shortfalls to certain emissions standards could result in legal or regulatory proceedings, the recall or decertification of one or more of our products, negotiated remedial actions, fines and penalties, and/or restricted product offerings. Based on our current and forecasted sales mix, we currently have, and expect to continue to have shortfalls in complying with current U.S. regulations. We recorded compliance-related costs of $0.9 billion, $1.0 billion, and $0.7 billion in the years ended December 31, 2025, 2024, and 2023 in Automotive and other cost of sales. Our compliance-related costs in the year ended December 31, 2025 include an insignificant charge to write off acquired CAFE credits and $0.4 billion related to the GHG regulations that the EPA has proposed to remove. Additional compliance costs, under current regulations, including potential fines and penalties, are not reasonably estimable and could be substantial. In the years ended December 31, 2025, 2024, and 2023, we paid $0.4 billion, $2.0 billion, and $0.5 billion to purchase credits to facilitate our compliance with regulations. At December 31, 2025 and 2024, the carrying amount of our acquired credits was $1.4 billion and $2.1 billion, of which we expect that $1.1 billion may be subject to impairment in the near term should the EPA remove GHG regulations.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 17. Income Taxes

	Years Ended December 31,
	2025	2024	2023
U.S. income (loss)	$(42)	$9,715	$6,284
Non-U.S. income (loss)	3,159	(1,196)	4,119
Income (loss) before income taxes	$3,117	$8,519	$10,403

	Years Ended December 31,
	2025	2024	2023
Current income tax expense (benefit)
U.S. federal	$133	$202	$240
U.S. state and local	211	309	490
Non-U.S.	1,243	676	874
Total current income tax expense (benefit)	1,587	1,188	1,605
Deferred income tax expense (benefit)
U.S. federal	(789)	891	(120)
U.S. state and local	(177)	101	(43)
Non-U.S.	(283)	376	(878)
Total deferred income tax expense (benefit)	(1,249)	1,368	(1,041)
Total income tax expense (benefit)	$338	$2,556	$563

The Non-U.S. deferred income tax benefit in the year ended December 31, 2023 relates primarily to the release of a valuation allowance in Korea.

Provisions are made for estimated U.S. and non-U.S. income taxes which may be incurred on the reversal of our basis differences in investments in foreign subsidiaries and corporate joint ventures not deemed to be indefinitely reinvested. Taxes have not been provided on basis differences in investments primarily as a result of earnings in foreign subsidiaries which are deemed indefinitely reinvested of $7.6 billion and $6.1 billion at December 31, 2025 and 2024. We have indefinitely reinvested basis differences related to investments in non-consolidated China JVs of $1.4 billion at December 31, 2025 and December 31, 2024 as a result of fresh-start reporting. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested basis differences is not practicable. Refer to Note 8 for additional information regarding the decrease in our basis differences related to investments in nonconsolidated affiliates from fresh-start reporting.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2025
	In USD	Percent of Pre-tax Income
U.S. federal statutory tax rate	$655	21.0%
State and local tax expense(a)	77	2.5%
Foreign tax effects
China	126	4.0%
Mexico
Statutory tax rate difference between Mexico and U.S.	120	3.8%
Other	(48)	(1.5)%
Germany
Changes in valuation allowances	(367)	(11.8)%
Changes in tax laws or rates	421	13.5%
Other	9	0.3%
Other foreign jurisdictions	(21)	(0.7)%
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	33	1.1%
Tax credits
Research and development tax credits	(478)	(15.3)%
Other	(95)	(3.1)%
Changes in valuation allowances	(40)	(1.3)%
Nontaxable or nondeductible items
IRA credits	(181)	(5.8)%
Other	(18)	(0.6)%
Changes in unrecognized tax benefits	(91)	(2.9)%
Equity income or loss	126	4.0%
Other adjustments	107	3.4%
Total income tax expense (benefit)	$338	10.8%
__________
(a)State taxes in California, Michigan, Illinois, Florida, New Jersey, Pennsylvania, Minnesota, and Wisconsin made up the majority of the tax effect in this category.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2024	2023
Income tax expense at U.S. federal statutory income tax rate	$1,789	$2,185
State and local tax expense (benefit)	323	348
Non-U.S. income taxed at other than the U.S. federal statutory tax rate	130	203
U.S. tax impact on Non-U.S. income and activities	(49)	(62)
Change in valuation allowances	46	(1,061)
Change in tax laws	9	25
General business credits and manufacturing incentives	(906)	(966)
Settlements of prior year tax matters	—	23
Realization of basis differences in affiliates	(45)	—
Foreign currency remeasurement	73	(62)
Equity income or loss	982	(101)
Other adjustments	204	31
Total income tax expense (benefit)	$2,556	$563
Deferred Income Tax Assets and Liabilities Deferred income tax assets and liabilities at December 31, 2025 and 2024 reflect the effect of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured based on tax laws, as well as tax loss and tax credit carryforwards. The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31, 2025	December 31, 2024
Deferred tax assets
Postretirement benefits other than pensions	$1,062	$1,024
Pension and other employee benefit plans	989	1,421
Warranties, dealer and customer allowances, claims, and discounts	4,803	4,215
U.S. capitalized research expenditures	9,704	10,111
U.S. operating loss and tax credit carryforwards(a)	7,237	6,582
Non-U.S. operating loss and tax credit carryforwards(b)	5,550	5,239
Deferred revenue	2,162	1,565
Miscellaneous	3,429	2,737
Total deferred tax assets before valuation allowances	34,936	32,894
Less: valuation allowances	(6,842)	(6,529)
Total deferred tax assets	28,094	26,365
Deferred tax liabilities
Property, plant, and equipment	5,087	5,111
Intangible assets	631	635
Total deferred tax liabilities	5,718	5,746
Net deferred tax assets	$22,376	$20,619
__________
(a)At December 31, 2025, U.S. operating loss deferred tax assets were $385 million, where $129 million can be carried forward indefinitely and $256 million will expire by 2045, if not utilized. At December 31, 2025, U.S. tax credit carryforwards were $6.9 billion, where $484 million can be carried forward indefinitely and $6.4 billion will expire by 2045, if not utilized.
(b)At December 31, 2025, Non-U.S. operating loss deferred tax assets were $5.5 billion, where $5.1 billion can be carried forward indefinitely and $339 million will expire by 2045, if not utilized. At December 31, 2025, Non-U.S. tax credit carryforwards were $67 million, all of which will expire by 2045, if not utilized.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Valuation Allowances During the years ended December 31, 2025 and 2024, valuation allowances against deferred tax assets of $6.8 billion and $6.5 billion were comprised of cumulative losses, credits, and other timing differences, primarily in Germany, Spain, the U.S., and Brazil.

Uncertain Tax Positions The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$586	$585	$520
Additions to current year tax positions	89	108	45
Additions to prior years' tax positions	10	28	72
Reductions to prior years' tax positions	(94)	(109)	(15)
Reductions in tax positions due to lapse of statutory limitations	(18)	(7)	(19)
Settlements	(1)	(8)	(18)
Other	4	(11)	—
Balance at end of period	$576	$586	$585

At December 31, 2025 and 2024, there were $417 million and $415 million of unrecognized tax benefits that if recognized would favorably affect our effective tax rate in the future. In the years ended December 31, 2025, 2024, and 2023, income tax-related interest and penalties were insignificant. At December 31, 2025 and 2024, liabilities for income tax-related interest and penalties were insignificant.

Income Taxes Paid

Year Ended December 31, 2025
U.S. federal	$277
U.S. state	314
Non-U.S.	957
Total income taxes paid, net	$1,548

Income taxes paid, net, for the periods ended December 31, 2024 and 2023 were $1.5 billion and $1.7 billion. Income taxes paid exceeds 5% of total income taxes paid, net of refunds, in the following jurisdictions. No individual state represents 5% of the total income taxes paid.

Year Ended December 31, 2025
Foreign
Canada	$364
Mexico	$354

Other Matters Income tax returns are filed in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 2011 to 2025 with various significant tax jurisdictions. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing, or inclusion of revenue and expenses, or the sustainability of income tax credits for a given audit cycle.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 18. Restructuring and Other Initiatives

We have executed various restructuring and other initiatives and we may execute additional initiatives in the future, if necessary, to streamline manufacturing capacity and reduce other costs to improve the utilization of remaining facilities. To the extent these programs involve voluntary separations, a liability is generally recorded at the time offers to employees are accepted. To the extent these programs provide separation benefits in accordance with pre-existing agreements, a liability is recorded once the amount is probable and reasonably estimable. If employees are involuntarily terminated, a liability is generally recorded at the communication date. Related charges are recorded in Automotive and other cost of sales and Automotive and other selling, general, and administrative expense.

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of period	$1,243	$779	$520
Additions, interest accretion, and other	4,939	1,790	1,831
Payments	(2,141)	(1,303)	(1,597)
Revisions to estimates and effect of foreign currency	(93)	(22)	25
Balance at end of period	$3,948	$1,243	$779

We have made significant investments and contractual commitments in the development of EVs to help our vehicle fleet comply with emissions and fuel economy regulations that were scheduled to become increasingly stringent. Following recent U.S. Government policy changes, including the termination of certain consumer tax incentives for EV purchases and the reduction in the stringency of emissions regulations, industry-wide consumer demand for EVs in North America began to slow in 2025. In the three months ended September 30, 2025 and December 31, 2025, we reassessed our EV capacity and manufacturing footprint to align to expected consumer demand and U.S. Government policy and recorded charges of $1.6 billion and $6.0 billion. For the year ended December 31, 2025, we recorded total charges in GMNA of $7.9 billion. These charges include non-cash impairment and other charges of $3.2 billion, which are not reflected in the table above and cash related charges of $4.7 billion, of which $4.3 billion are reflected in the table above, primarily consisting of supplier commercial settlements, contract cancellation fees, battery cell JV settlements, and other charges that will have a cash impact when paid. The non-cash impairment charges include the cost of writing down EV-related tooling and equipment to its nominal salvage value. We incurred cash outflows of $400 million in the year ended December 31, 2025 related to these charges. While we have completed the reassessment of our EV capacity and manufacturing footprint, we expect to recognize additional material cash and non-cash charges in 2026 related to continued commercial negotiations with our supply base. We expect such charges will be significantly less than the EV-related charges incurred in 2025. In addition, should the EPA remove GHG regulations, we expect that $1.1 billion of the total $1.4 billion carrying amount of our acquired credits may be subject to impairment in the near term.

In the years ended December 31, 2025, 2024, and 2023, restructuring and other initiatives included strategic activities in GMNA related to Buick dealerships. We recorded no charges and incurred $718 million in cash outflows resulting from these dealer restructurings in the year ended December 31, 2025, in addition to the charges of $964 million and $569 million and cash outflows of $530 million and $674 million in the years ended December 31, 2024 and 2023. Cumulatively, we have incurred charges of approximately $2.0 billion and cash outflows of $2.0 billion related to this initiative, which is complete as of December 31, 2025.

In October 2023, Cruise voluntarily paused all of its driverless, supervised, and manual AV operations in the U.S. while it examined its processes, systems, and tools. In conjunction with these actions, Cruise recorded charges before noncontrolling interest of $529 million in the year ended December 31, 2023, which included non-cash restructuring charges of $250 million. In June 2024, Cruise indefinitely delayed the Cruise Origin and recognized primarily non-cash charges before noncontrolling interest of $631 million. In December 2024, in conjunction with GM’s announcement of its decision to no longer fund Cruise’s robotaxi development work and its plans to combine the Cruise and GM technical efforts to advance autonomous and assisted driving, Cruise recorded net charges before noncontrolling interest of $522 million, which included net non-cash restructuring charges of $173 million. The non-cash restructuring charges are not reflected in the table above. In the year ended December

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
31, 2025, we incurred $347 million of cash outflows and reversed $76 million of restructuring accruals associated with Cruise. Cumulatively, we have incurred $633 million of cash outflows resulting from these restructuring activities. These restructuring activities are complete as of December 31, 2025.

In March 2023, we announced a voluntary separation program (VSP) to accelerate attrition related to the cost reduction program announced in January 2023. We recorded charges in GMNA of $1.0 billion in the year ended December 31, 2023, primarily related to employee separation charges of $905 million, which are reflected in the table above, and non-cash pension curtailment and settlement charges of approximately $130 million, not reflected in the table above. We incurred insignificant cash outflows in the year ended December 31, 2024 and cash outflows of $820 million in the year ended December 31, 2023. This program is complete as of December 31, 2024.

In the year ended December 31, 2024, we recorded restructuring charges of $200 million, primarily in GMNA, related to employee separations. We incurred insignificant cash outflows in the year ended December 31, 2025 and cash outflows of $163 million in the year ended December 31, 2024. This program is substantially complete as of December 31, 2025.

In the years ended December 31, 2025 and 2024, we announced various restructuring actions in GMI and recorded restructuring charges before noncontrolling interest of $170 million in 2024 primarily due to our decision to close our manufacturing operations in Colombia and Ecuador. The $170 million restructuring charges primarily related to employee separations and supplier-related charges of $88 million, which are included in the table above, and non-cash restructuring charges of $79 million primarily related to accelerated depreciation and amortization, which are not reflected in the table above. We incurred insignificant cash outflows in the years ended December 31, 2025 and 2024, and the 2024 program is substantially complete as of December 31, 2025.

Note 19. Interest Income and Other Non-Operating Income

	Years Ended December 31,
	2025	2024	2023
Non-service pension and OPEB income (loss)	$244	$191	$184
Interest income	854	967	1,109
Licensing agreements income	196	211	172
Revaluation of investments	274	(225)	(77)
Other	(31)	112	149
Total interest income and other non-operating income, net	$1,535	$1,257	$1,537

Note 20. Stockholders’ Equity and Noncontrolling Interests

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at December 31, 2025 and 2024. We had 904 million and 995 million shares of common stock issued and outstanding at December 31, 2025 and 2024.

Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our dividends declared per common share were $0.57, $0.48, and $0.36 and our total dividends paid on common stock were $538 million, $530 million, and $477 million for the years ended December 31, 2025, 2024, and 2023. Holders of common stock are entitled to one vote per share on all matters submitted to our stockholders for a vote. The liquidation rights of holders of our common stock are secondary to the payment or provision for payment of all our debts and liabilities and to holders of our preferred stock, if any such shares are then outstanding.

In the year ended December 31, 2023, we entered into ASR agreements to repurchase an aggregate amount of $10.0 billion of our common stock under our authorized share repurchase program, and immediately received and retired 215 million shares of our common stock. In the year ended December 31, 2024, we received and retired 29 million additional shares upon settlement of the transactions contemplated under the ASR agreements. Upon settlement, the amount over par was allocated on a pro-rata basis, between Additional paid-in capital and Retained earnings.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In February 2025, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion, which was used to execute an ASR program to repurchase an aggregate amount of $2.0 billion of our outstanding common stock. Pursuant to the agreements entered into in connection with the ASR, we advanced the $2.0 billion and received an initial delivery of approximately 33 million shares of our common stock with a value of $1.6 billion, which were immediately retired. In the year ended December 31, 2025, we received and retired 43 million shares upon settlement of the transactions contemplated under these ASR agreements. The final number of shares received was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreements, less a discount pursuant to the terms and conditions of the ASR agreements. Upon settlement, the amount over par was allocated on a pro-rata basis, between Additional paid-in capital and Retained earnings.

In January 2026, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion.

In the years ended December 31, 2025, 2024, and 2023, in addition to shares received under the ASR programs, we purchased approximately 61 million, 140 million, and 30 million shares of our outstanding common stock for $4.0 billion, $7.1 billion, and $1.1 billion. Shares are immediately retired upon purchase and the amount of the purchase price over par is allocated on a pro-rata basis, subject to the availability of paid-in capital calculated on a per-share basis, between Additional paid-in capital and Retained earnings.

Cruise Common and Preferred Shares In February 2025, we acquired all of the Cruise common shares and Cruise Class F and Class G Preferred Shares held by noncontrolling shareholders for an insignificant amount. We have completed the process of compensating the former Cruise Shareholders.

The effect on the equity attributable to us for changes in our ownership interest in Cruise was insignificant in the years ended December 31, 2025 and 2023, and a decrease in Additional paid-in capital of $0.9 billion during the year ended December 31, 2024. Net income attributable to shareholders and transfers to the noncontrolling interest in Cruise and other subsidiaries was $3.2 billion, which included a $538 million increase in equity attributable to us primarily due to the redemption of Cruise preferred shares in the year ended December 31, 2025; $7.0 billion, which included a $1.0 billion increase in equity attributable to us primarily due to the redemption of Cruise preferred shares in the year ended December 31, 2024; and $10.3 billion in the year ended December 31, 2023.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes the significant components of Accumulated other comprehensive loss:

	Years Ended December 31,
	2025	2024	2023
Foreign Currency Translation Adjustments
Balance at beginning of period	$(3,630)	$(2,457)	$(2,776)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)(c)	353	(1,173)	319
Balance at end of period	$(3,277)	$(3,630)	$(2,457)

Defined Benefit Plans
Balance at beginning of period	$(7,669)	$(7,665)	$(4,851)
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment(a)	334	(207)	(3,706)
Tax benefit (expense)	(83)	(91)	838
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment, net of tax(a)	251	(298)	(2,868)
Reclassification adjustment, net of tax(c)	88	294	54
Other comprehensive income (loss), net of tax	339	(4)	(2,814)
Balance at end of period(d)	$(7,330)	$(7,669)	$(7,665)

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at beginning of period	$86	$(20)	$(21)
Other comprehensive income (loss) and noncontrolling interest before reclassification adjustment, net of tax(a)(c)	899	(313)	101
Reclassification adjustment, net of tax(c)	(759)	420	(99)
Other comprehensive income (loss), net of tax(a)(c)	140	106	1
Balance at end of period	$226	$86	$(20)
__________
(a)    The noncontrolling interests were insignificant in the years ended December 31, 2025, 2024, and 2023.
(b)    The reclassification adjustment was insignificant in the years ended December 31, 2025, 2024, and 2023.
(c)    The income tax effect was insignificant in the years ended December 31, 2025, 2024, and 2023.
(d)    Primarily consists of unamortized actuarial loss on our defined benefit plans.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 21. Earnings Per Share

Basic and diluted EPS are computed by dividing Net income attributable to common stockholders by the weighted-average common shares outstanding in the period. Diluted EPS is computed by giving effect to all potentially dilutive securities that are outstanding using the treasury stock method for awards under stock incentive plans.

	Years Ended December 31,
	2025	2024	2023
Basic earnings per share
Net income (loss) attributable to stockholders	$2,697	$6,008	$10,127
Adjustments(a)	483	1,181	(106)
Net income (loss) attributable to common stockholders	$3,180	$7,189	$10,022

Weighted-average common shares outstanding	955	1,115	1,364

Basic earnings per common share	$3.33	$6.45	$7.35
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$3,180	$7,189	$10,022

Weighted-average common shares outstanding – basic	955	1,115	1,364
Dilutive effect of awards under stock incentive plans	17	13	6
Weighted-average common shares outstanding – diluted	973	1,129	1,369

Diluted earnings per common share	$3.27	$6.37	$7.32

Potentially dilutive securities(b)	—	—	23
__________
(a)Includes a $593 million and $1.2 billion return from the preferred shareholders related to the redemption of Cruise preferred shares from noncontrolling interest holders for the years ended December 31, 2025 and 2024.
(b)Potentially dilutive securities attributable to outstanding stock options and RSUs at December 31, 2023 were excluded from the computation of diluted EPS because the securities would have had an antidilutive effect.

Note 22. Stock Incentive Plans

GM Stock Incentive Awards We grant to certain employees RSUs, PSUs, and stock options (collectively, stock incentive awards) under our 2020 LTIP and prior to the 2020 LTIP, under our 2017 and 2014 LTIP. To the extent any shares remain available for issuance under the 2017 LTIP and/or the 2014 LTIP, such shares will only be used to settle outstanding awards that were previously granted under such plans prior to the approval of the 2020 LTIP in June 2020. The awards under the plans are subject to forfeiture if the participant leaves the Company for reasons other than those permitted under the plans such as retirement, death, or disability.

RSU awards granted ratably vest generally over a three-year service period, as defined in the terms of each award. PSU awards vest at the end of a three-year performance period, based on performance criteria determined by the Executive Compensation Committee of the Board of Directors at the time of award. The number of shares earned, or units paid in cash, may equal, exceed, or be less than the targeted number depending on whether the performance criteria are met, surpassed, or not met. Our service-based stock options vest ratably over three years. Stock options expire 10 years from the grant date.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Equity-Classified Awards

	Shares (in millions)	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term in Years
Units outstanding at January 1, 2025	34.9	$31.52	3.0
Granted	8.6	$50.88
Settled	(15.0)	$26.56
Forfeited or expired	(3.9)	$46.51
Units outstanding at December 31, 2025(a)	24.6	$39.01	2.1
__________
(a)     Includes the target amount of PSUs.

There were no stock options issued during the years ended December 31, 2025 and 2024. Our weighted-average assumptions used to value our stock options are a dividend yield of 1.90%, expected volatility of 34.0%, a risk-free interest rate of 3.70%, and an expected option life of 6.00 years for options issued during the year ended December 31, 2023. The expected volatility is based on the average of the implied volatility of publicly traded options for our common stock.

Total compensation expense related to the above awards was $334 million, $332 million, and $340 million in the years ended December 31, 2025, 2024, and 2023.

At December 31, 2025, the total unrecognized compensation expense for nonvested equity awards granted was $267 million. This expense is expected to be recorded over a weighted-average period of 1.6 years. The total fair value of stock incentive awards vested was $349 million, $257 million, and $425 million in the years ended December 31, 2025, 2024, and 2023.

Liability-Classified Awards We grant certain employees stock incentive awards that are payable in cash. The total compensation expense and cash paid to settle these awards was insignificant in the years ended December 31, 2025, 2024, and 2023.

Cruise Stock Incentive Awards Cruise granted RSUs that settled in common shares of Cruise Holdings in the years ended December 31, 2024 and 2023. Beginning in March 2022, holders of Cruise Class B Common Shares issued to settle vested awards could tender their shares. A final tender offer was completed in April 2024, after which substantially all remaining outstanding unvested Cruise RSUs were exchanged by participants for unvested cash payment rights. No remaining Cruise RSUs are outstanding.

Total compensation expense related to Cruise Holdings' share-based awards was insignificant for the years ended December 31, 2025 and 2024, and was $0.4 billion for the year ended December 31, 2023. GM conducted quarterly tender offers and paid approximately $0.2 billion and $0.3 billion in cash to settle tendered Cruise Class B Common Shares during the years ended December 31, 2024 and 2023.

Note 23. Segment Reporting

Our chief operating decision-maker, who is Chair and Chief Executive Officer, analyzes the results of our business through the following reportable segments: GMNA, GMI, and GM Financial. Our chief operating decision-maker evaluates the operating results and performance of our Automotive operations through EBIT-adjusted, which is presented net of noncontrolling interests. Our chief operating decision-maker evaluates GM Financial through EBT-adjusted because interest income and interest expense are an integral part of its operational and financial performance. These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and among geographic regions, and to monitor budget-to-actual variances on a monthly basis. To manage operations and make decisions regarding resource allocations, our chief operating decision-maker is regularly provided and reviews expense information at a consolidated, functional level for our global purchasing and supply chain, manufacturing, and engineering functions. Warranty and quality metrics are also viewed on a consolidated basis. Currently, a focus is being placed on driving an efficient, consolidated fixed cost structure and managing overall global headcount. Vehicle-level profitability metrics are also reviewed during the planning stage and throughout a program's life cycle on a forecasted basis, and not on an actual basis. Each segment has a manager responsible for executing our strategic initiatives.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Substantially all of the trucks, crossovers, cars, and automobile parts produced are marketed through retail dealers in North America and through distributors and dealers outside of North America, the substantial majority of which are independently owned. In addition to the products sold to dealers for consumer retail sales, trucks, crossovers, and cars are also sold to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies, and governments. Fleet sales are completed through the dealer network and in some cases directly with fleet customers. Retail and fleet customers can obtain a wide range of after-sale vehicle services and products through the dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories, and extended service warranties.

GMNA meets the demands of customers in North America and GMI primarily meets the demands of customers outside North America with vehicles developed, manufactured, and/or marketed under the Buick, Cadillac, Chevrolet, and GMC brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily China, with vehicles developed, manufactured, and/or marketed under the Baojun, Buick, Cadillac, Chevrolet, and Wuling brands. Our Cruise business was pursuing the development and commercialization of AV technology until, in December 2024, we announced plans to refocus our autonomous driving strategy on personal vehicles and no longer fund Cruise's robotaxi development work. Cruise activity includes ongoing costs to be incurred related to the wind down of the robotaxi business. We have combined the GM and Cruise ongoing personal autonomous technical efforts in our GMNA segment. We provide automotive financing services through our GM Financial segment.

Our automotive interest income and interest expense, corporate expenditures, legacy costs from the Opel/Vauxhall Business (primarily pension costs), and certain revenues and expenses that are not part of a reportable segment are recorded centrally in Corporate. Corporate assets primarily consist of cash and cash equivalents, marketable debt securities, and intersegment balances. All intersegment balances and transactions have been eliminated in consolidation.

The following tables summarize key financial information by segment:

	At and For the Year Ended December 31, 2025
	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments
Net sales and revenue	$154,317	$13,427	$1	$17,060	$184,805
Segment expenses and other items(a)	(143,866)	(12,690)	(274)	(14,258)
Earnings (loss) before interest and taxes-adjusted	$10,452	$737	$(273)	$2,802	$13,718
Adjustments(b)	(8,709)	(918)	—	—	(9,627)
Corporate					(1,180)
Eliminations					(4)
Automotive interest income					854
Automotive interest expense					(727)
Net income (loss) attributable to noncontrolling interests					83
Income (loss) before income taxes					$3,117

	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments	Corporate	Eliminations	Total
Net sales and revenue	$154,317	$13,427	$1	$17,060	$184,805	$227	$(13)	$185,019
Equity in net assets of nonconsolidated affiliates	$3,187	$1,073	$—	$1,117	$5,377	$304	$—	$5,681
Goodwill and intangibles	$2,371	$647	$—	$1,348	$4,366	$—	$—	$4,366
Total assets	$162,079	$22,924	$288	$138,820	$324,110	$30,593	$(73,419)	$281,284
Expenditures for property	$8,687	$457	$10	$51	$9,206	$97	$—	$9,303
Depreciation and amortization	$6,489	$466	$5	$4,976	$11,936	$43	$—	$11,980
Impairment charges	$2,571	$38	$—	$—	$2,609	$—	$—	$2,609
Equity income (loss)(c)	$558	$(306)	$—	$39	$291	$(108)	$—	$184
__________
(a)Segment expenses and other items for GMNA and GMI primarily include material and logistics; manufacturing; equity income (loss); selling, general, and administrative people-related costs; advertising; information technology; engineering; professional services; and policy, campaign, and warranty. GM Financial items primarily consist of GM Financial interest expense; leased vehicle depreciation; people-related costs; provision for loan losses; and gains and losses on termination of leased vehicles. Cruise items primarily consist of ongoing costs incurred related to the wind down of Cruise robotaxi activities.
(b)Consists of charges for our EV strategic realignment, legal matters, and Cruise restructuring activities in GMNA; China restructuring actions in GMNA and GMI; and separation and exit costs in GMI.
(c)Equity loss associated with our Automotive China JVs includes impacts of our portion of restructuring charges. Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Refer to Note 8 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	At and For the Year Ended December 31, 2024
	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments
Net sales and revenue	$157,509	$13,890	$257	$15,875	$187,532
Segment expenses and other items(a)	(142,981)	(13,587)	(1,958)	(12,911)
Earnings (loss) before interest and taxes-adjusted	$14,528	$303	$(1,701)	$2,965	$16,095
Adjustments(b)	(738)	(4,262)	(1,107)	(320)	(6,427)
Corporate					(1,193)
Eliminations					(33)
Automotive interest income					967
Automotive interest expense					(846)
Net income (loss) attributable to noncontrolling interests					(45)
Income (loss) before income taxes					$8,519

	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments	Corporate	Eliminations	Total
Net sales and revenue	$157,509	$13,890	$257	$15,875	$187,532	$206	$(296)	$187,442
Equity in net assets of nonconsolidated affiliates	$4,447	$1,449	$—	$1,206	$7,102	$—	$—	$7,102
Goodwill and intangibles	$1,966	$676	$570	$1,339	$4,551	$—	$—	$4,551
Total assets	$165,905	$21,769	$2,948	$139,156	$329,778	$38,817	$(88,835)	$279,761
Expenditures for property	$10,266	$415	$7	$24	$10,711	$30	$88	$10,830
Depreciation and amortization	$5,963	$506	$25	$4,883	$11,376	$80	$—	$11,456
Impairment charges	$—	$—	$933	$—	$934	$—	$—	$934
Equity income (loss)(c)	$955	$(4,400)	$—	$(256)	$(3,701)	$—	$—	$(3,701)
__________
(a)Segment expenses and other items for Automotive segments primarily include material and logistics; manufacturing; equity income (loss); selling, general, and administrative people-related costs; advertising; information technology; engineering; professional services; and policy, campaign, and warranty. GM Financial items primarily consist of GM Financial interest expense; leased vehicle depreciation; people-related costs; provision for loan losses; and gains and losses on termination of leased vehicles. Cruise items primarily consist of people-related costs.
(b)Consists of charges related to the Buick dealerships and restructuring actions in GMNA; charges related to manufacturing operations wind down in GMI; China restructuring actions in GMI, GMNA, and GM Financial; and charges related to Cruise restructuring and Cruise realignment.
(c)Equity loss associated with our Automotive China JVs includes impacts of the other-than-temporary impairment and our portion of restructuring charges. Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity is integral to the operations of our business by providing battery cells for our EVs. Refer to Note 8 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	At and For the Year Ended December 31, 2023
	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments
Net sales and revenue	$141,445	$15,949	$102	$14,225	$171,720
Segment expenses and other items(a)	(129,139)	(14,739)	(2,797)	(11,239)
Earnings (loss) before interest and taxes-adjusted	$12,306	$1,210	$(2,695)	$2,985	$13,806
Adjustments(b)	(1,604)	217	(478)	—	(1,865)
Corporate					(1,413)
Eliminations					(35)
Automotive interest income					1,109
Automotive interest expense					(911)
Net income (loss) attributable to noncontrolling interests					(287)
Income (loss) before income taxes					$10,403

	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments	Corporate	Eliminations	Total
Net sales and revenue	$141,445	$15,949	$102	$14,225	$171,720	$273	$(151)	$171,842
Equity in net assets of nonconsolidated affiliates	$2,595	$6,348	$—	$1,670	$10,613	$—	$—	$10,613
Goodwill and intangibles	$2,083	$710	$715	$1,354	$4,862	$—	$—	$4,862
Total assets	$155,908	$26,225	$4,555	$130,780	$317,468	$41,271	$(85,675)	$273,064
Expenditures for property	$10,147	$522	$63	$24	$10,757	$15	$198	$10,970
Depreciation and amortization	$6,146	$589	$38	$4,944	$11,717	$21	$—	$11,737
Impairment charges	$—	$—	$209	$—	$209	$—	$—	$209
Equity income (loss)(c)	$196	$440	$—	$138	$773	$—	$—	$773
__________
(a)Segment expenses and other items for Automotive segments primarily include material and logistics; manufacturing; equity income (loss); selling, general, and administrative people-related costs; advertising; information technology; engineering; professional services; and policy, campaign, and warranty. GM Financial items primarily consist of GM Financial interest expense; leased vehicle depreciation; people-related costs; provision for loan losses; and gains and losses on termination of leased vehicles. Cruise items primarily consist of people-related costs.
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

Automotive revenue is attributed to geographic areas based on the country of sale. GM Financial revenue is attributed to the geographic area where the financing is originated. The following table summarizes information concerning principal geographic areas:

	At and For the Years Ended December 31,
	2025		2024		2023
	Net Sales and Revenue	Long-Lived Assets	Net Sales and Revenue	Long-Lived Assets	Net Sales and Revenue	Long-Lived Assets
Automotive
U.S.	$138,108	$37,231	$140,536	$35,986	$127,472	$34,142
Non-U.S.	29,863	14,327	31,070	15,811	30,186	16,054
GM Financial
U.S.	14,577	29,562	13,575	28,129	12,133	27,397
Non-U.S.	2,472	4,250	2,261	3,563	2,051	3,309
Total consolidated	$185,019	$85,369	$187,442	$83,490	$171,842	$80,903

No individual country other than the U.S. represented more than 10% of our total net sales and revenue or long-lived assets, other than Mexico, whose long-lived assets as a percentage of our total long-lived assets were approximately 11% at December 31, 2025 and approximately 12% at December 31, 2024 and 2023.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 24. Supplemental Information for the Consolidated Statements of Cash Flows

The following table summarizes the sources of cash provided by (used in) Change in other operating assets and liabilities and cash paid for interest:

Change in other operating assets and liabilities	Years Ended December 31,
	2025	2024	2023
Accounts receivable	$846	$(846)	$1,183
Wholesale receivables funded by GM Financial, net	2,633	(6,341)	(2,982)
Inventories	626	666	(757)
Change in other assets	214	(2,022)	(685)
Accounts payable	(2,145)	1,284	(398)
Income taxes payable	39	(288)	(121)
Accrued and other liabilities	6,844	6,018	5,582
Total	$9,056	$(1,529)	$1,822

Cash paid for interest
Cash paid for interest (net of amounts capitalized) – Automotive	$539	$777	$863
Cash paid for interest (net of amounts capitalized) – GM Financial	6,092	5,406	4,652
Total cash paid for interest (net of amounts capitalized)	$6,631	$6,183	$5,515

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

*  *  *  *  *  *  *

Item 9A. Controls and Procedures

Disclosure Controls and Procedures We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2025 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, at a reasonable assurance level, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2025, utilizing the criteria discussed in the “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2025. Based on management's assessment, at a reasonable assurance level, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Item 9B. Other Information

On November 17, 2025, Mark Reuss, President, adopted a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K intended to satisfy Rule 10b5-1(c), to sell up to 40,000 shares of GM common stock and up to 230,058 shares of GM common stock issuable upon exercise of vested options between February 16, 2026 and December 31, 2026, subject to certain conditions.

*  *  *  *  *  *  *

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

*  *  *  *  *  *  *

PART III

Items 10, 11, 12, 13, and 14

Information required by Items 10, 11, 12, 13, and 14 of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of the 2025 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except disclosure of our executive officers, which is included in Part I, Item 1 of this report and the disclosures below regarding our Code of Conduct.

Our Code of Conduct: "Winning with Integrity" applies to everyone in our Company and, as applicable, subsidiaries that GM controls and is available at https://investor.gm.com. We intend to satisfy the disclosure requirements regarding an amendment to or waiver from a provision of the Code of Conduct by posting such information on our website.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES
PART IV

Item 15. Exhibits and Financial Statement Schedules

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
4.11
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
10.17*
Form of Performance Share Unit Award Agreement No. 3 under the General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company, filed April 27, 2022
Incorporated by Reference
10.18*
Form of Non-Qualified Stock Option Award Agreement No. 1 under the General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Motors Company filed May 5, 2021
Incorporated by Reference
10.19*
Form of Non-Qualified Stock Option Award Agreement No. 2 under the General Motors Company 2020 Long-Term Incentive Plan incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Motors Company, filed April 27, 2022
Incorporated by Reference
10.20*
Form of Restricted Stock Unit Award Agreement No. 2 under the General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company, filed October 24, 2023
Incorporated by Reference
10.21*
Form of Restricted Stock Unit Award Agreement No. 3 under the General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of General Motors Company, filed January 30, 2024
Incorporated by Reference
10.22*
Form of Restricted Stock Unit Award Agreement No. 4 under the General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company, filed April 23, 2024
Incorporated by Reference
10.23*
Form of Performance Stock Unit Award Agreement No. 4 under the General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Motors Company, filed April 23, 2024
Incorporated by Reference

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Exhibit Number	Exhibit Name
10.24*
Senior Advisor Consulting Agreement between General Motors LLC and Michael Abbott, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company, filed July 23, 2024
Incorporated by Reference
10.25*
Amended Senior Advisor Consulting Agreement between General Motors LLC and Michael Abbott, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Company, filed October 22, 2024
Incorporated by Reference
10.26†
Fifth Amended and Restated 5-Year Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed March 26, 2025
Incorporated by Reference
10.27†
Sixth Amended and Restated 3-Year Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors Company filed March 26, 2025
Incorporated by Reference
10.28†
Seventh Amended and Restated 364-Day Revolving Credit Agreement among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Company filed March 26, 2025
Incorporated by Reference
19
General Motors Company Amended and Restated Insider Trading Policy, dated March 9, 2023, incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K of General Motors Company, filed January 30, 2024
Incorporated by Reference
21	Subsidiaries and Joint Ventures of the Registrant as of December 31, 2025	Filed Herewith
23	Consent of Ernst & Young LLP	Filed Herewith
24	Power of Attorney for Directors of General Motors Company	Filed Herewith
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
97
General Motors Company Amended and Restated Policy on Recoupment of Incentive Compensation, dated August 14, 2023, incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K of General Motors Company filed January 30, 2024
Incorporated by Reference
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (Inline XBRL) includes: (i) the Consolidated Income Statements, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements
Filed Herewith
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
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

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ MARY T. BARRA
Mary T. Barra Chair and Chief Executive Officer
Date:	January 27, 2026

GENERAL MOTORS COMPANY AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 27th day of January 2026 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ MARY T. BARRA	Chair and Chief Executive Officer
Mary T. Barra

/s/ PAUL A. JACOBSON	Executive Vice President and Chief Financial Officer
Paul A. Jacobson

/s/ CHRISTOPHER T. HATTO	Vice President, Global Business Solutions and Chief
Christopher T. Hatto	Accounting Officer

/s/ PATRICIA F. RUSSO*	Independent Lead Director
Patricia F. Russo

/s/ WESLEY G. BUSH*	Director
Wesley G. Bush

/s/ JOANNE C. CREVOISERAT*	Director
Joanne C. Crevoiserat

/s/ JOSEPH JIMENEZ*	Director
Joseph Jimenez

/s/ ALFRED F. KELLY, JR.*	Director
Alfred F. Kelly, Jr.

/s/ JONATHAN MCNEILL*	Director
Jonathan McNeill

/s/ JUDITH A. MISCIK*	Director
Judith A. Miscik

/s/ MARK A. TATUM*	Director
Mark A. Tatum

/s/ JAN E. TIGHE*	Director
Jan E. Tighe

/s/ DEVIN N. WENIG*	Director
Devin N. Wenig

*By:	/s/ GRANT DIXTON
Grant Dixton
Attorney-in-Fact