Form 10-Q
period 2026-03-31
General Motors Co
filed 2026-04-28
CIK 1467858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of April 17, 2026 there were 901,665,195 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net sales and revenue
Automotive	$39,349	$39,861
GM Financial	4,275	4,159
Total net sales and revenue (Note 2)	43,624	44,020
Costs and expenses
Automotive and other cost of sales	35,028	35,191
GM Financial interest, operating, and other expenses	3,601	3,491
Automotive and other selling, general, and administrative expense	2,069	1,985
Total costs and expenses	40,698	40,668
Operating income (loss)	2,926	3,352
Automotive interest expense	158	152
Interest income and other non-operating income, net	307	310
Equity income (loss) (Note 7)	272	62
Income (loss) before income taxes	3,347	3,572
Income tax expense (benefit) (Note 14)	642	719
Net income (loss)	2,705	2,853
Net loss (income) attributable to noncontrolling interests	(78)	(69)
Net income (loss) attributable to stockholders	$2,627	$2,784

Net income (loss) attributable to common stockholders	$2,614	$3,361

Earnings per share (Note 17)
Basic earnings per common share	$2.87	$3.40
Weighted-average common shares outstanding – basic	911	988
Diluted earnings per common share	$2.82	$3.35
Weighted-average common shares outstanding – diluted	926	1,002
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income (loss)	$2,705	$2,853
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	(137)	188
Defined benefit plans	72	(37)
Unrealized gain (loss) on hedges	63	(17)
Other comprehensive income (loss), net of tax	(2)	134
Comprehensive income (loss)	2,702	2,987
Comprehensive loss (income) attributable to noncontrolling interests	(11)	(72)
Comprehensive income (loss) attributable to stockholders	$2,692	$2,915

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents (Note 3)	$19,800	$20,945
Marketable debt securities (Note 3)	4,618	6,724
Accounts and notes receivable, net of allowance of $272 and $244	16,381	13,054
GM Financial receivables, net of allowance of $1,160 and $1,168 (Note 4; Note 8)	43,751	45,266
Inventories (Note 5)	15,590	14,467
Other current assets (Note 3; Note 8)	8,981	8,312
Total current assets	109,121	108,767
Non-current Assets
GM Financial receivables, net of allowance of $1,563 and $1,557 (Note 4; Note 8)	43,724	44,384
Equity in net assets of nonconsolidated affiliates (Note 7)	5,978	5,681
Property, net	52,166	51,683
Goodwill and intangible assets, net	4,336	4,366
Equipment on operating leases, net (Note 6; Note 8)	33,344	33,686
Deferred income taxes	22,682	22,960
Other assets (Note 3; Note 8)	9,622	9,756
Total non-current assets	171,853	172,517
Total Assets	$280,974	$281,284

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$27,912	$23,919
Short-term debt and current portion of long-term debt (Note 9)
Automotive	406	656
GM Financial (Note 8)	35,888	35,012
Accrued liabilities	30,514	33,754
Total current liabilities	94,720	93,342
Non-current Liabilities
Long-term debt (Note 9)
Automotive	15,522	15,591
GM Financial (Note 8)	75,940	79,018
Postretirement benefits other than pensions (Note 12)	3,982	4,025
Pensions (Note 12)	4,712	4,988
Other liabilities	21,405	21,151
Total non-current liabilities	121,560	124,775
Total Liabilities	216,280	218,116
Commitments, contingencies, and uncertainties (Note 13)
Equity (Note 16)
Common stock, $0.01 par value	9	9
Additional paid-in capital	19,541	19,928
Retained earnings	53,386	51,524
Accumulated other comprehensive loss	(10,277)	(10,343)
Total stockholders’ equity	62,659	61,119
Noncontrolling interests	2,036	2,049
Total Equity	64,694	63,168
Total Liabilities and Equity	$280,974	$281,284

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net income (loss)	$2,705	$2,853
Depreciation and impairment of Equipment on operating leases, net	1,331	1,203
Depreciation, amortization, and impairment charges on Property, net	1,699	1,731
Foreign currency remeasurement and transaction (gains) losses	(64)	152
Undistributed earnings of nonconsolidated affiliates, net	(266)	485
Pension contributions and OPEB payments	(231)	(195)
Pension and OPEB (income) expense, net	11	—
Provision (benefit) for deferred taxes	222	143
Change in other operating assets and liabilities	(2,456)	(311)
Net cash provided by (used in) operating activities	2,950	6,061
Cash flows from investing activities
Expenditures for property	(1,512)	(1,816)
Available-for-sale marketable securities, acquisitions	(734)	(645)
Available-for-sale marketable securities, liquidations	2,845	1,065
Purchases of finance receivables	(8,407)	(10,058)
Principal collections and recoveries on finance receivables	9,100	8,956
Purchases of leased vehicles	(3,274)	(4,212)
Proceeds from termination of leased vehicles	2,520	2,529
Other investing activities	94	(310)
Net cash provided by (used in) investing activities	632	(4,490)
Cash flows from financing activities
Net increase (decrease) in short-term debt	92	170
Proceeds from issuance of debt (original maturities greater than three months)	8,376	16,897
Payments on debt (original maturities greater than three months)	(10,813)	(15,216)
Payments to purchase common stock (Note 16)	(800)	(2,012)
Issuance (redemption) of subsidiary stock (Note 16)	—	(29)
Dividends paid	(223)	(175)
Other financing activities	(321)	(178)
Net cash provided by (used in) financing activities	(3,689)	(543)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(113)	51
Net increase (decrease) in cash, cash equivalents, and restricted cash	(221)	1,078
Cash, cash equivalents, and restricted cash at beginning of period	24,284	22,964
Cash, cash equivalents, and restricted cash at end of period	$24,063	$24,042

Significant non-cash investing and financing activity
Non-cash property additions	$2,255	$1,811

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity (Permanent Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2025	$10	$20,843	$53,472	$(11,253)	$2,518	$65,590
Net income (loss)	—	—	2,784	—	69	2,853
Other comprehensive income (loss)	—	—	—	131	3	134
Issuance (redemption) of subsidiary stock (Note 16)	—	538	—	—	(567)	(29)
Purchase of common stock (Note 16)	—	(1,027)	(984)	—	—	(2,012)
Stock based compensation	—	(7)	(2)	—	—	(9)
Cash dividends paid on common stock	—	—	(116)	—	—	(116)
Other	—	(2)	(14)	—	32	16
Balance at March 31, 2025	$10	$20,345	$55,140	$(11,122)	$2,054	$66,427

Balance at January 1, 2026	$9	$19,928	$51,524	$(10,343)	$2,049	$63,168
Net income (loss)	—	—	2,627	—	78	2,705
Other comprehensive income (loss)	—	—	—	65	(67)	(2)
Purchase of common stock (Note 16)	—	(205)	(595)	—	—	(800)
Stock based compensation	—	(182)	(6)	—	—	(188)
Cash dividends paid on common stock	—	—	(164)	—	—	(164)
Dividends to noncontrolling interests	—	—	—	—	(40)	(40)
Other	—	—	(1)	—	16	15
Balance at March 31, 2026	$9	$19,541	$53,386	$(10,277)	$2,036	$64,694

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations and Basis of Presentation

General Motors Company (sometimes referred to in this Quarterly Report on Form 10-Q as we, our, us, ourselves, the Company, General Motors, or GM) designs, builds, and sells trucks, crossovers, cars, and automobile parts, and provides software-enabled services and subscriptions worldwide. We also provide automotive financing services through General Motors Financial Company, Inc. (GM Financial). We analyze the results of our operations through the following segments: GM North America (GMNA), GM International (GMI), and GM Financial. In December 2024, we announced that we would no longer fund Cruise's robotaxi development work and will refocus our autonomous driving strategy on personal vehicles, and, in February 2025 we completed the acquisition of the noncontrolling interests in Cruise, began to wind down the Cruise robotaxi operations, and combined the GM and Cruise autonomous technical efforts in our GMNA segment. Corporate includes certain centrally recorded income and costs such as interest, income taxes, corporate expenditures, and certain revenues and expenses that are not part of a reportable segment.

The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position, and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (2025 Form 10-K). Except for per share amounts or as otherwise specified, amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.

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

GM Financial The amounts presented for GM Financial are adjusted to reflect the impact on GM Financial's deferred tax positions and provision for income taxes, resulting from the inclusion of GM Financial in our consolidated tax returns and to eliminate the effect of transactions between GM Financial and the other members of the consolidated group. Accordingly, the amounts presented will differ from those presented by GM Financial on a stand-alone basis.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 2. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended March 31, 2026
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts, and accessories	$34,802	$2,571	$67	$37,440	$—	$—	$37,440
Used vehicles	416	9	—	425	—	—	425
Services and other	1,183	279	23	1,485	—	—	1,485
Automotive net sales and revenue	36,401	2,859	90	39,349	—	—	39,349
Leased vehicle income	—	—	—	—	1,985	—	1,985
Finance charge income	—	—	—	—	1,966	—	1,966
Other income	—	—	—	—	326	(1)	325
GM Financial net sales and revenue	—	—	—	—	4,276	(1)	4,275
Net sales and revenue	$36,401	$2,859	$90	$39,349	$4,276	$(1)	$43,624

	Three Months Ended March 31, 2025
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts, and accessories	$36,125	$2,125	$18	$38,268	$—	$—	$—	$38,268
Used vehicles	317	8	—	325	—	—	—	325
Services and other	946	294	28	1,268	1	—	—	1,269
Automotive net sales and revenue	37,388	2,427	46	39,860	1	—	—	39,861
Leased vehicle income	—	—	—	—	—	1,902	—	1,902
Finance charge income	—	—	—	—	—	2,025	(4)	2,021
Other income	—	—	—	—	—	237	(1)	236
GM Financial net sales and revenue	—	—	—	—	—	4,164	(5)	4,159
Net sales and revenue	$37,388	$2,427	$46	$39,860	$1	$4,164	$(5)	$44,020

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales were insignificant in the three months ended March 31, 2026 and 2025.

Contract liabilities in our Automotive operations primarily consist of vehicle connectivity, customer rewards programs, maintenance, extended warranty, and other contracts of $8.7 billion and $8.2 billion at March 31, 2026 and December 31, 2025, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $766 million and $578 million related to contract liabilities in the three months ended March 31, 2026 and 2025. We expect to recognize revenue of $2.1 billion in the nine months ending December 31, 2026 and $1.7 billion, $1.3 billion, and $3.5 billion in the years ending December 31, 2027, 2028, and thereafter related to contract liabilities at March 31, 2026.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 3. Marketable and Other Securities

The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	March 31, 2026	December 31, 2025
Cash and cash equivalents
Cash and time deposits		$11,160	$10,884
Available-for-sale debt securities
U.S. government and agencies	2	452	451
Corporate debt	2	3,794	3,317
Sovereign debt	2	968	923
Total available-for-sale debt securities – cash equivalents		5,214	4,691
Money market funds	1	3,427	5,369
Total cash and cash equivalents		$19,800	$20,945
Marketable debt securities
U.S. government and agencies	2	$631	$2,370
Corporate debt and other	2	3,480	3,796
Mortgage and asset-backed	2	507	558
Total available-for-sale debt securities – marketable securities		$4,618	$6,724
Restricted cash
Cash and cash equivalents		$440	$357
Money market funds	1	3,822	2,981
Total restricted cash		$4,263	$3,339

Available-for-sale debt securities included above with contractual maturities(a)
Due in one year or less		$5,934
Due between one and five years		3,348
Total available-for-sale debt securities with contractual maturities		$9,282
__________
(a)Excludes mortgage and asset-backed securities as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $2.6 billion and $1.5 billion in the three months ended March 31, 2026 and 2025. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three months ended March 31, 2026 and 2025. Cumulative unrealized losses on available-for-sale debt securities were insignificant at March 31, 2026 and December 31, 2025.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total shown in the condensed consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$19,800	$20,945
Restricted cash included in Other current assets	3,831	2,912
Restricted cash included in Other assets	431	426
Total	$24,063	$24,284

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. GM Financial Receivables and Transactions

	March 31, 2026			December 31, 2025
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables	$74,893	$15,305	$90,198	$75,404	$16,970	$92,374
Less: allowance for loan losses	(2,664)	(59)	(2,723)	(2,656)	(68)	(2,725)
GM Financial receivables, net	$72,229	$15,246	$87,476	$72,748	$16,902	$89,650

Fair value of GM Financial receivables utilizing Level 2 inputs			$15,246			$16,902
Fair value of GM Financial receivables utilizing Level 3 inputs			$73,269			$74,409
__________
(a)Commercial finance receivables include dealer financing of $14.8 billion and $16.4 billion, and other financing of $462 million and $596 million at March 31, 2026 and December 31, 2025. Commercial finance receivables are presented net of dealer cash management balances of $3.4 billion at March 31, 2026 and December 31, 2025. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended
	March 31, 2026	March 31, 2025
Allowance for loan losses at beginning of period	$2,725	$2,458
Provision for loan losses	267	328
Charge-offs	(541)	(479)
Recoveries	270	250
Effect of foreign currency	3	9
Allowance for loan losses at end of period	$2,723	$2,567

The allowance for loan losses as a percentage of finance receivables was 3.0% and 2.9% at March 31, 2026 and December 31, 2025. The allowance ratio is based on factors including portfolio credit quality, expectations for recovery rates, and economic outlook.

Retail Finance Receivables GM Financial's retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at March 31, 2026 and December 31, 2025:

	Year of Origination						March 31, 2026
	2026	2025	2024	2023	2022	Prior	Total	Percent
Prime – FICO score 680 and greater	$5,711	$20,875	$13,611	$8,028	$4,568	$2,939	$55,732	74.4%
Near-prime – FICO score 620 to 679	1,026	3,382	2,201	1,269	790	635	9,303	12.4%
Sub-prime – FICO score less than 620	1,300	3,534	2,280	1,222	794	728	9,858	13.2%
Retail finance receivables	$8,037	$27,790	$18,092	$10,519	$6,152	$4,303	$74,893	100.0%

	Year of Origination						December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
Prime – FICO score 680 and greater	$22,850	$15,204	$9,298	$5,350	$2,712	$1,027	$56,440	74.9%
Near-prime – FICO score 620 to 679	3,702	2,456	1,439	908	571	225	9,303	12.3%
Sub-prime – FICO score less than 620	3,847	2,530	1,395	958	614	318	9,661	12.8%
Retail finance receivables	$30,399	$20,191	$12,132	$7,216	$3,897	$1,570	$75,404	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $1.0 billion and $1.1 billion at March 31, 2026 and December 31, 2025. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost basis of retail finance receivables for each vintage of the portfolio at March 31, 2026 and December 31, 2025, as well as summary totals for March 31, 2025:

	Year of Origination						March 31, 2026		March 31, 2025
	2026	2025	2024	2023	2022	Prior	Total	Percent	Total	Percent
0-to-30 days	$8,014	$27,184	$17,423	$10,009	$5,768	$3,939	$72,338	96.6%	$74,707	97.0%
31-to-60 days	22	423	476	362	279	266	1,828	2.4%	1,667	2.2%
Greater-than-60 days	—	159	171	133	95	91	651	0.9%	556	0.7%
Finance receivables more than 30 days delinquent	23	582	647	495	375	358	2,479	3.3%	2,223	2.9%
In repossession	—	24	22	15	9	6	76	0.1%	65	0.1%
Finance receivables more than 30 days delinquent or in repossession	23	605	669	510	384	363	2,555	3.4%	2,288	3.0%
Retail finance receivables	$8,037	$27,790	$18,092	$10,519	$6,152	$4,303	$74,893	100.0%	$76,995	100.0%

	Year of Origination						December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
0-to-30 days	$29,871	$19,413	$11,524	$6,744	$3,576	$1,395	$72,523	96.2%
31-to-60 days	370	536	419	334	230	122	2,011	2.7%
Greater-than-60 days	140	218	172	129	86	51	795	1.1%
Finance receivables more than 30 days delinquent	510	753	591	463	316	173	2,806	3.7%
In repossession	18	24	17	10	6	2	75	0.1%
Finance receivables more than 30 days delinquent or in repossession	527	777	608	472	321	175	2,881	3.8%
Retail finance receivables	$30,399	$20,191	$12,132	$7,216	$3,897	$1,570	$75,404	100.0%

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer finance receivables portfolio by dealer risk rating at March 31, 2026 and December 31, 2025:

	Year of Origination(a)							March 31, 2026
Dealer Risk Rating	Revolving	2026	2025	2024	2023	2022	Prior	Total	Percent
I	$11,884	$191	$285	$177	$98	$287	$254	$13,176	88.8%
II	992	7	16	39	27	7	34	1,121	7.6%
III	453	1	5	47	1	14	25	546	3.7%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$13,329	$198	$306	$263	$125	$307	$314	$14,843	100.0%
__________
(a)Floorplan advances comprise 99.0% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2025
Dealer Risk Rating	Revolving	2025	2024	2023	2022	2021	Prior	Total	Percent
I	$13,421	$337	$191	$121	$298	$160	$147	$14,674	89.6%
II	985	10	33	25	7	35	2	1,096	6.7%
III	507	5	48	3	14	14	12	603	3.7%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$14,913	$352	$271	$149	$319	$209	$161	$16,374	100.0%
__________
(a)Floorplan advances comprise 99.1% of the total revolving balance. Dealer term loans are presented by year of origination.

There were no commercial finance receivables on nonaccrual status at March 31, 2026 and December 31, 2025.

Transfers of Finance Receivables During the three months ended March 31, 2026, GM Financial had no transfers of finance receivables to third parties. GM Financial has continuing involvement with finance receivables previously transferred, primarily in its role as servicer. The outstanding balance of the previously transferred finance receivables subject to continuing involvement was $1.5 billion at March 31, 2026.

Transactions with GM Financial The following tables show transactions between our Automotive operations and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	March 31, 2026	December 31, 2025
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables due from GM consolidated dealers	$379	$395
Subvention receivable from GM(b)	$449	$452
Commercial loan funding payable to GM	$109	$94

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended
	March 31, 2026	March 31, 2025
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$310	$367
Leased vehicle subvention earned	$485	$415
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive operations made cash payments to GM Financial for subvention of $644 million and $704 million in the three months ended March 31, 2026 and 2025.

GM Financial's Board of Directors declared and paid dividends of $650 million and $350 million on its common stock in the three months ended March 31, 2026 and 2025.

Note 5. Inventories

	March 31, 2026	December 31, 2025
Total productive material, supplies, and work in process	$6,782	$6,405
Finished product, including service parts	8,808	8,062
Total inventories	$15,590	$14,467

Inventories are reflected net of allowances totaling $2.3 billion and $2.4 billion, of which $1.5 billion and $1.7 billion are electric vehicle (EV)-related, to remeasure inventory on-hand to net realizable value at March 31, 2026 and December 31, 2025. Tariffs, less available offsets and deductions, are capitalized into the cost of inventories as incurred. Offset amounts in excess of tariffs incurred will be recognized as a reduction to future tariffs.

Note 6. Equipment on Operating Leases

Equipment on operating leases consists of leases to retail customers of GM Financial.

	March 31, 2026	December 31, 2025
Equipment on operating leases	$40,469	$40,596
Less: accumulated depreciation	(7,125)	(6,909)
Equipment on operating leases, net	$33,344	$33,686

The estimated residual value of our leased assets at the end of the lease term was $25.0 billion at March 31, 2026 and December 31, 2025.

Depreciation expense related to Equipment on operating leases, net was $1.3 billion and $1.2 billion in the three months ended March 31, 2026 and 2025.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Lease receipts under operating leases	$4,198	$3,806	$1,595	$224	$6	$—	$9,828

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

	Three Months Ended
	March 31, 2026	March 31, 2025
Automotive China joint ventures equity income (loss)	$165	$45
Other joint ventures equity income (loss)(a)	101	258
Total Equity income (loss)	$266	$303
__________
(a)Equity earnings related to Ultium Cells Holdings LLC, an equally owned joint venture with LG Energy Solution (LGES), are presented in Automotive and other cost of sales as this entity has historically been integral to the operations of our business by providing battery cells for our EVs. In the three months ended March 31, 2026 and 2025, equity earnings in Ultium Cells Holdings LLC were insignificant and $241 million.

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) or Ultium Cells Holdings LLC since December 31, 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$5,692	$5,065
Automotive China JVs' net income (loss)	$339	$70

Dividends declared but not paid from our nonconsolidated affiliates were $931 million and $926 million at March 31, 2026 and December 31, 2025. Dividends received from our nonconsolidated affiliates were insignificant and $788 million in the three months ended March 31, 2026 and 2025. We had net undistributed losses from our nonconsolidated affiliates of $1.2 billion and $1.5 billion at March 31, 2026 and December 31, 2025, including $3.2 billion of undistributed losses at March 31, 2026 and December 31, 2025 offset by $2.0 billion and $1.8 billion of undistributed earnings at March 31, 2026 and December 31, 2025.

In the three months ended March 31, 2026 and the year ended December 31, 2025, we recorded an insignificant amount of restructuring-related charges in equity income in connection with settlements associated with Ultium Cells Holdings LLC's strategic realignment of manufacturing and cell capacity to meet EV demand. Refer to Note 15 for information associated with commercial settlements with Ultium Cells Holdings LLC during the three months ended March 31, 2026 and December 31, 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 8. Variable Interest Entities

Consolidated VIEs
Automotive Financing – GM Financial
GM Financial uses special purpose entities (SPEs) that are considered VIEs to issue variable funding notes to third-party, bank-sponsored warehouse facilities, or asset-backed securities to investors in securitization transactions. The debt issued by these VIEs is backed by finance receivables and leasing-related assets transferred to the VIEs (Securitized Assets). GM Financial is required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under certain secured credit facilities. GM Financial determined that it is the primary beneficiary of the SPEs because the servicing responsibilities for the Securitized Assets give GM Financial the power to direct the activities that most significantly impact the performance of the VIEs and the variable interests in the VIEs give GM Financial the obligation to absorb losses and the right to receive residual returns that could potentially be significant. The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. Investors in the notes issued by the VIEs do not have recourse to GM Financial or its other assets, with the exception of customary representation and warranty repurchase provisions and indemnities that GM Financial provides as the servicer. GM Financial is not required to provide additional financial support to these SPEs. While these SPEs are included in GM Financial's condensed consolidated financial statements, they are separate legal entities and the finance receivables, lease-related assets, and cash held by them are legally owned by them and are not available to GM Financial's creditors or creditors of GM Financial's other subsidiaries.

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	March 31, 2026	December 31, 2025
Restricted cash – current	$3,473	$2,635
Restricted cash – non-current	$244	$253
GM Financial receivables – current	$27,377	$29,126
GM Financial receivables – non-current	$20,653	$20,128
GM Financial equipment on operating leases, net	$13,483	$13,791
GM Financial short-term debt and current portion of long-term debt	$19,278	$17,681
GM Financial long-term debt	$27,566	$29,232

GM Financial recognizes finance charge, leased vehicle, and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs primarily include our battery cell manufacturing joint ventures to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support, and other off-balance sheet arrangements. The carrying amounts of assets were approximately $3.7 billion and $3.6 billion, and liabilities were insignificant related to our nonconsolidated VIEs at March 31, 2026 and December 31, 2025. Our maximum exposure to loss as a result of our involvement with these VIEs was approximately $8.4 billion and $8.5 billion, inclusive of $4.0 billion in committed capital contributions to our battery cell manufacturing joint ventures, at March 31, 2026 and December 31, 2025. Our maximum exposure to loss, and required capital contributions, could vary depending on our battery cell manufacturing joint ventures' requirements and access to capital. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 9. Debt

Automotive The following table presents debt in our automotive operations:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$106	$106	$164	$164
Unsecured debt(a)	15,390	15,055	15,468	15,434
Finance lease liabilities	431	431	615	614
Total automotive debt(b)	$15,927	$15,592	$16,247	$16,213

Fair value utilizing Level 1 inputs		$14,724		$15,065
Fair value utilizing Level 2 inputs		$868		$1,148

Available under credit facility agreements(c)		$13,961		$13,913
Weighted-average interest rate on outstanding short-term debt(d)		5.1%		12.6%
Weighted-average interest rate on outstanding long-term debt(d)		5.8%		5.8%
__________
(a)Primarily consists of senior notes.
(b)Includes net discount and debt issuance costs of $443 million and $445 million at March 31, 2026 and December 31, 2025.
(c)Excludes our 364-day, $2.0 billion facility allocated for exclusive use by GM Financial.
(d)Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

In March 2026, we renewed our 364-day, $2.0 billion revolving credit facility allocated for the exclusive use of GM Financial, which now matures on March 22, 2027.

GM Financial The following table presents debt of GM Financial:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$46,823	$47,026	$46,904	$47,252
Unsecured debt	65,005	65,795	67,127	68,607
Total GM Financial debt	$111,827	$112,821	$114,031	$115,860

Fair value utilizing Level 2 inputs		$110,015		$113,180
Fair value utilizing Level 3 inputs		$2,806		$2,679

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for additional information on GM Financial's involvement with VIEs. In the three months ended March 31, 2026, GM Financial renewed revolving credit facilities with total borrowing capacity of $2.5 billion and issued $4.5 billion in aggregate principal amount of securitization notes payable with an initial weighted-average interest rate of 4.18% and maturity dates ranging from 2026 to 2034.

Unsecured debt consists of senior notes, credit facilities, and other unsecured debt. In the three months ended March 31, 2026, GM Financial issued $2.0 billion in aggregate principal amount of senior notes with an initial weighted-average interest rate of 4.96% and maturity dates ranging from 2029 to 2036.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 10. Derivative Financial Instruments

The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	March 31, 2026			December 31, 2025
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps(b)	2	$36,367	$55	$421	$33,880	$88	$457
Cash flow hedges
Interest rate swaps	2	2,486	28	15	2,302	18	23
Foreign currency swaps(c)	2	8,190	334	109	9,226	580	58
Derivatives not designated as hedges(a)
Interest rate contracts	2	118,692	420	582	122,505	421	637
Total derivative financial instruments(d)		$165,734	$836	$1,127	$167,913	$1,107	$1,175
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three months ended March 31, 2026 and 2025 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)The effect of fair value hedges in the condensed consolidated income statements includes insignificant losses for the three months ended March 31, 2026 and 2025.
(c)The effect of foreign currency cash flow hedges recognized in Accumulated other comprehensive loss in the condensed consolidated statements of comprehensive income includes losses of $163 million and gains of $157 million for the three months ended March 31, 2026 and 2025. The effect of foreign currency cash flow hedges reclassified from Accumulated other comprehensive loss in the condensed consolidated statements of comprehensive income into income includes insignificant losses and gains of $231 million for the three months ended March 31, 2026 and 2025. All amounts reclassified from Accumulated other comprehensive loss were recorded to GM Financial interest, operating, and other expenses in the condensed consolidated income statements.
(d)The fair value of derivative instruments that are classified as assets or liabilities available for offset was $515 million at March 31, 2026 and $520 million at December 31, 2025. GM Financial held an insignificant amount of collateral from counterparties available for netting against GM Financial's asset positions, and posted $585 million and $615 million of collateral to counterparties available for netting against GM Financial's liability positions at March 31, 2026 and December 31, 2025.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves. During the next 12 months, we expect an insignificant amount of gains will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	March 31, 2026		December 31, 2025
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$4,219	$31	$4,633	$17
Long-term unsecured debt	29,321	645	30,554	676
GM Financial unsecured debt	$33,540	$677	$35,187	$693
__________
(a)Includes $363 million and $428 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at March 31, 2026 and December 31, 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 11. Product Warranty and Related Liabilities

	Three Months Ended
	March 31, 2026	March 31, 2025
Product warranty and related liabilities
Warranty balance at beginning of period	$13,631	$10,571
Warranties issued and assumed in period – recall campaigns	148	143
Warranties issued and assumed in period – product warranty	927	789
Payments	(1,415)	(1,203)
Adjustments to pre-existing warranties	331	565
Effect of foreign currency and other	(16)	8
Warranty balance at end of period	13,605	10,873
Less: Supplier recoveries balance at end of period(a)	392	408
Warranty balance, net of supplier recoveries at end of period	$13,213	$10,465
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

	Three Months Ended
	March 31, 2026	March 31, 2025
Product warranty expense, net of recoveries
Warranties issued and assumed in period	$1,075	$932
Supplier recoveries accrued in period	(132)	(151)
Adjustments and other	314	573
Warranty expense, net of supplier recoveries	$1,257	$1,354

For estimates related to reasonably possible losses in excess of amounts accrued for recall campaigns, refer to Note 13 for additional information.

Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$39	$36	$2	$41	$30	$2
Interest cost	431	116	50	499	20	55
Expected return on plan assets	(571)	(125)	—	(648)	(25)	—
Amortization of prior service cost (credit)	16	2	—	16	2	—
Amortization of net actuarial (gains) losses	3	14	(2)	2	10	(4)
Net periodic pension and OPEB (income) expense	$(82)	$43	$50	$(90)	$37	$53

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income presented in Interest income and other non-operating income, net are insignificant in the three months ended March 31, 2026 and 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 13. Commitments, Contingencies, and Uncertainties

Litigation-Related Liability and Indirect Tax-Related Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions, and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At March 31, 2026 and December 31, 2025, we had accruals of $1.5 billion for such legal actions in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the potential loss. Some matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that cannot be reasonably estimated. Accordingly, while we believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated, it is possible that adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

Currently, various consumer lawsuits have been filed against the Seller and Stellantis in Germany, the United Kingdom, Austria, and the Netherlands alleging that Opel and Vauxhall vehicles sold by the Seller violated applicable emissions standards. In addition, we indemnified Stellantis for an immaterial amount for certain recalls that Stellantis has conducted or will conduct, including recalls in certain geographic locations that Stellantis intends to conduct related to Takata Corporation (Takata) inflators in legacy Opel vehicles. We may in the future be required to further indemnify Stellantis relating to certain of its Takata recalls.

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

Takata Matters In November 2020, the National Highway Traffic Safety Administration (NHTSA) directed that we replace the Takata airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and sport utility vehicles (SUVs), and we decided not to contest NHTSA's decision. While we have already begun the process of executing the recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the year ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy. At March 31, 2026, our remaining accrual for these matters was $0.4 billion, and we believe the currently accrued amount remains reasonable.

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

Chevrolet Bolt Recall In July 2021, we initiated a voluntary recall for certain 2017–2019 model year Chevrolet Bolt EVs due to the risk that two manufacturing defects present in the same battery cell could cause a high voltage battery fire in certain of these vehicles. After further investigation into the manufacturing processes at our battery supplier, LGES, and disassembling battery packs, we determined that the risk of battery cell defects was not confined to the initial recall population. As a result, in August 2021, we expanded the recall to include all 2017–2022 model year Chevrolet Bolt EV and Chevrolet Bolt Electric Utility Vehicles. LG Electronics, Inc. and LGES (collectively, LG), have agreed to reimburse GM for certain costs and expenses associated with the recall. The commercial negotiations with LG also resolved other commercial matters associated with our Ultium Cells Holdings LLC joint venture with LGES. Accordingly, as of March 31, 2026, we had accrued a total of $2.7 billion and recognized receivables totaling $1.7 billion in connection with these matters. At March 31, 2026, our remaining

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
accrual for these matters was $0.2 billion. These charges reflect our current best estimate for the cost of the recall remedy, which includes non-traditional recall remedies provided by GM to enhance customer satisfaction. The actual costs of the recall could be materially higher or lower.

Privacy and Consumer Protection Matters There are putative class actions pending against GM in federal courts in the U.S. alleging violations of state and federal privacy and consumer protection laws related to the collection and use of certain consumer data obtained through our former OnStar Smart Driver product. In June 2024, those class actions were consolidated into a multi-district litigation proceeding in the Northern District of Georgia. In addition, several states have filed enforcement lawsuits against us, and other state attorneys general have opened investigations or made inquiries of us relating to these alleged consumer protection and privacy issues. The Company resolved a Federal Trade Commission investigation through an agreed administrative consent order. The Company is defending litigation filed against us and fully cooperating with agencies and attorneys general that are conducting investigations. As of March 31, 2026, we had accrued $0.5 billion in connection with these investigations and litigations. At this stage, we are not able to estimate any reasonably possible or probable material loss or range of loss that may result from these actions beyond this accrual.

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

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2026 to 2031, or upon the occurrence of specific events, or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on royalties received associated with vehicles sold to date were $3.7 billion and $3.5 billion for these guarantees at March 31, 2026 and December 31, 2025, the majority of which relates to the indemnification agreements.

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

Supplier Finance Programs Third-party finance providers offer certain suppliers the option for payment in advance of their invoice due date through financing programs that we established. We retain our obligation to the participating suppliers, and we make payments directly to the third-party finance providers on the original invoice due date pursuant to the original invoice terms. There are no assets pledged as security or other forms of guarantees provided for committed payments. Our outstanding eligible balances under our supplier finance programs were $1.3 billion and $1.1 billion at March 31, 2026 and December 31, 2025, which are recorded in Accounts payable (principally trade).

Indirect Tax-Related Matters Tax matters not subject to the provision of Accounting Standards Codification 740, "Income Taxes" that pertain to value added taxes, customs, duties, sales tax, property taxes, and other non-income tax exposures are

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
evaluated globally. For indirect tax-related matters, we estimate our reasonably possible loss in excess of amounts accrued to be up to $5.7 billion at March 31, 2026. Certain indirect tax-related administrative proceedings may require that we deposit funds in escrow or provide an alternative form of security. We are not able to estimate the timing or amount of potential deposits and currently believe any required amounts will not be material.

Emissions-Related Uncertainties We are subject to state and federal governmental regulations, as well as regulations from governments outside of the U.S., relating to fuel economy standards and emissions. There are several methods to comply with these regulations that we have utilized and may continue to utilize, including, but not limited to, increasing production and sales of certain vehicles; curtailing production of certain vehicles; making certain technology changes; purchasing credits from third parties; and/or paying civil penalties. Recently, the U.S. Government began to take actions to reduce the stringency and/or scope of these regulations. During the year ended December 31, 2025, the civil penalties for noncompliance with corporate average fuel economy (CAFE) standards were set to zero for all non-finalized model years, and NHTSA submitted a proposal for the 2022-2031 model years that would reduce the stringency from what was previously finalized. The Environmental Protection Agency (EPA) also finalized a rule (effective April 20, 2026) repealing its "endangerment finding" and removing greenhouse gas (GHG) regulations for light-, medium-, and heavy-duty on-highway vehicles on a retrospective and prospective basis. Litigation over the EPA's endangerment repeal has commenced, and we also expect any final action to alter U.S. CAFE regulations to be subject to legal challenges that could result in the revised rules being vacated until conclusion of the legal proceedings, which is unlikely to occur in the near term.

Under current regulations, shortfalls to certain emissions standards could result in legal or regulatory proceedings against us, the recall or decertification of one or more of our products, negotiated remedial actions, fines and penalties, and/or restricted product offerings. Based on our current and forecasted sales mix, we currently have, and expect to continue to have shortfalls in complying with current U.S. regulations. We recorded compliance-related costs of $0.1 billion and $0.2 billion in the three months ended March 31, 2026 and 2025 in Automotive and other cost of sales. Additional compliance costs, under current regulations, including potential fines and penalties, are not reasonably estimable. At March 31, 2026, the carrying amount of our acquired credits was $1.3 billion, of which up to $1.0 billion is subject to impairment in the near term upon enactment of the EPA's endangerment repeal.

Note 14. Income Taxes

In the three months ended March 31, 2026 and 2025, Income tax expense of $642 million and $719 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended
	March 31, 2026	March 31, 2025
Balance at beginning of period	$3,948	$1,243
Additions, interest accretion, and other	1,070	131
Reductions and payments(a)	(2,429)	(353)
Revisions to estimates and effect of foreign currency	(2)	—
Balance at end of period	$2,588	$1,021
__________
(a)Includes amounts that have been reclassified to accounts payable that are being processed for payment.

We have made significant investments and contractual commitments in the development of EVs to help our vehicle fleet comply with emissions and fuel economy regulations that were scheduled to become increasingly stringent. Following U.S. Government policy changes in 2025, including the termination of certain consumer tax incentives for EV purchases and the reduction in the stringency of emissions regulations, industry-wide consumer demand for EVs in North America began to slow. During the year ended December 31, 2025, we reassessed our EV capacity and manufacturing footprint to align to expected consumer demand and U.S. Government policy and recorded charges in GMNA of $7.9 billion. These charges included non-cash impairment and other charges of $3.2 billion and cash related charges of $4.7 billion, primarily consisting of supplier commercial settlements, contract cancellation fees, battery cell JV settlements, and other charges that will have a cash impact when paid. The non-cash impairment charges include the cost of writing down EV-related tooling and equipment to its nominal salvage value. In the three months ended March 31, 2026, we recorded additional charges of $1.1 billion primarily related to $1.0 billion for ongoing commercial negotiations with our supply base and joint venture partners associated with our reassessment of our EV capacity, which are included in the table above and will have a cash impact when paid. We incurred cash outflows of $2.2 billion in the three months ended March 31, 2026 and $400 million in the year ended December 31, 2025 related to these charges. While we completed the reassessment of our EV capacity and manufacturing footprint in 2025, we expect to recognize additional material cash and non-cash charges in 2026 related to continued commercial negotiations with our supply base and joint venture partners. We expect such charges will be significantly less than the EV-related charges incurred in 2025.

We have completed restructuring activities for our Cruise robotaxi development work as of December 31, 2025 and did not incur any additional charges or cash payments in the three months ended March 31, 2026. In the year ended December 31, 2025, we incurred $347 million of cash outflows and reversed $76 million of restructuring accruals associated with Cruise.

Note 16. Stockholders' Equity and Noncontrolling Interests

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at March 31, 2026 and December 31, 2025. We had 902 million and 904 million shares of common stock issued and outstanding at March 31, 2026 and December 31, 2025.

Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our dividends declared per common share were $0.18 and $0.12 and our total dividends paid on common stock were $164 million and $116 million for the three months ended March 31, 2026 and 2025.

In February 2025, we executed an accelerated share repurchase (ASR) program to repurchase an aggregate amount of $2.0 billion of our outstanding common stock. Pursuant to the agreements, we advanced $2.0 billion and received and immediately retired approximately 33 million shares of our common stock with a value of $1.6 billion in the three months ended March 31, 2025. The remaining ASR settled in the three months ended June 30, 2025. In total, we received and retired 43 million shares from the program.

In January 2026, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion, with no expiration date.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
In the three months ended March 31, 2026, we repurchased 11 million outstanding shares of our common stock for $800 million, and in the three months ended March 31, 2025, we repurchased an insignificant amount of shares in addition to those received under the ASR program.

Cruise Common and Preferred Shares In February 2025, we acquired all of the Cruise common shares and Cruise Class F and Class G Preferred Shares held by noncontrolling shareholders for an insignificant amount. We have completed the process of compensating the former Cruise shareholders.

During the three months ended March 31, 2025, net income attributable to stockholders and transfers to the noncontrolling interest in Cruise and other subsidiaries were $3.3 billion, which includes a $538 million increase in equity attributable to us, primarily due to the redemption of Cruise preferred shares in February 2025.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended
	March 31, 2026	March 31, 2025
Foreign Currency Translation Adjustments
Balance at beginning of period	$(3,277)	$(3,630)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)(c)	(42)	148
Balance at end of period	$(3,319)	$(3,482)

Defined Benefit Plans
Balance at beginning of period	$(7,330)	$(7,669)
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment, net of tax(a)(c)	45	(59)
Reclassification adjustment, net of tax(c)	27	22
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(c)	72	(37)
Balance at end of period(d)	$(7,258)	$(7,706)

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at beginning of period	$226	$86
Other comprehensive income (loss) and noncontrolling interest before reclassification adjustment, net of tax(a)(c)	1	238
Reclassification adjustment, net of tax(c)	73	(256)
Other comprehensive income (loss), net of tax(a)(c)	74	(18)
Balance at end of period	$300	$68
__________
(a)The noncontrolling interests were insignificant in the three months ended March 31, 2026 and 2025.
(b)The reclassification adjustment was insignificant in the three months ended March 31, 2026 and 2025.
(c)The income tax effect was insignificant in the three months ended March 31, 2026 and 2025.
(d)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2025 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 17. Earnings Per Share

	Three Months Ended
	March 31, 2026	March 31, 2025
Basic earnings per share
Net income (loss) attributable to stockholders	$2,627	$2,784
Adjustments(a)	(13)	577
Net income (loss) attributable to common stockholders	$2,614	$3,361

Weighted-average common shares outstanding	911	988

Basic earnings per common share	$2.87	$3.40
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$2,614	$3,361

Weighted-average common shares outstanding – basic	911	988
Dilutive effect of awards under stock incentive plans	16	14
Weighted-average common shares outstanding – diluted	926	1,002

Diluted earnings per common share	$2.82	$3.35
Potentially dilutive securities(b)	3	4
__________
(a)Includes a $593 million return from the preferred shareholders related to the redemption of Cruise preferred shares from noncontrolling interest holders in the three months ended March 31, 2025.
(b)Potentially dilutive securities attributable to Performance Stock Units (PSUs) and Restricted Stock Units (RSUs) at March 31, 2026 and outstanding stock options, PSUs, and RSUs at March 31, 2025 were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

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

GMNA meets the demands of customers in North America and GMI primarily meets the demands of customers outside North America with vehicles developed, manufactured, and/or marketed under the Buick, Cadillac, Chevrolet, and GMC brands. We also have equity ownership stakes in entities that meet the demands of customers in other countries, primarily China, with

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
vehicles developed, manufactured, and/or marketed under the Baojun, Buick, Cadillac, Chevrolet, and Wuling brands. Our Cruise business was pursuing the development and commercialization of autonomous vehicle (AV) technology until, in December 2024, we announced plans to refocus our autonomous driving strategy on personal vehicles and no longer fund Cruise's robotaxi development work. We have combined the GM and Cruise ongoing personal autonomous technical efforts in our GMNA segment. We provide automotive financing services through our GM Financial segment.

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

The following tables summarize key financial information by segment:

	At and For the Three Months Ended March 31, 2026
	GMNA	GMI	GM Financial	Total Reportable Segments
Net sales and revenue	$36,401	$2,859	$4,276	$43,536
Segment expenses and other items(a)	(32,740)	(2,735)	(3,588)
Earnings (loss) before interest and taxes-adjusted	$3,661	$123	$688	$4,473
Adjustments(b)	(1,077)	78	—	(999)
Corporate				(219)
Eliminations				—
Automotive interest income				173
Automotive interest expense				(158)
Net income (loss) attributable to noncontrolling interests				78
Income (loss) before income taxes				$3,347

	GMNA	GMI	GM Financial	Total Reportable Segments	Corporate	Eliminations	Total
Net sales and revenue	$36,401	$2,859	$4,276	$43,536	$90	$(1)	$43,624
Equity in net assets of nonconsolidated affiliates	$3,262	$1,224	$1,144	$5,631	$347	$—	$5,978
Goodwill and intangibles	$2,347	$639	$1,349	$4,336	$—	$—	$4,336
Total assets	$164,049	$19,973	$136,319	$320,341	$21,355	$(60,722)	$280,974
Expenditures for property	$1,427	$53	$12	$1,491	$21	$—	$1,512
Depreciation and amortization	$1,541	$119	$1,341	$3,001	$5	$—	$3,005
Impairment charges	$25	$—	$—	$25	$—	$—	$25
Equity income (loss)(c)	$136	$161	$14	$311	$(45)	$—	$266
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
(b)Consists of charges for EV strategic realignment in GMNA and China restructuring actions in GMI.
(c)Equity earnings associated with our Automotive China JVs include impacts of our portion of restructuring charges. Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity has historically been integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended March 31, 2025
	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments
Net sales and revenue	$37,388	$2,427	$1	$4,164	$43,979
Segment expenses and other items(a)	(34,101)	(2,397)	(274)	(3,479)
Earnings (loss) before interest and taxes-adjusted	$3,286	$30	$(273)	$685	$3,728
Adjustments	—	—	—	—	—
Corporate					(260)
Eliminations					(4)
Automotive interest income					191
Automotive interest expense					(152)
Net income (loss) attributable to noncontrolling interests					69
Income (loss) before income taxes					$3,572

	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments	Corporate	Eliminations	Total
Net sales and revenue	$37,388	$2,427	$1	$4,164	$43,979	$46	$(5)	$44,020
Equity in net assets of nonconsolidated affiliates	$3,970	$1,492	$—	$1,226	$6,688	$190	$—	$6,877
Goodwill and intangibles	$2,508	$669	$1	$1,342	$4,520	$—	$—	$4,520
Total assets	$170,812	$21,428	$251	$141,056	$333,546	$40,355	$(91,797)	$282,104
Expenditures for property	$1,705	$94	$2	$4	$1,805	$11	$—	$1,816
Depreciation and amortization	$1,588	$102	$5	$1,212	$2,907	$27	$—	$2,934
Impairment charges	$—	$—	$—	$—	$—	$—	$—	$—
Equity income (loss)(b)	$242	$49	$—	$12	$303	$—	$—	$303
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
(b)Equity earnings related to Ultium Cells Holdings LLC are presented in Automotive and other cost of sales as this entity has historically been integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, and the audited consolidated financial statements and notes thereto included in our 2025 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A, Part I, Item 1A. Risk Factors of our 2025 Form 10-K, and Part II, Item 1A. Risk Factors for a discussion of these risks and uncertainties. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.

Overview Our vision for the future is a world with zero crashes, zero emissions, and zero congestion. We will adapt to customer preferences while executing our growth-focused strategy to invest in internal combustion engine (ICE) vehicles, EVs, hybrids, personal AV technology, software-enabled services, and other new business opportunities. To support strong margins and cash flow, we continue to prioritize profitable ICE vehicles, such as trucks and SUVs. We plan to execute our strategy with a steadfast commitment to good corporate citizenship through more sustainable operations and a leading health and safety culture.

Our financial performance continues to be driven by the strength of our vehicle portfolio, including high margin full-size pickup trucks and SUVs, strong consumer demand for our products, and the execution of our core business strategy. We remain focused on maintaining an efficient cost structure and pricing discipline. We continue to prioritize driving down costs to improve profitability and are aligning EV capacity to expected consumer demand. We are monitoring industry pricing pressures, changing interest rates, inflation, warranty claims, consumer demand trends, geopolitical tensions, and changes to the regulatory environment, including with respect to tariffs, fuel economy standards, and emissions regulations.

In 2025, the U.S. and other governments implemented new tariffs relevant to GM and its suppliers, including tariffs on vehicles and parts imported into the U.S. The tariff environment remains highly dynamic, and the specific tariffs applicable to goods imported by GM and its suppliers continue to evolve, including with respect to imports under the U.S.-Mexico-Canada Agreement and other trade agreements. We have acted with urgency and discipline to maintain strong positioning within the industry. On February 20, 2026, the U.S. Supreme Court concluded that the International Emergency Economic Powers Act (IEEPA) did not authorize imposition of tariffs. Because we believe previously paid amounts are refundable, we recorded a net $0.5 billion favorable adjustment primarily due to previously charged IEEPA tariffs in the three months ended March 31, 2026. Based on the current tariff environment, we estimate that impacts to EBIT-adjusted could range from $2.5 billion to $3.5 billion for the year ending December 31, 2026 and may be subject to change if new tariffs or changes to existing tariffs arise. Refer to Part I, Item 1A. Risk Factors in our 2025 Form 10-K for a full discussion of the risks associated with the global tariff environment.

Following U.S. Government policy changes in 2025, including the termination of certain consumer tax incentives for EV purchases and the reduction in the stringency of emissions regulations, industry-wide consumer demand for EVs in North America began to slow. As a result, in 2025, we reassessed our EV capacity and manufacturing footprint to align to expected consumer demand and recorded total charges in GMNA of $7.9 billion. In the three months ended March 31, 2026, we recorded additional charges of $1.1 billion primarily related to the ongoing commercial negotiations with our supply base and joint venture partners associated with our reassessment of our EV capacity. We incurred cash outflows of $2.2 billion in the three months ended March 31, 2026 and $0.4 billion in the year ended December 31, 2025 related to these charges. While we have completed the reassessment of our EV capacity and manufacturing footprint, we expect to recognize additional material cash and non-cash charges in 2026 related to continued commercial negotiations with our supply base and joint venture partners, which we believe will be significantly less than the EV-related charges incurred in 2025. In addition, we expect to record impairment charges of up to $1.0 billion to write off the carrying amount of our acquired emissions credits because the EPA finalized a rule (effective April 20, 2026) repealing its endangerment finding and removing GHG regulations for light-, medium-, and heavy-duty on-highway vehicles on a retrospective and prospective basis. These expected future EV-related charges will be reflected as adjustments in our non-GAAP financial measures. Refer to the "Non-GAAP Measures" section of this MD&A for additional information. Our strategic realignment of EV capacity does not impact today's retail portfolio of Chevrolet, GMC, and Cadillac EVs currently in production, and we expect these models to remain available to consumers.

As we continue to assess our performance and the needs of our evolving business, additional restructuring and rationalization actions could be required. These actions could give rise to future asset impairments or other charges, which may have a material

GENERAL MOTORS COMPANY AND SUBSIDIARIES

impact on our operating results. Refer to the "Consolidated Results" and regional sections of this MD&A for additional information.

We face continuing market, operating, and regulatory challenges in several countries across the globe due to, among other factors, competitive pressures, our product portfolio offerings, heightened emissions standards, labor disruptions, foreign exchange volatility, evolving trade policy, automotive industry supply chains, and political uncertainty. Refer to Part I, Item 1A. Risk Factors in our 2025 Form 10-K and Part II, Item 1A. Risk Factors for a discussion of these challenges.

For the year ending December 31, 2026, we expect Net income attributable to stockholders of between $9.9 billion and $11.4 billion, EBIT-adjusted of between $13.5 billion and $15.5 billion, EPS-diluted of between $10.62 and $12.62, and EPS-diluted-adjusted of between $11.50 and $13.50. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

The following table reconciles expected Net income attributable to stockholders to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2026
Net income attributable to stockholders	$ 9.9-11.4
Income tax expense	2.6-3.1
Automotive interest expense, net	0.0
Adjustments(a)	1.0
EBIT-adjusted	$ 13.5-15.5
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

The following table reconciles expected EPS-diluted to expected EPS-diluted-adjusted:

Year Ending December 31, 2026
Diluted earnings per common share	$ 10.62-12.62
Adjustments(a)	0.88
EPS-diluted-adjusted	$ 11.50-13.50
__________
(a)Refer to the reconciliation of diluted earnings per common share to EPS-diluted-adjusted within this MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

GMNA Industry sales in North America were 4.7 million units in the three months ended March 31, 2026, representing a decrease of 5.2% compared to the corresponding period in 2025. U.S. industry sales were 3.8 million units in the three months ended March 31, 2026, representing a decrease of 5.9% compared to the corresponding period in 2025.

Our total vehicle sales in the U.S., our largest market in North America, were 0.6 million units for a market share of 16.5% in the three months ended March 31, 2026, representing a decrease of 0.7 percentage points compared to the corresponding period in 2025.

We achieved solid margins in the three months ended March 31, 2026 driven by the strength of our product portfolio and ongoing cost discipline. However, the evolving tariff and policy landscape could have a material impact on our profitability going forward. We remain focused on improving our EV profitability while maintaining our focus on cost. In addition, our outlook is dependent on continued supply chain availability, the resiliency of the U.S. economy, and overall economic conditions, including the imposition of tariffs, less available offsets and deductions, or other trade restrictions by the U.S. or its trading partners. Looking ahead, our top priority is returning GMNA to its historical 8.0-10.0% annualized EBIT-adjusted margins.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMI Industry sales in China were 5.1 million units in the three months ended March 31, 2026, representing a decrease of 12.9% compared to the corresponding period in 2025. Our total vehicle sales in China were 0.3 million units for a market share of 6.9% in the three months ended March 31, 2026, representing a decrease of 0.7 percentage points compared to the corresponding period in 2025. Our Automotive China JVs generated equity income of $0.2 billion in the three months ended March 31, 2026, which includes income of $0.1 billion related to the previously announced restructuring of SAIC General Motors Corp., Ltd. (SGM). We continue to focus on enhancing the competitiveness of our products in the Chinese market and executing restructuring plans. Additional restructuring charges may be incurred going forward.

Outside of China, industry sales were 6.9 million units in the three months ended March 31, 2026, representing an increase of 2.7% compared to the corresponding period in 2025. Our total vehicle sales outside of China were 0.2 million units for a market share of 2.9% in the three months ended March 31, 2026, representing an increase of 0.2 percentage points compared to the corresponding period in 2025.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy or range, and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government, and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the three months ended March 31, 2026, 24.9% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by our Automotive operations (vehicles in thousands):

	Three Months Ended
	March 31, 2026		March 31, 2025
GMNA	793	88.2%	827	90.7%
GMI	106	11.8%	85	9.3%
Total	899	100.0%	912	100.0%

Total vehicle sales data represents: (1) retail sales (i.e., sales to consumers who purchase new vehicles from dealers or distributors); (2) fleet sales (i.e., sales to large and small businesses, governments, and daily rental car companies); and (3) certain vehicles used by dealers in their business, including but not limited to courtesy transportation vehicles previously used by dealers that were sold to the end consumer. Total vehicle sales data includes all sales by joint ventures on a total vehicle basis, not based on our percentage ownership interest in the joint venture, including vehicle sales of non-GM trademarked vehicles, which are included in the total vehicle sales we report for China. While total vehicle sales data does not correlate directly to the revenue we recognize during a particular period, we believe it is indicative of the underlying demand for our vehicles. Total vehicle sales data represents management's good faith estimate based on sales reported by our dealers, distributors, and joint ventures; commercially available data sources, such as registration and insurance data; and internal estimates and forecasts when other data is not available.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended
	March 31, 2026			March 31, 2025
	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	3,792	626	16.5%	4,032	693	17.2%
Other	924	117	12.6%	941	126	13.4%
Total North America	4,717	743	15.8%	4,973	819	16.5%
Asia/Pacific, Middle East, and Africa
China(a)	5,062	349	6.9%	5,811	443	7.6%
Other	5,786	108	1.9%	5,733	102	1.8%
Total Asia/Pacific, Middle East, and Africa	10,848	457	4.2%	11,545	545	4.7%
South America
Brazil	625	61	9.8%	552	56	10.1%
Other	454	33	7.3%	400	29	7.2%
Total South America	1,079	95	8.8%	951	85	8.9%
Total in GM markets	16,644	1,294	7.8%	17,469	1,448	8.3%
Total Europe	4,142	—	—%	4,238	1	—%
Total Worldwide(b)	20,786	1,295	6.2%	21,706	1,449	6.7%
United States
Cars	627	11	1.8%	707	17	2.5%
Trucks	1,010	324	32.1%	1,053	344	32.7%
Crossovers	2,155	291	13.5%	2,272	332	14.6%
Total United States	3,792	626	16.5%	4,032	693	17.2%
China(a)
SGMS		116			119
SGMW		233			324
Total	5,062	349	6.9%	5,811	443	7.6%
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

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
GMNA	184	172
GMI	82	67
Total fleet sales	266	239

Fleet sales as a percentage of total vehicle sales	20.6%	16.5%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings, and help support our sales throughout various economic cycles. GM Financial's penetration of our retail sales in the U.S. was 34% in the three months ended March 31, 2026 and 36% in the corresponding period in 2025. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America were 74% in the three months ended March 31, 2026 and 81% in the corresponding period in 2025. In the three months ended March 31, 2026, GM Financial's revenue consisted of leased vehicle income of 46%, retail finance charge income of 40%, and commercial finance charge income of 6%.

GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	March 31, 2026			December 31, 2025
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$12,918	604	63.9%	$13,145	617	64.8%
Trucks	8,936	261	27.7%	8,702	254	26.6%
SUVs	2,593	54	5.8%	2,619	56	5.9%
Cars	502	25	2.6%	515	26	2.7%
Total	$24,950	944	100.0%	$24,981	952	100.0%

Consolidated Results We review changes in our results of operations under five categories: Volume, Mix, Price, Cost, and Other. Volume measures the impact of changes in wholesale vehicle volumes driven by industry volume, market share, and changes in dealer stock levels. Mix measures the impact of changes to the regional portfolio due to product, model, trim, country, and option penetration in current year wholesale vehicle volumes. Price measures the impact of changes related to Manufacturer’s Suggested Retail Price and various sales allowances. Cost primarily includes: (1) material and freight; (2) manufacturing, engineering, advertising, administrative and selling, and warranty expenses; and (3) non-vehicle related activity. Other primarily includes foreign exchange and non-vehicle related automotive revenues as well as equity income or loss from our nonconsolidated affiliates. Refer to the regional sections of this MD&A for additional information.

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	March 31, 2026	March 31, 2025			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$36,401	$37,388	$(987)	(2.6)%	$(1.4)	$(0.1)	$—	$0.6
GMI	2,859	2,427	432	17.8%	$0.5	$(0.2)	$0.1	$—
Corporate	90	46	44	96.4%		$—		$—
Automotive	39,349	39,860	(511)	(1.3)%	$(0.9)	$(0.3)	$0.1	$0.6
Cruise	—	1	(1)	n.m.				$—
GM Financial	4,276	4,164	113	2.7%				$0.1
Eliminations/reclassifications	(1)	(5)	4	76.2%		$—		$—
Total net sales and revenue	$43,624	$44,020	$(395)	(0.9)%	$(0.9)	$(0.3)	$0.1	$0.8
__________
n.m. = not meaningful

Refer to the regional sections of this MD&A for additional information on Volume, Mix, Price, and Other.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	March 31, 2026	March 31, 2025			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$32,297	$32,680	$383	1.2%	$1.0	$0.2	$(0.7)	$(0.1)
GMI	2,647	2,271	(376)	(16.5)%	$(0.4)	$0.1	$—	$(0.1)
Corporate	84	78	(6)	(7.3)%		$—	$—	$—
Cruise	—	163	163	n.m.			$0.2
Eliminations	1	(1)	(1)	n.m.		$—	$—
Total automotive and other cost of sales	$35,028	$35,191	$164	0.5%	$0.6	$0.3	$(0.6)	$(0.2)
__________
n.m. = not meaningful

In the three months ended March 31, 2026, increased Cost was primarily due to: (1) charges of $1.1 billion due to the EV strategic realignment; (2) decreased Ultium Cells Holdings LLC equity earnings of $0.3 billion; and (3) increased material and freight costs of $0.2 billion, including $0.2 billion net unfavorable tariffs inclusive of a $0.5 billion favorable adjustment; partially offset by (4) decreased warranty-related costs of $0.4 billion; (5) decreased manufacturing and emissions costs of $0.4 billion; and (6) favorable net realizable value inventory adjustments, primarily EV-related, of $0.1 billion in the three months ended March 31, 2026 compared to similar unfavorable inventory adjustments of $0.1 billion in the three months ended March 31, 2025. In the three months ended March 31, 2026, unfavorable Other was primarily due to net foreign currency changes.

Refer to the regional sections of this MD&A for additional information on Volume and Mix.

Automotive and Other Selling, General, and Administrative Expense

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2026	March 31, 2025		%
Automotive and other selling, general, and administrative expense	$2,069	$1,985	$(84)	(4.3)%

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2026	March 31, 2025		%
Interest income and other non-operating income, net	$307	$310	$(3)	(1.0)%

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)
	March 31, 2026	March 31, 2025		%
Income tax expense	$642	$719	$76	10.6%

In the three months ended March 31, 2026, Income tax expense decreased primarily due to lower pre-tax income.

For the three months ended March 31, 2026, our effective tax rate was 19.2% and our effective tax rate-adjusted (ETR-adjusted) was 19.0%. We expect our ETR-adjusted to be between 20% and 21% for the year ending December 31, 2026. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

Refer to Note 14 to our condensed consolidated financial statements for additional information related to Income tax expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	March 31, 2026	March 31, 2025			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$36,401	$37,388	$(987)	(2.6)%	$(1.4)	$(0.1)	$—		$0.6
EBIT-adjusted	$3,661	$3,286	$375	11.4%	$(0.4)	$0.1	$—	$0.4	$0.3
EBIT-adjusted margin	10.1%	8.8%	1.3%
	(Vehicles in thousands)
Wholesale vehicle sales	793	827	(34)	(4.1)%

GMNA Total Net Sales and Revenue In the three months ended March 31, 2026, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes due to decreased sales of crossover vehicles and mid-size pickup trucks and vans; partially offset by (2) favorable Other due to net foreign currency changes and increased revenue of software-enabled services and subscriptions.

GMNA EBIT-Adjusted In the three months ended March 31, 2026, EBIT-adjusted increased primarily due to: (1) favorable Cost primarily due to decreased manufacturing and emissions costs of $0.4 billion, decreased warranty-related costs of $0.4 billion, and favorable net realizable value inventory adjustments, primarily EV-related, of $0.1 billion in the three months ended March 31, 2026 compared to similar unfavorable inventory adjustments of $0.1 billion in the three months ended March 31, 2025, partially offset by decreased Ultium Cells Holdings LLC equity earnings of $0.3 billion, increased material and freight costs of $0.2 billion, including $0.2 billion net unfavorable tariffs inclusive of a $0.5 billion favorable adjustment, and increased advertising, selling, and administrative costs of $0.1 billion; and (2) favorable Other due to net foreign currency changes and investment income; partially offset by (3) decreased net wholesale volumes.

GM International

	Three Months Ended		Favorable/ (Unfavorable)		Variance Due To
	March 31, 2026	March 31, 2025		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$2,859	$2,427	$432	17.8%	$0.5	$(0.2)	$0.1		$—
EBIT-adjusted	$123	$30	$94	n.m.	$0.1	$(0.1)	$0.1	$(0.1)	$—
EBIT-adjusted margin	4.3%	1.2%	3.1%
Equity income (loss) — Automotive China	$165	$45	$120	n.m.
EBIT (loss)-adjusted — excluding Equity income (loss)(a)	$37	$(15)	$52	n.m.
	(Vehicles in thousands)
Wholesale vehicle sales	106	85	21	25.3%
__________
n.m. = not meaningful
(a)Excludes adjustments related to Automotive China JVs restructuring recorded in GMI.

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income (loss), which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the three months ended March 31, 2026, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes in Brazil primarily due to increased sales of passenger cars and crossover vehicles, partially offset by decreased wholesale volumes in the Middle East; and (2) favorable Price across multiple vehicle lines in Argentina and Brazil; partially offset by (3) unfavorable Mix primarily in Brazil.

GMI EBIT-Adjusted In the three months ended March 31, 2026, EBIT-adjusted increased primarily due to: (1) increased net wholesale volumes in Brazil; and (2) favorable Price; partially offset by (3) unfavorable Mix; and (4) unfavorable Cost primarily due to decreased parts and accessories sales in Africa, the Middle East, and Korea.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Wholesale vehicle sales, including vehicles exported to markets outside of China	428	454
Total net sales and revenue	$5,692	$5,065
Net income (loss)	$339	$70

GM Financial

	Three Months Ended		Increase/ (Decrease)	%
	March 31, 2026	March 31, 2025
Total revenue	$4,276	$4,164	$113	2.7%
Provision for loan losses	$267	$328	$(61)	(18.7)%
EBT-adjusted	$688	$685	$4	0.5%
Average debt outstanding (dollars in billions)	$114.5	$115.5	$(1.0)	(0.9)%
Effective rate of interest paid	5.4%	5.6%	(0.2)%

GM Financial Revenue In the three months ended March 31, 2026, total revenue increased primarily due to: (1) increased other income of $0.1 billion primarily due to an increase in earned premiums and fees on vehicle protection contracts; and (2) increased leased vehicle income of $0.1 billion primarily due to an increase in the average balance of the leased vehicles portfolio; partially offset by (3) decreased finance charge income of $0.1 billion primarily due to a decrease in the average balance of the portfolio.

GM Financial EBT-Adjusted In the three months ended March 31, 2026, EBT-adjusted increased by an insignificant amount.

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

Our known current material uses of cash include, among other possible demands: (1) capital spending and our investments in our battery cell manufacturing joint ventures of approximately $10.0 billion to $12.0 billion in 2026; (2) payments for engineering and product development activities, including the development of AV technology and software-enabled services; (3) payments associated with previously announced EV-related cash charges, warranty claims, vehicle recalls, and any other recall-related contingencies; (4) payments to service debt and other long-term obligations, including discretionary and mandatory contributions to our pension plans; (5) dividend payments on our common stock that are declared by our Board of Directors; and (6) payments to purchase shares of our common stock authorized by our Board of Directors. Our material future uses of cash, which may vary from time to time based on market conditions and other factors, are focused on the three objectives of our capital allocation program: (1) grow our business at an average target return on invested capital-adjusted (ROIC-adjusted) rate of 20% or greater; (2) maintain a strong investment-grade balance sheet, including a target average automotive cash balance of $18.0 billion; and (3) after the first two objectives are met, return available cash to stockholders. Our senior management evaluates our capital allocation program on an ongoing basis and recommends any modifications to the program to our Board of Directors not less than once annually.

Following U.S. Government policy changes in 2025, including the termination of certain consumer tax incentives for EV purchases and the reduction in the stringency of emissions regulations, industry-wide consumer demand for EVs in North America began to slow. During the year ended December 31, 2025, we reassessed our EV capacity and manufacturing footprint to align to expected consumer demand and U.S. Government policy and recorded charges in GMNA of $7.9 billion. These charges included non-cash impairment and other charges of $3.2 billion and cash related charges of $4.7 billion, primarily consisting of supplier commercial settlements, contract cancellation fees, battery cell JV settlements, and other charges that will have a cash impact when paid. The non-cash impairment charges include the cost of writing down EV-related tooling and

GENERAL MOTORS COMPANY AND SUBSIDIARIES

equipment to its nominal salvage value. In the three months ended March 31, 2026, we recorded additional charges of $1.1 billion primarily related to $1.0 billion for the ongoing commercial negotiations with our supply base and joint venture partners associated with our reassessment of our EV capacity that will have a cash impact when paid. We incurred cash outflows of $2.2 billion in the three months ended March 31, 2026 and $0.4 billion in the year ended December 31, 2025 related to these charges. It is reasonably possible that we will recognize additional future material contract cancellation fees and commercial settlements associated with EV-related investments that may adversely affect our cash flows in the period in which they are paid. In addition, we have entered, and plan to continue to enter, into offtake agreements that generally obligate us to purchase defined quantities of output. These arrangements could have a short-term adverse impact on our cash and increase our inventory. We also continue to monitor and evaluate opportunities to strengthen our competitive position over the long term while maintaining a strong investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations, and the possibility of acquisitions, dispositions, and investments with joint venture partners, as well as strategic alliances that we believe would generate significant advantages and substantially strengthen our business.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A, Part I, Item 1A. Risk Factors of our 2025 Form 10-K, and Part II, Item 1A. Risk Factors, some of which are outside of our control.

In January 2026, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion, with no expiration date. In the three months ended March 31, 2026, we repurchased 11 million shares for $0.8 billion. As of March 31, 2026, we have $5.5 billion in capacity remaining under our share repurchase program.

In the three months ended March 31, 2026, we paid dividends of $0.2 billion to holders of our common stock. In January 2026, our Board of Directors approved an increase in the quarterly common stock dividend of $0.03 to $0.18 per share beginning with the quarterly dividend declared in January 2026.

Cash flows that occur amongst our Automotive, Cruise, and GM Financial operations are eliminated when we consolidate our cash flows. Such eliminations include, among other things, collections by Automotive on wholesale accounts receivables financed by dealers through GM Financial, payments between Automotive and GM Financial for accounts receivables transferred by Automotive to GM Financial, loans to Automotive and Cruise from GM Financial, dividends issued by GM Financial to Automotive, tax payments by GM Financial to Automotive, and Automotive Cruise related cash expenditures. The presentation of Automotive liquidity and GM Financial liquidity presented below includes the impact of cash transactions amongst the sectors that are ultimately eliminated in consolidation. The Cruise restructuring activities are substantially complete as of December 31, 2025. Net cash used in operating activities by Cruise was $0.5 billion in the three months ended March 31, 2025.

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable debt securities, and funds available under credit facilities. The amount of available liquidity is subject to seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. We have not significantly changed the management of our liquidity, including our allocation of available liquidity, our portfolio composition and our investment guidelines since December 31, 2025. Refer to Part II, Item 7. MD&A of our 2025 Form 10-K.

In March 2026, we renewed our 364-day, $2.0 billion revolving credit facility allocated for the exclusive use of GM Financial, which now matures March 22, 2027.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $14.4 billion at March 31, 2026 and December 31, 2025, which consisted primarily of two credit facilities. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use of GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.5 billion at March 31, 2026 and December 31, 2025.

If available capacity permits, GM Financial continues to have access to our automotive credit facilities. GM Financial did not have borrowings outstanding against any of these facilities at March 31, 2026 and December 31, 2025. We had intercompany loans from GM Financial of $0.4 billion at March 31, 2026 and December 31, 2025, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at March 31, 2026 and December 31, 2025. Refer to Note 4 to our condensed consolidated financial statements for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Several of our loan facilities, including our credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of March 31, 2026 and determined we are in compliance and expect to remain in compliance in the future.

GM Financial's Board of Directors declared and paid dividends of $0.7 billion on its common stock in the three months ended March 31, 2026. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements, and leverage ratio.

The following table summarizes our Automotive available liquidity (dollars in billions):

	March 31, 2026	December 31, 2025
Automotive cash and cash equivalents	$14.7	$15.1
Marketable debt securities	4.6	6.7
Automotive cash, cash equivalents, and marketable debt securities	19.2	21.7
Available under credit facilities(a)	14.0	13.9
Total Automotive available liquidity	$33.2	$35.7
__________
(a)We had letters of credit outstanding under our sub-facility of $0.5 billion at March 31, 2026 and December 31, 2025.

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Three Months Ended March 31, 2026
Operating cash flow	$0.5
Capital expenditures	(1.5)
Shares repurchased and dividends paid	(1.0)
Financing lease purchase option	(0.2)
Investment in nonconsolidated affiliates	(0.1)
Other non-operating	(0.3)
Total change in automotive available liquidity	$(2.5)

Automotive Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2026	March 31, 2025
Operating Activities
Net income	$2.2	$2.7	$(0.5)
Depreciation, amortization, and impairment charges	1.7	1.7	—
Pension and OPEB activities	(0.2)	(0.2)	—
Working capital	(1.1)	(1.5)	0.5
Accrued and other liabilities and income taxes	(2.3)	(1.4)	(0.9)
Other(a)	0.3	1.1	(0.9)
Net automotive cash provided by (used in) operating activities(b)	$0.5	$2.4	$(1.9)
__________
(a)Includes $0.7 billion and $0.4 billion in dividends received from GM Financial in the three months ended March 31, 2026 and 2025; $0.8 billion in dividends received from our nonconsolidated affiliates in the three months ended March 31, 2025; and changes in other assets and liabilities in the three months ended March 31, 2026 and 2025.
(b)Includes $(0.8) billion and $(2.3) billion in the three months ended March 31, 2026 and 2025, which are eliminated within the condensed consolidated statements of cash flows. Amounts eliminated primarily relate to purchases of, and collections on, wholesale finance receivables provided by GM Financial to our dealers and dividends issued by GM Financial to us.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Three Months Ended		Change
	March 31, 2026	March 31, 2025
Investing Activities
Capital expenditures	$(1.5)	$(1.8)	$0.3
Acquisitions and liquidations of marketable securities, net	2.1	0.4	1.7
Other(a)	0.1	(1.1)	1.2
Net automotive cash provided by (used in) investing activities(b)	$0.7	$(2.4)	$3.2
__________
(a)Includes $0.1 billion loan repayments from Ultium Cells LLC in the three months ended March 31, 2026; $(0.3) billion of GM's investment in nonconsolidated affiliates in the three months ended March 31, 2025; and $(0.7) billion of funding to wind down Cruise robotaxi operations in the three months ended March 31, 2025.
(b)Includes $(0.7) billion of funding to wind down Cruise robotaxi operations in the three months ended March 31, 2025, which are eliminated within the condensed consolidated statements of cash flows.

	Three Months Ended		Change
	March 31, 2026	March 31, 2025
Financing Activities
Net proceeds (payments) from short-term debt	$(0.2)	$(0.1)	$(0.2)
Other(a)	(1.3)	(2.3)	1.0
Net automotive cash provided by (used in) financing activities	$(1.5)	$(2.3)	$0.8
__________
(a)Includes $(0.8) billion for payments to purchase common stock in the three months ended March 31, 2026; $(2.0) billion in payments related to the ASR in the three months ended March 31, 2025; and $(0.2) billion and $(0.1) billion for dividends paid in the three months ended March 31, 2026 and 2025.

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the three months ended March 31, 2026, net automotive cash provided by operating activities was $0.5 billion, capital expenditures were $1.5 billion, and adjustments for management actions were $2.2 billion. In the three months ended March 31, 2025, net automotive cash provided by operating activities was $2.4 billion, capital expenditures were $1.8 billion, and adjustments for management actions were $0.2 billion.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investor Service, and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. As of April 21, 2026, all credit ratings remained unchanged since December 31, 2025.

Automotive Financing – GM Financial Liquidity GM Financial's primary sources of cash are finance charge income, leasing income, and proceeds from the sale of terminated leased vehicles, net proceeds from credit facilities, securitizations, secured and unsecured borrowings, and collections and recoveries on finance receivables. GM Financial's primary uses of cash are purchases and funding of finance receivables and leased vehicles, repayment or repurchases of secured and unsecured debt, funding credit enhancement requirements in connection with securitizations, and secured credit facilities, interest costs, operating expenses, income taxes, and dividend payments. GM Financial continues to monitor and evaluate opportunities to optimize its liquidity position and the mix of its debt between secured and unsecured debt.

The following table summarizes GM Financial's available liquidity (dollars in billions):

	March 31, 2026	December 31, 2025
Cash, cash equivalents, and marketable debt securities	$5.2	$5.9
Available capacity under secured credit facilities	25.8	25.9
Available under committed unsecured credit facilities	1.0	1.0
Available under revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$34.0	$34.8

GM Financial's available liquidity varies quarterly based on factors including near-term debt issuances and maturities, as well as changes in its earning assets. GM Financial generally targets liquidity levels to support at least six months of GM Financial's expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At March 31, 2026, available liquidity exceeded GM Financial's liquidity targets.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial Cash Flow (dollars in billions)

	Three Months Ended		Change
	March 31, 2026	March 31, 2025
Net cash provided by (used in) operating activities	$1.6	$1.9	$(0.2)
Net cash provided by (used in) investing activities(a)	$1.4	$0.3	$1.1
Net cash provided by (used in) financing activities(b)	$(2.8)	$1.4	$(4.3)
__________
(a)Includes $1.4 billion and $2.6 billion in the three months ended March 31, 2026 and 2025 primarily driven by purchases of, and collections on, wholesale finance receivables, and collection of intercompany loans to Cruise in the three months ended March 31, 2025, which are eliminated within the condensed consolidated statements of cash flows.
(b)Includes $(0.7) billion and $(0.4) billion in the three months ended March 31, 2026 and 2025 for dividends to GM, which are eliminated within the condensed consolidated statements of cash flows.

	Three Months Ended		Change
	March 31, 2026	March 31, 2025
Operating Activities
Net income (loss)	$0.5	$0.5	$—
Depreciation and amortization	1.4	1.3	0.1
Accretion and amortization of loan and leasing fees	(0.4)	(0.4)	—
Provision for loan losses	0.3	0.3	(0.1)
Other non-cash income	(0.1)	(0.3)	0.1
Changes in assets and liabilities	(0.1)	0.3	(0.5)
Deferred income taxes	0.1	0.1	—
Net cash provided by (used in) operating activities	$1.6	$1.9	$(0.2)

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At March 31, 2026, secured and unsecured credit facilities totaled $27.8 billion and $3.5 billion, with advances outstanding of $1.9 billion and $2.4 billion.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at March 31, 2026 and December 31, 2025. Refer to the "Automotive Liquidity" section of this MD&A for additional details.

Critical Accounting Estimates The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in developing estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A in our 2025 Form 10-K.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles Net income (loss) attributable to stockholders to EBIT-adjusted:

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,
	2026	2025	2025	2024	2025	2024	2025	2024
Net income (loss) attributable to stockholders	$2,627	$2,784	$(3,310)	$(2,961)	$1,327	$3,056	$1,895	$2,933
Income tax expense (benefit)	642	719	(989)	318	127	709	481	767
Automotive interest expense	158	152	167	215	209	206	198	206
Automotive interest income	(173)	(191)	(242)	(279)	(220)	(274)	(200)	(229)
Adjustments
EV strategic realignment(a)	1,077	—	5,992	—	1,592	—	330	—
China restructuring actions(b)	(78)	—	702	4,010	—	—	140	—
Legal matters(c)	—	—	357	—	300	—	—	—
Cruise restructuring(d)	—	—	133	520	25	—	65	583
GMI exit costs(e)	—	—	28	4	—	43	33	103
Headquarters relocation(f)	—	26	5	30	16	34	8	—
Separation costs(g)	—	—	—	10	—	190	87	—
Buick dealer strategy(h)	—	—	—	643	—	150	—	75
Total adjustments	999	26	7,217	5,217	1,933	417	663	761
EBIT-adjusted	$4,253	$3,490	$2,843	$2,509	$3,376	$4,115	$3,037	$4,438
__________
(a)These adjustments were excluded because they relate to our strategic realignment of our EV capacity and manufacturing footprint, including Ultium's strategic realignment.
(b)These adjustments were excluded because they relate to restructuring activities associated with our operations in China, including an other-than-temporary impairment and restructuring charges recorded in equity earnings associated with our Automotive China JVs.
(c)These adjustments were excluded because they relate to investigations and litigation associated with our former OnStar Smart Driver product and an indemnification charge for a European-wide Takata related recall.
(d)These adjustments were excluded because they relate to restructuring charges resulting from the plan to combine the Cruise and GM technical efforts to advance autonomous and assisted driving and the indefinite delay of the Cruise Origin. The adjustments primarily consist of non-cash restructuring charges, supplier-related charges, and employee separation costs.
(e)These adjustments were excluded because they primarily relate to the wind down of our manufacturing operations in Colombia and Ecuador.
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings per common share to EPS-diluted-adjusted:

	Three Months Ended
	March 31, 2026		March 31, 2025
	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$2,614	$2.82	$3,361	$3.35
Adjustments(a)	999	1.08	26	0.03
Tax effect on adjustments(b)	(183)	(0.20)	(6)	(0.01)
Return from preferred shareholders(c)	—	—	(593)	(0.59)
EPS-diluted-adjusted	$3,430	$3.70	$2,789	$2.78
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

The following table reconciles our effective tax rate to ETR-adjusted:

	Three Months Ended
	March 31, 2026			March 31, 2025
	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate
Effective tax rate	$3,347	$642	19.2%	$3,572	$719	20.1%
Adjustments(a)	999	183		26	6
ETR-adjusted	$4,346	$825	19.0%	$3,598	$725	20.1%
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

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	March 31, 2026	March 31, 2025
Net income attributable to stockholders	$2.5	$5.8
Average equity(a)	$64.1	$67.9
ROE	4.0%	8.6%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	March 31, 2026	March 31, 2025
EBIT-adjusted(a)	$13.5	$14.6
Average equity(b)	$64.1	$67.9
Add: Average automotive debt and interest liabilities (excluding finance leases)	16.3	16.0
Add: Average automotive net pension and OPEB liability	8.3	9.1
Less: Average automotive net income tax asset	(23.7)	(22.7)
ROIC-adjusted average net assets	$65.0	$70.2
ROIC-adjusted	20.8%	20.7%
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this section of MD&A.
(b)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may include "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and are often identified by words like “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions. In making these statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions, and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new products, services, technologies, and customer experiences in response to increased competition and changing consumer needs and preferences; (2) our ability to attract and retain talented and highly skilled employees; (3) our ability to timely fund and introduce new and improved vehicle models, that are able to attract a sufficient number of consumers; (4) our ability to profitably deliver a strategic portfolio of EVs; (5) adoption of EVs by consumers; (6) the success of our current line of ICE vehicles, particularly our full-size ICE SUVs and full-size ICE pickup trucks; (7) our highly competitive industry, which has been historically characterized by excess manufacturing capacity and the use of incentives, and the introduction of new and improved vehicle models by our competitors; (8) the unique technological, operational, regulatory, and competitive risks related to our refocused AV strategy on personal vehicles; (9) risks associated with climate change, including evolving regulation of GHG emissions, changing consumer preferences and demand, and the potential increased impacts of severe weather events; (10) global automobile market sales volume, which can be volatile; (11) inflationary pressures and persistently high prices and uncertain availability of commodities, raw materials, and other inputs used by us and our suppliers, and instability in logistics and related costs; (12) our business in China, which is subject to unique operational, competitive, regulatory, and economic risks; (13) the success of our ongoing strategic business relationships, particularly with respect to facilitating access to raw materials necessary for the production of EVs, and of our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (14) the international scale and footprint of our operations, which expose us to a variety of unique political, economic, competitive, and regulatory risks, including the risk of changes in government leadership and laws (including labor, trade, tax, and other laws), political uncertainty or instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, introduction of new tariffs or changes to announced tariffs directly and indirectly applicable to our industry, changes in foreign exchange rates and interest rates, economic downturns in the countries in which we operate, differing local product preferences and product requirements, changes to and compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements, and union relationships, differing dealer and franchise regulations and relationships, difficulties in obtaining financing in foreign countries, and public health crises, including the occurrence of a contagious disease or illness; (15) any significant disruption, including any work stoppages, at any of our manufacturing facilities; (16) the ability of our suppliers to deliver parts, systems, components, and raw materials without disruption and at such times to allow us to meet production schedules; (17) pandemics, epidemics, disease outbreaks, and other public health crises; (18) the possibility that competitors may independently develop products and services similar to ours, or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (19) our ability to manage risks related to security breaches, cyberattacks, and other disruptions to our information technology systems and networked products, including connected

GENERAL MOTORS COMPANY AND SUBSIDIARIES

vehicles; (20) our ability to manage security breaches and other disruptions to our in-vehicle systems; (21) our ability to comply with increasingly complex, restrictive, and punitive regulations relating to our enterprise data practices, including the collection, use, sharing, and security of the personal information of our customers, employees, or suppliers; (22) our ability to comply with extensive laws, regulations, and policies applicable to our industry, operations, and products, including those in the One Big Beautiful Bill Act and/or relating to fuel economy, emissions, and AVs; (23) costs and risks associated with litigation, governmental investigations, and other proceedings; (24) the costs and effect on our reputation of product safety recalls and alleged defects in products and services; (25) any additional tax expense or exposure or failure to fully realize available tax incentives; (26) our continued ability to develop captive financing capability through GM Financial; (27) any significant increase in our pension funding requirements; and (28) uncertainties regarding the IEEPA tariff refunds, including the timing and extent of these refunds. A further discussion of these risks, uncertainties, and other factors can be found in Part I, Item 1A. Risk Factors of our 2025 Form 10-K, Part II, Item 1A. Risk Factors, and our subsequent filings with the SEC.

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

*  *  *  *  *  *  *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since December 31, 2025. For further discussion on market risk, refer to Part II, Item 7A. of our 2025 Form 10-K.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 31, 2026 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, at a reasonable assurance level, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2025 Form 10-K, other than as set forth below in this Item 1A.

Geopolitical conflicts and instability in the Middle East and other regions could adversely affect our business. We operate in a global environment that is subject to political and economic instability, armed conflicts, and other geopolitical risks, including in particular, the ongoing and potential conflicts in the Middle East, including those involving Iran and neighboring countries. These regional conflicts and related geopolitical tensions may result in a number of adverse consequences for our operations, including disruptions to our supply chain and logistics networks, restrictions on transactions involving certain territories, entities, or individuals, and increased costs of raw materials, commodities, energy, and other inputs. In addition, the conflicts in the Middle East have caused significant disruption in the normal flow of oil, refined petroleum products, and related commodities, resulting in increases to the price of oil and gasoline. The increased prices of oil and gasoline will increase energy and transportation costs across our supply chain and, if prolonged, could shift consumer preferences toward smaller, more fuel-efficient vehicles, which could weaken the demand for our higher margin vehicles, such as full-size ICE SUVs and pickup trucks. The foregoing risks could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended March 31, 2026:

	Total Number of Shares Purchased(a)	Weighted-Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(c)
January 1, 2026 through January 31, 2026	37,754	$81.16	—	$6.3 billion
February 1, 2026 through February 28, 2026	3,829,500	$84.41	—	$6.3 billion
March 1, 2026 through March 31, 2026	10,665,132	$75.01	10,665,132	$5.5 billion
Total	14,532,386	$77.50	10,665,132
__________
(a)Shares purchased include shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs and PSUs relating to compensation plans. Refer to our 2025 Form 10-K for additional details on employee stock incentive plans.
(b)The weighted-average price paid per share excludes broker commissions.
(c)In January 2026, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion, with no expiration date.

*  *  *  *  *  *  *

Item 5. Other Information

During the three months ended March 31, 2026, the following directors or officers of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K: (1) on January 28, 2026, Paul A. Jacobson, Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 40,000 shares of GM common stock between May 4, 2026 and July 30, 2026, subject to certain conditions; (2) on February 5, 2026, Grant Dixton, Executive Vice President and Chief Legal and Public Policy Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 8,000 shares of GM common stock between August 3, 2026 and March 31, 2027, subject to certain conditions; (3) on February 13, 2026, Rory V. Harvey, Executive Vice President and President, Global Markets, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 97,500 shares of GM common stock and up to 5,652 shares of GM common stock issuable upon the exercise of vested stock options between May 15, 2026 and February 28, 2027, subject to certain conditions; (4) on February 19, 2026, Mary T. Barra, Chair and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 433,527 shares of GM common stock and up to 840,262 shares of GM common stock issuable upon the exercise of vested stock options between May 21, 2026 and February 20, 2027, subject to certain conditions; (5) on February 19, 2026, Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 20,682 shares of GM common stock between May 21, 2026 and January 29, 2027, subject to certain conditions; and (6) on February 20, 2026, Mark L. Reuss, President, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 142,159 shares of GM common stock issuable upon the exercise of vested stock options and up to 290,300 shares of GM common stock issuable upon the vesting of performance share units between May 22, 2026 and February 19, 2027, subject to certain conditions.

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
Incorporated by Reference
10.1†
Eighth Amended and Restated 364-Day Revolving Credit Agreement, dated as of March 23, 2026, among General Motors Company, General Motors Financial Company, Inc., the subsidiary borrowers from time to time parties thereto, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed March 23, 2026
Incorporated by Reference
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
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

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	April 28, 2026