Form 10-Q
period 2026-06-30
General Motors Co
filed 2026-07-21
CIK 1467858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of July 10, 2026 there were 877,451,541 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales and revenue
Automotive	$43,762	$42,869	$83,111	$82,730
GM Financial	4,264	4,253	8,539	8,412
Total net sales and revenue (Note 2)	48,026	47,122	91,650	91,141
Costs and expenses
Automotive and other cost of sales	40,696	39,289	75,724	74,480
GM Financial interest, operating, and other expenses	3,674	3,567	7,275	7,058
Automotive and other selling, general, and administrative expense	2,197	2,139	4,266	4,124
Total costs and expenses	46,567	44,995	87,265	85,662
Operating income (loss)	1,459	2,127	4,385	5,479
Automotive interest expense	151	198	309	350
Interest income and other non-operating income, net	223	366	530	676
Equity income (loss) (Note 7)	36	80	309	142
Income (loss) before income taxes	1,568	2,375	4,915	5,946
Income tax expense (benefit) (Note 14)	214	481	856	1,199
Net income (loss)	1,354	1,894	4,058	4,747
Net loss (income) attributable to noncontrolling interests	(48)	1	(126)	(68)
Net income (loss) attributable to stockholders	$1,305	$1,895	$3,932	$4,680

Net income (loss) attributable to common stockholders	$1,287	$1,865	$3,901	$5,224

Earnings per share (Note 17)
Basic earnings per common share	$1.44	$1.94	$4.32	$5.35
Weighted-average common shares outstanding – basic	896	963	904	976
Diluted earnings per common share	$1.41	$1.91	$4.25	$5.28
Weighted-average common shares outstanding – diluted	910	976	918	989
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$1,354	$1,894	$4,058	$4,747
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	111	440	(26)	628
Defined benefit plans	37	(142)	109	(179)
Unrealized gain (loss) on hedges	(45)	(15)	18	(32)
Other comprehensive income (loss), net of tax	103	283	101	417
Comprehensive income (loss)	1,457	2,177	4,160	5,164
Comprehensive loss (income) attributable to noncontrolling interests	(58)	(91)	(68)	(163)
Comprehensive income (loss) attributable to stockholders	$1,399	$2,086	$4,091	$5,001

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents (Note 3)	$20,134	$20,945
Marketable debt securities (Note 3)	4,585	6,724
Accounts and notes receivable, net of allowance of $283 and $244	16,770	13,054
GM Financial receivables, net of allowance of $1,204 and $1,168 (Note 4; Note 8)	44,870	45,266
Inventories (Note 5)	15,950	14,467
Other current assets (Note 3; Note 8)	7,700	8,312
Total current assets	110,008	108,767
Non-current Assets
GM Financial receivables, net of allowance of $1,662 and $1,557 (Note 4; Note 8)	44,454	44,384
Equity in net assets of nonconsolidated affiliates (Note 7)	5,663	5,681
Property, net	53,316	51,683
Goodwill and intangible assets, net	4,305	4,366
Equipment on operating leases, net (Note 6; Note 8)	32,881	33,686
Deferred income taxes	22,643	22,960
Other assets (Note 3; Note 8)	9,472	9,756
Total non-current assets	172,733	172,517
Total Assets	$282,742	$281,284

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$28,840	$23,919
Short-term debt and current portion of long-term debt (Note 9)
Automotive	514	656
GM Financial (Note 8)	36,498	35,012
Accrued liabilities	30,982	33,754
Total current liabilities	96,834	93,342
Non-current Liabilities
Long-term debt (Note 9)
Automotive	15,465	15,591
GM Financial (Note 8)	75,220	79,018
Postretirement benefits other than pensions (Note 12)	3,939	4,025
Pensions (Note 12)	4,541	4,988
Other liabilities	23,101	21,151
Total non-current liabilities	122,267	124,775
Total Liabilities	219,101	218,116
Commitments, contingencies, and uncertainties (Note 13)
Equity (Note 16)
Common stock, $0.01 par value	9	9
Additional paid-in capital	19,185	19,928
Retained earnings	52,990	51,524
Accumulated other comprehensive loss	(10,183)	(10,343)
Total stockholders’ equity	62,000	61,119
Noncontrolling interests	1,641	2,049
Total Equity	63,641	63,168
Total Liabilities and Equity	$282,742	$281,284

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net income (loss)	$4,058	$4,747
Depreciation and impairment of Equipment on operating leases, net	2,647	2,438
Depreciation, amortization, and impairment charges on Property, net	3,486	3,537
Foreign currency remeasurement and transaction (gains) losses	30	262
Undistributed earnings of nonconsolidated affiliates, net	93	583
Pension contributions and OPEB payments	(432)	(309)
Pension and OPEB (income) expense, net	22	32
Provision (benefit) for deferred taxes	289	205
Change in other operating assets and liabilities	(891)	1,473
Net cash provided by (used in) operating activities	9,304	12,969
Cash flows from investing activities
Expenditures for property	(3,454)	(3,953)
Available-for-sale marketable securities, acquisitions	(1,511)	(1,248)
Available-for-sale marketable securities, liquidations	3,644	1,719
Purchases of finance receivables	(18,736)	(19,275)
Principal collections and recoveries on finance receivables	17,713	17,286
Purchases of leased vehicles	(6,591)	(8,591)
Proceeds from termination of leased vehicles	5,549	5,326
Other investing activities	(97)	(2,422)
Net cash provided by (used in) investing activities	(3,483)	(11,158)
Cash flows from financing activities
Net increase (decrease) in short-term debt	(16)	29
Proceeds from issuance of debt (original maturities greater than three months)	23,350	30,668
Payments on debt (original maturities greater than three months)	(25,696)	(27,316)
Payments to purchase common stock (Note 16)	(2,800)	(2,012)
Issuance (redemption) of subsidiary stock (Note 16)	—	(29)
Dividends paid	(831)	(319)
Other financing activities	(452)	(322)
Net cash provided by (used in) financing activities	(6,445)	699
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(83)	327
Net increase (decrease) in cash, cash equivalents, and restricted cash	(708)	2,836
Cash, cash equivalents, and restricted cash at beginning of period	24,284	22,964
Cash, cash equivalents, and restricted cash at end of period	$23,576	$25,800

Significant non-cash investing and financing activity
Non-cash property additions	$5,036	$3,443

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity (Permanent Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2025	$10	$20,843	$53,472	$(11,253)	$2,518	$65,590
Net income (loss)	—	—	2,784	—	69	2,853
Other comprehensive income (loss)	—	—	—	131	3	134
Issuance (redemption) of subsidiary stock (Note 16)	—	538	—	—	(567)	(29)
Purchase of common stock (Note 16)	—	(1,027)	(984)	—	—	(2,012)
Stock based compensation	—	(7)	(2)	—	—	(9)
Cash dividends paid on common stock	—	—	(116)	—	—	(116)
Other	—	(2)	(14)	—	32	16
Balance at March 31, 2025	10	20,345	55,140	(11,122)	2,054	66,427
Net income (loss)	—	—	1,895	—	(1)	1,894
Other comprehensive income (loss)	—	—	—	190	92	283
Purchase of common stock (Note 16)	—	213	(213)	—	—	—
Stock based compensation	—	52	(2)	—	—	50
Cash dividends paid on common stock	—	—	(144)	—	—	(144)
Dividends to noncontrolling interests	—	—	—	—	(59)	(59)
Other	—	—	(1)	—	10	9
Balance at June 30, 2025	$10	$20,610	$56,675	$(10,932)	$2,096	$68,459

Balance at January 1, 2026	$9	$19,928	$51,524	$(10,343)	$2,049	$63,168
Net income (loss)	—	—	2,627	—	78	2,705
Other comprehensive income (loss)	—	—	—	65	(67)	(2)
Purchase of common stock (Note 16)	—	(205)	(595)	—	—	(800)
Stock based compensation	—	(182)	(6)	—	—	(188)
Cash dividends paid on common stock	—	—	(164)	—	—	(164)
Dividends to noncontrolling interests	—	—	—	—	(40)	(40)
Other	—	—	(1)	—	16	15
Balance at March 31, 2026	9	19,541	53,386	(10,277)	2,036	64,694
Net income (loss)	—	—	1,305	—	48	1,354
Other comprehensive income (loss)	—	—	—	94	10	103
Purchase of common stock (Note 16)	—	(479)	(1,521)	—	—	(2,000)
Stock based compensation	—	123	—	—	—	123
Cash dividends paid on common stock	—	—	(160)	—	—	(160)
Dividends to noncontrolling interests	—	—	—	—	(467)	(467)
Other	—	—	(20)	—	14	(6)
Balance at June 30, 2026	$9	$19,185	$52,990	$(10,183)	$1,641	$63,641

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

Accounting Standards Not Yet Adopted In May 2026, the Financial Accounting Standards Board issued ASU 2026-02 "Environmental Credits and Environmental Credit Obligations (Topic 818)" (ASU 2026-02), which establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2026-02 on our condensed consolidated financial statements and the ultimate impact may continue to be affected by actions taken by the U.S. Government that may change regulations relating to fuel economy and emissions standards. Refer to Note 13 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 2. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended June 30, 2026
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts, and accessories	$38,062	$3,396	$125	$41,583	$—	$—	$41,583
Used vehicles	621	11	—	632	—	—	632
Services and other	1,229	284	34	1,547	—	—	1,547
Automotive net sales and revenue	39,911	3,691	159	43,762	—	—	43,762
Leased vehicle income	—	—	—	—	1,970	—	1,970
Finance charge income	—	—	—	—	2,006	—	2,006
Other income	—	—	—	—	291	(3)	289
GM Financial net sales and revenue	—	—	—	—	4,267	(3)	4,264
Net sales and revenue	$39,912	$3,691	$159	$43,762	$4,267	$(3)	$48,026

	Three Months Ended June 30, 2025
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts, and accessories	$37,893	$3,075	$30	$40,998	$—	$—	$—	$40,998
Used vehicles	515	9	—	524	—	—	—	524
Services and other	1,078	243	27	1,348	—	—	—	1,348
Automotive net sales and revenue	39,486	3,326	57	42,869	—	—	—	42,869
Leased vehicle income	—	—	—	—	—	1,940	—	1,940
Finance charge income	—	—	—	—	—	2,048	—	2,048
Other income	—	—	—	—	—	267	(2)	265
GM Financial net sales and revenue	—	—	—	—	—	4,255	(2)	4,253
Net sales and revenue	$39,486	$3,326	$57	$42,869	$—	$4,255	$(2)	$47,122

	Six Months Ended June 30, 2026
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts, and accessories	$72,864	$5,967	$192	$79,023	$—	$—	$79,023
Used vehicles	1,037	20	—	1,057	—	—	1,057
Services and other	2,411	563	57	3,031	—	—	3,032
Automotive net sales and revenue	76,312	6,550	249	83,111	—	—	83,111
Leased vehicle income	—	—	—	—	3,955	—	3,955
Finance charge income	—	—	—	—	3,972	—	3,972
Other income	—	—	—	—	617	(4)	613
GM Financial net sales and revenue	—	—	—	—	8,543	(4)	8,539
Net sales and revenue	$76,312	$6,550	$249	$83,111	$8,543	$(4)	$91,650

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Six Months Ended June 30, 2025
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts, and accessories	$74,019	$5,200	$48	$79,267	$—	$—	$—	$79,267
Used vehicles	831	17	—	848	—	—	—	848
Services and other	2,023	536	55	2,614	1	—	—	2,615
Automotive net sales and revenue	76,873	5,753	103	82,729	1	—	—	82,730
Leased vehicle income	—	—	—	—	—	3,842	—	3,842
Finance charge income	—	—	—	—	—	4,073	(4)	4,069
Other income	—	—	—	—	—	504	(4)	500
GM Financial net sales and revenue	—	—	—	—	—	8,419	(7)	8,412
Net sales and revenue	$76,873	$5,753	$103	$82,729	$1	$8,419	$(7)	$91,141

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales were insignificant in the three months ended June 30, 2026 and 2025.

Contract liabilities in our Automotive operations primarily consist of vehicle connectivity, customer rewards programs, maintenance, extended warranty, and other contracts of $9.1 billion and $8.2 billion at June 30, 2026 and December 31, 2025, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $729 million and $1.5 billion related to contract liabilities in the three months and six months ended June 30, 2026 and $606 million and $1.2 billion in the three and six months ended June 30, 2025. We expect to recognize revenue of $1.5 billion in the six months ending December 31, 2026 and $2.1 billion, $1.5 billion, and $4.0 billion in the years ending December 31, 2027, 2028, and thereafter related to contract liabilities at June 30, 2026.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 3. Marketable and Other Securities

The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	June 30, 2026	December 31, 2025
Cash and cash equivalents
Cash and time deposits		$9,820	$10,884
Available-for-sale debt securities
U.S. government and agencies	2	186	451
Corporate debt	2	3,446	3,317
Sovereign debt	2	1,320	923
Total available-for-sale debt securities – cash equivalents		4,952	4,691
Money market funds	1	5,362	5,369
Total cash and cash equivalents		$20,134	$20,945
Marketable debt securities
U.S. government and agencies	2	$692	$2,370
Corporate debt and other	2	3,405	3,796
Mortgage and asset-backed	2	487	558
Total available-for-sale debt securities – marketable securities		$4,585	$6,724
Restricted cash
Cash and cash equivalents		$395	$357
Money market funds	1	3,047	2,981
Total restricted cash		$3,442	$3,339

Available-for-sale debt securities included above with contractual maturities(a)
Due in one year or less		$5,599
Due between one and five years		3,407
Total available-for-sale debt securities with contractual maturities		$9,006
__________
(a)Excludes mortgage and asset-backed securities as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $732 million and $621 million in the three months ended June 30, 2026 and 2025 and $3.3 billion and $2.2 billion in the six months ended June 30, 2026 and 2025. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three and six months ended June 30, 2026 and 2025. Cumulative unrealized losses on available-for-sale debt securities were insignificant at June 30, 2026 and December 31, 2025.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total shown in the condensed consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$20,134	$20,945
Restricted cash included in Other current assets	2,999	2,912
Restricted cash included in Other assets	443	426
Total	$23,576	$24,284

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. GM Financial Receivables and Transactions

	June 30, 2026			December 31, 2025
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables	$76,064	$16,126	$92,189	$75,404	$16,970	$92,374
Less: allowance for loan losses	(2,801)	(65)	(2,866)	(2,656)	(68)	(2,725)
GM Financial receivables, net	$73,262	$16,061	$89,323	$72,748	$16,902	$89,650

Fair value of GM Financial receivables utilizing Level 2 inputs			$16,061			$16,902
Fair value of GM Financial receivables utilizing Level 3 inputs			$74,580			$74,409
__________
(a)Commercial finance receivables include dealer financing of $15.7 billion and $16.4 billion, and other financing of $472 million and $596 million at June 30, 2026 and December 31, 2025. Commercial finance receivables are presented net of dealer cash management balances of $3.4 billion at June 30, 2026 and December 31, 2025. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Allowance for loan losses at beginning of period	$2,723	$2,567	$2,725	$2,458
Provision for loan losses	389	354	656	682
Charge-offs	(538)	(490)	(1,079)	(968)
Recoveries	283	270	552	521
Effect of foreign currency	9	19	12	28
Allowance for loan losses at end of period	$2,866	$2,720	$2,866	$2,720

The allowance for loan losses as a percentage of finance receivables was 3.1% and 2.9% at June 30, 2026 and December 31, 2025. The allowance ratio is based on factors including portfolio credit quality, expectations for recovery rates, and economic outlook.

Retail Finance Receivables GM Financial's retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at June 30, 2026 and December 31, 2025:

	Year of Origination						June 30, 2026
	2026	2025	2024	2023	2022	Prior	Total	Percent
Prime – FICO score 680 and greater	$12,473	$18,911	$12,031	$6,845	$3,831	$2,248	$56,339	74.1%
Near-prime – FICO score 620 to 679	2,082	3,119	1,994	1,123	679	500	9,498	12.5%
Sub-prime – FICO score less than 620	2,607	3,253	2,053	1,070	674	569	10,227	13.4%
Retail finance receivables	$17,163	$25,283	$16,078	$9,038	$5,183	$3,318	$76,064	100.0%

	Year of Origination						December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
Prime – FICO score 680 and greater	$22,850	$15,204	$9,298	$5,350	$2,712	$1,027	$56,440	74.9%
Near-prime – FICO score 620 to 679	3,702	2,456	1,439	908	571	225	9,303	12.3%
Sub-prime – FICO score less than 620	3,847	2,530	1,395	958	614	318	9,661	12.8%
Retail finance receivables	$30,399	$20,191	$12,132	$7,216	$3,897	$1,570	$75,404	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $1.0 billion and $1.1 billion at June 30, 2026 and December 31, 2025. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost basis of retail finance receivables for each vintage of the portfolio at June 30, 2026 and December 31, 2025, as well as summary totals for June 30, 2025:

	Year of Origination						June 30, 2026		June 30, 2025
	2026	2025	2024	2023	2022	Prior	Total	Percent	Total	Percent
0-to-30 days	$16,978	$24,617	$15,410	$8,559	$4,834	$3,002	$73,401	96.5%	$75,474	97.0%
31-to-60 days	131	457	456	330	247	223	1,844	2.4%	1,665	2.1%
Greater-than-60 days	39	182	189	137	96	89	732	1.0%	626	0.8%
Finance receivables more than 30 days delinquent	170	639	645	467	342	312	2,575	3.4%	2,291	2.9%
In repossession	14	27	23	12	7	4	87	0.1%	71	0.1%
Finance receivables more than 30 days delinquent or in repossession	185	666	668	479	349	316	2,663	3.5%	2,362	3.0%
Retail finance receivables	$17,163	$25,283	$16,078	$9,038	$5,183	$3,318	$76,064	100.0%	$77,837	100.0%

	Year of Origination						December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
0-to-30 days	$29,871	$19,413	$11,524	$6,744	$3,576	$1,395	$72,523	96.2%
31-to-60 days	370	536	419	334	230	122	2,011	2.7%
Greater-than-60 days	140	218	172	129	86	51	795	1.1%
Finance receivables more than 30 days delinquent	510	753	591	463	316	173	2,806	3.7%
In repossession	18	24	17	10	6	2	75	0.1%
Finance receivables more than 30 days delinquent or in repossession	527	777	608	472	321	175	2,881	3.8%
Retail finance receivables	$30,399	$20,191	$12,132	$7,216	$3,897	$1,570	$75,404	100.0%

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

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer finance receivables portfolio by dealer risk rating at June 30, 2026 and December 31, 2025:

	Year of Origination(a)							June 30, 2026
Dealer Risk Rating	Revolving	2026	2025	2024	2023	2022	Prior	Total	Percent
I	$12,671	$299	$277	$154	$88	$257	$219	$13,966	89.2%
II	1,026	17	9	42	23	5	31	1,154	7.4%
III	454	1	3	40	5	14	18	534	3.4%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$14,151	$318	$289	$236	$116	$277	$268	$15,654	100.0%
__________
(a)Floorplan advances comprise 98.9% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2025
Dealer Risk Rating	Revolving	2025	2024	2023	2022	2021	Prior	Total	Percent
I	$13,421	$337	$191	$121	$298	$160	$147	$14,674	89.6%
II	985	10	33	25	7	35	2	1,096	6.7%
III	507	5	48	3	14	14	12	603	3.7%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$14,913	$352	$271	$149	$319	$209	$161	$16,374	100.0%
__________
(a)Floorplan advances comprise 99.1% of the total revolving balance. Dealer term loans are presented by year of origination.

Commercial finance receivables on nonaccrual status were insignificant and none at June 30, 2026 and December 31, 2025.

Transfers of Finance Receivables GM Financial has continuing involvement with finance receivables that were transferred in 2025, primarily in its role as servicer. The outstanding balance of the previously transferred finance receivables subject to continuing involvement was $1.3 billion at June 30, 2026.

Transactions with GM Financial The following tables show transactions between our Automotive operations and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	June 30, 2026	December 31, 2025
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables due from GM consolidated dealers	$393	$395
Subvention receivable from GM(b)	$494	$452
Commercial loan funding payable to GM	$114	$94

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$297	$364	$607	$731
Leased vehicle subvention earned	$482	$437	$967	$852
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive operations made cash payments to GM Financial for subvention of $690 million and $918 million in the three months ended June 30, 2026 and 2025 and $1.3 billion and $1.6 billion in the six months ended June 30, 2026 and 2025.

GM Financial's Board of Directors declared and paid dividends of $250 million and $350 million on its common stock in the three months ended June 30, 2026 and 2025 and $900 million and $700 million in the six months ended June 30, 2026 and 2025.

Note 5. Inventories

	June 30, 2026	December 31, 2025
Total productive material, supplies, and work in process	$6,778	$6,405
Finished product, including service parts	9,172	8,062
Total inventories	$15,950	$14,467

Inventories are reflected net of allowances totaling $2.1 billion and $2.4 billion, of which $1.3 billion and $1.7 billion are electric vehicle (EV)-related, to remeasure inventory on-hand to net realizable value at June 30, 2026 and December 31, 2025. Tariffs, less available offsets and deductions, are capitalized into the cost of inventories as incurred. Offset amounts in excess of tariffs incurred will be recognized as a reduction to future tariffs.

Note 6. Equipment on Operating Leases

Equipment on operating leases consists of leases to retail customers of GM Financial.

	June 30, 2026	December 31, 2025
Equipment on operating leases	$40,038	$40,596
Less: accumulated depreciation	(7,157)	(6,909)
Equipment on operating leases, net	$32,881	$33,686

The estimated residual value of our leased assets at the end of the lease term was $24.8 billion and $25.0 billion at June 30, 2026 and December 31, 2025.

Depreciation expense related to Equipment on operating leases, net was $1.3 billion and $1.2 billion in the three months ended June 30, 2026 and 2025 and $2.6 billion and $2.4 billion in the six months ended June 30, 2026 and 2025.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Lease receipts under operating leases	$2,872	$4,269	$2,047	$415	$22	$—	$9,625

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

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Automotive China joint ventures equity income (loss)	$83	$71	$248	$116
Other joint ventures equity income (loss)(a)	(408)	19	(307)	277
Total Equity income (loss)	$(324)	$91	$(58)	$394
__________
(a)Equity income (loss) related to Ultium Cells Holdings LLC, an equally owned joint venture with LG Energy Solution, is presented in Automotive and other cost of sales as this entity has historically been integral to the operations of our business by providing battery cells for our EVs. Equity income (loss) in Ultium Cells Holdings LLC was insignificant in the three and six months ended June 30, 2026 and insignificant and $252 million in the three and six months ended June 30, 2025.

In the three months ended June 30, 2026, we recorded $364 million of impairment charges in equity income, and in the year ended December 31, 2025, we recorded an insignificant amount of restructuring-related charges in equity income in connection with our EV strategic realignment. Refer to Note 15 for additional information.

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) or Ultium Cells Holdings LLC since December 31, 2025.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$6,207	$6,084	$11,900	$11,149
Automotive China JVs' net income (loss)	$252	$127	$591	$197

Dividends declared but not paid from our nonconsolidated affiliates were $1.2 billion and $926 million at June 30, 2026 and December 31, 2025. Dividends received from our nonconsolidated affiliates were insignificant in the three and six months ended June 30, 2026 and $189 million and $977 million in the three and six months ended June 30, 2025. We had net undistributed losses from our nonconsolidated affiliates of $1.2 billion and $1.5 billion at June 30, 2026 and December 31, 2025, including $3.2 billion of undistributed losses at June 30, 2026 and December 31, 2025 offset by $2.0 billion and $1.8 billion of undistributed earnings at June 30, 2026 and December 31, 2025.

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

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	June 30, 2026	December 31, 2025
Restricted cash – current	$2,717	$2,635
Restricted cash – non-current	$260	$253
GM Financial receivables – current	$28,025	$29,126
GM Financial receivables – non-current	$20,425	$20,128
GM Financial equipment on operating lease related assets	$13,806	$13,791
GM Financial short-term debt and current portion of long-term debt	$19,188	$17,681
GM Financial long-term debt	$27,261	$29,232

GM Financial recognizes finance charge, leased vehicle, and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs primarily include our battery cell manufacturing joint ventures to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support, and other off-balance sheet arrangements. The carrying amounts of assets were approximately $4.3 billion and $3.6 billion, and liabilities were $0.8 billion and insignificant related to our nonconsolidated VIEs at June 30, 2026 and December 31, 2025. Our maximum exposure to loss as a result of our involvement with these VIEs was approximately $7.1 billion and $8.5 billion, inclusive of $2.0 billion and $4.0 billion in committed capital and other contributions to our battery cell manufacturing joint ventures, at June 30, 2026 and December 31, 2025. See Note 15 for additional information on EV-related commercial settlements with our nonconsolidated VIEs. Our maximum exposure to loss, and required capital contributions, could vary depending on our battery cell manufacturing joint ventures' requirements and access to capital. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 9. Debt

Automotive The following table presents debt in our automotive operations:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$236	$236	$164	$164
Unsecured debt(a)	15,332	15,161	15,468	15,434
Finance lease liabilities	410	408	615	614
Total automotive debt(b)	$15,979	$15,804	$16,247	$16,213

Fair value utilizing Level 1 inputs		$14,822		$15,065
Fair value utilizing Level 2 inputs		$983		$1,148

Available under credit facility agreements(c)		$13,900		$13,913
Weighted-average interest rate on outstanding short-term debt(d)		4.8%		12.6%
Weighted-average interest rate on outstanding long-term debt(d)		5.8%		5.8%
__________
(a)Primarily consists of senior notes.
(b)Includes net discount and debt issuance costs of $434 million and $445 million at June 30, 2026 and December 31, 2025.
(c)Excludes our 364-day, $2.0 billion facility allocated for exclusive use by GM Financial.
(d)Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

In March 2026, we renewed our 364-day, $2.0 billion revolving credit facility allocated for the exclusive use of GM Financial, which now matures on March 22, 2027.

GM Financial The following table presents debt of GM Financial:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$46,416	$46,541	$46,904	$47,252
Unsecured debt	65,303	66,347	67,127	68,607
Total GM Financial debt	$111,719	$112,887	$114,031	$115,860

Fair value utilizing Level 2 inputs		$110,049		$113,180
Fair value utilizing Level 3 inputs		$2,839		$2,679

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for additional information on GM Financial's involvement with VIEs. In the six months ended June 30, 2026, GM Financial renewed and upsized revolving credit facilities with total borrowing capacity of $12.0 billion and issued $8.5 billion in aggregate principal amount of securitization notes payable with an initial weighted-average interest rate of 4.12% and maturity dates ranging from 2026 to 2035.

Unsecured debt consists of senior notes, credit facilities, and other unsecured debt. In the six months ended June 30, 2026, GM Financial issued $5.5 billion in aggregate principal amount of senior notes with an initial weighted-average interest rate of 4.84% and maturity dates ranging from 2029 to 2036.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 10. Derivative Financial Instruments

The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	June 30, 2026			December 31, 2025
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps(b)	2	$37,105	$32	$477	$33,880	$88	$457
Cash flow hedges
Interest rate swaps	2	2,628	21	17	2,302	18	23
Foreign currency swaps(c)	2	9,232	424	103	9,226	580	58
Derivatives not designated as hedges(a)
Interest rate contracts	2	113,658	407	581	122,505	421	637
Total derivative financial instruments(d)		$162,623	$884	$1,178	$167,913	$1,107	$1,175
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and six months ended June 30, 2026 and 2025 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)The effect of fair value hedges in the condensed consolidated income statements includes insignificant losses for the three and six months ended June 30, 2026 and 2025.
(c)The effect of foreign currency cash flow hedges recognized in Accumulated other comprehensive loss in the condensed consolidated statements of comprehensive income includes insignificant gains and gains of $489 million for the three months ended June 30, 2026 and 2025, and losses of $156 million and gains of $645 million for the six months ended June 30, 2026 and 2025. The effect of foreign currency cash flow hedges reclassified from Accumulated other comprehensive loss in the condensed consolidated statements of comprehensive income into income includes insignificant losses and gains of $480 million for the three months ended June 30, 2026 and 2025, and losses of $210 million and gains of $711 million for the six months ended June 30, 2026 and 2025. All amounts reclassified from Accumulated other comprehensive loss were recorded to GM Financial interest, operating, and other expenses in the condensed consolidated income statements.
(d)The fair value of derivative instruments that are classified as assets or liabilities available for offset was $481 million at June 30, 2026 and $520 million at December 31, 2025. GM Financial held an insignificant amount of collateral from counterparties available for netting against GM Financial's asset positions, and posted $647 million and $615 million of collateral to counterparties available for netting against GM Financial's liability positions at June 30, 2026 and December 31, 2025.

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

The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	June 30, 2026		December 31, 2025
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$4,220	$30	$4,633	$17
Long-term unsecured debt	29,496	709	30,554	676
GM Financial unsecured debt	$33,716	$739	$35,187	$693
__________
(a)Includes $321 million and $428 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at June 30, 2026 and December 31, 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 11. Product Warranty and Related Liabilities

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Product warranty and related liabilities
Warranty balance at beginning of period	$13,605	$10,873	$13,631	$10,571
Warranties issued and assumed in period – recall campaigns	162	471	310	614
Warranties issued and assumed in period – product warranty	1,013	887	1,941	1,676
Payments	(1,358)	(1,330)	(2,774)	(2,533)
Adjustments to pre-existing warranties	616	741	947	1,306
Effect of foreign currency and other	(15)	56	(31)	64
Warranty balance at end of period	14,023	11,698	14,023	11,698
Less: Supplier recoveries balance at end of period(a)	417	475	417	475
Warranty balance, net of supplier recoveries at end of period	$13,606	$11,223	$13,606	$11,223
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Product warranty expense, net of recoveries
Warranties issued and assumed in period	$1,176	$1,358	$2,251	$2,290
Supplier recoveries accrued in period	(196)	(186)	(328)	(337)
Adjustments and other	601	797	916	1,371
Warranty expense, net of supplier recoveries	$1,581	$1,969	$2,838	$3,323

For estimates related to reasonably possible losses in excess of amounts accrued for recall campaigns, refer to Note 13 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$39	$36	$2	$42	$59	$3
Interest cost	431	115	50	498	14	54
Expected return on plan assets	(569)	(127)	—	(648)	(17)	—
Amortization of prior service cost (credit)	16	2	—	16	2	—
Amortization of net actuarial (gains) losses	2	15	(1)	3	10	(4)
Net periodic pension and OPEB (income) expense	$(81)	$41	$51	$(89)	$68	$53

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$78	$72	$4	$83	$89	$5
Interest cost	862	231	100	997	34	109
Expected return on plan assets	(1,140)	(252)	—	(1,296)	(42)	—
Amortization of prior service cost (credit)	32	4	—	32	4	—
Amortization of net actuarial (gains) losses	5	29	(3)	5	20	(8)
Net periodic pension and OPEB (income) expense	$(163)	$84	$101	$(179)	$105	$106

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income presented in Interest income and other non-operating income, net are insignificant in the three and six months ended June 30, 2026 and 2025.

Note 13. Commitments, Contingencies, and Uncertainties

Litigation-Related Liability and Indirect Tax-Related Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions, and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At June 30, 2026 and December 31, 2025, we had accruals of $1.5 billion for such legal actions in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the potential loss. Some matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that cannot be reasonably estimated. Accordingly, while we believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated, it is possible that adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

There is one putative class action and one certified class action pending against GM in the U.S. alleging that various 2015–2022 model year vehicles are defective because they are equipped with faulty 8-speed transmissions. In March 2023, the judge overseeing the class action concerning 2015–2019 model year vehicles certified 26 state subclasses and GM appealed. In June 2025, the Sixth Circuit decertified all 26 state subclasses and remanded to the district court for further proceedings. The putative class action concerning 2020–2022 model year vehicles is pending in front of a different judge that has not yet addressed class certification. We have similar cases pending in Canada concerning these vehicles. We are currently unable to estimate any reasonably possible or probable material loss or range of loss that may result from these proceedings in excess of immaterial amounts already accrued.

Beyond the class action litigations disclosed, we have several other class action litigations pending at any given time. Historically, relatively few classes have been certified in these types of cases. Therefore, we will generally only disclose specific class actions if a class is certified and we believe there is a reasonably possible material exposure to the Company.

Takata Matters In November 2020, the National Highway Traffic Safety Administration (NHTSA) directed that we replace the Takata airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and sport utility vehicles (SUVs), and we decided not to contest NHTSA's decision. While we have already begun the process of executing the recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the year ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy. At June 30, 2026, our remaining accrual for these matters was $0.3 billion, and we believe the currently accrued amount remains reasonable.

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

There are several putative class actions that have been filed against GM, including in the U.S. and Canada, arising out of allegations that airbag inflators manufactured by Takata are defective. In March 2023, a U.S. court overseeing one of the putative class actions issued a final judgment in favor of GM on all claims in eight states at issue in that proceeding. In August 2023, the same U.S. court granted class certification as to a Louisiana claim but denied certification as to seven other states. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of reasonably possible material loss.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
ARC Matters In May 2023, we initiated a voluntary recall covering nearly one million 2014–2017 model year Buick Enclave, Chevrolet Traverse, and GMC Acadia SUVs equipped with driver front airbag inflators manufactured by ARC Automotive, Inc. (ARC) and accrued an insignificant amount for the expected costs of the recall. As part of its ongoing investigation into ARC airbag inflators, on September 5, 2023, NHTSA issued an Initial Decision that approximately 52 million frontal driver and passenger airbag inflators manufactured by ARC and Delphi Automotive Systems LLC over a roughly 20-year period contain a safety-related defect and must be recalled. On July 31, 2024, NHTSA issued a Supplemental Initial Decision reaffirming its September 2023 Initial Decision and reopening the administrative record to additional public comments. The Initial Decision and the Supplemental Initial Decision were primarily based on the occurrence of seven field ruptures involving ARC-manufactured frontal airbag inflators. We are continuing to investigate the cause of the ruptures in GM vehicles in connection with our existing recalls. On December 13, 2024, NHTSA issued a memorandum indicating that, based on the public comments it had received to date, the agency would be "conducting additional investigation of the issues related to the Supplemental Initial Decision." Where our investigation has shown that a population of GM vehicles contains ARC inflators that pose an unreasonable risk to safety, we have appropriately recalled those vehicles, and our investigation is continuing. Depending on the outcome of the dispute between NHTSA and ARC, and the possibility of additional recalls, the cost of which may not be fully recoverable, it is reasonably possible that the costs associated with these matters in excess of amounts accrued could be material, but we are unable to provide an estimate of the amounts or range of reasonably possible material loss at this time.

There are several putative class actions that have been filed against GM, including in the U.S., Canada, and Israel, arising out of allegations that airbag inflators manufactured by ARC are defective. At this stage of these proceedings, we are unable to provide an estimate of the amounts or range of reasonably possible material loss.

Privacy and Consumer Protection Matters There are putative class actions pending against GM in federal courts in the U.S. alleging violations of state and federal privacy and consumer protection laws related to the collection and use of certain consumer data obtained through our former OnStar Smart Driver product. In June 2024, those class actions were consolidated into a multi-district litigation proceeding in the Northern District of Georgia. In addition, several states have filed enforcement lawsuits against us, and other state attorneys general have opened investigations or made inquiries of us relating to these alleged consumer protection and privacy issues. During the six months ended June 30, 2026, the Company reached final settlements and entered into agreed consent orders with the Federal Trade Commission and regulators in the state of California. The Company is defending litigation filed against us and fully cooperating with other agencies and attorneys general that are conducting investigations. As of June 30, 2026, we had accrued $0.5 billion in connection with these investigations and litigations. At this stage, we are not able to estimate any reasonably possible or probable material loss or range of loss that may result from these actions beyond this accrual.

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

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2026 to 2034, or upon the occurrence of specific events, or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals, which are insignificant. The maximum future undiscounted payments mainly based on royalties received associated with vehicles sold to date were $3.9 billion and $3.5 billion for these guarantees at June 30, 2026 and December 31, 2025, the majority of which relates to the indemnification agreements.

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

Supplier Finance Programs Third-party finance providers offer certain suppliers the option for payment in advance of their invoice due date through financing programs that we established. We retain our obligation to the participating suppliers, and we make payments directly to the third-party finance providers on the original invoice due date pursuant to the original invoice terms. There are no assets pledged as security or other forms of guarantees provided for committed payments. Our outstanding eligible balances under our supplier finance programs were $1.3 billion and $1.1 billion at June 30, 2026 and December 31, 2025, which are recorded in Accounts payable (principally trade).

Indirect Tax-Related Matters Tax matters not subject to the provision of Accounting Standards Codification 740, "Income Taxes" that pertain to value added taxes, customs, duties, sales tax, property taxes, and other non-income tax exposures are evaluated globally. For indirect tax-related matters, we estimate our reasonably possible loss in excess of amounts accrued to be up to $1.0 billion at June 30, 2026. Certain indirect tax-related administrative proceedings may require that we deposit funds in escrow or provide an alternative form of security. We are not able to estimate the timing or amount of potential deposits and currently believe any required amounts will not be material.

Emissions-Related Uncertainties We are subject to state and federal governmental regulations, as well as regulations from governments outside of the U.S., relating to fuel economy standards and emissions. There are several methods to comply with these regulations that we have utilized and may continue to utilize, including, but not limited to, increasing production and sales of certain vehicles; curtailing production of certain vehicles; making certain technology changes; purchasing credits from third parties; and/or paying civil penalties. Recently, the U.S. Government began to take actions to reduce the stringency and/or scope of these regulations. During the year ended December 31, 2025, the civil penalties for noncompliance with corporate average fuel economy (CAFE) standards were set to zero for all non-finalized model years, and NHTSA submitted a proposal for the 2022-2031 model years that would reduce the stringency from what was previously finalized. In 2026, the Environmental Protection Agency (EPA) finalized a rule repealing its "endangerment finding" and removing greenhouse gas (GHG) regulations for light-, medium-, and heavy-duty on-highway vehicles on a retrospective and prospective basis. Litigation over the EPA's endangerment repeal has commenced, and we also expect any final action to alter U.S. CAFE regulations to be subject to legal challenges that could result in the revised rules being vacated until conclusion of the legal proceedings, which is unlikely to occur in the near term.

Under current regulations, shortfalls to certain emissions standards could result in legal or regulatory proceedings against us, the recall or decertification of one or more of our products, negotiated remedial actions, fines and penalties, and/or restricted product offerings. Based on our current and forecasted sales mix, we currently have, and expect to continue to have shortfalls in complying with current U.S. regulations. We recorded compliance-related costs of $0.5 billion and $0.2 billion in the three months ended June 30, 2026 and 2025 and $0.6 billion and $0.4 billion in the six months ended June 30, 2026 and 2025 in Automotive and other cost of sales. In the three months ended June 30, 2026, our compliance-related costs reflect a net charge of $0.5 billion associated with compliance-related assets due to the repeal of the EPA's endangerment finding in April 2026. Additional compliance costs, under current regulations, including potential fines and penalties, are not reasonably estimable. At June 30, 2026, the carrying amount of our compliance-related assets was $0.7 billion.

Note 14. Income Taxes

In the three months ended June 30, 2026 and 2025, Income tax expense of $214 million and $481 million was primarily due to tax expense attributable to entities included in our effective tax rate calculation. In the six months ended June 30, 2026 and 2025, Income tax expense of $856 million and $1.2 billion was primarily due to tax expense attributable to entities included in our effective tax rate calculation.

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

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Balance at beginning of period	$2,588	$1,021	$3,948	$1,243
Additions, interest accretion, and other	1,155	370	2,225	502
Reductions and payments(a)	(1,510)	(541)	(3,938)	(894)
Revisions to estimates and effect of foreign currency	1	4	—	4
Balance at end of period	$2,234	$854	$2,234	$854
__________
(a)Includes amounts that have been reclassified to accounts payable that are being processed for payment.

During the year ended December 31, 2025, we recorded charges of $7.9 billion in GMNA related to our EV strategic realignment. These charges included non-cash impairment and other charges of $3.2 billion and cash related charges of $4.7 billion, primarily consisting of supplier commercial settlements, contract cancellation fees, battery cell JV settlements, and other charges that will have a cash impact when paid. The non-cash impairment charges include the cost of writing down EV-related tooling and equipment to its nominal salvage value. We incurred cash outflows of $400 million related to these charges in the year ended December 31, 2025. In the three months ended June 30, 2026, we recorded additional net charges of $2.3 billion, primarily related to $1.3 billion for ongoing commercial negotiations with our supply base and joint venture partners, $1.1 billion of losses on contractual supply agreements, and $493 million associated with compliance-related assets, net of $660 million of recoveries under a cost sharing arrangement. Of these charges, $1.6 billion will have a cash impact when paid. The charges associated with losses on contractual supply agreements and compliance-related assets are not included in the table above. For the six months ended June 30, 2026, net charges were $3.4 billion and, in addition to the charges recorded in the three months ended June 30, 2026, consisted of $1.0 billion of charges for ongoing commercial negotiations with our supply base and joint venture partners. Of these charges, $2.5 billion will have a cash impact when paid. We incurred cash outflows of $4.1 billion related to these charges in the six months ended June 30, 2026. We expect to recognize additional charges in the year ending December 31, 2026, and while circumstances may change in the future, we believe we have substantially completed the recognition of material cash charges related to our EV strategic realignment.

Note 16. Stockholders' Equity and Noncontrolling Interests

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at June 30, 2026 and December 31, 2025. We had 877 million and 904 million shares of common stock issued and outstanding at June 30, 2026 and December 31, 2025.

Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our dividends declared per common share were $0.18 and $0.36 for the three and six months ended June 30, 2026 and $0.15 and $0.27 for the three and six months ended June 30, 2025. Our total dividends paid on common stock were $160 million and $324 million for the three and six months ended June 30, 2026 and $144 million and $260 million for the three and six months ended June 30, 2025.

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

In the six months ended June 30, 2026, we repurchased 36 million outstanding shares of our common stock for $2.8 billion, and in the six months ended June 30, 2025, we repurchased an insignificant amount of shares in addition to those received under the ASR program.

Cruise Common and Preferred Shares In February 2025, we acquired all of the Cruise common shares and Cruise Class F and Class G Preferred Shares held by noncontrolling shareholders for an insignificant amount. We have completed the process of compensating the former Cruise shareholders.

During the three and six months ended June 30, 2025, net income attributable to stockholders and transfers to the noncontrolling interest in Cruise and other subsidiaries were $1.9 billion and $5.2 billion, which includes a $538 million increase in equity attributable to us, primarily due to the redemption of Cruise preferred shares in February 2025.

The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Foreign Currency Translation Adjustments
Balance at beginning of period	$(3,319)	$(3,482)	$(3,277)	$(3,630)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)(c)	111	350	69	497
Balance at end of period	$(3,208)	$(3,133)	$(3,208)	$(3,133)

Defined Benefit Plans
Balance at beginning of period	$(7,258)	$(7,706)	$(7,330)	$(7,669)
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment, net of tax(a)(c)	11	(166)	56	(225)
Reclassification adjustment, net of tax(c)	27	23	53	46
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(c)	37	(142)	109	(179)
Balance at end of period(d)	$(7,220)	$(7,848)	$(7,220)	$(7,848)

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at beginning of period	$300	$68	$226	$86
Other comprehensive income (loss) and noncontrolling interest before reclassification adjustment, net of tax(a)(c)	39	447	40	698
Reclassification adjustment, net of tax(c)	(83)	(485)	(9)	(754)
Other comprehensive income (loss), net of tax(a)(c)	(44)	(38)	30	(57)
Balance at end of period	$256	$30	$256	$30
__________
(a)The noncontrolling interests were insignificant in the three and six months ended June 30, 2026 and 2025.
(b)The reclassification adjustment was insignificant in the three and six months ended June 30, 2026 and 2025.
(c)The income tax effect was insignificant in the three and six months ended June 30, 2026 and 2025.
(d)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2025 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 17. Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic earnings per share
Net income (loss) attributable to stockholders	$1,305	$1,895	$3,932	$4,680
Adjustments(a)	(18)	(30)	(31)	544
Net income (loss) attributable to common stockholders	$1,287	$1,865	$3,901	$5,224

Weighted-average common shares outstanding	896	963	904	976

Basic earnings per common share	$1.44	$1.94	$4.32	$5.35
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$1,287	$1,865	$3,901	$5,224

Weighted-average common shares outstanding – basic	896	963	904	976
Dilutive effect of awards under stock incentive plans	14	12	15	13
Weighted-average common shares outstanding – diluted	910	976	918	989

Diluted earnings per common share	$1.41	$1.91	$4.25	$5.28
Potentially dilutive securities(b)	—	6	—	6
__________
(a)Includes a $593 million return from the preferred shareholders related to the redemption of Cruise preferred shares from noncontrolling interest holders in the six months ended June 30, 2025.
(b)Potentially dilutive securities attributable to Performance Stock Units (PSUs) and Restricted Stock Units (RSUs) at June 30, 2026 and outstanding stock options, PSUs, and RSUs at June 30, 2025 were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

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

The following tables summarize key financial information by segment:

	At and For the Three Months Ended June 30, 2026
	GMNA	GMI	GM Financial	Total Reportable Segments
Net sales and revenue	$39,912	$3,691	$4,267	$47,870
Segment expenses and other items(a)	(36,466)	(3,501)	(3,662)
Earnings (loss) before interest and taxes-adjusted	$3,446	$190	$605	$4,241
Adjustments(b)	(2,456)	—	—	(2,456)
Corporate				(298)
Eliminations				—
Automotive interest income				183
Automotive interest expense				(151)
Net income (loss) attributable to noncontrolling interests				48
Income (loss) before income taxes				$1,568

	GMNA	GMI	GM Financial	Total Reportable Segments	Corporate	Eliminations	Total
Net sales and revenue	$39,912	$3,691	$4,267	$47,870	$159	$(3)	$48,026
Equity in net assets of nonconsolidated affiliates	$3,087	$1,014	$1,178	$5,278	$385	$—	$5,663
Goodwill and intangibles	$2,323	$631	$1,351	$4,305	$—	$—	$4,305
Total assets	$168,856	$18,922	$136,939	$324,717	$24,074	$(66,049)	$282,742
Expenditures for property	$1,834	$61	$18	$1,912	$30	$—	$1,942
Depreciation and amortization	$1,649	$122	$1,325	$3,096	$6	$—	$3,102
Impairment charges	$1	$—	$—	$1	$—	$—	$1
Equity income (loss)(c)	$(383)	$82	$13	$(288)	$(37)	$—	$(324)
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
(b)Consists of charges for EV strategic realignment, inclusive of a net non-cash charge of $493 million associated with compliance-related assets, and China restructuring actions in GMNA.
(c)Equity income (loss) in GMNA includes impacts of impairment charges for EV strategic realignment and Equity income (loss) associated with our Automotive China JVs includes impacts of our portion of restructuring charges. Equity income (loss) related to Ultium Cells Holdings LLC is presented in Automotive and other cost of sales as this entity has historically been integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	At and For the Three Months Ended June 30, 2025
	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments
Net sales and revenue	$39,486	$3,326	$—	$4,255	$47,067
Segment expenses and other items(a)	(37,071)	(3,122)	—	(3,551)
Earnings (loss) before interest and taxes-adjusted	$2,415	$204	$—	$704	$3,323
Adjustments(b)	(395)	(260)	—	—	(655)
Corporate					(294)
Eliminations					—
Automotive interest income					200
Automotive interest expense					(198)
Net income (loss) attributable to noncontrolling interests					(1)
Income (loss) before income taxes					$2,375

	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments	Corporate	Eliminations	Total
Net sales and revenue	$39,486	$3,326	$—	$4,255	$47,067	$57	$(2)	$47,122
Equity in net assets of nonconsolidated affiliates	$3,109	$1,511	$—	$1,257	$5,877	$226	$—	$6,103
Goodwill and intangibles	$2,479	$663	$1	$1,346	$4,488	$—	$—	$4,488
Total assets	$161,262	$23,418	$441	$142,893	$328,014	$28,335	$(66,965)	$289,384
Expenditures for property	$2,014	$89	$—	$6	$2,108	$28	$—	$2,137
Depreciation and amortization	$1,642	$131	$—	$1,243	$3,017	$9	$—	$3,026
Impairment charges	$—	$18	$—	$—	$18	$—	$—	$18
Equity income (loss)(c)	$12	$77	$—	$16	$105	$(14)	$—	$91
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
(b)Consists of charges for EV strategic realignment and Cruise restructuring in GMNA and restructuring actions in GMI.
(c)Equity income (loss) related to Ultium Cells Holdings LLC is presented in Automotive and other cost of sales as this entity has historically been integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Six Months Ended June 30, 2026
	GMNA	GMI	GM Financial	Total Reportable Segments
Net sales and revenue	$76,312	$6,550	$8,543	$91,406
Segment expenses and other items(a)	(69,206)	(6,236)	(7,250)
Earnings (loss) before interest and taxes-adjusted	$7,107	$314	$1,294	$8,714
Adjustments(b)	(3,533)	78	—	(3,455)
Corporate				(517)
Eliminations				—
Automotive interest income				356
Automotive interest expense				(309)
Net income (loss) attributable to noncontrolling interests				126
Income (loss) before income taxes				$4,915

	GMNA	GMI	GM Financial	Total Reportable Segments	Corporate	Eliminations	Total
Net sales and revenue	$76,312	$6,550	$8,543	$91,406	$249	$(4)	$91,650
Expenditures for property	$3,260	$113	$29	$3,403	$51	$—	$3,454
Depreciation and amortization	$3,190	$241	$2,665	$6,096	$11	$—	$6,107
Impairment charges	$26	$—	$—	$26	$—	$—	$26
Equity income (loss)(c)	$(247)	$243	$27	$23	$(82)	$—	$(58)
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
(b)Consists of charges for EV strategic realignment, inclusive of a net non-cash charge of $493 million associated with compliance-related assets, in GMNA and China restructuring actions in GMNA and GMI.
(c)Equity income (loss) in GMNA includes impacts of impairment charges for EV strategic realignment and Equity income (loss) associated with our Automotive China JVs includes impacts of our portion of restructuring charges. Equity income (loss) related to Ultium Cells Holdings LLC is presented in Automotive and other cost of sales as this entity has historically been integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

	For the Six Months Ended June 30, 2025
	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments
Net sales and revenue	$76,873	$5,753	$1	$8,419	$91,046
Segment expenses and other items(a)	(71,172)	(5,519)	(274)	(7,030)
Earnings (loss) before interest and taxes-adjusted	$5,702	$234	$(273)	$1,389	$7,051
Adjustments(b)	(395)	(260)	—	—	(655)
Corporate					(554)
Eliminations					(4)
Automotive interest income					391
Automotive interest expense					(350)
Net income (loss) attributable to noncontrolling interests					68
Income (loss) before income taxes					$5,946

	GMNA	GMI	Cruise	GM Financial	Total Reportable Segments	Corporate	Eliminations	Total
Net sales and revenue	$76,873	$5,753	$1	$8,419	$91,046	$103	$(7)	$91,141
Expenditures for property	$3,719	$182	$2	$10	$3,913	$39	$—	$3,953
Depreciation and amortization	$3,230	$233	$5	$2,456	$5,924	$36	$—	$5,959
Impairment charges	$—	$18	$—	$—	$18	$—	$—	$18
Equity income (loss)(c)	$255	$125	$—	$28	$408	$(14)	$—	$394
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
(b)Consists of charges for EV strategic realignment and Cruise restructuring in GMNA and restructuring actions in GMI.
(c)Equity income (loss) related to Ultium Cells Holdings LLC is presented in Automotive and other cost of sales as this entity has historically been integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

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

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A, Part I, Item 1A. Risk Factors of our 2025 Form 10-K, and Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the three months ended March 31, 2026 for a discussion of these risks and uncertainties. Except for per share amounts or as otherwise specified, dollar amounts presented within tables are stated in millions. Certain columns and rows may not add due to rounding.

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

Our financial performance continues to be driven by the strength of our vehicle portfolio, including high margin full-size pickup trucks and SUVs, strong consumer demand for our products, and the execution of our core business strategy. We remain focused on maintaining an efficient cost structure and pricing discipline. We continue to prioritize driving down costs to improve profitability and are aligning our EV capacity and manufacturing footprint. We are monitoring industry pricing pressures, changing interest rates, inflation, warranty claims, consumer demand trends, geopolitical tensions, and changes to the regulatory environment, including with respect to tariffs, fuel economy standards, and emissions regulations.

In 2025, the U.S. and other governments implemented new tariffs relevant to GM and its suppliers, including tariffs on vehicles and parts imported into the U.S. The tariff environment remains highly dynamic, and the specific tariffs applicable to goods imported by GM and its suppliers continue to evolve, including with respect to imports under the U.S.-Mexico-Canada Agreement and other trade agreements. We have acted with urgency and discipline to maintain strong positioning within the industry. On February 20, 2026, the U.S. Supreme Court concluded that the International Emergency Economic Powers Act (IEEPA) did not authorize the imposition of tariffs. Because we believe previously paid amounts regarding tariffs imposed under IEEPA are refundable, we recorded a net $0.5 billion favorable adjustment primarily due to previously charged IEEPA tariffs in the three months ended March 31, 2026. Based on the current tariff environment, we estimate that impacts to EBIT-adjusted could range from $2.5 billion to $3.5 billion for the year ending December 31, 2026 and may be subject to change if new tariffs or changes to existing tariffs arise. Refer to Part I, Item 1A. Risk Factors in our 2025 Form 10-K for a full discussion of the risks associated with the global tariff environment.

During the year ended December 31, 2025, we recorded charges of $7.9 billion in GMNA related to our EV strategic realignment. In the three months ended June 30, 2026, we recorded additional net charges of $2.3 billion, primarily related to $1.3 billion for ongoing commercial negotiations with our supply base and joint venture partners, $1.1 billion of losses on contractual supply agreements, and $0.5 billion associated with compliance-related assets, net of $0.7 billion of recoveries under a cost sharing arrangement. Of these charges, $1.6 billion will have a cash impact when paid. For the six months ended June 30, 2026, net charges were $3.4 billion and, in addition to the charges recorded in the three months ended June 30, 2026, consisted of $1.0 billion of charges for ongoing commercial negotiations with our supply base and joint venture partners. Of these charges, $2.5 billion will have a cash impact when paid. We incurred cash outflows of $4.1 billion related to these charges in the six months ended June 30, 2026. We expect additional charges in the year ending December 31, 2026, and while circumstances may change in the future, we believe we have substantially completed the recognition of material cash charges related to our EV strategic realignment. The charge associated with our compliance-related assets in April 2026 was due to the repeal of the EPA's endangerment finding. At June 30, 2026, the carrying amount of our compliance-related assets was $0.7 billion. The expected future EV-related charges will be reflected as adjustments to our non-GAAP financial measures. Refer to the "Non-GAAP Measures" section of this MD&A for additional information. Our strategic realignment of EV capacity does not impact today's retail portfolio of Chevrolet, GMC, and Cadillac EVs currently in production, and we expect these models to remain available to consumers.

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

We face continuing market, operating, and regulatory challenges in several countries across the globe due to, among other factors, competitive pressures, our product portfolio offerings, heightened emissions standards, labor disruptions, foreign exchange volatility, evolving trade policy, automotive industry supply chains, and political uncertainty. Refer to Part I, Item 1A. Risk Factors in our 2025 Form 10-K and Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the three months ended March 31, 2026 for a discussion of these challenges.

For the year ending December 31, 2026, we expect Net income attributable to stockholders of between $8.4 billion and $9.8 billion, EBIT-adjusted of between $14.0 billion and $16.0 billion, EPS-diluted of between $8.98 and $10.98, and EPS-diluted-adjusted of between $12.00 and $14.00. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

The following table reconciles expected Net income attributable to stockholders to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2026
Net income attributable to stockholders	$ 8.4-9.8
Income tax expense	2.2-2.8
Automotive interest income, net	(0.1)
Adjustments(a)	3.5
EBIT-adjusted	$ 14.0-16.0
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

The following table reconciles expected EPS-diluted to expected EPS-diluted-adjusted:

Year Ending December 31, 2026
Diluted earnings per common share	$ 8.98-10.98
Adjustments(a)	3.02
EPS-diluted-adjusted	$ 12.00-14.00
__________
(a)Refer to the reconciliation of diluted earnings per common share to EPS-diluted-adjusted within this MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

GMNA Industry sales in North America were 10.0 million units in the six months ended June 30, 2026, representing a decrease of 2.6% compared to the corresponding period in 2025. U.S. industry sales were 8.1 million units in the six months ended June 30, 2026, representing a decrease of 3.4% compared to the corresponding period in 2025.

Our total vehicle sales in the U.S., our largest market in North America, were 1.3 million units for a market share of 16.7% in the six months ended June 30, 2026, representing a decrease of 0.6 percentage points compared to the corresponding period in 2025.

We achieved solid margins in the six months ended June 30, 2026 driven by the strength of our product portfolio and ongoing cost discipline. However, the evolving tariff and policy landscape could continue to have a material impact on our profitability going forward. We remain focused on improving our EV profitability while maintaining our focus on cost. In addition, our outlook is dependent on continued supply chain availability, the resiliency of the U.S. economy, and overall economic conditions, including the imposition of tariffs, less available offsets and deductions, or other trade restrictions by the U.S. or its trading partners. Looking ahead, our top priority is earning 8.0-10.0% annualized EBIT-adjusted margins in GMNA on a sustained basis.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMI Industry sales in China were 10.3 million units in the six months ended June 30, 2026, representing a decrease of 16.6% compared to the corresponding period in 2025. Our total vehicle sales in China were 0.7 million units for a market share of 6.8% in the six months ended June 30, 2026, representing a decrease of 0.4 percentage points compared to the corresponding period in 2025. Our Automotive China JVs generated equity income of $0.2 billion in the six months ended June 30, 2026, which includes income of $0.1 billion related to the previously announced restructuring of SAIC General Motors Corp., Ltd. (SGM). We continue to focus on enhancing the competitiveness of our products in the Chinese market and executing restructuring plans. Additional restructuring charges may be incurred going forward.

Outside of China, industry sales were 13.8 million units in the six months ended June 30, 2026, representing an increase of 4.0% compared to the corresponding period in 2025. Our total vehicle sales outside of China were 0.4 million units for a market share of 3.1% in the six months ended June 30, 2026, representing an increase of 0.1 percentage points compared to the corresponding period in 2025.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy or range, and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government, and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the six months ended June 30, 2026, 26.8% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by our Automotive operations (vehicles in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
GMNA	848	85.7%	849	87.2%	1,641	86.9%	1,676	88.9%
GMI	142	14.3%	125	12.8%	248	13.1%	209	11.1%
Total	990	100.0%	974	100.0%	1,889	100.0%	1,885	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Six Months Ended
	June 30, 2026			June 30, 2025			June 30, 2026			June 30, 2025
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,310	715	16.6%	4,294	747	17.4%	8,056	1,341	16.7%	8,323	1,440	17.3%
Other	1,059	133	12.6%	1,052	131	12.5%	1,987	250	12.6%	1,992	257	12.9%
Total North America	5,369	848	15.8%	5,345	878	16.4%	10,042	1,592	15.8%	10,315	1,697	16.5%
Asia/Pacific, Middle East, and Africa
China(a)	5,434	357	6.6%	6,587	448	6.8%	10,346	706	6.8%	12,398	890	7.2%
Other	5,611	106	1.9%	5,442	118	2.2%	11,497	213	1.9%	11,291	220	1.9%
Total Asia/Pacific, Middle East, and Africa	11,044	464	4.2%	12,028	565	4.7%	21,842	919	4.2%	23,690	1,110	4.7%
South America
Brazil	795	79	10.0%	647	64	9.9%	1,419	141	9.9%	1,199	120	10.0%
Other	464	35	7.6%	411	31	7.6%	921	69	7.5%	811	60	7.4%
Total South America	1,259	115	9.1%	1,058	95	9.0%	2,340	209	8.9%	2,010	180	8.9%
Total in GM markets	17,672	1,427	8.1%	18,432	1,538	8.3%	34,225	2,720	7.9%	36,015	2,987	8.3%
Total Europe	4,591	—	—%	4,372	—	—%	8,972	1	—%	8,609	1	—%
Total Worldwide(b)	22,263	1,427	6.4%	22,804	1,538	6.7%	43,197	2,721	6.3%	44,623	2,988	6.7%
United States
Cars	720	13	1.8%	712	15	2.1%	1,322	25	1.9%	1,415	32	2.3%
Trucks	1,163	378	32.5%	1,223	401	32.8%	2,170	702	32.4%	2,277	746	32.8%
Crossovers	2,428	324	13.4%	2,359	330	14.0%	4,564	615	13.5%	4,631	662	14.3%
Total United States	4,310	715	16.6%	4,294	747	17.4%	8,056	1,341	16.7%	8,323	1,440	17.3%
China(a)
SGMS		94			132			210			251
SGMW		263			315			496			639
Total	5,434	357	6.6%	6,587	447	6.8%	10,346	706	6.8%	12,398	890	7.2%
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

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
GMNA	207	178	391	350
GMI	111	96	193	164
Total fleet sales	318	274	584	514

Fleet sales as a percentage of total vehicle sales	22.3%	17.8%	21.5%	17.2%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings, and help support our sales throughout various economic cycles. GM Financial's penetration of our retail sales in the U.S. was 35% in the six months ended June 30, 2026 and 2025. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America were 75% in the six months ended June 30, 2026 and 81% in the corresponding period in 2025. In the six months ended June 30, 2026, GM Financial's revenue consisted of leased vehicle income of 46%, retail finance charge income of 40%, and commercial finance charge income of 6%.

GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	June 30, 2026			December 31, 2025
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$12,738	589	63.4%	$13,145	617	64.8%
Trucks	9,070	264	28.4%	8,702	254	26.6%
SUVs	2,475	53	5.7%	2,619	56	5.9%
Cars	494	24	2.6%	515	26	2.7%
Total	$24,776	929	100.0%	$24,981	952	100.0%

At June 30, 2026 and December 31, 2025, residual values of leased EVs represented 22.9% and 21.1% of total residual values.

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

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2026	June 30, 2025			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$39,912	$39,486	$426	1.1%	$—	$(0.5)	$0.6	$0.4
GMI	3,691	3,326	365	11.0%	$0.4	$(0.3)	$0.1	$0.2
Corporate	159	57	102	n.m.		$—		$0.1
Automotive	43,762	42,869	893	2.1%	$0.3	$(0.8)	$0.7	$0.7
GM Financial	4,267	4,255	12	0.3%				$—
Eliminations/reclassifications	(3)	(2)	—	(20.0)%		$—		$—
Total net sales and revenue	$48,026	$47,122	$904	1.9%	$0.3	$(0.8)	$0.7	$0.7
__________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2026	June 30, 2025			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$76,312	$76,873	$(561)	(0.7)%	$(1.4)	$(0.7)	$0.6	$0.9
GMI	6,550	5,753	797	13.9%	$0.9	$(0.5)	$0.2	$0.2
Corporate	249	103	146	n.m.		$—		$0.1
Automotive	83,111	82,729	382	0.5%	$(0.6)	$(1.1)	$0.8	$1.3
Cruise	—	1	(1)	n.m.				$—
GM Financial	8,543	8,419	125	1.5%				$0.1
Eliminations/reclassifications	(4)	(7)	3	44.0%		$—		$—
Total net sales and revenue	$91,650	$91,141	$509	0.6%	$(0.6)	$(1.1)	$0.8	$1.4
__________
n.m. = not meaningful

Refer to the regional sections of this MD&A for additional information on Volume, Mix, Price, and Other.

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2026	June 30, 2025			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$37,173	$35,945	$(1,229)	(3.4)%	$—	$0.8	$(1.8)	$(0.2)
GMI	3,383	3,295	(89)	(2.7)%	$(0.3)	$0.1	$0.1	$(0.1)
Corporate	140	50	(90)	n.m.		$—	$(0.1)	$—
Eliminations	—	(1)	—	(74.8)%		$—	$—
Total automotive and other cost of sales	$40,696	$39,289	$(1,407)	(3.6)%	$(0.3)	$0.9	$(1.7)	$(0.3)
__________
n.m. = not meaningful

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2026	June 30, 2025			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$69,470	$68,625	$(846)	(1.2)%	$1.0	$1.0	$(2.5)	$(0.3)
GMI	6,030	5,566	(464)	(8.3)%	$(0.7)	$0.2	$0.1	$(0.2)
Corporate	223	128	(95)	(74.6)%		$—	$(0.1)	$—
Cruise	—	163	163	n.m.			$0.2
Eliminations	1	(1)	(2)	n.m.		$—	$—
Total automotive and other cost of sales	$75,724	$74,480	$(1,244)	(1.7)%	$0.4	$1.2	$(2.4)	$(0.5)
__________
n.m. = not meaningful

In the three months ended June 30, 2026, increased Cost was primarily due to: (1) charges of $1.9 billion due to the EV strategic realignment; (2) decreased Ultium Cells Holdings LLC equity earnings of $0.4 billion; (3) increased engineering costs of $0.2 billion; and (4) increased manufacturing costs of $0.2 billion; partially offset by (5) decreased net realizable value inventory adjustments, primarily EV-related, of $0.6 billion; (6) decreased warranty-related costs of $0.5 billion; and (7) decreased emissions costs of $0.2 billion. In the three months ended June 30, 2026, unfavorable Other was primarily due to net foreign currency changes in the Mexican peso.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the six months ended June 30, 2026, increased Cost was primarily due to: (1) charges of $3.0 billion due to the EV strategic realignment; (2) decreased Ultium Cells Holdings LLC equity earnings of $0.8 billion; (3) increased material and freight costs of $0.3 billion; and (4) increased parts and accessories costs of $0.2 billion; partially offset by (5) decreased net realizable value inventory adjustments, primarily EV-related, of $0.9 billion; (6) decreased warranty-related costs of $0.8 billion; and (7) decreased emissions costs of $0.4 billion. In the six months ended June 30, 2026, unfavorable Other was primarily due to net foreign currency changes in the Mexican peso.

Refer to the regional sections of this MD&A for additional information on Volume and Mix.

Automotive and Other Selling, General, and Administrative Expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2026	June 30, 2025		%	June 30, 2026	June 30, 2025		%
Automotive and other selling, general, and administrative expense	$2,197	$2,139	$(57)	(2.7)%	$4,266	$4,124	$(142)	(3.4)%

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2026	June 30, 2025		%	June 30, 2026	June 30, 2025		%
Interest income and other non-operating income, net	$223	$366	$(143)	(39.1)%	$530	$676	$(146)	(21.6)%

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 30, 2026	June 30, 2025		%	June 30, 2026	June 30, 2025		%
Income tax expense	$214	$481	$266	55.4%	$856	$1,199	$343	28.6%

In the three and six months ended June 30, 2026, Income tax expense decreased primarily due to lower pre-tax income.

For the three and six months ended June 30, 2026, our effective tax rate was 13.7% and 17.4% and our effective tax rate-adjusted (ETR-adjusted) was 17.6% and 18.3%. We expect our ETR-adjusted to be between 20% and 21% for the year ending December 31, 2026. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

Refer to Note 14 to our condensed consolidated financial statements for additional information related to Income tax expense.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2026	June 30, 2025			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$39,912	$39,486	$426	1.1%	$—	$(0.5)	$0.6		$0.4
EBIT-adjusted	$3,446	$2,415	$1,030	42.7%	$—	$0.2	$0.6	$0.4	$(0.2)
EBIT-adjusted margin	8.6%	6.1%	2.5%
	(Vehicles in thousands)
Wholesale vehicle sales	848	849	(1)	(0.1)%

	Six Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	June 30, 2026	June 30, 2025			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$76,312	$76,873	$(561)	(0.7)%	$(1.4)	$(0.7)	$0.6		$0.9
EBIT-adjusted	$7,107	$5,702	$1,405	24.6%	$(0.4)	$0.3	$0.6	$0.7	$0.2
EBIT-adjusted margin	9.3%	7.4%	1.9%
	(Vehicles in thousands)
Wholesale vehicle sales	1,641	1,676	(35)	(2.1)%

GMNA Total Net Sales and Revenue In the three months ended June 30, 2026, Total net sales and revenue increased primarily due to: (1) favorable Price as a result of lean dealer inventory levels due to strong demand for our products; and (2) favorable Other due to increased revenue of software-enabled services and subscriptions and net foreign currency changes; partially offset by (3) unfavorable Mix associated with decreased sales of crossover vehicles, including EVs, and increased sales of cars and full-size SUVs, partially offset by decreased sales of mid-size pickup trucks and vans.

In the six months ended June 30, 2026, Total net sales and revenue decreased primarily due to: (1) decreased net wholesale volumes due to decreased sales of crossover vehicles, including EVs, and mid-size pickup trucks and vans, partially offset by increased sales of full-size pickup trucks; and (2) unfavorable Mix associated with increased sales of full-size pickup trucks and decreased sales of crossover vehicles and full-size SUVs; partially offset by (3) favorable Price as a result of lean dealer inventory levels due to strong demand for our products; and (4) favorable Other due to increased revenue of software-enabled services and subscriptions and net foreign currency changes.

GMNA EBIT-Adjusted In the three months ended June 30, 2026, EBIT-adjusted increased primarily due to: (1) favorable Price; (2) favorable Cost primarily due to decreased net realizable value inventory adjustments, primarily EV-related, of $0.5 billion and decreased warranty-related costs of $0.5 billion, partially offset by decreased Ultium Cells Holdings LLC equity earnings of $0.4 billion and increased engineering costs of $0.2 billion; and (3) favorable Mix associated with decreased sales of crossover vehicles, including EVs, and increased sales of full-size pick-up trucks; partially offset by (4) unfavorable Other due to net foreign currency changes.

In the six months ended June 30, 2026, EBIT-adjusted increased primarily due to: (1) favorable Cost primarily due to decreased warranty-related costs of $0.9 billion, decreased net realizable value inventory adjustments, primarily EV-related, of $0.8 billion, and decreased emissions costs of $0.4 billion, partially offset by decreased Ultium Cells Holdings LLC equity earnings of $0.8 billion, increased engineering costs of $0.3 billion, and increased material and freight costs of $0.2 billion; (2) favorable Price; and (3) favorable Mix associated with decreased sales of crossover vehicles, including EVs, and increased sales of full-size pickup trucks; and (4) favorable Other due to net foreign currency changes and favorable revaluation of investments; partially offset by (5) decreased net wholesale volumes.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM International

	Three Months Ended		Favorable/ (Unfavorable)		Variance Due To
	June 30, 2026	June 30, 2025		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$3,691	$3,326	$365	11.0%	$0.4	$(0.3)	$0.1		$0.2
EBIT-adjusted	$190	$204	$(13)	(6.6)%	$0.1	$(0.1)	$0.1	$(0.1)	$0.1
EBIT-adjusted margin	5.2%	6.1%	(1.0)%
Equity income (loss) — Automotive China	$83	$71	$12	16.9%
EBIT-adjusted — excluding Equity income (loss)(a)	$107	$136	$(28)	(21.0)%
	(Vehicles in thousands)
Wholesale vehicle sales	142	125	17	14.0%
__________
(a)Excludes adjustments related to Automotive China JVs restructuring recorded in GMI.

	Six Months Ended		Favorable/ (Unfavorable)		Variance Due To
	June 30, 2026	June 30, 2025		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$6,550	$5,753	$797	13.9%	$0.9	$(0.5)	$0.2		$0.2
EBIT-adjusted	$314	$234	$80	34.4%	$0.2	$(0.2)	$0.2	$(0.1)	$0.1
EBIT-adjusted margin	4.8%	4.1%	0.7%
Equity income (loss) — Automotive China	$248	$116	$132	n.m.
EBIT-adjusted — excluding Equity income (loss)(a)	$144	$120	$24	19.6%
	(Vehicles in thousands)
Wholesale vehicle sales	248	209	39	18.6%
__________
n.m. = not meaningful
(a)Excludes adjustments related to Automotive China JVs restructuring recorded in GMI.

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income (loss), which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the three months ended June 30, 2026, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes in Brazil primarily due to increased sales of passenger cars and crossovers, partially offset by decreased volumes in the Middle East; (2) favorable Price across multiple vehicle lines in Argentina and the Middle East; and (3) favorable Other primarily due to net foreign currency changes in the Brazilian real, partially offset by changes in the Argentine peso; partially offset by (4) unfavorable Mix in Brazil and the Middle East.

In the six months ended June 30, 2026, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes in Brazil primarily due to increased sales of passenger cars and crossovers, partially offset by decreased volumes in the Middle East; (2) favorable Price across multiple vehicle lines in Argentina and the Middle East; and (3) favorable Other primarily due to net foreign currency changes in the Brazilian real and Colombian peso, partially offset by changes in the Argentine peso; partially offset by (4) unfavorable Mix in Brazil and the Middle East.

GMI EBIT-Adjusted In the three months ended June 30, 2026, EBIT-adjusted decreased primarily due to: (1) unfavorable Mix; and (2) unfavorable Cost primarily due to increased material and logistics costs in Brazil and Argentina; partially offset by (3) increased net wholesale volumes in Brazil, partially offset by decreased volumes in the Middle East; (4) favorable Price; and (5) favorable Other primarily due to net foreign currency changes in the Brazilian real.

In the six months ended June 30, 2026, EBIT-adjusted increased primarily due to: (1) increased net wholesale volumes in Brazil, partially offset by decreased volumes in the Middle East; (2) favorable Price; and (3) favorable Other primarily due to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

net foreign currency changes in the Brazilian real, partially offset by the Argentine peso; partially offset by (4) unfavorable Mix; and (5) unfavorable Cost primarily due to increased material and logistics costs in Brazil and Argentina.

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Wholesale vehicle sales, including vehicles exported to markets outside of China	437	521	865	975
Total net sales and revenue	$6,207	$6,084	$11,900	$11,149
Net income (loss)	$252	$127	$591	$197

GM Financial

	Three Months Ended		Increase/ (Decrease)	%	Six Months Ended		Increase/ (Decrease)	%
	June 30, 2026	June 30, 2025			June 30, 2026	June 30, 2025
Total revenue	$4,267	$4,255	$12	0.3%	$8,543	$8,419	$125	1.5%
Provision for loan losses	$389	$354	$35	10.0%	$656	$682	$(26)	(3.8)%
EBT-adjusted	$605	$704	$(99)	(14.0)%	$1,294	$1,389	$(95)	(6.9)%
Average debt outstanding (dollars in billions)	$113.0	$117.7	$(4.7)	(4.0)%	$113.8	$116.6	$(2.8)	(2.4)%
Effective rate of interest paid	5.5%	5.6%	(0.1)%		5.5%	5.6%	(0.1)%

GM Financial Revenue In the three months ended June 30, 2026, total revenue increased by an insignificant amount.

In the six months ended June 30, 2026, total revenue increased primarily due to: (1) increased other income of $0.1 billion primarily due to growth in the insurance and vehicle protection businesses; and (2) increased leased vehicle income of $0.1 billion primarily due to an increase in the average balance of the leased vehicles portfolio; partially offset by (3) decreased finance charge income of $0.1 billion primarily due to a decrease in the average balance of the finance receivables portfolio.

GM Financial EBT-Adjusted In the three months ended June 30, 2026, EBT-adjusted decreased primarily due to: (1) increased operating expenses of $0.1 billion primarily due to growth in the insurance and vehicle protection businesses and related claims losses; and (2) increased leased vehicle expenses of $0.1 billion primarily due to increased depreciation expense; partially offset by (3) decreased interest expense of $0.1 billion primarily due to a decrease in the average debt outstanding and a lower effective rate of interest on GM Financial debt.

In the six months ended June 30, 2026, EBT-adjusted decreased primarily due to: (1) increased leased vehicle expenses of $0.2 billion primarily due to increased depreciation expense on EVs; (2) increased operating expenses of $0.2 billion primarily due to growth in the insurance and vehicle protection businesses and related claims losses; and (3) decreased finance charge income of $0.1 billion primarily due to a decrease in the average balance of the finance receivables portfolio; partially offset by (4) increased other income of $0.1 billion primarily due to growth in the insurance and vehicle protection businesses; (5) decreased interest expense of $0.2 billion primarily due to a decrease in the average debt outstanding and a lower effective rate of interest on GM Financial debt; and (6) increased leased vehicle income of $0.1 billion primarily due to an increase in the average balance of the leased vehicles portfolio.

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

During the year ended December 31, 2025, we recorded charges of $7.9 billion in GMNA related to our EV strategic realignment. These charges included non-cash impairment and other charges of $3.2 billion and cash related charges of $4.7 billion, primarily consisting of supplier commercial settlements, contract cancellation fees, battery cell JV settlements, and other charges that will have a cash impact when paid. The non-cash impairment charges include the cost of writing down EV-related tooling and equipment to its nominal salvage value. We incurred cash outflows of $0.4 billion related to these charges in the year ended December 31, 2025. In the six months ended June 30, 2026, we recorded additional net charges of $3.4 billion, primarily related to $2.4 billion for ongoing commercial negotiations with our supply base and joint venture partners, $1.1 billion of losses on contractual supply agreements, and $0.5 billion associated with compliance-related assets, net of $0.7 billion of recoveries under a cost sharing arrangement. We incurred cash outflows of $4.1 billion related to these charges in the six months ended June 30, 2026. We expect to recognize additional charges in the year ending December 31, 2026, and while circumstances may change in the future, we believe we have substantially completed the recognition of material cash charges related to our EV strategic realignment.

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

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A, Part I, Item 1A. Risk Factors of our 2025 Form 10-K, and Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the three months ended March 31, 2026, some of which are outside of our control.

In January 2026, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion, with no expiration date. In the six months ended June 30, 2026, we repurchased 36 million outstanding shares of our common stock for $2.8 billion. As of June 30, 2026, we have $3.5 billion in capacity remaining under our share repurchase program.

In the six months ended June 30, 2026, we paid dividends of $0.3 billion to holders of our common stock. In January 2026, our Board of Directors approved an increase in the quarterly common stock dividend of $0.03 to $0.18 per share beginning with the quarterly dividend declared in January 2026.

Cash flows that occur amongst our Automotive, Cruise, and GM Financial operations are eliminated when we consolidate our cash flows. Such eliminations include, among other things, collections by Automotive on wholesale accounts receivables financed by dealers through GM Financial, payments between Automotive and GM Financial for accounts receivables transferred by Automotive to GM Financial, loans to Automotive and Cruise from GM Financial, dividends issued by GM Financial to Automotive, tax payments by GM Financial to Automotive, and Automotive Cruise related cash expenditures. The presentation of Automotive liquidity and GM Financial liquidity presented below includes the impact of cash transactions amongst the sectors that are ultimately eliminated in consolidation. The Cruise restructuring activities were substantially complete as of December 31, 2025. Net cash used in operating activities by Cruise was $0.7 billion in the three months ended June 30, 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Liquidity Total available liquidity includes cash, cash equivalents, marketable debt securities, and funds available under credit facilities. The amount of available liquidity is subject to seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. We have not significantly changed the management of our liquidity, including our allocation of available liquidity, our portfolio composition, and our investment guidelines since December 31, 2025. Refer to Part II, Item 7. MD&A of our 2025 Form 10-K.

In March 2026, we renewed our 364-day, $2.0 billion revolving credit facility allocated for the exclusive use of GM Financial, which now matures March 22, 2027.

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $14.4 billion at June 30, 2026 and December 31, 2025, which consisted primarily of two credit facilities. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use of GM Financial. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.5 billion at June 30, 2026 and December 31, 2025.

If available capacity permits, GM Financial continues to have access to our automotive credit facilities. GM Financial did not have borrowings outstanding against any of these facilities at June 30, 2026 and December 31, 2025. We had intercompany loans from GM Financial of $0.4 billion at June 30, 2026 and December 31, 2025, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at June 30, 2026 and December 31, 2025. Refer to Note 4 to our condensed consolidated financial statements for additional information.

Several of our loan facilities, including our credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of June 30, 2026 and determined we are in compliance and expect to remain in compliance in the future.

GM Financial's Board of Directors declared and paid dividends of $0.9 billion on its common stock in the six months ended June 30, 2026. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements, and leverage ratio.

The following table summarizes our Automotive available liquidity (dollars in billions):

	June 30, 2026	December 31, 2025
Automotive cash and cash equivalents	$15.1	$15.1
Marketable debt securities	4.5	6.7
Automotive cash, cash equivalents, and marketable debt securities	19.7	21.7
Available under credit facilities(a)	13.9	13.9
Total Automotive available liquidity	$33.6	$35.7
__________
(a)We had letters of credit outstanding under our sub-facility of $0.5 billion at June 30, 2026 and December 31, 2025.

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Six Months Ended June 30, 2026
Operating cash flow	$5.6
Capital expenditures	(3.4)
Shares repurchased and dividends paid	(3.6)
Financing lease purchase option	(0.2)
Investment in nonconsolidated affiliates	(0.2)
Other non-operating	(0.3)
Total change in Automotive available liquidity	$(2.1)

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2026	June 30, 2025
Operating Activities
Net income	$3.1	$4.0	$(0.9)
Depreciation, amortization, and impairment charges	3.5	3.5	—
Pension and OPEB activities	(0.4)	(0.3)	(0.1)
Working capital	(1.4)	(2.1)	0.7
Accrued and other liabilities and income taxes	(0.6)	0.1	(0.7)
Other(a)	1.5	1.8	(0.3)
Net automotive cash provided by (used in) operating activities(b)	$5.6	$7.1	$(1.5)
__________
(a)Includes $0.9 billion and $0.7 billion in dividends received from GM Financial in the six months ended June 30, 2026 and 2025; $1.0 billion in dividends received from our nonconsolidated affiliates in the six months ended June 30, 2025; and changes in other assets and liabilities in the six months ended June 30, 2026 and 2025.
(b)Includes $(0.1) billion and $(2.6) billion in the six months ended June 30, 2026 and 2025, which are eliminated within the condensed consolidated statements of cash flows. Amounts eliminated primarily relate to purchases of, and collections on, wholesale finance receivables provided by GM Financial to our dealers and dividends issued by GM Financial to us.

	Six Months Ended		Change
	June 30, 2026	June 30, 2025
Investing Activities
Capital expenditures	$(3.4)	$(3.9)	$0.5
Acquisitions and liquidations of marketable securities, net	2.2	0.5	1.7
Other(a)	(0.1)	(3.3)	3.2
Net automotive cash provided by (used in) investing activities(b)	$(1.4)	$(6.8)	$5.4
__________
(a)Includes $0.1 billion loan repayments from Ultium Cells LLC in the six months ended June 30, 2026 and $(1.8) billion term loan to Ultium Cells LLC in the six months ended June 30, 2025; $(0.2) billion and $(0.5) billion of GM's investment in nonconsolidated affiliates in the six months ended June 30, 2026 and 2025; and $(0.9) billion of funding to wind down Cruise robotaxi operations in the six months ended June 30, 2025.
(b)Includes $(0.9) billion of funding to wind down Cruise robotaxi operations in the six months ended June 30, 2025, which is eliminated within the condensed consolidated statements of cash flows.

	Six Months Ended		Change
	June 30, 2026	June 30, 2025
Financing Activities
Net proceeds (payments) from short-term debt	$(0.1)	$(0.5)	$0.4
Issuance of senior unsecured notes	—	2.0	(2.0)
Other(a)	(4.0)	(2.5)	(1.5)
Net automotive cash provided by (used in) financing activities	$(4.1)	$(1.1)	$(3.1)
__________
(a)Includes $(2.8) billion for payments to purchase common stock and $(0.4) billion for dividends to noncontrolling interests in the six months ended June 30, 2026; $(0.3) billion for dividends paid in the six months ended June 30, 2026 and 2025; and $(2.0) billion in payments related to the ASR in the six months ended June 30, 2025.

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow as automotive operating cash flow from operations less capital expenditures adjusted for management actions. In the six months ended June 30, 2026, net automotive cash provided by operating activities was $5.6 billion, capital expenditures were $3.4 billion, and adjustments for management actions were $4.1 billion. In the six months ended June 30, 2025, net automotive cash provided by operating activities was $7.1 billion, capital expenditures were $3.9 billion, and adjustments for management actions were $0.5 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investor Service, and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. As of July 15, 2026, all credit ratings remained unchanged since December 31, 2025.

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

The following table summarizes GM Financial's available liquidity (dollars in billions):

	June 30, 2026	December 31, 2025
Cash, cash equivalents, and marketable debt securities	$5.1	$5.9
Available capacity under secured credit facilities	24.0	25.9
Available under committed unsecured credit facilities	1.2	1.0
Available under revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$32.3	$34.8

GM Financial's available liquidity varies quarterly based on factors including near-term debt issuances and maturities, as well as changes in its earning assets. GM Financial generally targets liquidity levels to support at least six months of GM Financial's expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At June 30, 2026, available liquidity exceeded GM Financial's liquidity targets.

GM Financial Cash Flow (dollars in billions)

	Six Months Ended		Change
	June 30, 2026	June 30, 2025
Net cash provided by (used in) operating activities	$3.6	$4.1	$(0.5)
Net cash provided by (used in) investing activities(a)	$(1.1)	$(1.6)	$0.5
Net cash provided by (used in) financing activities(b)	$(3.2)	$1.1	$(4.3)
__________
(a)Includes $1.0 billion and $3.7 billion in the six months ended June 30, 2026 and 2025 primarily driven by purchases of, and collections on, wholesale finance receivables and collection of intercompany loans to Cruise, which are eliminated within the condensed consolidated statements of cash flows.
(b)Includes $(0.9) billion and $(0.7) billion in the six months ended June 30, 2026 and 2025 for dividends to GM, which are eliminated within the condensed consolidated statements of cash flows.

	Six Months Ended		Change
	June 30, 2026	June 30, 2025
Operating Activities
Net income (loss)	$0.9	$1.0	$(0.1)
Depreciation and amortization	2.8	2.6	0.2
Accretion and amortization of loan and leasing fees	(0.8)	(0.8)	0.1
Provision for loan losses	0.7	0.7	—
Other non-cash income	(0.4)	(0.5)	0.2
Changes in assets and liabilities	0.2	0.9	(0.7)
Deferred income taxes	0.1	0.2	(0.1)
Net cash provided by (used in) operating activities	$3.6	$4.1	$(0.5)

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under

GENERAL MOTORS COMPANY AND SUBSIDIARIES

its cash management strategy. At June 30, 2026, secured and unsecured credit facilities totaled $27.9 billion and $4.1 billion, with advances outstanding of $3.9 billion and $2.8 billion.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at June 30, 2026 and December 31, 2025. Refer to the "Automotive Liquidity" section of this MD&A for additional details.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

The following table reconciles Net income (loss) attributable to stockholders to EBIT-adjusted:

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,
	2026	2025	2026	2025	2025	2024	2025	2024
Net income (loss) attributable to stockholders	$1,305	$1,895	$2,627	$2,784	$(3,310)	$(2,961)	$1,327	$3,056
Income tax expense (benefit)	214	481	642	719	(989)	318	127	709
Automotive interest expense	151	198	158	152	167	215	209	206
Automotive interest income	(183)	(200)	(173)	(191)	(242)	(279)	(220)	(274)
Adjustments
EV strategic realignment(a)	2,279	330	1,077	—	5,992	—	1,592	—
China restructuring actions(b)	177	140	(78)	—	702	4,010	—	—
Legal matters(c)	—	—	—	—	357	—	300	—
Cruise restructuring(d)	—	65	—	—	133	520	25	—
GMI exit costs(e)	—	33	—	—	28	4	—	43
Headquarters relocation(f)	—	8	—	26	5	30	16	34
Separation costs(g)	—	87	—	—	—	10	—	190
Buick dealer strategy(h)	—	—	—	—	—	643	—	150
Total adjustments	2,456	663	999	26	7,217	5,217	1,933	417
EBIT-adjusted	$3,943	$3,037	$4,253	$3,490	$2,843	$2,509	$3,376	$4,115
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
(d)These adjustments were excluded because they relate to restructuring charges resulting from the plan to combine the Cruise and GM technical efforts to advance autonomous and assisted driving. The adjustments primarily consist of non-cash restructuring charges, supplier-related charges, and employee separation costs.
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles diluted earnings per common share to EPS-diluted-adjusted:

	Three Months Ended				Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$1,287	$1.41	$1,865	$1.91	$3,901	$4.25	$5,224	$5.28
Adjustments(a)	2,456	2.70	663	0.68	3,455	3.76	689	0.70
Tax effect on adjustments(b)	(496)	(0.54)	(64)	(0.07)	(679)	(0.74)	(70)	(0.07)
Return from preferred shareholders(c)	—	—	—	—	—	—	(593)	(0.60)
EPS-diluted-adjusted	$3,247	$3.57	$2,464	$2.53	$6,677	$7.27	$5,250	$5.31
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

The following table reconciles our effective tax rate to ETR-adjusted:

	Three Months Ended						Six Months Ended
	June 30, 2026			June 30, 2025			June 30, 2026			June 30, 2025
	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate
Effective tax rate	$1,568	$214	13.7%	$2,375	$481	20.2%	$4,915	$856	17.4%	$5,946	$1,199	20.2%
Adjustments(a)	2,456	496		663	64		3,455	679		689	70
ETR-adjusted	$4,024	$710	17.6%	$3,038	$545	17.9%	$8,370	$1,535	18.3%	$6,635	$1,269	19.1%
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

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	June 30, 2026	June 30, 2025
Net income attributable to stockholders	$1.9	$4.8
Average equity(a)	$63.0	$66.8
ROE	3.1%	7.1%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income attributable to stockholders.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	June 30, 2026	June 30, 2025
EBIT-adjusted(a)	$14.4	$13.2
Average equity(b)	$63.0	$66.8
Add: Average automotive debt and interest liabilities (excluding finance leases)	16.0	16.2
Add: Average automotive net pension and OPEB liability	7.9	8.9
Less: Average automotive net income tax asset	(24.1)	(22.8)
ROIC-adjusted average net assets	$62.8	$69.1
ROIC-adjusted	22.9%	19.0%
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this section of MD&A.
(b)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in EBIT-adjusted.

Forward-Looking Statements This report and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, may include "forward-looking statements" within the meaning of the U.S. federal securities laws. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and are often identified by words like “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions. In making these statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions, and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among others, the following: (1) our ability to deliver new products, services, technologies, and customer experiences in response to increased competition and changing consumer needs and preferences; (2) our ability to attract and retain talented and highly skilled employees; (3) our ability to timely fund and introduce new and improved vehicle models, that are able to attract a sufficient number of consumers; (4) our ability to profitably deliver a strategic portfolio of EVs; (5) adoption of EVs by consumers; (6) the success of our current line of ICE vehicles, particularly our full-size ICE SUVs and full-size ICE pickup trucks; (7) our highly competitive industry, which has been historically characterized by excess manufacturing capacity and the use of incentives, and the introduction of new and improved vehicle models by our competitors; (8) the unique technological, operational, regulatory, and competitive risks related to our refocused AV strategy on personal vehicles; (9) risks associated with climate change, including evolving regulation of GHG emissions, changing consumer preferences and demand, and the potential increased impacts of severe weather events; (10) global automobile market sales volume, which can be volatile; (11) inflationary pressures and persistently high prices and uncertain availability of commodities, raw materials, and other inputs used by us and our suppliers, and instability in logistics and related costs; (12) our business in China, which is subject to unique operational, competitive, regulatory, and economic risks; (13) the success of our ongoing strategic business relationships, particularly with respect to facilitating access to raw materials necessary for the production of EVs, and of our joint ventures, which we cannot operate solely for our benefit and over which we may have limited control; (14) the international scale and footprint of our operations, which expose us to a variety of unique political, economic, competitive, and regulatory risks, including the risk of changes in government leadership and laws (including labor, trade, tax, and other laws), political uncertainty or instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, introduction of new tariffs or changes to announced tariffs directly and indirectly applicable to our industry, changes in foreign exchange rates and interest rates, economic downturns in the countries in which we operate, differing local product preferences and product requirements, changes to and compliance with U.S. and foreign countries' export controls and economic sanctions, differing labor regulations, requirements, and union relationships, differing dealer and franchise regulations and relationships, difficulties in obtaining financing in foreign countries, and public health crises, including the occurrence of a contagious disease or illness; (15) any significant disruption, including any work stoppages, at any of our manufacturing facilities; (16) the ability of our suppliers to deliver parts, systems, components, and raw materials without disruption and at such times to allow us to meet production schedules; (17) pandemics, epidemics, disease outbreaks, and other public health crises; (18) the possibility that competitors may independently develop products and services similar to ours, or that our intellectual property rights are not sufficient to prevent competitors from developing or selling those products or services; (19) our ability to manage risks related to security breaches, cyberattacks, and other disruptions to our information technology systems and networked products, including connected

GENERAL MOTORS COMPANY AND SUBSIDIARIES

vehicles; (20) our ability to manage security breaches and other disruptions to our in-vehicle systems; (21) our ability to comply with increasingly complex, restrictive, and punitive regulations relating to our enterprise data practices, including the collection, use, sharing, and security of the personal information of our customers, employees, or suppliers; (22) our ability to comply with extensive laws, regulations, and policies applicable to our industry, operations, and products, including those in the One Big Beautiful Bill Act and/or relating to fuel economy, emissions, and AVs; (23) costs and risks associated with litigation, governmental investigations, and other proceedings; (24) the costs and effect on our reputation of product safety recalls and alleged defects in products and services; (25) any additional tax expense or exposure or failure to fully realize available tax incentives; (26) our continued ability to develop captive financing capability through GM Financial; (27) any significant increase in our pension funding requirements; and (28) uncertainties regarding the IEEPA tariff refunds, including the timing and extent of these refunds. A further discussion of these risks, uncertainties, and other factors can be found in Part I, Item 1A. Risk Factors of our 2025 Form 10-K and our subsequent filings with the SEC.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2026 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, at a reasonable assurance level, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*  *  *  *  *  *  *

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business and the results of our operations and financial condition could be materially adversely affected by these risk factors. There have been no material changes to the Risk Factors disclosed in our 2025 Form 10-K, other than as set forth in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the three months ended March 31, 2026.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended June 30, 2026:

	Total Number of Shares Purchased(a)	Weighted-Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2026 through April 30, 2026	1,182,150	$76.67	1,173,372	$5.4 billion
May 1, 2026 through May 31, 2026	8,445,718	$79.03	8,349,288	$4.8 billion
June 1, 2026 through June 30, 2026	15,363,725	$81.36	15,363,725	$3.5 billion
Total	24,991,593	$80.35	24,886,385
__________
(a)Shares purchased include shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs relating to compensation plans. Refer to our 2025 Form 10-K for additional details on employee stock incentive plans.
(b)The weighted-average price paid per share excludes broker commissions.

*  *  *  *  *  *  *

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
Incorporated by Reference
10.1*	Amendment No. 2 to the General Motors Company 2020 Long-Term Incentive Plan, incorporated by reference to Appendix B of the Definitive Proxy Statement of General Motors Company filed April 20, 2026	Incorporated by Reference
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2026, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
__________
*    Management contracts or compensatory plans and arrangements.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	July 21, 2026