Form 10-Q
period 2026-09-30
General Motors Co
filed 2026-10-20
CIK 1467858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Large accelerated filer  ☑  Accelerated filer  ☐ Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
As of October 9, 2026 there were 843,549,423 shares of common stock outstanding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

PART I
Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales and revenue
Automotive	$45,706	$44,256	$128,817	$126,986
GM Financial	4,309	4,335	12,848	12,747
Total net sales and revenue (Note 2)	50,015	48,591	141,665	139,732
Costs and expenses
Automotive and other cost of sales	40,739	41,936	116,462	116,416
GM Financial interest, operating, and other expenses	3,651	3,542	10,926	10,600
Automotive and other selling, general, and administrative expense	2,027	2,037	6,293	6,161
Total costs and expenses	46,416	47,515	133,681	133,177
Operating income (loss)	3,598	1,076	7,984	6,555
Automotive interest expense	162	209	472	560
Interest income and other non-operating income, net	274	475	803	1,151
Equity income (loss) (Note 7)	233	77	542	219
Income (loss) before income taxes	3,943	1,419	8,858	7,366
Income tax expense (benefit) (Note 14)	565	127	1,422	1,326
Net income (loss)	3,377	1,293	7,436	6,040
Net loss (income) attributable to noncontrolling interests	(42)	35	(168)	(33)
Net income (loss) attributable to stockholders	$3,335	$1,327	$7,267	$6,007

Net income (loss) attributable to common stockholders	$3,305	$1,297	$7,206	$6,510

Earnings per share (Note 17)
Basic earnings per common share	$3.79	$1.37	$8.07	$6.75
Weighted-average common shares outstanding – basic	872	944	893	965
Diluted earnings per common share	$3.73	$1.35	$7.94	$6.64
Weighted-average common shares outstanding – diluted	887	964	908	980

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss)	$3,377	$1,293	$7,436	$6,040
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments and other	140	(75)	114	552
Defined benefit plans	28	50	138	(129)
Unrealized gain (loss) on hedges	(76)	133	(58)	101
Other comprehensive income (loss), net of tax	92	108	194	525
Comprehensive income (loss)	3,470	1,401	7,629	6,565
Comprehensive loss (income) attributable to noncontrolling interests	(113)	67	(181)	(96)
Comprehensive income (loss) attributable to stockholders	$3,357	$1,468	$7,448	$6,468

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts) (Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents (Note 3)	$23,196	$20,945
Marketable debt securities (Note 3)	4,609	6,724
Accounts and notes receivable, net of allowance of $234 and $244	17,138	13,054
GM Financial receivables, net of allowance of $1,191 and $1,168 (Note 4; Note 8)	46,453	45,266
Inventories (Note 5)	15,640	14,467
Other current assets (Note 3; Note 8)	8,831	8,312
Total current assets	115,867	108,767
Non-current Assets
GM Financial receivables, net of allowance of $1,704 and $1,557 (Note 4; Note 8)	44,979	44,384
Equity in net assets of nonconsolidated affiliates (Note 7)	5,379	5,681
Property, net	54,798	51,683
Goodwill and intangible assets, net	4,276	4,366
Equipment on operating leases, net (Note 6; Note 8)	32,244	33,686
Deferred income taxes	22,145	22,960
Other assets (Note 3; Note 8)	9,495	9,756
Total non-current assets	173,315	172,517
Total Assets	$289,183	$281,284

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable (principally trade)	$29,764	$23,919
Short-term debt and current portion of long-term debt (Note 9)
Automotive	529	656
GM Financial (Note 8)	42,939	35,012
Accrued liabilities	33,097	33,754
Total current liabilities	106,330	93,342
Non-current Liabilities
Long-term debt (Note 9)
Automotive	15,270	15,591
GM Financial (Note 8)	70,005	79,018
Postretirement benefits other than pensions (Note 12)	3,905	4,025
Pensions (Note 12)	4,496	4,988
Other liabilities	24,659	21,151
Total non-current liabilities	118,335	124,775
Total Liabilities	224,664	218,116
Commitments, contingencies, and uncertainties (Note 13)
Equity (Note 16)
Common stock, $0.01 par value	8	9
Additional paid-in capital	18,749	19,928
Retained earnings	54,210	51,524
Accumulated other comprehensive loss	(10,162)	(10,343)
Total stockholders’ equity	62,806	61,119
Noncontrolling interests	1,712	2,049
Total Equity	64,518	63,168
Total Liabilities and Equity	$289,183	$281,284

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net income (loss)	$7,436	$6,040
Depreciation and impairment of Equipment on operating leases, net	3,882	3,675
Depreciation, amortization, and impairment charges on Property, net	5,126	6,412
Foreign currency remeasurement and transaction (gains) losses	(45)	285
Undistributed earnings of nonconsolidated affiliates, net	(134)	396
Pension contributions and OPEB payments	(619)	(433)
Pension and OPEB (income) expense, net	46	23
Provision (benefit) for deferred taxes	931	127
Change in other operating assets and liabilities	(3)	3,548
Net cash provided by (used in) operating activities	16,620	20,072
Cash flows from investing activities
Expenditures for property	(5,800)	(6,083)
Available-for-sale marketable securities, acquisitions	(2,266)	(1,785)
Available-for-sale marketable securities, liquidations	4,361	2,398
Purchases of finance receivables	(28,505)	(28,251)
Principal collections and recoveries on finance receivables	26,676	26,524
Proceeds from sale of finance receivables (Note 4)	—	2,005
Purchases of leased vehicles	(9,565)	(12,609)
Proceeds from termination of leased vehicles	8,267	7,780
Other investing activities	276	(2,451)
Net cash provided by (used in) investing activities	(6,556)	(12,473)
Cash flows from financing activities
Net increase (decrease) in short-term debt	(59)	13
Proceeds from issuance of debt (original maturities greater than three months)	34,316	37,122
Payments on debt (original maturities greater than three months)	(34,710)	(37,391)
Payments to purchase common stock (Note 16)	(5,301)	(3,512)
Issuance (redemption) of subsidiary stock (Note 16)	—	(29)
Dividends paid	(1,046)	(519)
Other financing activities	(496)	(274)
Net cash provided by (used in) financing activities	(7,295)	(4,591)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(29)	237
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,740	3,246
Cash, cash equivalents, and restricted cash at beginning of period	24,284	22,964
Cash, cash equivalents, and restricted cash at end of period	$27,024	$26,210

Significant non-cash investing and financing activity
Non-cash property additions	$5,677	$3,902

Reference should be made to the notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions) (Unaudited)

	Common Stockholders’				Noncontrolling Interests	Total Equity (Permanent Equity)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at January 1, 2025	$10	$20,843	$53,472	$(11,253)	$2,518	$65,590
Net income (loss)	—	—	2,784	—	69	2,853
Other comprehensive income (loss)	—	—	—	131	3	134
Issuance (redemption) of subsidiary stock (Note 16)	—	538	—	—	(567)	(29)
Purchase of common stock (Note 16)	—	(1,027)	(984)	—	—	(2,012)
Stock based compensation	—	(7)	(2)	—	—	(9)
Cash dividends paid on common stock	—	—	(116)	—	—	(116)
Other	—	(2)	(14)	—	32	16
Balance at March 31, 2025	10	20,345	55,140	(11,122)	2,054	66,427
Net income (loss)	—	—	1,895	—	(1)	1,894
Other comprehensive income (loss)	—	—	—	190	92	283
Purchase of common stock (Note 16)	—	213	(213)	—	—	—
Stock based compensation	—	52	(2)	—	—	50
Cash dividends paid on common stock	—	—	(144)	—	—	(144)
Dividends to noncontrolling interests	—	—	—	—	(59)	(59)
Other	—	—	(1)	—	10	9
Balance at June 30, 2025	10	20,610	56,675	(10,932)	2,096	68,459
Net income (loss)	—	—	1,327	—	(35)	1,293
Other comprehensive income (loss)	—	—	—	141	(33)	108
Purchase of common stock (Note 16)	—	(516)	(984)	—	—	(1,500)
Stock based compensation	—	200	—	—	—	200
Cash dividends paid on common stock	—	—	(141)	—	—	(141)
Other	—	—	(16)	—	(1)	(17)
Balance at September 30, 2025	$9	$20,295	$56,862	$(10,792)	$2,028	$68,402

Balance at January 1, 2026	$9	$19,928	$51,524	$(10,343)	$2,049	$63,168
Net income (loss)	—	—	2,627	—	78	2,705
Other comprehensive income (loss)	—	—	—	65	(67)	(2)
Purchase of common stock (Note 16)	—	(205)	(595)	—	—	(800)
Stock based compensation	—	(182)	(6)	—	—	(188)
Cash dividends paid on common stock	—	—	(164)	—	—	(164)
Dividends to noncontrolling interests	—	—	—	—	(40)	(40)
Other	—	—	(1)	—	16	15
Balance at March 31, 2026	9	19,541	53,386	(10,277)	2,036	64,694
Net income (loss)	—	—	1,305	—	48	1,354
Other comprehensive income (loss)	—	—	—	94	10	103
Purchase of common stock (Note 16)	—	(479)	(1,521)	—	—	(2,000)
Stock based compensation	—	123	—	—	—	123
Cash dividends paid on common stock	—	—	(160)	—	—	(160)
Dividends to noncontrolling interests	—	—	—	—	(467)	(467)
Other	—	—	(20)	—	14	(6)
Balance at June 30, 2026	9	19,185	52,990	(10,183)	1,641	63,641
Net income (loss)	—	—	3,335	—	42	3,377
Other comprehensive income (loss)	—	—	—	22	71	92
Purchase of common stock (Note 16)	—	(565)	(1,935)	—	—	(2,500)
Stock based compensation	—	130	—	—	—	130
Cash dividends paid on common stock	—	—	(156)	—	—	(156)
Other	—	—	(24)	—	(41)	(66)
Balance at September 30, 2026	$8	$18,749	$54,210	$(10,162)	$1,712	$64,518

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 2. Revenue

The following table disaggregates our revenue by major source:

	Three Months Ended September 30, 2026
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts, and accessories	$39,619	$3,791	$139	$43,549	$—	$—	$43,549
Used vehicles	585	12	—	597	—	—	597
Services and other	1,215	282	62	1,559	—	—	1,559
Automotive net sales and revenue	41,419	4,085	201	45,706	—	—	45,706
Leased vehicle income	—	—	—	—	1,939	—	1,939
Finance charge income	—	—	—	—	2,062	—	2,062
Other income	—	—	—	—	311	(3)	308
GM Financial net sales and revenue	—	—	—	—	4,312	(3)	4,309
Net sales and revenue	$41,419	$4,085	$201	$45,706	$4,312	$(3)	$50,015

	Three Months Ended September 30, 2025
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts, and accessories	$38,752	$3,355	$52	$42,159	$—	$—	$—	$42,159
Used vehicles	453	8	—	461	—	—	—	461
Services and other	1,347	282	8	1,637	—	—	—	1,637
Automotive net sales and revenue	40,551	3,645	60	44,256	—	—	—	44,256
Leased vehicle income	—	—	—	—	—	1,968	—	1,968
Finance charge income	—	—	—	—	—	2,060	—	2,060
Other income	—	—	—	—	—	309	(2)	308
GM Financial net sales and revenue	—	—	—	—	—	4,337	(2)	4,335
Net sales and revenue	$40,551	$3,645	$60	$44,256	$—	$4,337	$(2)	$48,591

	Nine Months Ended September 30, 2026
	GMNA	GMI	Corporate	Total Automotive	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts, and accessories	$112,482	$9,758	$331	$122,571	$—	$—	$122,571
Used vehicles	1,622	32	—	1,654	—	—	1,654
Services and other	3,627	845	119	4,591	—	—	4,591
Automotive net sales and revenue	117,732	10,635	450	128,817	—	—	128,817
Leased vehicle income	—	—	—	—	5,893	—	5,893
Finance charge income	—	—	—	—	6,034	—	6,034
Other income	—	—	—	—	928	(7)	921
GM Financial net sales and revenue	—	—	—	—	12,855	(7)	12,848
Net sales and revenue	$117,732	$10,635	$450	$128,817	$12,855	$(7)	$141,665

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Nine Months Ended September 30, 2025
	GMNA	GMI	Corporate	Total Automotive	Cruise	GM Financial	Eliminations/Reclassifications	Total
Vehicle, parts, and accessories	$112,770	$8,554	$100	$121,424	$—	$—	$—	$121,424
Used vehicles	1,284	25	—	1,309	—	—	—	1,309
Services and other	3,370	819	63	4,252	1	—	—	4,253
Automotive net sales and revenue	117,424	9,398	163	126,985	1	—	—	126,986
Leased vehicle income	—	—	—	—	—	5,810	—	5,810
Finance charge income	—	—	—	—	—	6,132	(4)	6,129
Other income	—	—	—	—	—	813	(5)	808
GM Financial net sales and revenue	—	—	—	—	—	12,756	(9)	12,747
Net sales and revenue	$117,424	$9,398	$163	$126,985	$1	$12,756	$(9)	$139,732

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Adjustments to sales incentives for previously recognized sales were insignificant in the three months ended September 30, 2026 and 2025.

Contract liabilities in our Automotive operations primarily consist of vehicle connectivity, customer rewards programs, maintenance, extended warranty, and other contracts of $9.6 billion and $8.2 billion at September 30, 2026 and December 31, 2025, which are included in Accrued liabilities and Other liabilities. We recognized revenue of $673 million and $2.2 billion related to contract liabilities in the three and nine months ended September 30, 2026 and $786 million and $2.0 billion in the three and nine months ended September 30, 2025. We expect to recognize revenue of $856 million in the three months ending December 31, 2026 and $2.4 billion, $1.7 billion, and $4.7 billion in the years ending December 31, 2027, 2028, and thereafter related to contract liabilities at September 30, 2026.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 3. Marketable and Other Securities

The following table summarizes the fair value of cash equivalents and marketable debt securities, which approximates cost:

	Fair Value Level	September 30, 2026	December 31, 2025
Cash and cash equivalents
Cash and time deposits		$9,972	$10,884
Available-for-sale debt securities
U.S. government and agencies	2	263	451
Corporate debt	2	4,517	3,317
Sovereign debt	2	1,095	923
Total available-for-sale debt securities – cash equivalents		5,875	4,691
Money market funds	1	7,349	5,369
Total cash and cash equivalents		$23,196	$20,945
Marketable debt securities
U.S. government and agencies	2	$537	$2,370
Corporate debt and other	2	3,628	3,796
Mortgage and asset-backed	2	444	558
Total available-for-sale debt securities – marketable securities		$4,609	$6,724
Restricted cash
Cash and cash equivalents		$353	$357
Money market funds	1	3,476	2,981
Total restricted cash		$3,828	$3,339

Available-for-sale debt securities included above with contractual maturities(a)
Due in one year or less		$6,442
Due between one and five years		3,504
Total available-for-sale debt securities with contractual maturities		$9,945
__________
(a)Excludes mortgage and asset-backed securities as these securities are not due at a single maturity date.

Proceeds from the sale of available-for-sale debt securities sold prior to maturity were $591 million and $547 million in the three months ended September 30, 2026 and 2025 and $3.9 billion and $2.7 billion in the nine months ended September 30, 2026 and 2025. Net unrealized gains and losses on available-for-sale debt securities were insignificant in the three and nine months ended September 30, 2026 and 2025. Cumulative unrealized losses on available-for-sale debt securities were insignificant at September 30, 2026 and December 31, 2025.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total shown in the condensed consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$23,196	$20,945
Restricted cash included in Other current assets	3,411	2,912
Restricted cash included in Other assets	417	426
Total	$27,024	$24,284

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 4. GM Financial Receivables and Transactions

	September 30, 2026			December 31, 2025
	Retail	Commercial(a)	Total	Retail	Commercial(a)	Total
GM Financial receivables	$76,651	$17,675	$94,326	$75,404	$16,970	$92,374
Less: allowance for loan losses	(2,826)	(69)	(2,895)	(2,656)	(68)	(2,725)
GM Financial receivables, net	$73,825	$17,606	$91,431	$72,748	$16,902	$89,650

Fair value of GM Financial receivables utilizing Level 2 inputs			$17,606			$16,902
Fair value of GM Financial receivables utilizing Level 3 inputs			$73,981			$74,409
__________
(a)Commercial finance receivables include dealer financing of $17.2 billion and $16.4 billion, and other financing of $450 million and $596 million at September 30, 2026 and December 31, 2025. Commercial finance receivables are presented net of dealer cash management balances of $3.6 billion and $3.4 billion at September 30, 2026 and December 31, 2025. Under the cash management program, subject to certain conditions, a dealer may choose to reduce the amount of interest on its floorplan line by making principal payments to GM Financial in advance.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Allowance for loan losses at beginning of period	$2,866	$2,720	$2,725	$2,458
Provision for loan losses	340	244	996	926
Charge-offs	(563)	(494)	(1,643)	(1,463)
Recoveries	259	257	812	778
Effect of foreign currency	(8)	8	5	37
Allowance for loan losses at end of period	$2,895	$2,736	$2,895	$2,736

The allowance for loan losses as a percentage of finance receivables was 3.1% and 2.9% at September 30, 2026 and December 31, 2025. The increase in the allowance for retail loan losses as a percentage of retail finance receivables is primarily due to changes in the composition of credit mix of the portfolio.

Retail Finance Receivables GM Financial's retail finance receivables portfolio includes loans made to consumers and businesses to finance the purchase of vehicles for personal and commercial use. The following tables are consolidated summaries of the retail finance receivables by FICO score or its equivalent, determined at origination, for each vintage of the retail finance receivables portfolio at September 30, 2026 and December 31, 2025:

	Year of Origination						September 30, 2026
	2026	2025	2024	2023	2022	Prior	Total	Percent
Prime – FICO score 680 and greater	$18,412	$17,027	$10,543	$5,782	$3,154	$1,664	$56,581	73.8%
Near-prime – FICO score 620 to 679	3,028	2,830	1,771	974	570	382	9,556	12.5%
Sub-prime – FICO score less than 620	3,717	2,974	1,850	947	581	447	10,515	13.7%
Retail finance receivables	$25,157	$22,831	$14,163	$7,703	$4,305	$2,493	$76,651	100.0%

	Year of Origination						December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
Prime – FICO score 680 and greater	$22,850	$15,204	$9,298	$5,350	$2,712	$1,027	$56,440	74.9%
Near-prime – FICO score 620 to 679	3,702	2,456	1,439	908	571	225	9,303	12.3%
Sub-prime – FICO score less than 620	3,847	2,530	1,395	958	614	318	9,661	12.8%
Retail finance receivables	$30,399	$20,191	$12,132	$7,216	$3,897	$1,570	$75,404	100.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial reviews the ongoing credit quality of retail finance receivables based on customer payment activity. A retail account is considered delinquent if a substantial portion of a scheduled payment has not been received by the date the payment was contractually due. Retail finance receivables are collateralized by vehicle titles and, subject to local laws, GM Financial generally has the right to repossess the vehicle in the event the customer defaults on the payment terms of the contract. The accrual of finance charge income had been suspended on delinquent retail finance receivables with contractual amounts due of $1.1 billion at September 30, 2026 and December 31, 2025. The following tables are consolidated summaries of the delinquency status of the outstanding amortized cost basis of retail finance receivables for each vintage of the portfolio at September 30, 2026 and December 31, 2025, as well as summary totals for September 30, 2025:

	Year of Origination						September 30, 2026		September 30, 2025
	2026	2025	2024	2023	2022	Prior	Total	Percent	Total	Percent
0-to-30 days	$24,768	$22,080	$13,482	$7,228	$3,975	$2,214	$73,748	96.2%	$73,318	96.7%
31-to-60 days	273	517	467	325	232	194	2,008	2.6%	1,779	2.3%
Greater-than-60 days	99	204	192	136	90	81	803	1.0%	682	0.9%
Finance receivables more than 30 days delinquent	373	721	659	462	322	275	2,811	3.7%	2,461	3.2%
In repossession	15	29	21	14	8	4	92	0.1%	78	0.1%
Finance receivables more than 30 days delinquent or in repossession	388	751	681	475	329	279	2,903	3.8%	2,540	3.3%
Retail finance receivables	$25,157	$22,831	$14,163	$7,703	$4,305	$2,493	$76,651	100.0%	$75,857	100.0%

	Year of Origination						December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total	Percent
0-to-30 days	$29,871	$19,413	$11,524	$6,744	$3,576	$1,395	$72,523	96.2%
31-to-60 days	370	536	419	334	230	122	2,011	2.7%
Greater-than-60 days	140	218	172	129	86	51	795	1.1%
Finance receivables more than 30 days delinquent	510	753	591	463	316	173	2,806	3.7%
In repossession	18	24	17	10	6	2	75	0.1%
Finance receivables more than 30 days delinquent or in repossession	527	777	608	472	321	175	2,881	3.8%
Retail finance receivables	$30,399	$20,191	$12,132	$7,216	$3,897	$1,570	$75,404	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
GM Financial's dealer risk model and risk rating categories are as follows:

Rating	Description
I	Performing accounts with strong to acceptable financial metrics with at least satisfactory capacity to meet financial commitments.
II	Performing accounts experiencing potential weakness in financial metrics and repayment prospects resulting in increased monitoring.
III	Non-Performing accounts with inadequate paying capacity for current obligations and that have the distinct possibility of creating a loss if deficiencies are not corrected.
IV	Non-Performing accounts with inadequate paying capacity for current obligations and inherent weaknesses that make collection or liquidation in full highly questionable or improbable.

Dealers with III and IV risk ratings are subject to additional monitoring and restrictions on funding, including suspension of lines of credit and liquidation of assets. The following tables summarize the dealer finance receivables portfolio by dealer risk rating at September 30, 2026 and December 31, 2025:

	Year of Origination(a)							September 30, 2026
Dealer Risk Rating	Revolving	2026	2025	2024	2023	2022	Prior	Total	Percent
I	$14,057	$349	$261	$116	$85	$248	$209	$15,325	89.0%
II	1,194	21	7	64	22	5	24	1,338	7.8%
III	488	13	3	38	1	14	6	562	3.3%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$15,739	$383	$271	$218	$109	$267	$239	$17,225	100.0%
__________
(a)Floorplan advances comprise 99.2% of the total revolving balance. Dealer term loans are presented by year of origination.

	Year of Origination(a)							December 31, 2025
Dealer Risk Rating	Revolving	2025	2024	2023	2022	2021	Prior	Total	Percent
I	$13,421	$337	$191	$121	$298	$160	$147	$14,674	89.6%
II	985	10	33	25	7	35	2	1,096	6.7%
III	507	5	48	3	14	14	12	603	3.7%
IV	—	—	—	—	—	—	—	—	—%
Balance at end of period	$14,913	$352	$271	$149	$319	$209	$161	$16,374	100.0%
__________
(a)Floorplan advances comprise 99.1% of the total revolving balance. Dealer term loans are presented by year of origination.

Commercial finance receivables on nonaccrual status were insignificant and none at September 30, 2026 and December 31, 2025.

Transfers of Finance Receivables GM Financial has continuing involvement with finance receivables that were transferred in 2025, primarily in its role as servicer. The outstanding balance of the previously transferred finance receivables subject to continuing involvement was $1.2 billion at September 30, 2026.

Transactions with GM Financial The following tables show transactions between our Automotive operations and GM Financial. These amounts are presented in GM Financial's condensed consolidated balance sheets and statements of income.

	September 30, 2026	December 31, 2025
Condensed Consolidated Balance Sheets(a)
Commercial finance receivables due from GM consolidated dealers	$349	$395
Subvention receivable from GM(b)	$501	$452
Commercial loan funding payable to GM	$118	$94

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Condensed Consolidated Statements of Income
Interest subvention earned on finance receivables	$298	$344	$905	$1,075
Leased vehicle subvention earned	$469	$461	$1,436	$1,313
__________
(a)All balance sheet amounts are eliminated upon consolidation.
(b)Our Automotive operations made cash payments to GM Financial for subvention of $796 million and $856 million in the three months ended September 30, 2026 and 2025 and $2.1 billion and $2.5 billion in the nine months ended September 30, 2026 and 2025.

GM Financial's Board of Directors declared and paid dividends of $250 million and $350 million on its common stock in the three months ended September 30, 2026 and 2025 and $1.2 billion and $1.1 billion in the nine months ended September 30, 2026 and 2025.

Note 5. Inventories

	September 30, 2026	December 31, 2025
Total productive material, supplies, and work in process	$6,858	$6,405
Finished product, including service parts	8,782	8,062
Total inventories	$15,640	$14,467

Inventories are reflected net of allowances totaling $1.7 billion and $2.4 billion, of which $0.8 billion and $1.7 billion are electric vehicle (EV)-related, to remeasure inventory on-hand to net realizable value at September 30, 2026 and December 31, 2025. Tariffs, less available offsets and deductions, are capitalized into the cost of inventories as incurred. Offset amounts in excess of tariffs incurred will be recognized as a reduction to future tariffs.

Note 6. Equipment on Operating Leases

Equipment on operating leases consists of leases to retail customers of GM Financial.

	September 30, 2026	December 31, 2025
Equipment on operating leases	$39,382	$40,596
Less: accumulated depreciation	(7,138)	(6,909)
Equipment on operating leases, net	$32,244	$33,686

The estimated residual value of our leased assets at the end of the lease term was $24.4 billion and $25.0 billion at September 30, 2026 and December 31, 2025.

Depreciation expense related to Equipment on operating leases, net was $1.2 billion in the three months ended September 30, 2026 and 2025 and $3.9 billion and $3.7 billion in the nine months ended September 30, 2026 and 2025.

The following table summarizes lease payments due to GM Financial on leases to retail customers:

	Years Ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Lease receipts under operating leases	$1,453	$4,647	$2,446	$648	$44	$—	$9,239

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

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Automotive China joint ventures equity income (loss)	$32	$80	$280	$197
Other joint ventures equity income (loss)(a)(b)	196	210	(111)	487
Total Equity income (loss)	$228	$290	$169	$684
__________
(a)Equity income (loss) related to Ultium Cells Holdings LLC, an equally owned joint venture with LG Energy Solution, is presented in Automotive and other cost of sales as this entity has historically been integral to the operations of our business by providing battery cells for our EVs. Equity income (loss) in Ultium Cells Holdings LLC was insignificant in the three and nine months ended September 30, 2026 and $213 million and $465 million in the three and nine months ended September 30, 2025.
(b)Includes a gain on the sale of an equity method investment of $254 million in the three and nine months ended September 30, 2026.

In the three months ended September 30, 2026, we recorded no impairment charges in equity income. In the nine months ended September 30, 2026, we recorded $364 million of impairment charges in equity income, and in the year ended December 31, 2025, we recorded an insignificant amount of restructuring-related charges in equity income in connection with our EV strategic realignment. Refer to Note 15 for additional information.

There have been no significant ownership changes in our Automotive China joint ventures (Automotive China JVs) or Ultium Cells Holdings LLC since December 31, 2025.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Summarized Operating Data of Automotive China JVs
Automotive China JVs' net sales	$6,649	$6,121	$18,548	$17,270
Automotive China JVs' net income (loss)	$141	$144	$732	$341

Dividends declared but not paid from our nonconsolidated affiliates were $1.4 billion and $926 million at September 30, 2026 and December 31, 2025. Dividends received from our nonconsolidated affiliates were insignificant in the three and nine months ended September 30, 2026 and insignificant and $1.1 billion in the three and nine months ended September 30, 2025. We had net undistributed losses from our nonconsolidated affiliates of $945 million and $1.5 billion at September 30, 2026 and December 31, 2025, including $3.1 billion and $3.2 billion of undistributed losses at September 30, 2026 and December 31, 2025, offset by $2.2 billion and $1.8 billion of undistributed earnings at September 30, 2026 and December 31, 2025.

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

The following table summarizes the assets and liabilities related to GM Financial's consolidated VIEs:

	September 30, 2026	December 31, 2025
Restricted cash – current	$3,150	$2,635
Restricted cash – non-current	$221	$253
GM Financial receivables – current	$30,978	$29,126
GM Financial receivables – non-current	$23,816	$20,128
GM Financial equipment on operating lease related assets	$12,813	$13,791
GM Financial short-term debt and current portion of long-term debt	$23,802	$17,681
GM Financial long-term debt	$25,713	$29,232

GM Financial recognizes finance charge, leased vehicle, and fee income on the Securitized Assets and interest expense on the secured debt issued in a securitization transaction and records a provision for loan losses to recognize loan losses expected over the remaining life of the finance receivables.

Nonconsolidated VIEs
Automotive
Nonconsolidated VIEs primarily include our battery cell manufacturing joint ventures to which we provided financial support to ensure that our supply needs for production are met or are not disrupted. Our variable interests in these nonconsolidated VIEs include equity investments, accounts and loans receivable, committed financial support, and other off-balance sheet arrangements. The carrying amounts of assets were approximately $4.1 billion and $3.6 billion, and liabilities were $0.6 billion and insignificant related to our nonconsolidated VIEs at September 30, 2026 and December 31, 2025. Our maximum exposure to loss as a result of our involvement with these VIEs was approximately $6.7 billion and $8.5 billion, inclusive of $1.9 billion and $4.0 billion in committed capital and other contributions to our battery cell manufacturing joint ventures, at September 30, 2026 and December 31, 2025. Refer to Note 15 for additional information on EV-related commercial settlements with our nonconsolidated VIEs. Our maximum exposure to loss, and required capital contributions, could vary depending on our battery cell manufacturing joint ventures' requirements and access to capital. We currently lack the power through voting or similar rights to direct the activities of these entities that most significantly affect their economic performance.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 9. Debt

Automotive The following table presents debt in our automotive operations:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$282	$282	$164	$164
Unsecured debt(a)	15,120	14,466	15,468	15,434
Finance lease liabilities	397	387	615	614
Total automotive debt(b)	$15,800	$15,135	$16,247	$16,213

Fair value utilizing Level 1 inputs		$14,090		$15,065
Fair value utilizing Level 2 inputs		$1,045		$1,148

Available under credit facility agreements(c)		$14,021		$13,913
Weighted-average interest rate on outstanding short-term debt(d)		5.5%		12.6%
Weighted-average interest rate on outstanding long-term debt(d)		5.8%		5.8%
__________
(a)Primarily consists of senior notes.
(b)Includes net discount and debt issuance costs of $427 million and $445 million at September 30, 2026 and December 31, 2025.
(c)Excludes our 364-day, $2.0 billion facility allocated for exclusive use by GM Financial and our Inventory Banking Facility.
(d)Includes coupon rates on debt denominated in various foreign currencies and interest free loans.

In August 2026, we entered into an agreement with an intermediary that will advance funds from a syndicate of banks to certain suppliers in exchange for the suppliers acquiring and holding certain critical inventory (Inventory Banking Facility). The intermediary's funding provides for a maximum of $4.5 billion that can be drawn over a 12-month funding period that commenced on August 7, 2026. As of September 30, 2026, an insignificant amount has been drawn under the Inventory Banking Facility. Amounts drawn by the intermediary will be supported by irrevocable payment undertakings (IPUs) issued by us, which we will pay down following our consumption of the banked inventory, with any unpaid amounts due by August 6, 2029. Interest will accrue on the IPUs at a rate equal to the Secured Overnight Financing Rate plus 1.55% per annum. The Inventory Banking Facility contains customary representations and warranties, covenants, and events of default for a program of this type with all outstanding amounts becoming immediately due and payable upon an event of default. Amounts outstanding under the Inventory Banking Facility are presented as unsecured debt.

In March 2026, we renewed our 364-day, $2.0 billion revolving credit facility allocated for the exclusive use of GM Financial, which now matures on March 22, 2027.

GM Financial The following table presents debt of GM Financial:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Secured debt	$49,484	$49,372	$46,904	$47,252
Unsecured debt	63,460	63,708	67,127	68,607
Total GM Financial debt	$112,944	$113,079	$114,031	$115,860

Fair value utilizing Level 2 inputs		$109,972		$113,180
Fair value utilizing Level 3 inputs		$3,108		$2,679

Secured debt consists of revolving credit facilities and securitization notes payable. Most of the secured debt was issued by VIEs and is repayable only from proceeds related to the underlying pledged assets. Refer to Note 8 for additional information on GM Financial's involvement with VIEs. In the nine months ended September 30, 2026, GM Financial renewed and upsized revolving credit facilities with total borrowing capacity of $19.2 billion and issued $11.5 billion in aggregate principal amount of securitization notes payable with an initial weighted-average interest rate of 3.82% and maturity dates ranging from 2026 to 2035.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Unsecured debt consists of senior notes, credit facilities, and other unsecured debt. In the nine months ended September 30, 2026, GM Financial issued $5.6 billion in aggregate principal amount of senior notes with an initial weighted-average interest rate of 4.90% and maturity dates ranging from 2029 to 2036.

Note 10. Derivative Financial Instruments

The following table presents the gross fair value amounts of GM Financial's derivative financial instruments and the associated notional amounts:

	Fair Value Level	September 30, 2026			December 31, 2025
		Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Derivatives designated as hedges(a)
Fair value hedges
Interest rate swaps(b)	2	$32,554	$5	$923	$33,880	$88	$457
Cash flow hedges
Interest rate swaps	2	2,779	18	12	2,302	18	23
Foreign currency swaps(c)	2	8,655	311	132	9,226	580	58
Derivatives not designated as hedges(a)
Interest rate contracts	2	117,643	806	1,030	122,505	421	637
Foreign currency contracts	2	211	—	—	—	—	—
Total derivative financial instruments(d)		$161,842	$1,140	$2,097	$167,913	$1,107	$1,175
__________
(a)The gains/losses included in our condensed consolidated income statements and statements of comprehensive income for the three and nine months ended September 30, 2026 and 2025 were insignificant, unless otherwise noted. Amounts accrued for interest payments in a net receivable position are included in Other assets. Amounts accrued for interest payments in a net payable position are included in Other liabilities.
(b)The effect of fair value hedges in the condensed consolidated income statements includes insignificant losses for the three months ended September 30, 2026 and 2025 and losses of $108 million and $164 million for the nine months ended September 30, 2026 and 2025.
(c)The effect of foreign currency cash flow hedges recognized in Accumulated other comprehensive loss in the condensed consolidated statements of comprehensive income includes insignificant losses for the three months ended September 30, 2026 and 2025, and losses of $200 million and gains of $578 million for the nine months ended September 30, 2026 and 2025. The effect of foreign currency cash flow hedges reclassified from Accumulated other comprehensive loss in the condensed consolidated statements of comprehensive income into income includes insignificant losses for the three months ended September 30, 2026 and 2025 and losses of $253 million and gains of $675 million for the nine months ended September 30, 2026 and 2025. All amounts reclassified from Accumulated other comprehensive loss were recorded to GM Financial interest, operating, and other expenses in the condensed consolidated income statements.
(d)The fair value of derivative instruments that are classified as assets or liabilities available for offset was $805 million at September 30, 2026 and $520 million at December 31, 2025. GM Financial held $137 million and an insignificant amount of collateral from counterparties available for netting against GM Financial's asset positions and posted $1.2 billion and $615 million of collateral to counterparties available for netting against GM Financial's liability positions at September 30, 2026 and December 31, 2025.

The fair value for Level 2 instruments was derived using the market approach based on observable market inputs including quoted prices of similar instruments and foreign exchange and interest rate forward curves. During the next 12 months, we expect an insignificant amount of losses will be reclassified into pre-tax earnings from derivatives designated for hedge accounting.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following amounts were recorded in the condensed consolidated balance sheets related to items designated and qualifying as hedged items in fair value hedging relationships:

	September 30, 2026		December 31, 2025
	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)	Carrying Amount of Hedged Items	Cumulative Amount of Fair Value Hedging Adjustments(a)
Short-term unsecured debt	$3,479	$21	$4,633	$17
Long-term unsecured debt	28,996	1,209	30,554	676
GM Financial unsecured debt	$32,474	$1,230	$35,187	$693
__________
(a)Includes $362 million and $428 million of unamortized losses remaining on hedged items for which hedge accounting has been discontinued at September 30, 2026 and December 31, 2025.

Note 11. Product Warranty and Related Liabilities

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Product warranty and related liabilities
Warranty balance at beginning of period	$14,023	$11,698	$13,631	$10,571
Warranties issued and assumed in period – recall campaigns	289	169	599	783
Warranties issued and assumed in period – product warranty	1,569	1,506	3,509	3,182
Payments	(1,339)	(1,390)	(4,112)	(3,922)
Adjustments to pre-existing warranties	614	1,426	1,561	2,732
Effect of foreign currency and other	—	(15)	(31)	50
Warranty balance at end of period	15,157	13,395	15,157	13,395
Less: Supplier recoveries balance at end of period(a)	415	386	415	386
Warranty balance, net of supplier recoveries at end of period	$14,742	$13,009	$14,742	$13,009
__________
(a)The current portion of supplier recoveries is recorded in Accounts and notes receivable, net of allowance and the non-current portion is recorded in Other assets.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Product warranty expense, net of recoveries
Warranties issued and assumed in period	$1,858	$1,675	$4,108	$3,965
Supplier recoveries accrued in period	(199)	(81)	(527)	(418)
Adjustments and other	615	1,411	1,530	2,782
Warranty expense, net of supplier recoveries	$2,273	$3,006	$5,111	$6,329

For estimates related to reasonably possible losses in excess of amounts accrued for recall campaigns, refer to Note 13 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 12. Pensions and Other Postretirement Benefits

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$38	$49	$2	$42	$27	$2
Interest cost	431	115	49	499	123	55
Expected return on plan assets	(570)	(123)	—	(648)	(136)	—
Amortization of prior service cost (credit)	16	2	—	16	2	—
Amortization of net actuarial (gains) losses	3	14	(1)	2	10	(3)
Net periodic pension and OPEB (income) expense	$(82)	$57	$50	$(89)	$26	$54

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Pension Benefits		Global OPEB Plans	Pension Benefits		Global OPEB Plans
	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$116	$121	$6	$125	$137	$7
Interest cost	1,293	346	149	1,496	358	164
Expected return on plan assets	(1,710)	(376)	—	(1,944)	(401)	—
Amortization of prior service cost (credit)	48	6	—	48	6	—
Amortization of net actuarial (gains) losses	8	43	(4)	7	30	(11)
Net periodic pension and OPEB (income) expense	$(245)	$140	$151	$(268)	$130	$160

The non-service cost components of net periodic pension and other postretirement benefits (OPEB) income presented in Interest income and other non-operating income, net are insignificant in the three months ended September 30, 2026 and 2025 and insignificant and $186 million in the nine months ended September 30, 2026 and 2025.

Note 13. Commitments, Contingencies, and Uncertainties

Litigation-Related Liability and Indirect Tax-Related Matters In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions, and other litigation. We identify below the material individual proceedings and investigations where we believe a material loss is reasonably possible or probable. We accrue for matters when we believe that losses are probable and can be reasonably estimated. At September 30, 2026 and December 31, 2025, we had accruals of $1.6 billion and $1.5 billion for such legal actions in Accrued liabilities and Other liabilities. In many matters, it is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of the potential loss. Some matters may involve compensatory, punitive, or other treble damage claims, environmental remediation programs, or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that cannot be reasonably estimated. Accordingly, while we believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated, it is possible that adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.

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

There is one putative class action and one certified class action pending against GM in the U.S. alleging that various 2015–2022 model year vehicles are defective because they are equipped with faulty 8-speed transmissions. In March 2023, the judge overseeing the class action concerning 2015–2019 model year vehicles certified 26 state subclasses and GM appealed. In June 2025, the Sixth Circuit decertified all 26 state subclasses and remanded to the district court for further proceedings. In the three months ended September 30, 2026, we reached an agreement to settle these matters on terms consistent with our accrual, which was insignificant.

Beyond the class action litigations disclosed, we have several other class action litigations pending at any given time. Historically, relatively few classes have been certified in these types of cases. Therefore, we will generally only disclose specific class actions if a class is certified and we believe there is a reasonably possible material exposure to the Company.

Takata Matters In November 2020, the National Highway Traffic Safety Administration (NHTSA) directed that we replace the Takata airbag inflators in our GMT900 vehicles, which are full-size pickup trucks and sport utility vehicles (SUVs), and we decided not to contest NHTSA's decision. While we have already begun the process of executing the recall, given the number of vehicles in this population, the recall will take several years to be completed. Accordingly, in the year ended December 31, 2020, we recorded a warranty accrual of $1.1 billion for the expected costs of complying with the recall remedy. At September 30, 2026, our remaining accrual for these matters was $0.3 billion, and we believe the currently accrued amount remains reasonable.

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

Privacy and Consumer Protection Matters There are putative class actions pending against GM in federal courts in the U.S. alleging violations of state and federal privacy and consumer protection laws related to the collection and use of certain consumer data obtained through our former OnStar Smart Driver product. In June 2024, those class actions were consolidated into a multi-district litigation proceeding in the Northern District of Georgia. In addition, several states have filed enforcement lawsuits against us, and other state attorneys general have opened investigations or made inquiries of us relating to these alleged consumer protection and privacy issues. During the six months ended June 30, 2026, the Company reached final settlements and entered into agreed consent orders with the Federal Trade Commission and regulators in the state of California. The Company is defending litigation filed against us and fully cooperating with other agencies and attorneys general that are conducting investigations. As of September 30, 2026, we had accrued $0.5 billion in connection with these investigations and litigations. At this stage, we are not able to estimate any reasonably possible or probable material loss or range of loss that may result from these actions beyond this accrual.

EV Supply Arbitrations We are a party to two arbitrations relating to long-term EV supply agreements. In June 2026, we filed an arbitration against a battery material joint venture partner seeking termination of a supply agreement and to clarify various other contractual rights and obligations. Separately, in July 2026, a supplier of a component for EV traction motors initiated an arbitration against us seeking damages after we terminated a strategic sourcing agreement. At this time, we are unable to estimate any reasonably possible material loss or range of loss for these matters.

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

Guarantees We enter into indemnification agreements for liability claims involving products manufactured primarily by certain joint ventures. These guarantees terminate in years ranging from 2026 to 2035, or upon the occurrence of specific events, or are ongoing. We believe that the related potential costs incurred are adequately covered by our recorded accruals,

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
which are insignificant. The maximum future undiscounted payments mainly based on royalties received associated with vehicles sold to date were $4.1 billion and $3.5 billion for these guarantees at September 30, 2026 and December 31, 2025, the majority of which relates to the indemnification agreements.

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

Supplier Finance Programs Third-party finance providers offer certain suppliers the option for payment in advance of their invoice due date through financing programs that we established. We retain our obligation to the participating suppliers, and we make payments directly to the third-party finance providers on the original invoice due date pursuant to the original invoice terms. There are no assets pledged as security or other forms of guarantees provided for committed payments. Our outstanding eligible balances under our supplier finance programs were $1.2 billion and $1.1 billion at September 30, 2026 and December 31, 2025, which are recorded in Accounts payable (principally trade).

Indirect Tax-Related Matters Tax matters not subject to the provision of Accounting Standards Codification 740, "Income Taxes" that pertain to value added taxes, customs, duties, sales tax, property taxes, and other non-income tax exposures are evaluated globally. For indirect tax-related matters, we estimate our reasonably possible loss in excess of amounts accrued to be up to $1.0 billion at September 30, 2026. Certain indirect tax-related administrative proceedings may require that we deposit funds in escrow or provide an alternative form of security. We are not able to estimate the timing or amount of potential deposits and currently believe any required amounts will not be material.

Emissions-Related Uncertainties We are subject to state and federal governmental regulations, as well as regulations from governments outside of the U.S., relating to fuel economy standards and emissions. There are several methods to comply with these regulations that we have utilized and may continue to utilize, including, but not limited to, increasing production and sales of certain vehicles; curtailing production of certain vehicles; making certain technology changes; purchasing credits from third parties; and/or paying civil penalties. The U.S. Government has taken actions to reduce the stringency and/or scope of these regulations. During the year ended December 31, 2025, the civil penalties for noncompliance with corporate average fuel economy (CAFE) standards were set to zero for all non-finalized model years, and NHTSA recently finalized standards for the 2022-2031 model years that reduce stringency from the prior standards. In 2026, the Environmental Protection Agency (EPA) finalized a rule repealing its "endangerment finding" thereby removing greenhouse gas (GHG) regulations for light-, medium-, and heavy-duty on-highway vehicles on a retrospective and prospective basis. Litigation over the EPA's endangerment repeal and NHTSA's final action to alter U.S. CAFE regulations has commenced. The CAFE litigation could result in the revised rules being vacated until the conclusion of the legal proceedings, which is unlikely to occur in the near term.

Under current regulations, shortfalls to certain emissions standards could result in legal or regulatory proceedings against us, the recall or decertification of one or more of our products, negotiated remedial actions, fines and penalties, and/or restricted product offerings. Based on our current and forecasted sales mix, we expect to continue to have shortfalls in complying with current U.S. regulations. We recorded compliance-related costs of an insignificant amount and $0.3 billion in the three months ended September 30, 2026 and 2025 and $0.7 billion in the nine months ended September 30, 2026 and 2025 in Automotive and other cost of sales. In the nine months ended September 30, 2026, our compliance-related costs reflect a net charge of $0.5 billion associated with compliance-related assets due to the repeal of the EPA's endangerment finding in April 2026. Additional compliance costs, under current regulations, including potential fines and penalties, are not reasonably estimable. At September 30, 2026, the carrying amount of our compliance-related assets was $0.7 billion.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 14. Income Taxes

In the three and nine months ended September 30, 2026, Income tax expense of $565 million and $1.4 billion was primarily due to tax expense attributable to entities included in our effective tax rate calculation, partially offset by a $208 million tax benefit attributable to deferred tax assets that were considered realizable as a result of a change to a subsidiary's legal entity tax classification.

In the three and nine months ended September 30, 2025, Income tax expense of $127 million and $1.3 billion was primarily due to tax expense attributable to entities included in our effective tax rate calculation.

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

The following table summarizes the reserves and charges related to restructuring and other initiatives, including postemployment benefit reserves and charges:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance at beginning of period	$2,234	$854	$3,948	$1,243
Additions, interest accretion, and other	269	366	2,493	868
Reductions and payments(a)	(763)	(379)	(4,702)	(1,274)
Revisions to estimates and effect of foreign currency	(1)	(1)	(1)	4
Balance at end of period	$1,739	$841	$1,739	$841
__________
(a)Includes amounts that have been reclassified to accounts payable that are being processed for payment.

During the year ended December 31, 2025, we recorded charges of $7.9 billion in GMNA related to our EV strategic realignment. These charges included non-cash impairment and other charges of $3.2 billion and cash related charges of $4.7 billion, primarily consisting of supplier commercial settlements, contract cancellation fees, battery cell JV settlements, and other charges that will have a cash impact when paid. The non-cash impairment charges include the cost of writing down EV-related tooling and equipment to its nominal salvage value. We incurred cash outflows of $400 million related to these charges in the year ended December 31, 2025. In the three months ended September 30, 2026, we recorded an insignificant amount of additional net charges. For the nine months ended September 30, 2026, net charges were $3.6 billion, primarily related to $2.5 billion for ongoing commercial negotiations with our supply base and joint venture partners, $1.3 billion of losses on supply agreements, and $493 million associated with compliance-related assets, net of $660 million of recoveries under a cost sharing arrangement. Of these charges, $2.7 billion will have a cash impact when paid. The charges associated with losses on supply agreements and compliance-related assets are not included in the table above. We incurred cash outflows of $4.2 billion related to these charges in the nine months ended September 30, 2026. We expect to recognize additional charges in the year ending December 31, 2026, and while circumstances may change in the future, we believe we have substantially completed the recognition of material cash charges related to our EV strategic realignment.

Note 16. Stockholders' Equity and Noncontrolling Interests

We have 2.0 billion shares of preferred stock and 5.0 billion shares of common stock authorized for issuance. We had no shares of preferred stock issued and outstanding at September 30, 2026 and December 31, 2025. We had 849 million and 904 million shares of common stock issued and outstanding at September 30, 2026 and December 31, 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Common Stock Holders of our common stock are entitled to dividends at the sole discretion of our Board of Directors. Our dividends declared per common share were $0.18 and $0.54 for the three and nine months ended September 30, 2026 and $0.15 and $0.42 for the three and nine months ended September 30, 2025. Our total dividends paid on common stock were $156 million and $480 million for the three and nine months ended September 30, 2026 and $141 million and $401 million for the three and nine months ended September 30, 2025.

In February 2025, we executed an accelerated share repurchase (ASR) program to repurchase an aggregate amount of $2.0 billion of our outstanding common stock. In the nine months ended September 30, 2025, we received and retired 43 million shares to complete the program.

In January 2026, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion, which we fully utilized in October 2026. Our Board of Directors authorized, in October 2026, $20.0 billion of additional repurchases under our existing share repurchase program, with no expiration date.

In the nine months ended September 30, 2026 and 2025, in addition to the shares repurchased under the ASR program, we repurchased 65 million and 27 million outstanding shares of our common stock for $5.3 billion and $1.5 billion.

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
The following table summarizes the significant components of Accumulated other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Foreign Currency Translation Adjustments
Balance at beginning of period	$(3,208)	$(3,133)	$(3,277)	$(3,630)
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(b)(c)	147	(63)	216	435
Balance at end of period	$(3,061)	$(3,195)	$(3,061)	$(3,195)

Defined Benefit Plans
Balance at beginning of period	$(7,220)	$(7,848)	$(7,330)	$(7,669)
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment, net of tax(a)(c)	6	28	62	(197)
Reclassification adjustment, net of tax(c)	22	23	75	69
Other comprehensive income (loss) and noncontrolling interests, net of reclassification adjustment and tax(a)(c)	28	50	138	(129)
Balance at end of period(d)	$(7,192)	$(7,798)	$(7,192)	$(7,798)

Unrealized Gain (Loss) on Cash Flow Hedges
Balance at beginning of period	$256	$30	$226	$86
Other comprehensive income (loss) and noncontrolling interests before reclassification adjustment, net of tax(a)(c)	29	120	69	799
Reclassification adjustment, net of tax(c)	(134)	18	(143)	(717)
Other comprehensive income (loss), net of tax(a)(c)	(104)	139	(74)	83
Balance at end of period	$152	$169	$152	$169
__________
(a)The noncontrolling interests were insignificant in the three and nine months ended September 30, 2026 and 2025.
(b)The reclassification adjustment was insignificant in the three and nine months ended September 30, 2026 and 2025.
(c)The income tax effect was insignificant in the three and nine months ended September 30, 2026 and 2025.
(d)Primarily consists of unamortized actuarial loss on our defined benefit plans. Refer to Note 2. Significant Accounting Policies of our 2025 Form 10-K for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)
Note 17. Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic earnings per share
Net income (loss) attributable to stockholders	$3,335	$1,327	$7,267	$6,007
Adjustments(a)	(31)	(30)	(62)	503
Net income (loss) attributable to common stockholders	$3,305	$1,297	$7,206	$6,510

Weighted-average common shares outstanding	872	944	893	965

Basic earnings per common share	$3.79	$1.37	$8.07	$6.75
Diluted earnings per share
Net income (loss) attributable to common stockholders – diluted	$3,305	$1,297	$7,206	$6,510

Weighted-average common shares outstanding – basic	872	944	893	965
Dilutive effect of awards under stock incentive plans	15	20	15	15
Weighted-average common shares outstanding – diluted	887	964	908	980

Diluted earnings per common share	$3.73	$1.35	$7.94	$6.64
Potentially dilutive securities(b)	—	—	—	—
__________
(a)Includes a $593 million return from the preferred shareholders related to the redemption of Cruise preferred shares from noncontrolling interest holders in the nine months ended September 30, 2025.
(b)Potentially dilutive securities attributable to Restricted Stock Units (RSUs) and Performance Stock Units (PSUs) at September 30, 2026 and outstanding stock options, PSUs, and RSUs at September 30, 2025 were excluded from the computation of diluted earnings per share (EPS) because the securities would have had an antidilutive effect.

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

The following tables summarize key financial information by segment:

	At and For the Three Months Ended September 30, 2026
	GMNA	GMI	GM Financial	Total Reportable Segments
Net sales and revenue	$41,419	$4,085	$4,312	$49,816
Segment expenses and other items(a)	(37,827)	(4,057)	(3,643)
Earnings (loss) before interest and taxes-adjusted	$3,592	$28	$668	$4,289
Adjustments(b)	(238)	—	—	(238)
Corporate				(183)
Eliminations				—
Automotive interest income				195
Automotive interest expense				(162)
Net income (loss) attributable to noncontrolling interests				42
Income (loss) before income taxes				$3,943

	GMNA	GMI	GM Financial	Total Reportable Segments	Corporate	Eliminations	Total
Net sales and revenue	$41,419	$4,085	$4,312	$49,816	$201	$(3)	$50,015
Equity in net assets of nonconsolidated affiliates	$2,927	$1,035	$992	$4,954	$425	$—	$5,379
Goodwill and intangibles	$2,299	$627	$1,350	$4,276	$—	$—	$4,276
Total assets	$174,746	$20,001	$139,296	$334,043	$23,537	$(68,398)	$289,183
Expenditures for property	$2,235	$98	$13	$2,345	$1	$—	$2,346
Depreciation and amortization	$1,564	$121	$1,244	$2,929	$6	$—	$2,935
Impairment charges	$(79)	$19	$—	$(60)	$—	$—	$(60)
Equity income (loss)(c)	$229	$30	$8	$267	$(39)	$—	$228
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
(b)Consists of charges for EV strategic realignment in GMNA.
(c)Equity income (loss) in GMNA includes gains from the sale of an equity investment. Equity income (loss) related to Ultium Cells Holdings LLC is presented in Automotive and other cost of sales as this entity has historically been integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

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
(b)Consists of charges for EV strategic realignment, legal matters, and restructuring and other strategic actions in GMNA.
(c)Equity income (loss) related to Ultium Cells Holdings LLC is presented in Automotive and other cost of sales as this entity has historically been integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —— (Continued)

	For the Nine Months Ended September 30, 2026
	GMNA	GMI	GM Financial	Total Reportable Segments
Net sales and revenue	$117,732	$10,635	$12,855	$141,222
Segment expenses and other items(a)	(107,032)	(10,293)	(10,893)
Earnings (loss) before interest and taxes-adjusted	$10,699	$342	$1,962	$13,003
Adjustments(b)	(3,771)	78	—	(3,693)
Corporate				(700)
Eliminations				—
Automotive interest income				551
Automotive interest expense				(472)
Net income (loss) attributable to noncontrolling interests				168
Income (loss) before income taxes				$8,858

	GMNA	GMI	GM Financial	Total Reportable Segments	Corporate	Eliminations	Total
Net sales and revenue	$117,732	$10,635	$12,855	$141,222	$450	$(7)	$141,665
Expenditures for property	$5,495	$211	$42	$5,748	$52	$—	$5,800
Depreciation and amortization	$4,754	$362	$3,909	$9,025	$17	$—	$9,042
Impairment charges	$(53)	$19	$—	$(34)	$—	$—	$(34)
Equity income (loss)(c)	$(18)	$273	$35	$290	$(121)	$—	$169
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
(c)Equity income (loss) in GMNA includes impacts of impairment charges for EV strategic realignment and gains from the sale of an equity investment and Equity income (loss) associated with our Automotive China JVs includes impacts of our portion of restructuring charges. Equity income (loss) related to Ultium Cells Holdings LLC is presented in Automotive and other cost of sales as this entity has historically been integral to the operations of our business by providing battery cells for our EVs. Refer to Note 7 for additional information.

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
(b)Consists of charges for EV strategic realignment and legal matters in GMNA and restructuring and other strategic actions in GMNA and GMI.
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

In 2025, the U.S. and other governments implemented new tariffs relevant to GM and its suppliers, including tariffs on vehicles and parts imported into the U.S. The tariff environment remains highly dynamic, and the specific tariffs applicable to goods imported by GM and its suppliers continue to evolve, including with respect to imports under the U.S.-Mexico-Canada Agreement and other trade agreements. We have acted with urgency and discipline to maintain strong positioning within the industry. On February 20, 2026, the U.S. Supreme Court concluded that the International Emergency Economic Powers Act (IEEPA) did not authorize the imposition of tariffs. In the nine months ended September 30, 2026, we recorded net favorable adjustments of $0.7 billion primarily due to previously charged IEEPA tariffs that are refundable. Based on the current tariff environment, we estimate that impacts to EBIT-adjusted could range from $2.5 billion to $3.5 billion for the year ending December 31, 2026 and may be subject to change if new tariffs or changes to existing tariffs arise. Refer to Part I, Item 1A. Risk Factors in our 2025 Form 10-K for a full discussion of the risks associated with the global tariff environment.

During the year ended December 31, 2025, we recorded charges of $7.9 billion in GMNA related to our EV strategic realignment. In the three months ended September 30, 2026, we recorded an insignificant amount of additional net charges. For the nine months ended September 30, 2026, net charges were $3.6 billion, primarily related to $2.5 billion for ongoing commercial negotiations with our supply base and joint venture partners, $1.3 billion of losses on supply agreements, and $0.5 billion associated with compliance-related assets, net of $0.7 billion of recoveries under a cost sharing arrangement. Of these charges, $2.7 billion will have a cash impact when paid. We incurred cash outflows of $4.2 billion related to these charges in the nine months ended September 30, 2026. We expect additional charges in the year ending December 31, 2026, and while circumstances may change in the future, we believe we have substantially completed the recognition of material cash charges related to our EV strategic realignment. The charge associated with our compliance-related assets in April 2026 was due to the repeal of the EPA's endangerment finding. At September 30, 2026, the carrying amount of our compliance-related assets was $0.7 billion. Refer to the "Non-GAAP Measures" section of this MD&A for additional information. Our strategic realignment of EV capacity does not impact today's retail portfolio of Chevrolet, GMC, and Cadillac EVs currently in production, and we expect these models to remain available to consumers.

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

For the year ending December 31, 2026, we expect Net income attributable to stockholders of between $8.9 billion and $9.5 billion, EBIT-adjusted of between $14.5 billion and $15.5 billion, EPS-diluted of between $9.72 and $10.72, and EPS-diluted-adjusted of between $12.75 and $13.75. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

The following table reconciles expected Net income attributable to stockholders to expected EBIT-adjusted (dollars in billions):

Year Ending December 31, 2026
Net income attributable to stockholders	$ 8.9-9.5
Income tax expense	2.0-2.4
Automotive interest income, net	(0.1)
Adjustments(a)	3.7
EBIT-adjusted	$ 14.5-15.5
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

The following table reconciles expected EPS-diluted to expected EPS-diluted-adjusted:

Year Ending December 31, 2026
Diluted earnings per common share	$ 9.72-10.72
Adjustments(a)	3.03
EPS-diluted-adjusted	$ 12.75-13.75
__________
(a)Refer to the reconciliation of diluted earnings per common share to EPS-diluted-adjusted within this MD&A for adjustment details. These expected financial results do not include the potential impact of future adjustments related to special items.

GMNA Industry sales in North America were 15.3 million units in the nine months ended September 30, 2026, representing a decrease of 1.7% compared to the corresponding period in 2025. U.S. industry sales were 12.3 million units in the nine months ended September 30, 2026, representing a decrease of 2.3% compared to the corresponding period in 2025.

Our total vehicle sales in the U.S., our largest market in North America, were 2.0 million units for a market share of 16.4% in the nine months ended September 30, 2026, representing a decrease of 0.7 percentage points compared to the corresponding period in 2025.

We achieved solid margins in the nine months ended September 30, 2026 driven by the strength of our product portfolio and ongoing cost discipline. However, the evolving tariff and policy landscape could continue to have a material impact on our profitability going forward. We remain focused on improving our EV profitability while maintaining our focus on cost. In addition, our outlook is dependent on continued supply chain availability, the resiliency of the U.S. economy, and overall economic conditions, including the imposition of tariffs, less available offsets and deductions, or other trade restrictions by the U.S. or its trading partners. Looking ahead, our top priority is earning 8.0-10.0% annualized EBIT-adjusted margins in GMNA on a sustained basis.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GMI Industry sales in China were 15.8 million units in the nine months ended September 30, 2026, representing a decrease of 18.2% compared to the corresponding period in 2025. Our total vehicle sales in China were 1.1 million units for a market share of 6.7% in the nine months ended September 30, 2026, representing a decrease of 0.3 percentage points compared to the corresponding period in 2025. Our Automotive China JVs generated equity income of $0.3 billion in the nine months ended September 30, 2026, which includes income of $0.1 billion related to the previously announced restructuring of SAIC General Motors Corp., Ltd (SGM). We continue to focus on enhancing the competitiveness of our products in the Chinese market and executing restructuring plans. Additional restructuring charges may be incurred going forward. In the three months ended September 30, 2026, we entered into a joint venture agreement extending the term of SGM, subject to certain conditions, through May 15, 2047, with no change to GM's ownership interest or equity-method accounting, resulting in an insignificant financial impact.

Outside of China, industry sales were 21.2 million units in the nine months ended September 30, 2026, representing an increase of 4.8% compared to the corresponding period in 2025. Our total vehicle sales outside of China were 0.7 million units for a market share of 3.1% in the nine months ended September 30, 2026, representing a decrease of 0.1 percentage points compared to the corresponding period in 2025.

Vehicle Sales The principal factors that determine consumer vehicle preferences in the markets in which we operate include overall vehicle design, price, quality, available options, safety, reliability, fuel economy or range, and functionality. Market leadership in individual countries in which we compete varies widely.

We present both wholesale and total vehicle sales data to assist in the analysis of our revenue and market share. Wholesale vehicle sales data consists of sales to GM's dealers and distributors as well as sales to the U.S. Government, and excludes vehicles sold by our joint ventures. Wholesale vehicle sales data correlates to our revenue recognized from the sale of vehicles, which is the largest component of Automotive net sales and revenue. In the nine months ended September 30, 2026, 27.6% of our wholesale vehicle sales volume was generated outside the U.S. The following table summarizes wholesale vehicle sales by our Automotive operations (vehicles in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
GMNA	870	84.6%	840	86.0%	2,511	86.1%	2,516	87.9%
GMI	159	15.4%	137	14.0%	407	13.9%	346	12.1%
Total	1,028	100.0%	977	100.0%	2,917	100.0%	2,862	100.0%

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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table summarizes industry and GM total vehicle sales and our related competitive position by geographic region (vehicles in thousands):

	Three Months Ended						Nine Months Ended
	September 30, 2026			September 30, 2025			September 30, 2026			September 30, 2025
	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share	Industry	GM	Market Share
North America
United States	4,174	671	16.1%	4,229	710	16.8%	12,277	2,012	16.4%	12,567	2,150	17.1%
Other	1,045	126	12.1%	1,015	127	12.5%	3,032	376	12.4%	3,007	384	12.8%
Total North America	5,219	797	15.3%	5,244	837	16.0%	15,309	2,388	15.6%	15,574	2,534	16.3%
Asia/Pacific, Middle East, and Africa
China(a)	5,403	358	6.6%	6,934	469	6.8%	15,816	1,065	6.7%	19,333	1,359	7.0%
Other	5,778	115	2.0%	5,718	149	2.6%	17,501	329	1.9%	17,010	369	2.2%
Total Asia/Pacific, Middle East, and Africa	11,181	474	4.2%	12,652	618	4.9%	33,317	1,394	4.2%	36,342	1,729	4.8%
South America
Brazil	836	84	10.1%	711	72	10.1%	2,255	225	10.0%	1,910	192	10.1%
Other	485	35	7.1%	456	35	7.7%	1,408	103	7.3%	1,268	95	7.5%
Total South America	1,321	119	9.0%	1,168	107	9.2%	3,663	328	9.0%	3,177	287	9.0%
Total in GM markets	17,721	1,390	7.8%	19,064	1,562	8.2%	52,288	4,111	7.9%	55,093	4,549	8.3%
Total Europe	4,007	1	—%	4,002	1	—%	13,020	1	—%	12,611	2	—%
Total Worldwide(b)	21,729	1,390	6.4%	23,066	1,563	6.8%	65,309	4,112	6.3%	67,704	4,551	6.7%
United States
Cars	667	12	1.7%	649	12	1.8%	1,991	36	1.8%	2,076	44	2.1%
Trucks	1,159	359	31.0%	1,142	369	32.3%	3,343	1,061	31.7%	3,414	1,115	32.6%
Crossovers	2,348	300	12.8%	2,437	330	13.5%	6,943	915	13.2%	7,076	992	14.0%
Total United States	4,174	671	16.1%	4,229	710	16.8%	12,277	2,012	16.4%	12,567	2,150	17.1%
China(a)
SGMS		90			130			300			381
SGMW		269			339			765			978
Total	5,403	358	6.6%	6,934	469	6.8%	15,816	1,065	6.7%	19,333	1,359	7.0%
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

As discussed above, total vehicle sales and market share data provided in the table above includes fleet vehicles. Certain fleet transactions, particularly sales to daily rental car companies, are generally less profitable than retail sales to end customers. The following table summarizes estimated fleet sales and those sales as a percentage of total vehicle sales (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
GMNA	160	148	551	498
GMI	107	113	302	277
Total fleet sales	267	261	853	775

Fleet sales as a percentage of total vehicle sales	19.2%	16.7%	20.7%	17.0%

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM Financial We believe that offering a comprehensive suite of financing products will generate incremental sales of our vehicles, drive incremental GM Financial earnings, and help support our sales throughout various economic cycles. GM Financial's penetration of our retail sales in the U.S. was 35% in the nine months ended September 30, 2026 and 34% in the corresponding period in 2025. Penetration levels vary depending on incentive financing programs available and competing third-party financing products in the market. GM Financial's prime loan originations as a percentage of total loan originations in North America were 76% in the nine months ended September 30, 2026 and 80% in the corresponding period in 2025. In the nine months ended September 30, 2026, GM Financial's revenue consisted of leased vehicle income of 46%, retail finance charge income of 41%, and commercial finance charge income of 6%.

GM Financial's leasing program is exposed to residual values, which are heavily dependent on used vehicle prices. The following table summarizes the estimated residual value based on GM Financial's most recent estimates and the number of units included in GM Financial Equipment on operating leases, net by vehicle type (units in thousands):

	September 30, 2026			December 31, 2025
	Residual Value	Units	Percentage	Residual Value	Units	Percentage
Crossovers	$12,380	570	62.6%	$13,145	617	64.8%
Trucks	9,122	268	29.4%	8,702	254	26.6%
SUVs	2,435	50	5.5%	2,619	56	5.9%
Cars	462	23	2.5%	515	26	2.7%
Total	$24,399	910	100.0%	$24,981	952	100.0%
At September 30, 2026 and December 31, 2025, residual values of leased EVs represented 23.5% and 21.1% of total residual values.

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

Total Net Sales and Revenue

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2026	September 30, 2025			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$41,419	$40,551	$868	2.1%	$1.3	$(0.3)	$(0.2)	$—
GMI	4,085	3,645	440	12.1%	$0.5	$(0.2)	$—	$0.1
Corporate	201	60	141	n.m.		$—		$0.1
Automotive	45,706	44,256	1,450	3.3%	$1.8	$(0.5)	$(0.2)	$0.3
GM Financial	4,312	4,337	(25)	(0.6)%				$—
Eliminations/reclassifications	(3)	(2)	(1)	n.m.		$—		$—
Total net sales and revenue	$50,015	$48,591	$1,424	2.9%	$1.8	$(0.5)	$(0.2)	$0.3
__________
n.m. = not meaningful

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2026	September 30, 2025			Volume	Mix	Price	Other
					(Dollars in billions)
GMNA	$117,732	$117,424	$307	0.3%	$(0.1)	$(0.9)	$0.4	$0.9
GMI	10,635	9,398	1,237	13.2%	$1.3	$(0.6)	$0.2	$0.3
Corporate	450	163	288	n.m.		$—		$0.3
Automotive	128,817	126,985	1,832	1.4%	$1.2	$(1.5)	$0.6	$1.5
Cruise	—	1	(1)	n.m.				$—
GM Financial	12,855	12,756	99	0.8%				$0.1
Eliminations/reclassifications	(7)	(9)	2	n.m.		$—		$—
Total net sales and revenue	$141,665	$139,732	$1,933	1.4%	$1.2	$(1.5)	$0.6	$1.6
__________
n.m. = not meaningful

Refer to the regional sections of this MD&A for additional information on Volume, Mix, Price, and Other.

Automotive and Other Cost of Sales

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2026	September 30, 2025			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$36,830	$38,575	$1,745	4.5%	$(1.0)	$0.4	$2.4	$(0.1)
GMI	3,790	3,309	(480)	(14.5)%	$(0.4)	$0.2	$(0.3)	$—
Corporate	119	53	(66)	n.m.		$—	$(0.1)	$—
Eliminations	—	(1)	(1)	n.m.		$—	$—
Total automotive and other cost of sales	$40,739	$41,936	$1,198	2.9%	$(1.3)	$0.6	$2.1	$(0.1)
__________
n.m. = not meaningful

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2026	September 30, 2025			Volume	Mix	Cost	Other
					(Dollars in billions)
GMNA	$106,300	$107,200	$899	0.8%	$0.1	$1.3	$—	$(0.5)
GMI	9,820	8,875	(945)	(10.6)%	$(1.1)	$0.4	$(0.1)	$(0.2)
Corporate	342	181	(162)	(89.5)%		$—	$(0.2)	$—
Cruise	—	163	163	n.m.			$0.2
Eliminations	—	(2)	(3)	n.m.		$—	$—
Total automotive and other cost of sales	$116,462	$116,416	$(46)	—%	$(1.0)	$1.8	$(0.2)	$(0.6)
__________
n.m. = not meaningful

In the three months ended September 30, 2026, decreased Cost was primarily due to: (1) the reduction of charges related to the EV strategic realignment of $1.5 billion; (2) decreased warranty-related costs of $0.9 billion; (3) decreased net realizable value inventory adjustments, primarily EV-related, of $0.5 billion; and (4) the absence of charges related to the former OnStar Smart Driver program of $0.3 billion; partially offset by (5) decreased Ultium Cells Holdings LLC equity earnings of $0.2 billion; (6) increased manufacturing costs of $0.2 billion; (7) increased engineering costs of $0.2 billion; and (8) increased costs of $0.4 billion due to other individually insignificant items.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

In the nine months ended September 30, 2026, increased Cost was primarily due to: (1) charges of $1.5 billion due to the EV strategic realignment; (2) decreased Ultium Cells Holdings LLC equity earnings of $1.0 billion; (3) increased material and freight costs of $0.5 billion, including $0.5 billion net favorable tariffs; (4) increased other employee related costs of $0.3 billion; (5) increased engineering costs of $0.3 billion; (6) increased parts and accessories costs of $0.3 billion; and (7) increased manufacturing costs of $0.2 billion; partially offset by (8) decreased warranty-related costs of $1.7 billion; (9) decreased net realizable value inventory adjustments, primarily EV-related, of $1.3 billion; (10) decreased emissions costs of $0.5 billion; and (11) the absence of charges related to the former OnStar Smart Driver program of $0.3 billion. In the nine months ended September 30, 2026, unfavorable Other was primarily due to net foreign currency changes in the Mexican peso.

Refer to the regional sections of this MD&A for additional information on Volume and Mix.

Automotive and Other Selling, General, and Administrative Expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2026	September 30, 2025		%	September 30, 2026	September 30, 2025		%
Automotive and other selling, general, and administrative expense	$2,027	$2,037	$10	0.5%	$6,293	$6,161	$(132)	(2.1)%

Interest Income and Other Non-operating Income, net

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2026	September 30, 2025		%	September 30, 2026	September 30, 2025		%
Interest income and other non-operating income, net	$274	$475	$(202)	(42.4)%	$803	$1,151	$(348)	(30.2)%

In the three months ended September 30, 2026, Interest income and other non-operating income, net decreased primarily due to $0.2 billion in losses related to revaluation of investments.

In the nine months ended September 30, 2026, Interest income and other non-operating income, net decreased primarily due to: (1) $0.2 billion in losses related to revaluation of investments; and (2) $0.1 billion decrease in interest income.

Income Tax Expense

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30, 2026	September 30, 2025		%	September 30, 2026	September 30, 2025		%
Income tax expense	$565	$127	$(439)	n.m.	$1,422	$1,326	$(96)	(7.2)%
__________
n.m. = not meaningful

In the three and nine months ended September 30, 2026, Income tax expense increased primarily due to higher pre-tax income.

For the three and nine months ended September 30, 2026, our effective tax rate was 14.3% and 16.1% and our effective tax rate-adjusted (ETR-adjusted) was 19.9% and 18.9%. We expect our ETR-adjusted to be between 20% and 21% for the year ending December 31, 2026. Refer to the "Non-GAAP Measures" section of this MD&A for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM North America

	Three Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2026	September 30, 2025			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$41,419	$40,551	$868	2.1%	$1.3	$(0.3)	$(0.2)		$—
EBIT-adjusted	$3,592	$2,506	$1,087	43.4%	$0.4	$0.2	$(0.2)	$0.6	$0.1
EBIT-adjusted margin	8.7%	6.2%	2.5%
	(Vehicles in thousands)
Wholesale vehicle sales	870	840	30	3.5%

	Nine Months Ended		Favorable/ (Unfavorable)	%	Variance Due To
	September 30, 2026	September 30, 2025			Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$117,732	$117,424	$307	0.3%	$(0.1)	$(0.9)	$0.4		$0.9
EBIT-adjusted	$10,699	$8,207	$2,492	30.4%	$—	$0.6	$0.4	$1.3	$0.2
EBIT-adjusted margin	9.1%	7.0%	2.1%
	(Vehicles in thousands)
Wholesale vehicle sales	2,511	2,516	(5)	(0.2)%

GMNA Total Net Sales and Revenue In the three months ended September 30, 2026, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes due to increased sales of full-size pickup trucks and crossover vehicles, partially offset by decreased sales of mid-size pickup trucks and vans; partially offset by (2) unfavorable Mix associated with increased sales of crossover vehicles, partially offset by increased sales of full-size pickup trucks and decreased sales of mid-size pickup trucks and vans; and (3) unfavorable Price due to timing of model year introductions.

In the nine months ended September 30, 2026, Total net sales and revenue increased primarily due to: (1) favorable Other due to net foreign currency changes and increased revenue of software-enabled services and subscriptions; and (2) favorable Price as a result of lean dealer inventory levels due to strong demand for our products; partially offset by (3) unfavorable Mix associated with decreased sales of crossover vehicles and full-size SUVs; and (4) decreased net wholesale volumes due to decreased sales of mid-size pickup trucks and vans, crossover vehicles, and full-size SUVs, partially offset by increased sales of full-size pickup trucks and cars.

GMNA EBIT-Adjusted In the three months ended September 30, 2026, EBIT-adjusted increased primarily due to: (1) favorable Cost primarily due to decreased warranty-related costs of $0.9 billion and decreased net realizable value inventory adjustments, primarily EV-related, of $0.4 billion, partially offset by decreased Ultium Cells Holdings LLC equity earnings of $0.2 billion, increased engineering costs of $0.2 billion, increased employee-related costs of $0.1 billion, and increased manufacturing costs of $0.1 billion; (2) increased net wholesale volumes; and (3) favorable Mix associated with increased sales of full-size pickup trucks, partially offset by increased sales of crossover vehicles; partially offset by (4) unfavorable Price.

In the nine months ended September 30, 2026, EBIT-adjusted increased primarily due to: (1) favorable Cost primarily due to decreased warranty-related costs of $1.7 billion, decreased net realizable value inventory adjustments, primarily EV-related, of $1.3 billion, and decreased emissions costs of $0.5 billion, partially offset by decreased Ultium Cells Holdings LLC equity earnings of $1.0 billion, increased engineering costs of $0.5 billion, increased employee-related costs of $0.3 billion, increased parts and accessories costs of $0.3 billion, and increased material and freight costs of $0.2 billion, including $0.5 billion net favorable tariffs; (2) favorable Mix associated with increased sales of full-size pickup trucks and decreased sales of crossover vehicles; (3) favorable Price; and (4) favorable Other due to investment gains.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

GM International

	Three Months Ended		Favorable/ (Unfavorable)		Variance Due To
	September 30, 2026	September 30, 2025		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$4,085	$3,645	$440	12.1%	$0.5	$(0.2)	$—		$0.1
EBIT-adjusted	$28	$226	$(198)	(87.7)%	$0.1	$—	$—	$(0.3)	$—
EBIT-adjusted margin	0.7%	6.2%	(5.5)%
Equity income (loss) — Automotive China	$32	$80	$(48)	(60.3)%
EBIT-adjusted — excluding Equity income (loss)	$(4)	$146	$(150)	n.m.
	(Vehicles in thousands)
Wholesale vehicle sales	159	137	22	16.0%
__________
n.m. = not meaningful

	Nine Months Ended		Favorable/ (Unfavorable)		Variance Due To
	September 30, 2026	September 30, 2025		%	Volume	Mix	Price	Cost	Other
					(Dollars in billions)
Total net sales and revenue	$10,635	$9,398	$1,237	13.2%	$1.3	$(0.6)	$0.2		$0.4
EBIT-adjusted	$342	$460	$(118)	(25.7)%	$0.3	$(0.2)	$0.2	$(0.4)	$0.1
EBIT-adjusted margin	3.2%	4.9%	(1.7)%
Equity income (loss) — Automotive China	$280	$197	$83	42.4%
EBIT-adjusted — excluding Equity income (loss)(a)	$140	$266	$(127)	(47.5)%
	(Vehicles in thousands)
Wholesale vehicle sales	407	346	61	17.6%
__________
(a)Excludes adjustments related to Automotive China JVs restructuring recorded in GMI.

The vehicle sales of our Automotive China JVs are not recorded in Total net sales and revenue. The results of our joint ventures are recorded in Equity income (loss), which is included in EBIT-adjusted above.

GMI Total Net Sales and Revenue In the three months ended September 30, 2026, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes in South America primarily due to increased sales of crossovers and passenger cars in Brazil; and (2) favorable Other primarily due to net foreign currency changes in the Brazilian real and Colombian peso, partially offset by changes in the Argentine peso; partially offset by (3) unfavorable Mix in Brazil and the Middle East.

In the nine months ended September 30, 2026, Total net sales and revenue increased primarily due to: (1) increased net wholesale volumes in South America primarily due to increased sales of crossovers and passenger cars in Brazil, partially offset by decreased volumes in the Middle East; (2) favorable Price across multiple vehicle lines in Argentina and the Middle East; and (3) favorable Other primarily due to net foreign currency changes in the Brazilian real and Colombian peso, partially offset by changes in the Argentine peso; partially offset by (4) unfavorable Mix in Brazil and the Middle East.

GMI EBIT-Adjusted In the three months ended September 30, 2026, EBIT-adjusted decreased primarily due to: (1) unfavorable Cost primarily due to increased material, logistics, and manufacturing costs; partially offset by (2) increased net wholesale volumes.

In the nine months ended September 30, 2026, EBIT-adjusted decreased primarily due to: (1) unfavorable Cost primarily due to increased material, logistics, and manufacturing costs; and (2) unfavorable Mix; partially offset by (3) increased net wholesale volumes; (4) favorable Price; and (5) favorable Other primarily due to net foreign currency changes in the Brazilian

GENERAL MOTORS COMPANY AND SUBSIDIARIES

real, Colombian peso, and the Australian dollar, partially offset by net foreign currency changes in the Argentine peso and losses related to the revaluation of investments.

The following table summarizes certain key operational and financial data for the Automotive China JVs (vehicles in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Wholesale vehicle sales, including vehicles exported to markets outside of China	446	519	1,311	1,494
Total net sales and revenue	$6,649	$6,121	$18,548	$17,270
Net income (loss)	$141	$144	$732	$341

GM Financial

	Three Months Ended		Increase/ (Decrease)	%	Nine Months Ended		Increase/ (Decrease)	%
	September 30, 2026	September 30, 2025			September 30, 2026	September 30, 2025
Total revenue	$4,312	$4,337	$(25)	(0.6)%	$12,855	$12,756	$99	0.8%
Provision for loan losses	$340	$244	$96	39.4%	$996	$926	$70	7.6%
EBT-adjusted	$668	$804	$(136)	(16.9)%	$1,962	$2,193	$(231)	(10.5)%
Average debt outstanding (dollars in billions)	$113.0	$117.6	$(4.6)	(3.9)%	$113.6	$116.9	$(3.3)	(2.8)%
Effective rate of interest paid	5.5%	5.6%	(0.1)%		5.5%	5.6%	(0.1)%

GM Financial Revenue In the three months ended September 30, 2026, total revenue decreased by an insignificant amount.

In the nine months ended September 30, 2026, total revenue increased primarily due to: (1) increased other income of $0.1 billion primarily due to growth in the insurance and vehicle protection businesses, partially offset by lower investment income resulting from a decrease in the average investment balance; and (2) increased leased vehicle income of $0.1 billion primarily due to an increase in the average balance of the leased vehicles portfolio; partially offset by (3) decreased finance charge income of $0.1 billion primarily due to a decrease in the average balance of the finance receivables portfolio.

GM Financial EBT-Adjusted In the three months ended September 30, 2026, EBT-adjusted decreased primarily due to: (1) increased operating expenses of $0.1 billion primarily due to growth in the insurance and vehicle protection businesses and related claims losses; (2) increased provision for loan losses of $0.1 billion primarily due to an increase in loan origination volume as well as the reversal of the allowance for loan losses on finance receivables reclassified to held-for-sale during the three months ended September 30, 2025; partially offset by (3) decreased interest expense of $0.1 billion primarily due to a decrease in the average debt outstanding and a lower effective rate of interest on GM Financial debt.

In the nine months ended September 30, 2026, EBT-adjusted decreased primarily due to: (1) increased operating expenses of $0.3 billion primarily due to growth in the insurance and vehicle protection businesses and related claims losses; (2) increased leased vehicle expenses of $0.3 billion primarily due to increased depreciation expense on EVs; (3) decreased finance charge income of $0.1 billion primarily due to a decrease in the average balance of the finance receivables portfolio; and (4) increased provision for loan losses of $0.1 billion primarily due to the reversal of the allowance for loan losses on finance receivables reclassified to held-for-sale during the nine months ended September 30, 2025 as well as credit mix of loan originations; partially offset by (5) decreased interest expense of $0.2 billion primarily due to a decrease in the average debt outstanding and a lower effective rate of interest on GM Financial debt; (6) increased other income of $0.1 billion primarily due to growth in the insurance and vehicle protection businesses, partially offset by lower investment income resulting from a decrease in the average investment balance; and (7) increased leased vehicle income of $0.1 billion primarily due to an increase in the average balance of the leased vehicles portfolio.

Liquidity and Capital Resources We believe our current levels of cash, cash equivalents, marketable debt securities, available borrowing capacity under our credit facilities, and other liquidity actions currently available to us are sufficient to

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

During the year ended December 31, 2025, we recorded charges of $7.9 billion in GMNA related to our EV strategic realignment. These charges included non-cash impairment and other charges of $3.2 billion and cash related charges of $4.7 billion that will have a cash impact when paid. We incurred cash outflows of $0.4 billion related to these charges in the year ended December 31, 2025. In the nine months ended September 30, 2026, we recorded additional net charges of $3.6 billion of which $2.7 billion will have a cash impact when paid. We incurred cash outflows of $4.2 billion related to these charges in the nine months ended September 30, 2026. We expect to recognize additional charges in the year ending December 31, 2026, and while circumstances may change in the future, we believe we have substantially completed the recognition of material cash charges related to our EV strategic realignment.

We have entered into offtake agreements and inventory banking arrangements that generally obligate us to purchase defined quantities of output and, if financed by the Inventory Banking Facility, repay the financed amounts. These arrangements could result in an adverse impact on our cash and excess inventory if our commitments exceed forecasted demand. We also continue to monitor and evaluate opportunities to strengthen our competitive position over the long term while maintaining a strong investment-grade balance sheet. These actions may include opportunistic payments to reduce our long-term obligations, and the possibility of acquisitions, dispositions, and investments with joint venture partners, as well as strategic alliances that we believe would generate significant advantages and substantially strengthen our business.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A, Part I, Item 1A. Risk Factors of our 2025 Form 10-K, and Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the three months ended March 31, 2026, some of which are outside of our control.

In January 2026, our Board of Directors increased the capacity under our existing share repurchase program by $6.0 billion to an aggregate of $6.3 billion, which we fully utilized in October 2026. In the nine months ended September 30, 2026, we repurchased 65 million outstanding shares of our common stock for $5.3 billion. In October 2026, our Board of Directors authorized $20.0 billion of additional repurchases under our existing share repurchase program, with no expiration date.

In the nine months ended September 30, 2026, we paid dividends of $0.5 billion to holders of our common stock. In January 2026, our Board of Directors approved an increase in the quarterly common stock dividend of $0.03 to $0.18 per share beginning with the quarterly dividend declared in January 2026.

Cash flows that occur amongst our Automotive, Cruise, and GM Financial operations are eliminated when we consolidate our cash flows. Such eliminations include, among other things, collections by Automotive on wholesale accounts receivables financed by dealers through GM Financial, payments between Automotive and GM Financial for accounts receivables transferred by Automotive to GM Financial, loans to Automotive and Cruise from GM Financial, dividends issued by GM Financial to Automotive, tax payments by GM Financial to Automotive, and Automotive cash expenditures related to Cruise. The presentation of Automotive liquidity and GM Financial liquidity presented below includes the impact of cash transactions amongst the sectors that are ultimately eliminated in consolidation. The Cruise restructuring activities were substantially complete as of December 31, 2025. Net cash used in operating activities by Cruise was $0.8 billion in the nine months ended September 30, 2025.

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

We use credit facilities as a mechanism to provide additional flexibility in managing our global liquidity. Our Automotive borrowing capacity under credit facilities totaled $14.4 billion at September 30, 2026 and December 31, 2025, which consisted primarily of two credit facilities. Total Automotive borrowing capacity under our credit facilities does not include our 364-day, $2.0 billion facility allocated for exclusive use of GM Financial or our $4.5 billion Inventory Banking Facility. We did not have any borrowings against our primary facilities, but had letters of credit outstanding under our sub-facility of $0.4 billion and $0.5 billion at September 30, 2026 and December 31, 2025.

If available capacity permits, GM Financial continues to have access to our automotive credit facilities. GM Financial did not have borrowings outstanding against any of these facilities at September 30, 2026 and December 31, 2025. We had intercompany loans from GM Financial of $0.4 billion at September 30, 2026 and December 31, 2025, which primarily consisted of commercial loans to dealers we consolidate. We did not have intercompany loans to GM Financial at September 30, 2026 and December 31, 2025.

Several of our loan facilities, including our credit facilities, require compliance with certain financial and operational covenants as well as regular reporting to lenders. We have reviewed our covenants in effect as of September 30, 2026 and determined we are in compliance and expect to remain in compliance in the future.

GM Financial's Board of Directors declared and paid dividends of $1.2 billion on its common stock in the nine months ended September 30, 2026. Future dividends from GM Financial will depend on several factors including business and economic conditions, its financial condition, earnings, liquidity requirements, and leverage ratio.

The following table summarizes our Automotive available liquidity (dollars in billions):

	September 30, 2026	December 31, 2025
Automotive cash and cash equivalents	$18.8	$15.1
Marketable debt securities	4.4	6.7
Automotive cash, cash equivalents, and marketable debt securities	23.1	21.7
Available under credit facilities(a)	14.0	13.9
Total Automotive available liquidity(b)	$37.1	$35.7
__________
(a)We had letters of credit outstanding under our sub-facility of $0.4 billion and $0.5 billion at September 30, 2026 and December 31, 2025.
(b)Excludes equity securities with a fair value of $0.5 billion and $0.7 billion at September 30, 2026 and December 31, 2025.

The following table summarizes the changes in our Automotive available liquidity (dollars in billions):

Nine Months Ended September 30, 2026
Operating cash flow	$13.7
Capital expenditures	(5.8)
Shares repurchased and dividends paid	(6.2)
Financing lease purchase option	(0.2)
Increase in available credit facilities	0.1
Other non-operating	(0.1)
Total change in Automotive available liquidity	$1.5

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Automotive Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025
Operating Activities
Net income	$6.0	$4.7	$1.3
Depreciation, amortization, and impairment charges	5.1	6.4	(1.3)
Pension and OPEB activities	(0.6)	(0.4)	(0.2)
Working capital	(0.4)	(2.2)	1.8
Accrued and other liabilities and income taxes	1.8	2.1	(0.3)
Other(a)	1.8	2.6	(0.8)
Net automotive cash provided by (used in) operating activities(b)	$13.7	$13.1	$0.5
__________
(a)Includes $1.2 billion and $1.1 billion in dividends received from GM Financial in the nine months ended September 30, 2026 and 2025; $1.1 billion in dividends received from our nonconsolidated affiliates in the nine months ended September 30, 2025; and changes in other assets and liabilities in the nine months ended September 30, 2026 and 2025.
(b)Includes $2.0 billion and $(1.7) billion in the nine months ended September 30, 2026 and 2025, which are eliminated within the condensed consolidated statements of cash flows. Amounts eliminated primarily relate to purchases of, and collections on, wholesale finance receivables provided by GM Financial to our dealers and dividends issued by GM Financial to us.

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025
Investing Activities
Capital expenditures	$(5.8)	$(6.1)	$0.3
Acquisitions and liquidations of marketable securities, net	2.3	0.6	1.7
Other(a)	0.2	(3.4)	3.6
Net automotive cash provided by (used in) investing activities(b)	$(3.2)	$(8.8)	$5.5
__________
(a)Includes $0.2 billion and $0.1 billion loan repayments from Ultium Cells LLC in the nine months ended September 30, 2026 and 2025; and $(1.8) billion term loan to Ultium Cells LLC, $(1.0) billion of funding to wind down Cruise robotaxi operations, and $(0.6) billion of GM's investment in nonconsolidated affiliates in the nine months ended September 30, 2025.
(b)Includes $(1.0) billion of funding to wind down Cruise robotaxi operations in the nine months ended September 30, 2025, which is eliminated within the condensed consolidated statements of cash flows.

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025
Financing Activities
Net proceeds (payments) from short-term debt	$(0.1)	$(1.8)	$1.7
Issuance of senior unsecured notes	—	2.0	(2.0)
Other(a)	(6.7)	(4.1)	(2.6)
Net automotive cash provided by (used in) financing activities	$(6.8)	$(3.9)	$(2.8)
__________
(a)Includes $(5.3) billion and $(1.5) billion for payments to purchase common stock in the nine months ended September 30, 2026 and 2025; $(0.5) billion and $(0.4) billion for dividends paid in the nine months ended September 30, 2026 and 2025; $(0.4) billion for dividends to noncontrolling interests in the nine months ended September 30, 2026; and $(2.0) billion in payments related to the ASR in the nine months ended September 30, 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

Adjusted Automotive Free Cash Flow We measure adjusted automotive free cash flow starting with automotive operating cash flow from operations. We subtract capital expenditures, add the imputed cash effects of third-party payments made on our behalf for inventory banking, and subtract the cash effects when the banked inventory is consumed. The result is then adjusted for management actions, which can include voluntary events such as discretionary contributions to employee benefit plans or nonrecurring specific events such as a closure of a facility that are considered special for EBIT-adjusted purposes. In the nine months ended September 30, 2026, net automotive cash provided by operating activities was $13.7 billion, capital expenditures were $5.8 billion, imputed inventory banking costs were insignificant, and adjustments for management actions were $4.2 billion. In the nine months ended September 30, 2025, net automotive cash provided by operating activities was $13.1 billion, capital expenditures were $6.1 billion, and adjustments for management actions were $0.8 billion.

Status of Credit Ratings We receive ratings from four independent credit rating agencies: DBRS Limited, Fitch Ratings, Moody's Investors Service, and Standard & Poor's. All four credit rating agencies currently rate our corporate credit at investment grade. As of October 14, 2026, all credit ratings remained unchanged since December 31, 2025.

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

The following table summarizes GM Financial's available liquidity (dollars in billions):

	September 30, 2026	December 31, 2025
Cash, cash equivalents, and marketable debt securities	$4.7	$5.9
Available capacity under secured credit facilities	19.1	25.9
Available under committed unsecured credit facilities	1.2	1.0
Available under revolving credit facility, exclusive to GM Financial	2.0	2.0
Total GM Financial available liquidity	$27.0	$34.8

GM Financial's available liquidity varies quarterly based on factors including near-term debt issuances and maturities, as well as changes in its earning assets. At September 30, 2026, GM Financial's available liquidity decreased from December 31, 2025, primarily due to increased utilization of its secured credit facilities and a decrease in cash and cash equivalents. GM Financial generally targets liquidity levels to support at least six months of GM Financial's expected net cash outflows, including new originations, without access to new debt financing transactions or other capital markets activity. At September 30, 2026, available liquidity exceeded GM Financial's liquidity targets.

GM Financial Cash Flow (dollars in billions)

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025
Net cash provided by (used in) operating activities	$4.9	$6.1	$(1.1)
Net cash provided by (used in) investing activities(a)	$(4.2)	$(1.6)	$(2.6)
Net cash provided by (used in) financing activities(b)	$(1.7)	$(1.7)	$—
__________
(a)Includes $(0.9) billion in the nine months ended September 30, 2026 primarily related to purchases of, and collections on, wholesale finance receivables and $3.1 billion in the nine months ended September 30, 2025 primarily related to purchases of, and collections on, wholesale finance receivables, and collection of intercompany loans to Cruise, which are eliminated within the condensed consolidated statements of cash flows.
(b)Includes $(1.2) billion and $(1.1) billion in the nine months ended September 30, 2026 and 2025 for dividends to GM, which are eliminated within the condensed consolidated statements of cash flows.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025
Operating Activities
Net income (loss)	$1.4	$1.6	$(0.2)
Depreciation and amortization	4.1	4.0	0.2
Accretion and amortization of loan and leasing fees	(1.1)	(1.2)	0.1
Provision for loan losses	1.0	0.9	0.1
Other non-cash income	(0.4)	(0.7)	0.3
Changes in assets and liabilities	(0.3)	1.3	(1.5)
Deferred income taxes	0.2	0.2	—
Net cash provided by (used in) operating activities	$4.9	$6.1	$(1.1)

Credit Facilities In the normal course of business, in addition to using its available cash, GM Financial utilizes borrowings under its credit facilities, which may be secured or unsecured, and GM Financial repays these borrowings as appropriate under its cash management strategy. At September 30, 2026, secured and unsecured credit facilities totaled $28.2 billion and $4.0 billion, with advances outstanding of $9.0 billion and $2.7 billion.

GM Financial did not have any borrowings outstanding against our credit facility designated for their exclusive use or the remainder of our revolving credit facilities at September 30, 2026 and December 31, 2025. Refer to the "Automotive Liquidity" section of this MD&A for additional details.

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

Non-GAAP Measures We use both GAAP and non-GAAP financial measures for operational and financial decision making, and to assess Company and segment business performance. Our non-GAAP measures include: EBIT-adjusted, presented net of noncontrolling interests; EBT-adjusted for our GM Financial segment; EPS-diluted-adjusted; ETR-adjusted; ROIC-adjusted; and adjusted automotive free cash flow. Our calculation of these non-GAAP measures may not be comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, the use of these non-GAAP measures has limitations and should not be considered superior to, in isolation from, or as a substitute for, related U.S. GAAP measures.

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

Adjusted automotive free cash flow (Most comparable GAAP measure: Net automotive cash provided by operating activities) Adjusted automotive free cash flow is used by management and can be used by investors to review the liquidity of our automotive operations and to measure and monitor our performance against our capital allocation program and evaluate our automotive liquidity against the substantial cash requirements of our automotive operations. We measure adjusted automotive free cash flow starting with automotive operating cash flow from operations. We subtract capital expenditures, add the imputed cash effects of third-party payments made on our behalf for inventory banking, and subtract the cash effects when the banked inventory is consumed. The result is then adjusted for management actions, which can include voluntary events such as discretionary contributions to employee benefit plans or nonrecurring specific events such as a closure of a facility that are considered special for EBIT-adjusted purposes. Refer to the "Liquidity and Capital Resources" section of this MD&A for additional information.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles Net income (loss) attributable to stockholders to EBIT-adjusted:

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,
	2026	2025	2026	2025	2026	2025	2025	2024
Net income (loss) attributable to stockholders	$3,335	$1,327	$1,305	$1,895	$2,627	$2,784	$(3,310)	$(2,961)
Income tax expense (benefit)	565	127	214	481	642	719	(989)	318
Automotive interest expense	162	209	151	198	158	152	167	215
Automotive interest income	(195)	(220)	(183)	(200)	(173)	(191)	(242)	(279)
Adjustments
EV strategic realignment(a)	238	1,592	2,279	330	1,077	—	5,992	—
China restructuring actions(b)	—	—	177	140	(78)	—	702	4,010
Legal matters(c)	—	300	—	—	—	—	357	—
Restructuring and other strategic actions(d)	—	41	—	193	—	26	166	1,207
Total adjustments	238	1,933	2,456	663	999	26	7,217	5,217
EBIT-adjusted	$4,106	$3,376	$3,943	$3,037	$4,253	$3,490	$2,843	$2,509
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
(d)These adjustments were excluded because they relate to restructuring and strategic actions associated with employee separations, autonomous and assisted driving, manufacturing operations in Colombia and Ecuador, Buick’s EV strategy, and the GM headquarters relocation.

The following table reconciles diluted earnings per common share to EPS-diluted-adjusted:

	Three Months Ended				Nine Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Diluted earnings per common share	$3,305	$3.73	$1,297	$1.35	$7,206	$7.94	$6,510	$6.64
Adjustments(a)	238	0.27	1,933	2.01	3,693	4.07	2,622	2.67
Tax effect on adjustments(b)	(57)	(0.06)	(536)	(0.56)	(736)	(0.81)	(606)	(0.62)
Tax adjustments(c)	(208)	(0.23)	—	—	(208)	(0.23)	—	—
Return from preferred shareholders(d)	—	—	—	—	—	—	(593)	(0.60)
EPS-diluted-adjusted	$3,278	$3.70	$2,694	$2.80	$9,955	$10.97	$7,933	$8.09
__________
(a)Refer to the reconciliation of Net income (loss) attributable to stockholders to EBIT-adjusted within this section of MD&A for adjustment details.
(b)The tax effect of each adjustment is determined based on the tax laws and valuation allowance status of the jurisdiction to which the adjustment relates.
(c)These adjustments consist of tax benefits from a change to a subsidiary's legal entity tax classification.
(d)This adjustment consists of a return from the preferred shareholders related to the redemption of Cruise preferred shares from noncontrolling interest holders in the nine months ended September 30, 2025.

GENERAL MOTORS COMPANY AND SUBSIDIARIES

The following table reconciles our effective tax rate to ETR-adjusted:

	Three Months Ended						Nine Months Ended
	September 30, 2026			September 30, 2025			September 30, 2026			September 30, 2025
	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate	Income before income taxes	Income tax expense (benefit)	Effective tax rate
Effective tax rate	$3,943	$565	14.3%	$1,419	$127	8.9%	$8,858	$1,422	16.1%	$7,366	$1,326	18.0%
Adjustments(a)	238	57		1,933	536		3,693	736		2,622	606
Tax adjustments(b)	—	208		—	—		—	208		—	—
ETR-adjusted	$4,181	$830	19.9%	$3,352	$663	19.8%	$12,551	$2,366	18.9%	$9,988	$1,932	19.3%
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
(b)Refer to the reconciliation of diluted earnings (loss) per common share to EPS-diluted adjusted within this section of MD&A for adjustment details.

We define return on equity (ROE) as Net income (loss) attributable to stockholders for the trailing four quarters divided by average equity for the same period. Management uses average equity to provide comparable amounts in the calculation of ROE. The following table summarizes the calculation of ROE (dollars in billions):

	Four Quarters Ended
	September 30, 2026	September 30, 2025
Net income attributable to stockholders	$4.0	$3.0
Average equity(a)	$62.1	$65.2
ROE	6.4%	4.7%
__________
(a)Includes equity of noncontrolling interests where the corresponding earnings (loss) are included in Net income attributable to stockholders.

The following table summarizes the calculation of ROIC-adjusted (dollars in billions):

	Four Quarters Ended
	September 30, 2026	September 30, 2025
EBIT-adjusted(a)	$15.1	$12.4
Average equity(b)	$62.1	$65.2
Add: Average automotive debt and interest liabilities (excluding finance leases)	15.9	16.1
Add: Average automotive net pension and OPEB liability	7.6	8.7
Less: Average automotive net income tax asset	(24.5)	(22.9)
ROIC-adjusted average net assets	$61.1	$67.1
ROIC-adjusted	24.8%	18.5%
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

GENERAL MOTORS COMPANY AND SUBSIDIARIES

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2026 as required by paragraph (b) of Rules 13a-15 or 15d-15. Based on this evaluation, at a reasonable assurance level, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting We initiated actions to enhance our close, consolidation, planning, and reporting processes through a phased implementation of new systems and system architectures. In the three months ended September 30, 2026, we updated our close, consolidation, and financial reporting systems, processes, and related internal controls, inclusive of the discussion of our operating results in MD&A.

There have not been any other changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*  *  *  *  *  *  *

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities The following table summarizes our purchases of common stock in the three months ended September 30, 2026:

	Total Number of Shares Purchased(a)	Weighted-Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2026 through July 31, 2026	2,446,720	$86.46	2,287,166	$3.3 billion
August 1, 2026 through August 31, 2026	8,264,403	$86.90	8,258,280	$2.6 billion
September 1, 2026 through September 30, 2026	18,753,811	$84.52	18,753,811	$1.0 billion
Total	29,464,934	$85.35	29,299,257
__________
(a)Shares purchased include shares delivered by employees or directors to us for the payment of taxes resulting from the issuance of common stock upon the vesting of RSUs relating to compensation plans. Refer to our 2025 Form 10-K for additional details on employee stock incentive plans.
(b)The weighted-average price paid per share excludes broker commissions.

*  *  *  *  *  *  *

Item 5. Other Information

During the three months ended September 30, 2026, the following directors or officers of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K: (1) on August 5, 2026, Rory V. Harvey, Executive Vice President and President, Global Markets, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 16,513 shares of GM common stock between November 4, 2026 and February 28, 2027, subject to certain conditions; and (2) on August 19, 2026, Paul A. Jacobson, Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 150,000 shares of GM common stock between November 18, 2026 and February 5, 2027, subject to certain conditions.

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
Incorporated by Reference
10.1*
Master Irrevocable Independent Payment Undertaking Agreement, dated as of August 7, 2026, by and among General Motors Company, General Motors LLC, and Procura Auto Parts LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Company filed August 11, 2026
Incorporated by Reference
31.1	Section 302 Certification of the Chief Executive Officer	Filed Herewith
31.2	Section 302 Certification of the Chief Financial Officer	Filed Herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (Inline XBRL) includes: (i) the Condensed Consolidated Income Statements, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements	Filed Herewith
104	The cover page from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2026, formatted as Inline XBRL and contained in Exhibit 101	Filed Herewith
__________
*    Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

*  *  *  *  *  *  *

GENERAL MOTORS COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL MOTORS COMPANY (Registrant)
		By:	/s/ CHRISTOPHER T. HATTO
Christopher T. Hatto, Vice President, Global Business Solutions and Chief Accounting Officer
Date:	October 20, 2026